Form 10-Q
period 2007-06-29
Covidien Ltd.
filed 2007-08-10
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33259

(Commission File Number)

COVIDIEN LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0518045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Second Floor,

90 Pitts Bay Road,

Pembroke HM 08,

Bermuda

Telephone: (441) 292-8674

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ (The registrant became subject to the reporting requirements of the Securities and Exchange Act of 1934 on June 7, 2007.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The number of common shares outstanding as of August 7, 2007 was 497,175,669.

COVIDIEN LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN LTD.

CONDENSED COMBINED STATEMENTS OF OPERATIONS (Unaudited)

Quarters and Nine Months Ended June 29, 2007 and June 30, 2006

(in millions, except per share data)

	Quarters Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net sales	$2,579	$2,464	$7,569	$7,166
Cost of products sold	1,337	1,306	3,979	3,820

Gross profit	1,242	1,158	3,590	3,346
Selling, general and administrative expenses	662	536	1,840	1,561
Research and development expenses	68	64	197	194
Class action settlement, net of insurance recovery	1,207	—	1,207	—
Restructuring charges	5	—	26	—
Loss (gain) on divestiture	—	1	—	(45)
In-process research and development charges	30	—	38	3

Operating (loss) income	(730)	557	282	1,633
Interest expense	46	40	125	131
Interest income	(9)	(6)	(28)	(23)
Other expense, net	156	1	150	6

(Loss) income from continuing operations before income taxes	(923)	522	35	1,519
Income taxes	184	135	406	384

(Loss) income from continuing operations	(1,107)	387	(371)	1,135
Loss from discontinued operations, net of income taxes	1	26	5	320

Net (loss) income	$(1,108)	$361	$(376)	$815

Pro forma basic and diluted earnings per share (Note 1):
(Loss) income from continuing operations	$(2.23)	$0.78	$(0.75)	$2.28
Loss from discontinued operations	—	0.05	0.01	0.64
Net (loss) income	(2.23)	0.73	(0.76)	1.64

See Notes to Condensed Consolidated and Combined Financial Statements.

COVIDIEN LTD.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS (Unaudited)

At June 29, 2007 and September 29, 2006

(in millions, except share data)

	June 29, 2007	September 29, 2006
Assets
Current Assets:
Cash and cash equivalents	$676	$242
Accounts receivable trade, less allowance for doubtful accounts of $45 and $42	1,642	1,542
Inventories	1,295	1,255
Interest in class action settlement fund	1,248	—
Class action settlement receivable	1,766	—
Prepaid expenses and other current assets	633	604

Total current assets	7,260	3,643
Property, plant and equipment, net	2,625	2,558
Goodwill	6,169	6,114
Intangible assets, net	1,365	1,378
Due from affiliates	293	—
Other assets	448	415

Total Assets	$18,160	$14,108

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt, including due to Tyco International Ltd. and affiliates of $173 at September 29, 2006	$3,573	$194
Accounts payable	483	549
Class action settlement liability	2,972	—
Accrued and other current liabilities	1,109	904

Total current liabilities	8,137	1,647
Long-term debt, including due to Tyco International Ltd. and affiliates of $1,971 at September 29, 2006	842	2,248
Guaranteed contingent tax liabilities	715	—
Other liabilities	1,945	1,592

Total Liabilities	11,639	5,487
Commitments and contingencies (Note 11)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.20 par value, 1,000,000,000 authorized; 496,869,055 issued and outstanding at June 29, 2007	99	—
Contributed surplus	5,883	—
Parent company investment	—	8,320
Accumulated other comprehensive income	539	301

Total Shareholders’ Equity	6,521	8,621

Total Liabilities and Shareholders’ Equity	$18,160	$14,108

See Notes to Condensed Consolidated and Combined Financial Statements.

COVIDIEN LTD.

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended June 29, 2007 and June 30, 2006

(dollars in millions)

	Nine Months Ended
	June 29, 2007	June 30, 2006
Cash Flows From Operating Activities:
Net (loss) income	$(376)	$815
Loss from discontinued operations, net of income taxes	5	320

(Loss) income from continuing operations	(371)	1,135
Adjustments to reconcile net cash provided by operating activities:
In-process research and development charges	38	3
Gain on divestiture	—	(45)
Depreciation and amortization	270	246
Non-cash compensation expense	48	49
Deferred income taxes	142	57
Provision for losses on accounts receivable and inventory	44	36
Class action settlement charge, net of insurance recovery	1,207	—
Loss on early extinguishment of debt	155	—
Other non-cash items	(3)	20
Changes in assets and liabilities, net of the effects of acquisitions and divestiture:
Accounts receivable, net	(52)	(15)
Inventories	(58)	(223)
Accounts payable	(72)	(31)
Accrued and other liabilities	197	(352)
Other	33	(77)

Net cash provided by operating activities	1,578	803

Net cash used in discontinued operating activities	—	(129)

Cash Flows From Investing Activities:
Capital expenditures	(258)	(311)
Acquisitions, net of cash acquired	(117)	(123)
Divestiture, net of cash retained	—	74
Interest in class action settlement fund	(1,248)	—
Other	8	(8)

Net cash used in investing activities	(1,615)	(368)

Net cash provided by discontinued investing activities	35	874

Cash Flows From Financing Activities:
Repayment of external debt	(193)	(28)
Issuance of external debt	4,296	—
Allocated debt activity	(2,291)	(581)
Net transfers to parent company	(1,423)	(490)
Transfers from discontinued operations	—	638
Other	71	67

Net cash provided by (used in) financing activities	460	(394)

Net cash used in discontinued financing activities	(35)	(736)

Effect of currency rate changes on cash	11	2
Net increase in cash and cash equivalents	434	52
Less: net (increase) in cash related to discontinued operations	—	(9)
Cash and cash equivalents at beginning of period	242	141

Cash and cash equivalents at end of period	$676	$184

See Notes to Condensed Consolidated and Combined Financial Statements.

COVIDIEN LTD.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

Nine Months Ended June 29, 2007 and June 30, 2006

(in millions)

	Common Shares		Contributed Surplus	Parent Company Investment	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number	Par Value
Balance at September 29, 2006	—	$—	$—	$8,320	$301	$8,621
Net loss	—	—	—	(376)	—	(376)
Currency translation	—	—	—	—	160	160
Minimum pension liability, net of income taxes	—	—	—	—	78	78
Assumption of liabilities and forgiveness of Tyco International intercompany balances	—	—	—	(1,322)	—	(1,322)
Guaranteed contingent tax liabilities	—	—	(715)	—	—	(715)
Due from affiliates recorded under Tax Sharing Agreement	—	—	293	—	—	293
Income taxes assumed upon Separation	—	—	(218)	—	—	(218)
Transfer of parent company investment to contributed surplus	—	—	6,622	(6,622)	—	—
Issuance of common shares	497	99	(99)	—	—	—

Balance at June 29, 2007	497	$99	$5,883	$—	$539	$6,521

	Parent Company Investment	Accumulated Other Comprehensive Income	Total Parent Company Equity
Balance at September 30, 2005	$7,901	$106	$8,007
Net income	815	—	815
Currency translation	—	107	107
Minimum pension liability, net of income taxes	—	(3)	(3)
Net transfers to parent	(411)	—	(411)

Balance at June 30, 2006	$8,305	$210	$8,515

See Notes to Condensed Consolidated and Combined Financial Statements.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

Separation from Tyco International Ltd.—Effective June 29, 2007, Covidien Ltd. (“Covidien” or the “Company”), a company organized under the laws of Bermuda, became the parent company that owns the former healthcare businesses of Tyco International Ltd. (“Tyco International”). Prior to June 29, 2007, the assets of the healthcare businesses of Tyco International were transferred to Covidien. On June 29, 2007, Tyco International distributed all of its shares of Covidien, as well as its shares of its former electronics businesses (“Tyco Electronics”), to the holders of Tyco International common shares on the record date for the distribution, which was June 18, 2007 (the “Separation”).

Basis of Presentation—The accompanying Condensed Consolidated and Combined Financial Statements reflect the consolidated operations of Covidien Ltd. and its subsidiaries as an independent publicly-traded company as of June 29, 2007, and a combined reporting entity comprising the assets and liabilities used in managing and operating Tyco International’s healthcare businesses, including Covidien Ltd., prior to June 29, 2007. Certain subsidiaries have disposed of some of the operations previously owned. Where appropriate, these operations have been reflected as discontinued operations in the Condensed Consolidated and Combined Financial Statements presented herein.

The unaudited Condensed Consolidated and Combined Financial Statements have been prepared in U. S. dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the Condensed Consolidated and Combined Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited Condensed Consolidated and Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of the interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire fiscal year or any subsequent interim period. The year-end condensed combined balance sheet data was derived from audited financial statements, but does not include all of the annual disclosures required by GAAP. These financial statements should be read in conjunction with the Company’s audited Annual Combined Financial Statements included in the information statement filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on June 8, 2007.

The Company’s Condensed Combined Financial Statements for periods prior to June 29, 2007 may not be indicative of its future performance and do not necessarily reflect what its combined results of operations, financial condition and cash flows would have been had it operated as an independent, publicly-traded company during the periods presented, including changes in the Company’s capitalization as a result of the Separation. To the extent that an asset, liability, revenue or expense is directly associated with the Company, it is reflected in the accompanying Condensed Consolidated and Combined Financial Statements. Certain general corporate overhead, other expenses and debt and related net interest expense and loss on early extinguishment of debt have been allocated for periods prior to the Separation by Tyco International to the Company. Management believes such allocations are reasonable; however, they may not be indicative of the actual expenses the Company would have incurred had the Company been operating as an independent, publicly-traded company for the periods presented. Note 9 provides further information regarding allocated expenses. Following the Separation, the Company will perform these functions using internal resources or purchased services, certain of which may be provided by Tyco International during a transitional period pursuant to the Separation and Distribution Agreement dated June 29, 2007, among Covidien, Tyco International, and Tyco Electronics (the “Separation and Distribution Agreement”). Note 9 provides additional information regarding the Separation and Distribution Agreement.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

Prior to June 29, 2007, Tyco International’s investment in the healthcare businesses is shown as “Parent Company Investment” in the Condensed Combined Financial Statements. On June 29, 2007, Tyco International completed a distribution of one common share of Covidien for every four common shares of Tyco International. Following the Separation, the Company had 496,869,055 common shares outstanding at a par value of $0.20 per share. This share amount was used to calculate pro forma earnings per share for all periods presented. The same number of shares was used to calculate diluted earnings per share and basic earnings per share because no common shares of Covidien were publicly available on or before June 29, 2007, and no Covidien restricted shares or share options were outstanding prior to the Separation. After Separation adjustments were recorded, the remaining parent company investment balance, which includes all earnings prior to the Separation, was transferred to contributed surplus. Subject to certain conditions, contributed surplus is a distributable reserve under Bermuda law. Net income subsequent to the Separation will be included in accumulated earnings.

Preference Shares—Covidien has authorized 125,000,000 preference shares, par value of $0.20 per share, none of which were issued and outstanding at June 29, 2007 and September 29, 2006. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise with respect to the preference shares may be determined by Covidien’s Board of Directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends prior to any payment to the common shareholders.

Description of Business—The Company is engaged in the development, manufacture and distribution of medical devices and supplies, diagnostic imaging agents, pharmaceuticals and other healthcare products for use in clinical and home settings. The Company conducts business globally and is organized into the following five segments:

•

Medical Devices designs, manufactures and distributes a broad spectrum of laparoscopic instruments, surgical staplers, sutures, energy-based instruments, pulse oximeters, ventilators, vascular compression devices, needles and syringes, and sharps collection systems;

•	Imaging Solutions develops, manufactures and markets contrast agents, contrast delivery systems and radiopharmaceuticals (nuclear medicine);

•	Pharmaceutical Products produces and markets active pharmaceutical ingredients, dosage pharmaceuticals and specialty chemicals;

•

Medical Supplies designs, manufactures and distributes a broad spectrum of traditional wound care products, absorbent hygiene products, operating room kits and accessories, and also is an original equipment manufacturer, or OEM, of various medical supplies for a number of leading medical device companies; and

•	Retail Products develops, manufactures and markets private label adult incontinence, feminine hygiene and infant care products.

2. Acquisitions

In April 2007, the Company’s Medical Devices segment acquired intellectual property from Sorbx, LLC (“Sorbx”), a developer of an absorbable tack technology used in hernia repair procedures, for $30 million. The acquisition of the intellectual property from Sorbx allows the Company to expand its surgical devices portfolio, while leveraging its global distribution capabilities. The Company recorded an in-process research and development charge (“IPR&D”) of $30 million in connection with the acquisition of intellectual property from Sorbx. This charge related to the development of second-generation technology that had not yet obtained regulatory approval. As of the acquisition date, the IPR&D was not considered to be technologically feasible or to have any alternative future use.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

In September 2006, the Company’s Medical Devices segment acquired over 50% ownership of Airox S.A. (“Airox”) for $59 million, net of cash acquired of $4 million. During the first quarter of fiscal 2007, the Company’s Medical Devices segment acquired the remaining outstanding shares of Airox in a mandatory tender offer for approximately $47 million.

The Company’s preliminary allocation of the total purchase price of Airox is as follows (dollars in millions):

Current assets (including cash of $4)	$15
Intangible assets (including in-process research and development)	61
Other non-current assets	1
Goodwill (non-tax deductible)	59

Total assets acquired	136
Current liabilities	11
Other non-current liabilities	15

Total liabilities assumed	26

Net assets acquired	$110

Intangible assets acquired include $19 million assigned to IPR&D that was written off at the dates of acquisition, $8 million of which occurred during the first nine months of fiscal 2007. These charges related to the development of second-generation technology that had not yet obtained regulatory approval. As of the acquisition dates, the IPR&D was not considered to be technologically feasible or to have any alternative future use. The remaining intangible assets, which are valued at $42 million, relate to unpatented technology and have useful lives of 15 years.

During the nine months ended June 29, 2007, the Company paid cash of $16 million related to holdback liabilities, primarily associated with the fiscal 2006 acquisition of Confluent Surgical, Inc. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet and other contingencies.

The acquisitions above did not have a material effect on the Company’s results of operations, financial condition or cash flows.

3. Restructuring Charges

In fiscal 2007, the Company launched a restructuring program in its Medical Devices, Medical Supplies and Retail Products segments. These programs include exiting unprofitable product lines in low-growth and declining-growth markets, reducing excess machine capacity, moving production to lower cost alternatives through plant consolidations and outsourcing initiatives, and relocating certain functions. The Company expects to incur charges of $150 million, most of which is expected to occur by the end of 2008.

Under this restructuring program, the Company began to consolidate certain facilities and recorded restructuring charges of $5 million and $26 million, during the third quarter and the first nine months of fiscal 2007, respectively. The restructuring actions were largely reductions in workforce within the Medical Devices segment. At June 29, 2007, $13 million of restructuring liabilities associated with this restructuring program were included in “Accrued and other current liabilities” in the Condensed Consolidated Balance Sheet.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

4. Discontinued Operations and Divestiture

Discontinued Operations

During the first nine months of fiscal 2006, the Plastics, Adhesives and Ludlow Coated Products businesses and A&E Products business were sold for $975 million and $5 million in gross cash proceeds, respectively. Working capital and other adjustments resulted in net proceeds of $882 million for the sale of the Plastics, Adhesives and Ludlow Coated Products businesses. Net cash proceeds received for the sale of the A&E Products business, consummated in the third quarter of fiscal 2006, were $1 million, which did not include working capital adjustments that were agreed upon in fiscal 2007. Both businesses met the discontinued operations criteria and, therefore, have been included in discontinued operations for all periods presented.

Net sales, income from operations, loss on sale and income taxes for discontinued operations are as follows (dollars in millions):

	Quarters Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net sales	$—	$42	$—	$769

Pre-tax loss (income) from discontinued operations	$—	$21	$—	$(12)
Pre-tax loss on sale of discontinued operations	—	2	6	309
Income tax expense (benefit)	1	3	(1)	23

Loss from discontinued operations, net of income taxes	$1	$26	$5	$320

During the first nine months of fiscal 2006, the Company recorded $283 million and $26 million of pre-tax losses on the sale of discontinued operations for the Plastics, Adhesives and Ludlow Coated Products businesses and the A&E Products business, respectively, which included $275 million and $22 million, respectively, of pre-tax impairment charges to write the businesses down to their fair values less costs to sell. Fair values used for the respective impairment assessments were based on existing market conditions and the terms and conditions included or expected to be included in the respective sales agreements.

During the first nine months of fiscal 2007, an additional $30 million was collected from the purchaser of the Plastics, Adhesives and Ludlow Coated Products businesses pursuant to a post-closing adjustment related to the decline in average resin prices, and $6 million was received from the purchaser of the A&E Products business for working capital adjustments.

Divestiture

In January 2006, the Company completed the sale of the Radionics product line within the Medical Devices segment, which included minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. In connection with this sale, the Company received net proceeds of $74 million and recorded a gain of $45 million in continuing operations during the first nine months of fiscal 2006.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

5. Income Taxes

Income tax expense was $184 million and $135 million on loss from continuing operations before income taxes of $923 million and on income from continuing operations before income taxes of $522 million for the quarters ended June 29, 2007 and June 30, 2006, respectively. Income tax expense was $406 million and $384 million on income from continuing operations before income taxes of $35 million and $1,519 million for the nine months ended June 29, 2007 and June 30, 2006, respectively. This resulted in effective tax rates of (19.9%) and 25.9% for the third quarters of fiscal 2007 and 2006, respectively, and effective tax rates of 1,160.0% and 25.3% for the first nine months of 2007 and 2006, respectively. The increase in the effective tax rates for the quarter and nine months ended June 29, 2007, compared with the quarter and nine months ended June 30, 2006, was primarily due to the charges related to the net class action settlement and loss on allocated early extinguishment of debt, for which no tax benefit was realized. In addition, the rates were adversely impacted by certain tax costs incurred in connection with the Company’s separation from Tyco International and other adjustments to legacy income tax liabilities. The increase in the effective tax rate for the first nine months of 2007 was partially offset by a decrease due to a release in deferred tax valuation allowances related to changes in a non-U.S. tax law.

6. Comprehensive Income

Comprehensive income consists of the following (dollars in millions):

	Quarters Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net (loss) income	$(1,108)	$361	$(376)	$815
Currency translation	53	119	160	107
Minimum pension liability, net of income taxes	(1)	1	78	(3)

Total comprehensive (loss) income	$(1,056)	$481	$(138)	$919

7. Inventories

Inventories consist of (dollars in millions):

	June 29, 2007	September 29, 2006
Purchased materials and manufactured parts	$261	$239
Work in process	208	211
Finished goods	826	805

Inventories	$1,295	$1,255

8. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows (dollars in millions):

	Medical Devices	Imaging Solutions	Pharmaceutical Products	Medical Supplies	Retail Products	Total
Goodwill at September 29, 2006	$4,983	$231	$278	$227	$395	$6,114
Acquisitions	38	—	—	—	—	38
Purchase accounting adjustments	(3)	—	—	—	—	(3)
Currency translation	20	—	—	—	—	20

Goodwill at June 29, 2007	$5,038	$231	$278	$227	$395	$6,169

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

The gross carrying amount and accumulated amortization of intangible assets are as follows (dollars in millions):

	June 29, 2007			September 29, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Unpatented technology	$612	$183	21 years	$591	$160	21 years
Patents and trademarks	641	274	17 years	633	252	17 years
Other	256	88	24 years	240	76	25 years

Total	$1,509	$545	20 years	$1,464	$488	21 years

Non-Amortizable:
Trademarks	$389			$389
Other	12			13

Total	$401			$402

Total intangible assets	$1,910	$545		$1,866	$488

Intangible asset amortization expense for the quarters ended June 29, 2007 and June 30, 2006 was $21 million and $16 million, respectively. Intangible asset amortization expense for the nine months ended June 29, 2007 and June 30, 2006 was $63 million and $48 million, respectively. Amortization expense is estimated to be $21 million for the remainder of fiscal 2007, $77 million for fiscal 2008, $71 million for fiscal 2009, $67 million for fiscal 2010, $63 million for fiscal 2011 and $62 million for fiscal 2012.

9. Related Party Transactions

Trade Activity—Accounts payable includes $6 million and $11 million of payables to Tyco International affiliates at June 29, 2007 and September 29, 2006, respectively. These amounts primarily relate to purchases of certain raw materials and components, which totaled $15 million and $58 million for the quarter and the nine months ended June 29, 2007, respectively, and $18 million and $55 million for the quarter and the nine months ended June 30, 2006, respectively.

Insurable Liabilities—From fiscal 2004 through fiscal 2006, the Company was insured for workers’ compensation, general and auto liabilities by a captive insurance company, which is a wholly-owned subsidiary of Tyco International. The Company paid a premium in each year to obtain insurance coverage during these periods. During fiscal 2005, the Company also transferred financial risk for certain workers’ compensation, general and auto liabilities related to periods prior to fiscal 2004 to that same captive insurance company. As a result of these transactions, at June 29, 2007 and September 29, 2006, the Company maintained liabilities reflected in the Condensed Consolidated and Combined Balance Sheets of $48 million and $51 million, respectively, with offsetting insurance assets of the same amounts from Tyco International’s captive insurance company. Following the Separation, the Company maintains its own captive insurance companies to manage certain of its insurable liabilities.

Debt and Related Items—The Company was allocated a portion of Tyco International’s consolidated debt, net interest expense and loss on early extinguishment of debt. Note 10 provides further information regarding these allocations.

Allocated Expenses—The Company was allocated corporate overhead expenses from Tyco International for corporate-related functions based on a pro-rata percentage of Tyco International’s consolidated net revenue. General corporate overhead expenses primarily related to centralized corporate functions, including treasury, tax, legal, internal audit, human resources and risk management functions. The Company was allocated $29 million

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

and $35 million of general corporate expenses incurred by Tyco International during the quarters ended June 29, 2007 and June 30, 2006, respectively. The allocations for the nine months ended June 29, 2007 and June 30, 2006 were $109 million and $115 million, respectively. These allocations were included within “Selling, general and administrative expenses” in the Condensed Combined Statements of Operations.

As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocations of general corporate overhead from Tyco International are reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been or will be incurred by the Company as an independent, publicly-traded company. As such, the financial information herein may not necessarily reflect the financial condition, results of operations and cash flows of the Company in the future or what they would have been had the Company been an independent, publicly-traded company during the periods presented.

Separation and Distribution Agreement—On June 29, 2007, the Company entered into a Separation and Distribution Agreement and other agreements with Tyco International and Tyco Electronics to effect the Separation and provide a framework for the Company’s relationships with Tyco International and Tyco Electronics after the Separation. These agreements govern the relationships among Covidien, Tyco International and Tyco Electronics subsequent to the Separation and provide for the allocation to Covidien and Tyco Electronics of certain of Tyco International’s assets, liabilities and obligations attributable to periods prior to the Separation.

Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, Covidien, Tyco International and Tyco Electronics assumed 42%, 27% and 31%, respectively, of certain of Tyco International’s contingent and other corporate liabilities. All costs and expenses associated with the management of these contingent and other corporate liabilities will be shared equally among the parties. These contingent and other corporate liabilities primarily relate to consolidated securities litigation and any actions with respect to the Separation brought by any third party. Contingent and other corporate liabilities do not include liabilities that are specifically related to one of the three separated companies, which will be allocated 100% to the relevant company. If any party responsible for such liabilities were to default in its payment, when due, of any of these assumed obligations, each non-defaulting party would be required to pay equally with any other non-defaulting party the amounts in default. Accordingly, under certain circumstances, Covidien may be obligated to pay amounts in excess of its agreed-upon share of the assumed obligations related to such contingent and other corporate liabilities, including associated costs and expenses.

License Agreement—On June 29, 2007, the Company entered into a License Agreement with Tyco International under which the Company received a license to use the “Tyco” tradenames and trademarks for a transition period following the Separation.

Tax Sharing Agreement—On June 29, 2007, the Company entered into a Tax Sharing Agreement, under which the Company shares responsibility for certain of its, Tyco International’s and Tyco Electronics’ income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. Covidien, Tyco International and Tyco Electronics share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International’s and Tyco Electronics’ U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the Separation. All costs and expenses associated with the management of these shared tax liabilities will be shared equally among the parties. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement’s sharing formula.

All of the tax liabilities of Tyco International that were associated with the former Healthcare businesses of Tyco International became Covidien’s tax liabilities following the Separation. Although Covidien agreed to share

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

certain of these tax liabilities with Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement, Covidien remains primarily liable for all of these liabilities. If Tyco International and Tyco Electronics default on their obligations to Covidien under the Tax Sharing Agreement, Covidien would be liable for the entire amount of these liabilities.

If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party’s fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and be required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed upon share of its, Tyco International’s and Tyco Electronics’ tax liabilities.

10. Debt

Debt is as follows (dollars in millions):

	June 29, 2007	September 29, 2006
Current maturities of long-term debt:
Due to Tyco International Ltd. and affiliates	$—	$173
6.5% notes due November 2007	20	—
Unsecured bridge loan facility	3,526	—
Capital lease obligations	20	18
Other	7	3

Total	3,573	194

Long-term debt:
Due to Tyco International Ltd. and affiliates	—	1,971
6.5% notes due November 2007	—	100
Unsecured senior revolving credit facility	724	—
7.0% notes due December 2013	6	86
Capital lease obligations	67	80
Other	45	11

Total	842	2,248

Total debt	$4,415	$2,442

In April 2007, Tyco International and certain of its subsidiaries that are issuers of its corporate debt commenced tender offers to purchase for cash substantially all of their outstanding U.S. dollar denominated public debt. The Company’s 6.5% notes due November 2007 and 7.0% notes due December 2013 were subject to these tender offers. Approximately $161 million, or 86%, of these notes were tendered.

In April 2007, the Company entered into a five-year unsecured senior revolving credit facility. The commitment under the credit facility is $1.5 billion. Borrowings under this credit facility bear interest, at the Company’s option, at a base rate or LIBOR, plus a margin dependent on the Company’s credit ratings and the amount drawn under the facility. The Company is required to pay an annual facility fee ranging from 4.5 to 12.5 basis points, depending on its credit ratings. Borrowings under the revolving credit facility of $724 million replaced, in part, Tyco International’s revolving credit facilities. Following the draw downs, the Company had $776 million of available capacity under the revolving credit facility for working capital, capital expenditures and other corporate purposes.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

Additionally, in April 2007, the Company entered into a $3.2 billion unsecured bridge loan facility. The bridge facility matures in April 2008. Interest and fees under the bridge facility are substantially the same as those under the revolving credit facility. The bridge facility contains provisions that may require mandatory prepayments or reduction of unused commitments if the Company issues debt or equity. At the end of May 2007, the Company increased the amount of this facility by $1.05 billion, bringing the total facility to $4.25 billion. Borrowings under the unsecured bridge loan facility of $3.526 billion were used to fund a portion of Tyco International’s debt tender offers, to repay a portion of Tyco International’s bank credit facilities and to finance a portion of Tyco International’s class action settlement. Note 11 provides further information regarding the class action settlement.

The Company’s credit and bridge facility agreements contain a covenant limiting the Company’s ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreements contain other customary covenants, none of which are considered restrictive to the Company’s operations. The Company is currently in compliance with all of its debt covenants.

The aggregate amounts of external debt, including capital lease obligations, maturing during the next five years and thereafter are as follows: $3,573 million, $23 million, $5 million, $5 million, $728 million and $81 million.

At September 29, 2006, Tyco International’s consolidated debt, exclusive of amounts incurred directly by the Company, was proportionately allocated to the Company based on the historical funding requirements of the Company using historical data. The allocated debt amounts presented as “Due to Tyco International Ltd. and affiliates” at September 29, 2006 were classified in the Combined Balance Sheet based on the maturities of Tyco International’s underlying debt.

Net interest expense was allocated in the same proportions as debt through June 1, 2007, at which time Covidien assumed its portion of Tyco International’s debt. Interest expense on the allocated debt was calculated using Tyco International’s historical weighted-average interest rate on its debt, including the impact of interest rate swap agreements. For the quarters ended June 29, 2007 and June 30, 2006, Tyco International allocated to the Company interest expense of $22 million and $34 million, respectively, and interest income of $3 million and $5 million, respectively. For the nine months ended June 29, 2007 and June 30, 2006, Tyco International allocated to the Company interest expense of $93 million and $110 million, respectively, and interest income of $16 million and $15 million, respectively. In addition, Tyco International allocated to the Company loss on early extinguishment of debt in the amount of $146 million for both the quarter and the nine months ended June 29, 2007, for which no tax benefit was realized. This amount is included in “Other expense, net” in the Combined Statements of Operations. The method utilized to allocate loss on early extinguishment of debt is consistent with the method used to allocate debt and net interest expense as described above. Management believes the allocation basis for debt, net interest expense and loss on early extinguishment of debt is reasonable based on the historical financing needs of the Company. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had the Company been operating as an independent, publicly-traded company for the periods presented.

11. Commitments and Contingencies

Prior to the Separation, Tyco International and certain of its former directors and officers were named as defendants in several lawsuits relating to securities class action, shareholder lawsuits and Employee Retirement Income Security Act (“ERISA”) related litigation. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to this outstanding litigation were allocated among Covidien, Tyco International and Tyco Electronics. As discussed in Note 9 under “Separation and Distribution Agreement,” Covidien is responsible for 42% of potential liabilities that may arise upon the settlement of such pending

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

litigation. If Tyco International or Tyco Electronics were to default on their obligation to pay their allocated share of these liabilities, however, Covidien would be required to pay additional amounts. Tyco International’s various outstanding litigation proceedings are discussed below.

Tyco International Legal Proceedings

As a result of actions taken by Tyco International’s former senior corporate management, Tyco International, some members of Tyco International’s former senior corporate management, former members of Tyco International’s Board of Directors, former General Counsels and Tyco International’s current Chief Executive Officer and former Chief Financial Officer are named defendants in a number of class actions alleging violations of the disclosure provisions of the federal securities laws. Tyco International, certain of its current and former employees, some members of its former senior corporate management and some former members of its Board of Directors also are named as defendants in several ERISA class actions. In addition, some members of Tyco International’s former senior corporate management are subject to a Securities and Exchange Commission (“SEC”) inquiry. The findings and outcomes of the SEC inquiry may affect the course of the securities class actions and ERISA class actions pending against Tyco International. Tyco International is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, Tyco International’s insurance carriers may decline coverage, or Tyco International’s coverage may be insufficient to cover its expenses and liability, in some or all of these matters.

Class Action Settlement—On May 14, 2007, Tyco International entered into a Memorandum of Understanding with plaintiffs’ counsel in connection with the settlement of 32 class action lawsuits. The Memorandum of Understanding does not address all securities cases, and several remain outstanding. In addition, the proposed settlement does not release claims arising under ERISA.

Under the terms of the Memorandum of Understanding, the plaintiffs have agreed to release all claims against Tyco International, the other settling defendants and ten other individuals in consideration of the payment of $2.975 billion from Tyco International to the certified class. The parties to the Memorandum of Understanding have agreed to use their best efforts to finalize and execute a final settlement agreement and to apply to the court for approval of the settlement agreement. The Memorandum of Understanding will be null and void if the settlement agreement does not receive final court approval. On July 13, 2007, the U.S. District Court in Concord, New Hampshire, granted preliminary approval of the settlement. In addition, Tyco International will have the right to terminate the settlement agreement in the event that more than a certain percentage of the certified class opts out of the settling class.

If the proposed settlement were not consummated on the agreed terms or if the unresolved class action lawsuits were determined to be adverse to Tyco International, it is possible that the Company’s portion of such liability would have a material adverse effect on its financial condition, results of operations or cash flows. Moreover, Tyco International stipulated, pursuant to a court order, that the Company will be primarily liable for a portion of the obligations arising from the Tyco International shareholder litigation. The stipulation also provides that if any party defaults on its obligations, the other parties will be jointly and severally liable for those obligations.

Under the terms of the Separation and Distribution Agreement, Covidien, Tyco International and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement. Additionally, under the Separation and Distribution Agreement, the companies share in the liability, with Covidien assuming 42%, Tyco International 27% and Tyco Electronics 31% of the total amount. In the third quarter of fiscal 2007, the

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

Company was allocated a net charge of $1.207 billion from Tyco International, for which no tax benefit was realized. This amount is comprised of Covidien’s portion of the class action settlement of $1.249 billion, net of its portion of the related insurance recovery of $42 million. Both amounts are consistent with Covidien’s sharing percentage included in the Separation and Distribution Agreement. At June 29, 2007, the Company had a $2.972 billion class action settlement liability for the full amount owed under the settlement and a $1.766 billion receivable from Tyco International and Tyco Electronics for their portions of the liability. The $1.766 billion receivable is included in “Class action settlement receivable” in the Condensed Consolidated Balance Sheet at June 29, 2007. Borrowings under the unsecured bridge loan facility and cash were used to fund the Company’s portion of the payment into an escrow account intended to be used to settle the liability. “Interest in class action settlement fund” in the Condensed Consolidated Balance Sheet at June 29, 2007 represents the Company’s $1.248 billion interest in Tyco International’s funds held in escrow to settle the class action lawsuits. The escrow account earns interest that is payable to the class.

Investigations—Tyco International and others have received various subpoenas and requests from the U.S. Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into Tyco International’s governance, management, operations, accounting and related controls. The Department of Labor is investigating Tyco International and the administrators of certain of its benefit plans. Tyco International cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties. It is not possible to estimate the amount of loss, or the range of possible loss, if any, which might result from an adverse resolution of these matters. As a result, the Company’s share of such potential losses is also not estimable and may have a material adverse effect on its financial condition, results of operations or cash flows.

Company Legal Proceedings

The Company is subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon the Company’s experience, current information and applicable law, management does not expect these proceedings to have a material adverse effect on the Company’s financial condition. However, one or more of the proceedings could have a material adverse effect on the Company’s results of operations or cash flows for a future period. Following is an update of the material developments to the most significant of these matters.

Patent Litigation

The Company is a party to a number of patent infringement actions that may require the Company to pay damage awards. The Company has assessed the status of these matters and has recorded liabilities related to certain of these matters, where appropriate.

Applied Medical Resources Corp. v. United States Surgical (“U.S. Surgical”) is a patent infringement action that was filed in the United States District Court for the Central District of California on July 31, 2003. U.S. Surgical is a subsidiary of the Company. The complaint alleges that U.S. Surgical’s Versaseal Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical’s motion for summary judgment of non-infringement.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanded the case for further proceedings. On January 9, 2007, the district court entered an order that denied both parties’ motions for summary judgment on the grounds that material facts remain in dispute. On July 18, 2007, the district court entered an order rescheduling trial for January 15, 2008. The Company intends to defend this action vigorously. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter.

Medrad, Inc. v. Tyco Healthcare Group LP, et al. is a patent infringement action that was filed in the United States District Court for the Western District of Pennsylvania on October 24, 2001. The complaint alleges that the Company’s Optistar MR Contrast Delivery System infringes Medrad’s U.S. Patent No. RE 37,602. Medrad seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. The Company has asserted an antitrust counterclaim alleging that Medrad obtained the reissued patent through knowing and willful fraud on the United States Patent and Trademark Office. On October 12, 2005, the district court granted the Company’s motion for summary judgment and ruled that Medrad’s reissued patent was invalid. Medrad appealed this summary judgment ruling to the United States Court of Appeals for the Federal Circuit. On October 16, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanding the case for further proceedings. The Company filed a petition for certiorari with the United States Supreme Court seeking review of the Federal Circuit’s decision. No trial date has been scheduled in the district court. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter.

Tyco Healthcare Group LP, et al. v. Medrad, Inc. is a patent action that was filed in the United States District Court for the Southern District of Ohio, Western Division, on November 7, 2006. The Company’s complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of Medrad’s U.S. Patent No. 6,970,735. The complaint alleges that Medrad has violated the antitrust laws when it obtained the ‘735 patent through knowing and willful fraud on the United States Patent and Trademark Office. On December 12, 2006, Medrad filed a motion to dismiss the complaint. On July 11, 2007, the Company and Medrad resolved the case by executing an agreement entitled “Release and Covenant Not to Sue.” Under this agreement, each party agreed to release its claims against the other in exchange for Medrad agreeing not to assert a claim of patent infringement under the ‘735 patent against certain of the Company’s power injectors.

Ethicon Endo-Surgery, Inc. (“Ethicon”) v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the Southern District of Ohio, Western Division, on January 6, 2005. The complaint alleges that certain of the Company’s surgical staplers and loading units infringe Ethicon’s U.S. Patent No. 4,805,823. Ethicon seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. On March 9, 2006, the district court denied the Company’s motion for summary judgment of invalidity. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. The Company intends to defend this action vigorously. The parties are in the discovery stage. Trial is scheduled to begin on February 11, 2008.

Antitrust Litigation

Masimo Corporation v. Tyco Healthcare Group LP and Mallinckrodt, Inc. was filed on May 22, 2002 in the United States District Court for the Central District of California. Masimo alleges violations of antitrust laws by the Company and Mallinckrodt in the markets for pulse oximetry products. Masimo alleges that the Company and Mallinckrodt used their market position to prevent hospitals from purchasing Masimo’s pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial in this case

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages. The damages are automatically trebled under the antitrust statute to an award of $420 million. If ultimately successful, Masimo’s attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. On March 22, 2006, the district court issued its Memorandum of Decision regarding the post-trial motions. In the Memorandum, the district court vacated the jury’s liability findings on two business practices; affirmed the jury’s liability finding on two other business practices; vacated the jury’s damage award in its entirety; and ordered a new trial on damages. The district court held the new trial on the damages on October 18 and 19, 2006. On January 25, 2007, the district court ordered an additional hearing on the issue of damages, which took place on March 22, 2007. On June 7, 2007, the district court issued its Memorandum of Decision in the new trial on damages and awarded Masimo $14.5 million in damages. The damages are automatically trebled under the antitrust statute to an award of $43.5 million. On June 29, 2007, the district court entered final judgment awarding Masimo $43.5 million in damages, denying Masimo’s demand for a permanent injuction, and retaining jurisdiction to determine the amount of attorney’s fees and costs, if any, to be awarded Masimo. Following entry of judgment, both parties appealed to the United States Court of Appeals for the Ninth Circuit. The Company has assessed the status of this matter and has concluded that it is more likely than not that the liability findings and damages award will be overturned, and, further, the Company intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Condensed Combined Financial Statements with respect to this damage award.

Rochester Medical Corporation, Inc. (“Rochester Medical”) v. C.R. Bard, Inc., et al. is a complaint filed against the Company, another manufacturer and two group purchasing organizations in the United States District Court for the Eastern District of Texas on March 15, 2004. The complaint alleges that the Company and the other defendants conspired or acted to exclude Rochester Medical from markets for urological products in violation of federal and state antitrust laws. Rochester Medical also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. Rochester Medical seeks injunctive relief and damages. Any damages awarded under the federal antitrust laws will be subject to statutory trebling. Rochester Medical has reported that it has settled its claims against defendants C.R. Bard, Inc. and Premier, Inc./Premier Purchasing Partners, L.P. and Novation, LLC/VHA, Inc. Prior to settlement with these three parties, Rochester Medical alleged a damages figure of approximately $213 million against all defendants for all claims. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. The Company intends to defend this action vigorously. By order dated August 2, 2007, the district court scheduled trial regarding claims against the Company for February 2008.

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 29, 2007, the Company concluded that it was probable that it would incur remedial costs in the range of approximately $100 million to $257 million. As of June 29, 2007, the Company concluded that the best estimate within this range was approximately $133 million, of which $17 million was included in “Accrued and other current liabilities” and $116 million was included in “Other liabilities” in the Condensed Consolidated Balance Sheet. The most significant of the Company’s environmental liabilities pertains to a site in Orrington, Maine.

Mallinckrodt Inc., a subsidiary of the Company, owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982. Mallinckrodt is responsible for the costs of completing an environmental site investigation required by the United States Environmental Protection Agency (“USEPA”) and the Maine Department of Environmental Protection (“MDEP”). Mallinckrodt has submitted a Corrective Measures Study

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

plan to the USEPA and MDEP for approval. MDEP has orally indicated that it does not agree with Mallinckrodt’s proposed remedial alternative. Mallinckrodt is waiting to receive an implementation order from MDEP outlining its preferred remedial alternative. At June 29, 2007, estimated future investigation and remediation costs of $31 million were accrued for this site. This accrual does not include potential costs that the Company may incur if it is ordered to remediate environmental conditions in the Penobscot River and Bay. At this time, it is not possible for the Company to estimate the amount of any such potential additional remediation costs. In addition, the Company has accrued for the remediation of several other sites, each of which is individually insignificant. In view of the Company’s financial condition and reserves for environmental matters, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial condition, results of operations or cash flows.

The Company recorded asset retirement obligations (“AROs”) according to the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” for the estimated future costs associated with legal obligations to decommission two nuclear facilities. As of June 29, 2007 and September 29, 2006, the Company’s AROs were $89 million and $82 million, respectively. The Company recorded an insignificant amount of accretion and foreign currency translation related to AROs during the quarter and the nine months ended June 29, 2007. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial condition, results of operations or cash flows.

Asbestos Matters

Mallinckrodt Inc., a subsidiary of the Company, is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Consistent with the national trend of increased asbestos-related litigation, the Company has observed an increase in the number of these lawsuits in the past several years. A majority of the cases involve product liability claims, based principally on allegations of past distribution of products incorporating asbestos. A limited number of the cases allege premises liability, based on claims that individuals were exposed to asbestos while on Mallinckrodt’s property. Each case typically names dozens of corporate defendants in addition to Mallinckrodt. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos.

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of June 29, 2007, there were approximately 10,370 asbestos liability cases pending against Mallinckrodt.

The Company estimates its pending asbestos claims and claims that were incurred but not reported, as well as related insurance and indemnification recoveries. The Company’s estimate of the liability for pending and future claims is based on claim experience over the past five years and covers claims expected to be filed over the next seven years. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account its substantial indemnification rights and insurance coverage, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

Income Taxes

The Company and its subsidiaries’ income tax returns are periodically examined by various tax authorities. In connection with such examinations, tax authorities, including the U.S. Internal Revenue Service (“IRS”), have raised issues and proposed tax adjustments. During the quarter, the IRS concluded its field examination of certain of Tyco International’s, including Covidien’s and Tyco Electronics’, U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent’s Reports (“RARs”) in May and June of 2007 which reflect the IRS’s determination of proposed tax adjustments for the periods under audit. The RARs propose tax audit adjustments to certain of Tyco International’s previously filed tax return positions, all of which Tyco International and the Company expected and previously assessed at each balance sheet date. Accordingly, Covidien made no additional provision during the quarter ended June 29, 2007 with respect to its share of the proposed audit adjustments contained in the RARs.

It is Covidien’s understanding that Tyco International will appeal other proposed tax adjustments totaling approximately $1 billion and Tyco International intends to vigorously defend its prior filed tax return positions. Covidien believes that the amounts recorded in its financial statements relating to its share of these tax adjustments are adequate. However, the ultimate resolution of these matters is uncertain and could have an adverse impact on Covidien’s financial condition, results of operations or cash flows. In addition, ultimate resolution of these matters could result in Tyco International filing amended U.S. federal income tax returns for years subsequent to the current 1997 to 2000 audit period and could have an adverse impact on Covidien’s effective tax rate in future reporting periods. The Company may also be required to accrue and pay additional taxes for contingencies not related to Covidien as a result of the Tax Sharing Agreement with Tyco International and Tyco Electronics.

In fiscal 2004, Tyco International submitted to the IRS proposed adjustments to the U.S. federal income tax returns for the 1997 through 2000 fiscal years, resulting in a reduction in the taxable income previously filed. During fiscal 2006, the IRS accepted substantially all of the proposed adjustments. Also during fiscal 2006, Tyco International developed proposed amendments to U.S. federal income tax returns for additional periods through 2002. On the basis of previously accepted amendments, the Company determined that acceptance of these adjustments is probable and, accordingly, recorded the adjustments in the Condensed Consolidated and Combined Financial Statements. These adjustments resulted in a $285 million decrease in non-current deferred income taxes and a $269 million decrease to non-current income taxes payable in fiscal 2006. Such adjustments did not have a material impact on the Company’s results of operations, cash flows or its ongoing effective tax rate.

Tyco International has yet to complete proposed amendments to its U.S. federal income tax returns for periods subsequent to fiscal 2002, which will primarily reflect the roll forward of the amendments for fiscal 1997 through fiscal 2002. When the Company’s tax return positions are updated, additional adjustments may be identified and recorded in the Consolidated Financial Statements. While the final adjustments cannot be determined until the return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations or cash flows.

Upon Separation, $170 million of Tyco International’s contingent tax liabilities related to unresolved tax matters were transferred to the Company in accordance with the Tax Sharing Agreement with Tyco International and Tyco Electronics. Under this agreement, Covidien, Tyco International and Tyco Electronics share 42%, 27% and 31%, respectively, of certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The Company is the primary obligor to the taxing authorities for $519 million of these contingent tax liabilities. The actual amounts that the Company may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not be resolved for several years.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

Pursuant to the terms of the Tax Sharing Agreement, the Company recorded a long-term receivable from Tyco International and Tyco Electronics of $293 million which is classified as “Due from affiliates” in the Condensed Consolidated Balance Sheet at June 29, 2007, the offset of which is reflected in shareholders’ equity. This receivable reflects 58% of the $505 million of contingent tax liabilities for which the Company is the primary obligor under the Tax Sharing Agreement, which will be shared with Tyco International (27%) and Tyco Electronics (31%). The remaining $14 million of contingent liabilities for which Covidien is the primary obligor are not subject to the Tax Sharing Agreement.

Compliance Matters

Tyco International has received and responded to various allegations that certain improper payments were made by Company subsidiaries in recent years. During 2005, Tyco International reported to the U.S. Department of Justice (“DOJ”) and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act (“FCPA”), that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. Tyco International had, and the Company will continue to have, communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Covidien and FCPA requirements. At this time, the Company cannot predict the outcome of other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial condition, results of operations or cash flows.

Other Matters

The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

12. Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities, of which Covidien assumed and is responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. These guarantee arrangements were valued upon the Company’s separation from Tyco International with the assistance of a third-party valuation firm in accordance with Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and accordingly, liabilities amounting to $715 million were recorded in the Condensed Consolidated Balance Sheet as of June 29, 2007, the offset of which was reflected as a reduction in shareholders’ equity. To the extent such recorded liabilities change, the increase or decrease will be reflected in “Other expense, net” in the Company’s Consolidated Statement of Operations in future periods.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

Prior to Separation, Tyco International made a payment to the IRS as an advance against certain of the proposed tax adjustments. Covidien’s share of the payment under the Tax Sharing Agreement was $192 million. This payment had the effect of reducing the Company’s liabilities recorded for guarantee arrangements and indemnifications entered into with Tyco International and Tyco Electronics pursuant to the Separation and Distribution Agreement. In addition, this payment reduced the Company’s cash balance at June 29, 2007.

Certain of the Company’s business segments have guaranteed the performance of third parties and provided financial guarantees for financial commitments. Recourse, as it relates to these guarantees, indicates the Company will, in the event of customer default, buy back a transaction from a customer financing partner at a predetermined discount of the remaining payments. Using historical data of previous loss levels, a risk percentage is assigned to recourse transactions to estimate required liabilities. Full credit reviews are performed to assess risk and liability requirements on individually large transactions. The total exposure under specific recourse and risk-sharing guarantees and related liabilities at June 29, 2007 was not significant. The potential exposure for non-performance under the guarantees would not have a material effect on the Company’s financial condition, results of operations or cash flows.

In disposing of assets or businesses, the Company often provides representations, warranties and indemnities to cover various risks including, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the Company has no reason to believe that these uncertainties would have a material adverse effect on its financial condition, results of operations or cash flows.

The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. Note 11 provides further information regarding these liabilities.

The Company is liable for product performance, however in the opinion of management, such obligations will not significantly affect the Company’s financial condition, results of operations or cash flows.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

13. Retirement Plans

The net periodic benefit cost for the Company’s defined benefit retirement plans and postretirement plans is as follows (dollars in millions):

	Quarters Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Service cost	$6	$6	$18	$19
Interest cost	15	13	44	40
Expected return on plan assets	(12)	(12)	(36)	(35)
Amortization of prior service benefit	(1)	—	(2)	(2)
Amortization of net actuarial loss	5	7	15	20

Net periodic benefit cost	$13	$14	$39	$42

The Company anticipates that, at a minimum, it will make required contributions of $19 million to its U.S. and non-U.S. pension plans in fiscal 2007. During the first nine months of fiscal 2007, the Company contributed $15 million to its pension plans. In addition, the Company expects to make contributions to its postretirement benefit plans of $14 million in fiscal 2007. During the first nine months of fiscal 2007, the Company contributed $8 million to its postretirement plans.

Effective January 1, 2007, Tyco International legally separated co-mingled pension plans that contained participants of both the Company and other Tyco International subsidiaries. As a result, the Company re-measured the assets and projected benefit obligation of the separated pension plans, based on the ERISA prescribed calculation. The re-measurement resulted in an increase of $58 million to the prepaid pension asset, a decrease of $48 million to deferred income tax assets, a decrease of $70 million to other liabilities and a decrease of $80 million to the minimum pension liability, a component of shareholders’ equity.

14. Share Plans

Total share-based compensation cost was $12 million and $16 million for the quarters ended June 29, 2007 and June 30, 2006, respectively, and $48 million and $50 million for the nine months ended June 29, 2007 and June 30, 2006, respectively. These amounts are included within “Selling, general and administrative expenses” in the Condensed Combined Statements of Operations.

Equity Awards Converted from Previously Issued Tyco International Awards

Prior to the Separation, all employee incentive equity awards were granted by Tyco International. At the time of Separation, substantially all of Tyco International’s outstanding restricted share awards issued prior to fiscal 2007 were converted into restricted share awards of each of the three separate companies. All fiscal 2007 restricted share awards issued to Covidien employees were converted to Covidien restricted share awards. Tyco International’s outstanding share option awards issued to Covidien employees also converted into share option awards of Covidien. Covidien incentive equity awards issued upon completion of the conversion of existing Tyco International equity awards into Covidien equity awards on June 29, 2007 and the related weighted-average grant-date fair value is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Share options	24,789,245	$15.06
Restricted share awards	3,040,792	$38.67

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

A summary of the status of the Company’s share option awards upon completion of the conversion of existing Tyco International equity awards into Covidien equity awards on June 29, 2007 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at June 29, 2007	24,789,245	$40.38	5.25	$67.4
Exercisable at June 29, 2007	19,858,886	$40.80	4.44	$45.7

As of June 29, 2007, there was $36 million of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a remaining weighted-average period of 1.2 fiscal years. In addition, as of June 29, 2007, there was $47 million of total unrecognized compensation cost related to non-vested restricted shares. The cost is expected to be recognized over a remaining weighted-average period of 1.4 fiscal years.

The conversion of existing Tyco International equity awards into Covidien equity awards was considered a modification of an award in accordance with SFAS No. 123R, “Share Based Payment.” As a result, the Company compared the fair value of the award immediately prior to the Separation to the fair value of the award immediately after the Separation to measure incremental compensation cost. The conversion resulted in an increase in the fair value of the awards and, accordingly, the Company recorded non-cash compensation expense, the amount of which was not significant.

2007 Stock and Incentive Plan

Prior to the Separation, the Company adopted the Covidien Ltd. 2007 Stock and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the award of stock options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, restricted stock, deferred stock units and other stock-based awards (collectively, “Awards”). The 2007 Plan provides for a maximum of approximately 25 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan.

Share Options—Options are granted to purchase common shares at prices that are equal to the market value of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant under the 2007 Plan. Options generally vest in equal annual installments over a period of four years and generally expire 10 years after the date of grant. The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

Restricted Share Awards—Restricted share awards are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2007 Plan. All restrictions on the award will lapse upon normal retirement, death or disability of the employee. Recipients of restricted shares have the right to vote such shares and receive dividends, whereas recipients of restricted units have no voting rights and receive dividend equivalents. For grants that vest through passage of time, the fair market value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the market value of the Company’s shares on the grant date. Restricted share awards generally vest in

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

equal annual installments over a four-year period or as determined by the Compensation Committee. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

15. Segment Data

Selected information by business segment is presented in the following tables (dollars in millions):

	Quarters Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net sales(1):
Medical Devices	$1,583	$1,458	$4,553	$4,238
Imaging Solutions	238	227	690	642
Pharmaceutical Products	333	307	1,003	905
Medical Supplies	247	255	743	739
Retail Products	178	217	580	642

	$2,579	$2,464	$7,569	$7,166

	Quarters Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Operating income (loss):
Medical Devices	$438	$465	$1,305	$1,403
Imaging Solutions	29	39	94	89
Pharmaceutical Products	91	82	271	233
Medical Supplies	39	39	110	109
Retail Products	17	11	45	32
Corporate(2)	(1,344)	(79)	(1,543)	(233)

	$(730)	$557	$282	$1,633

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.
(2)	Amounts for the quarter and nine months ended June 29, 2007 included a net charge of $1.207 billion allocated to the Company by Tyco International for the Company’s portion of the class action settlement and related insurance recovery as discussed in Note 11.

16. Subsequent Event

Issuance of Founders’ Grant

On July 2, 2007, Covidien awarded equity compensation grants (the “Founders’ Grant”) under the 2007 Plan of approximately $121 million to the key employees and senior officers of the Company. The Founders’ Grant was issued in the form of non-qualified stock options and restricted stock units (“RSUs”), both of which vest in equal annual installments over a period of four years. The number of stock options, with an exercise price of $43.09, and RSUs granted were 5 million and 2 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated and Combined Financial Statements and the accompanying notes included in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” in our information statement filed as Exhibit 99.1 to our Current Report on Form 8-K on June 8, 2007 and in “Forward-Looking Statements” below.

Separation from Tyco International Ltd.

Effective June 29, 2007, Covidien Ltd., a company organized under the laws of Bermuda, became the parent company that owns the former healthcare businesses of Tyco International Ltd. (“Tyco International”). Prior to June 29, 2007, the assets of the healthcare businesses of Tyco International were transferred to Covidien. On June 29, 2007, Tyco International distributed all of its shares of Covidien, as well as its shares of its former electronics businesses (“Tyco Electronics”), to the holders of Tyco International common shares on the record date for the distribution, which was June 18, 2007 (the “Separation”).

Our Condensed Consolidated and Combined Financial Statements reflect the consolidated operations of Covidien Ltd. and its subsidiaries as an independent publicly-traded company as of June 29, 2007, and a combined reporting entity comprising the assets and liabilities used in managing and operating Tyco International’s healthcare businesses, including Covidien Ltd., prior to June 29, 2007. Certain subsidiaries have disposed of some of the operations previously owned. Where appropriate, these operations have been reflected as discontinued operations in our Condensed Combined Financial Statements presented herein.

Our unaudited Condensed Consolidated and Combined Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America. Our Condensed Combined Financial Statements for periods prior to June 29, 2007 may not be indicative of our future performance and do not necessarily reflect what our combined results of operations, financial condition and cash flows would have been had we operated as an independent, publicly-traded company during the periods presented, particularly since many changes occurred in our capitalization as a result of the Separation. To the extent that an asset, liability, revenue or expense is directly associated with us, it is reflected in the accompanying Condensed Consolidated and Combined Financial Statements. Certain general corporate overhead, other expenses and debt and related net interest expense and loss on early extinguishment of debt have been allocated to us by Tyco International for periods prior to the Separation. Management believes such allocations are reasonable; however, they may not be indicative of the actual expenses we would have incurred had we been operating as an independent, publicly-traded company for the periods presented. Note 9 to our Condensed Consolidated and Combined Financial Statements provides additional information regarding allocated expenses.

We historically have used the corporate services of Tyco International for a variety of functions, including treasury, tax, legal, internal audit, human resources and risk management. On June 29, 2007, we entered into a Separation and Distribution Agreement under which Tyco International may continue some of these services. However, the terms and prices on which such services are rendered may be different than the terms and prices in effect prior to the Separation. We also may incur additional costs associated with being an independent, publicly-traded company. These additional anticipated costs are not reflected in our historical Combined Financial Statements.

Class Action Settlement

On May 14, 2007, Tyco International entered into a Memorandum of Understanding with plaintiffs’ counsel in connection with the settlement of 32 class action lawsuits. The Memorandum of Understanding does not address all securities cases, and several remain outstanding. In addition, the proposed settlement does not release claims arising under ERISA.

Under the terms of the Memorandum of Understanding, the plaintiffs have agreed to release all claims against Tyco International, the other settling defendants and ten other individuals in consideration of the payment of $2.975 billion from Tyco International to the certified class. The parties to the Memorandum of Understanding have agreed to use their best efforts to finalize and execute a final settlement agreement and to apply to the court for approval of the settlement agreement. The Memorandum of Understanding will be null and void if the settlement agreement does not receive final court approval. On July 13, 2007, the U.S. District Court in Concord, New Hampshire, granted preliminary approval of the settlement. In addition, Tyco International will have the right to terminate the settlement agreement in the event that more than a certain percentage of the certified class opts out of the settling class.

If the proposed settlement were not consummated on the agreed terms or if the unresolved class action lawsuits were determined to be adverse to Tyco International, it is possible that our portion of such liability would have a material adverse effect on our financial condition, results of operations or cash flows. Moreover, Tyco International stipulated, pursuant to a court order, that we will be primarily liable for a portion of the obligations arising from the Tyco International shareholder litigation. The stipulation also provides that if any party defaults on its obligations, the other parties will be jointly and severally liable for those obligations.

Under the terms of the Separation and Distribution Agreement, Covidien, Tyco International and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement. Additionally, under the Separation and Distribution Agreement, the companies share in the liability, with Covidien assuming 42%, Tyco International 27% and Tyco Electronics 31% of the total amount. In the third quarter of fiscal 2007, we were allocated a net charge of $1.207 billion from Tyco International, for which no tax benefit was realized. This amount is comprised of our portion of the class action settlement of $1.249 billion, net of our portion of the related insurance recovery of $42 million. Both amounts are consistent with our sharing percentage included in the Separation and Distribution Agreement. At June 29, 2007, we had a $2.972 billion class action settlement liability for the full amount owed under the settlement and a $1.766 billion receivable from Tyco International and Tyco Electronics for their portions of the liability. The $1.766 billion receivable is included in “Class action settlement receivable” in our Condensed Consolidated Balance Sheet at June 29, 2007. Borrowings under the unsecured bridge loan facility and cash were used to fund our portion of the payment into an escrow account intended to be used to settle the liability. “Interest in class action settlement fund” in our Condensed Consolidated Balance Sheet at June 29, 2007 represents our $1.248 billion interest in Tyco International’s funds held in escrow to settle the class action lawsuits. The escrow account earns interest that is payable to the class.

Overview

We are engaged in the development, manufacture and distribution of medical devices and supplies, diagnostic imaging agents, pharmaceuticals and other healthcare products for use in clinical and home settings. Our business is conducted globally and is organized into the following five segments:

•

Medical Devices includes laparoscopic instruments, surgical staplers, sutures, energy-based instruments, pulse oximeters, ventilators, vascular compression devices, needles and syringes and sharps collection systems.

•	Imaging Solutions includes contrast agents, contrast delivery systems and radiopharmaceuticals (nuclear medicine).

•	Pharmaceutical Products includes active pharmaceutical ingredients, dosage pharmaceuticals and specialty chemicals.

•	Medical Supplies includes traditional wound care products, absorbent hygiene products, operating room kits and accessories and OEM products.

•	Retail Products includes private label adult incontinence, feminine hygiene and infant care products.

Our products are found in almost every hospital in the United States, and we have a significant and growing presence in non-U.S. markets. Our strategy is to enhance growth by increasing research and development initiatives, pursuing targeted external opportunities and enhancing our global commercialization infrastructure, including sales, marketing and distribution.

Business Factors Influencing the Results of Operations

Product Recalls

During the first nine months of fiscal 2006, our results were adversely affected by quality systems and regulatory compliance issues that led to product recalls within the Imaging Solutions segment and to a detention order imposed by the Food and Drug Administration (“FDA”) that blocked the import and sale in the U.S. of several temperature monitoring products within our Medical Devices segment that we manufacture at a facility in Mexico. In addition, we were unable to produce certain Imaging Solutions products for a period of time, which adversely affected our sales and manufacturing performance, resulting in underabsorption of manufacturing overhead costs. In certain instances, despite the fact that we were not able to manufacture the product, we were able to obtain alternative sources, but at higher costs.

In response to these quality systems and regulatory compliance issues, we made substantial capital and headcount investments during fiscal 2006. We increased our quality and regulatory assurance personnel at the affected facilities in an effort to address all of the FDA’s concerns. We resumed sales for the majority of the affected Imaging Solutions products in the first quarter of fiscal 2007, and the detention was lifted on our temperature monitoring products. Sales of technetium generators within the Imaging Solutions segment were suspended, however, in the second quarter of fiscal 2007, and we initiated a voluntary recall of such generators manufactured on or after February 23, 2007, as a result of a potential problem identified during routine testing of a production run. This issue was resolved before the end of the second quarter of fiscal 2007, and production of technetium generators resumed on April 2, 2007. There is a risk following any recall or production suspension that we will not be able to regain some of the customers who moved to alternate suppliers.

Other Manufacturing Cost Increases

We use resins, other petroleum-based materials and pulp as raw materials in many of our products. Prices of oil and gas also significantly affect our costs for freight and utilities. Oil, gas and pulp prices are volatile and continued to increase in 2007, resulting in higher costs to produce and distribute our products. During the quarter and nine months ended June 29, 2007, higher raw material costs continued to adversely affect our gross profit.

Currency Exchange Rates

Approximately 38% of our net sales for both the quarter and nine months ended June 29, 2007, are reported in currencies other than the U.S. dollar. Accordingly, our results of operations are influenced by changes in the currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. The percentage of net sales by major currencies for the quarter and nine months ended June 29, 2007 is as follows:

	June 29, 2007
	Quarter Ended	Nine Months Ended
U.S. Dollar	62.1%	62.5%
Euro	18.4	18.1
Japanese Yen	5.2	5.4
All Other	14.3	14.0

	100.0%	100.0%

Currency exchange rates also affect our cost of products sold. To the extent other currencies depreciate against the U.S. dollar, transaction losses result on any products sourced from the U.S. for sale in such non-U.S. currencies.

Research and Development Investment

Our research and development expenses increased $4 million and $3 million during the quarter and nine months ended June 29, 2007, respectively, compared with the quarter and nine months ended June 30, 2006 primarily due to increased headcount from acquisitions and higher project spending. We expect our research and development expenses to further increase as we continue to make additional investments to support our growth initiatives. We plan to increase our research and development expenditures associated with internal initiatives as well as licensing or acquiring technology from third parties. We intend to focus our internal and external investments in those fields that we believe will offer the greatest opportunity for growth and profitability.

Restructuring Initiative

During the first nine months of fiscal 2007, we launched a restructuring program in our Medical Devices, Medical Supplies and Retail Products segments. These programs include numerous actions designed to improve our competitive position by exiting unprofitable product lines in low-growth and declining-growth markets, reducing excess machine capacity, moving production to lower cost alternatives through plant consolidations and outsourcing initiatives, and relocating certain functions to locations that will enhance our recruiting, development and retention of personnel and lower operating costs. We expect to incur charges of $150 million under this program, most of which is expected to occur by the end of 2008. We expect the savings from these restructuring initiatives to partially offset the increased research and development and sales and marketing expenses necessary to support our growth initiatives. During the quarter and nine months of fiscal 2007, we recorded restructuring charges of $5 million and $26 million, respectively, as we began to consolidate certain facilities, primarily in the Medical Devices segment.

Results of Operations

Quarters Ended June 29, 2007 and June 30, 2006

The following table presents results of operations, including percentage of net sales (dollars in millions):

	Quarters Ended
	June 29, 2007		June 30, 2006
Net sales	$2,579	100.0%	$2,464	100.0%
Cost of products sold	1,337	51.8	1,306	53.0

Gross profit	1,242	48.2	1,158	47.0
Selling, general and administrative expenses	662	25.7	536	21.8
Research and development expenses	68	2.6	64	2.6
Class action settlement, net of insurance recovery	1,207	46.8	—	—
Restructuring charges	5	0.2	—	—
Loss on divestiture	—	—	1	—
In-process research and development charge	30	1.2	—	—

Operating (loss) income	(730)	(28.3)	557	22.6
Interest expense	46	1.8	40	1.6
Interest income	(9)	(0.3)	(6)	(0.2)
Other expense, net	156	6.0	1	—

(Loss) income from continuing operations before income taxes	(923)	(35.8)	522	21.2
Income taxes	184	7.1	135	5.5

(Loss) income from continuing operations	(1,107)	(42.9)	387	15.7
Loss from discontinued operations, net of income taxes	1	—	26	1.1

Net (loss) income	$(1,108)	(43.0)	$361	14.7

Net sales—Our net sales in the third quarter of fiscal 2007 increased $115 million, or 4.7%, to $2,579 million, compared with $2,464 million in the third quarter of fiscal 2006, with growth primarily in Medical Devices, and to a lesser extent, Pharmaceuticals, partially offset by a sales decline in Retail Products resulting from our strategic decision to exit several low-margin private label supply contracts. Currency exchange rate fluctuations, primarily the Euro, contributed $45 million to the increase in net sales, while acquisitions contributed an additional $18 million.

Net sales generated by our businesses in the U.S. were $1,547 million and $1,524 million for the quarters ended June 29, 2007 and June 30, 2006, respectively. Our non-U.S. businesses generated net sales of $1,032 million and $940 million for the quarters ended June 29, 2007 and June 30, 2006, respectively. Our business outside the U.S. accounted for approximately 40% and 38% of our net sales for the quarters ended June 29, 2007 and June 30, 2006, respectively.

Net sales by geographic area for the quarters ended June 29, 2007 and June 30, 2006 is shown in the following table (dollars in millions):

	Quarters Ended
	June 29, 2007	June 30, 2006	Percentage Change
U.S.	$1,547	$1,524	1.5%
Other Americas	129	113	14.2
Europe	650	574	13.2
Japan	139	144	(3.5)
Asia—Pacific	114	109	4.6

	$2,579	$2,464	4.7

Costs of products sold—Cost of products sold was 51.8% of net sales in the third quarter of fiscal 2007, compared with 53.0% of net sales in the third quarter of fiscal 2006. The decrease in cost of products sold as a percent of net sales for the third quarter of fiscal 2007 is attributable to lower costs in the Retail Products segment due to our strategic decision to exit several low-margin private label supply contracts and favorable sales mix in the Medical Devices and Pharmaceutical Products segments. This was partially offset by higher raw material costs.

Selling, general and administrative expenses—Selling, general and administrative expenses in the third quarter of fiscal 2007 increased $126 million, or 23.5%, to $662 million, compared with $536 million in the third quarter of fiscal 2006. Selling and marketing expenses increased $55 million, primarily due to incremental headcount in the non-U.S. salesforce within our Medical Devices segment. In addition, incremental domestic employee compensation costs contributed $22 million to the increase in selling, general and administrative expenses. Further contributing to the increase were costs of approximately $25 million stemming from the Separation associated with the expansion of our corporate infrastructure and the branding of the Covidien name.

Research and development expense—Research and development expense in the third quarter of fiscal 2007 increased $4 million, or 6.3%, to $68 million, compared with $64 million in the third quarter of fiscal 2006, despite the realization of savings associated with restructuring activity in the Medical Devices segment. As a percent of our net sales, research and development expense was 2.6% for both the third quarter of fiscal 2007 and the third quarter of fiscal 2006.

Class action settlement, net of insurance recovery—As previously discussed under “Class Action Settlement,” in the third quarter of fiscal 2007, we were allocated a net charge of $1,207 million by Tyco International for our portion of the class action settlement and related insurance recovery.

Restructuring charges—In fiscal 2007, we began to consolidate certain facilities under the restructuring program previously discussed, primarily in the Medical Devices segment, and recorded restructuring charges of $5 million, primarily related to relocation costs during the third quarter of fiscal 2007.

In-process research and development charge—In the third quarter of fiscal 2007, we recorded a charge of $30 million for the write-off of in-process research and development associated with the acquisition of intellectual property from Sorbx, LLC.

Operating income—In the third quarter of fiscal 2007, we had an operating loss of $730 million, compared with operating income of $557 million in the third quarter of fiscal 2006. Operating income for the third quarter of fiscal 2007 included a net charge of $1,207 million allocated to us by Tyco International for our portion of the class action settlement and related insurance recovery. The remaining $80 million decrease in operating income was attributable to an increase in selling and marketing expenses of $55 million, primarily related to an incremental increase in sales force headcount in the Medical Devices segment, incremental domestic employee compensation costs of $22 million and an in-process research and development charge of $30 million. Further contributing to the decline in operating income were costs of approximately $25 million stemming from the Separation associated with the expansion of our corporate infrastructure and the branding of the Covidien name. Higher sales and increased gross profit partially offset the increase in operating expenses.

Analysis of Operating Results by Segment

Net sales by segment for the quarters ended June 29, 2007 and June 30, 2006 is shown in the following table (dollars in millions):

	Quarters Ended
	June 29, 2007	June 30, 2006	Percentage Change
Medical Devices	$1,583	$1,458	8.6%
Imaging Solutions	238	227	4.8
Pharmaceutical Products	333	307	8.5
Medical Supplies	247	255	(3.1)
Retail Products	178	217	(18.0)

	$2,579	$2,464	4.7

Operating income by segment and as a percentage of segment net sales for the quarters ended June 29, 2007 and June 30, 2006 is shown in the following table (dollars in millions):

	Quarters Ended
	June 29, 2007		June 30, 2006
Medical Devices	$438	27.7%	$465	31.9%
Imaging Solutions	29	12.2	39	17.2
Pharmaceutical Products	91	27.3	82	26.7
Medical Supplies	39	15.8	39	15.3
Retail Products	17	9.6	11	5.1
Corporate	(1,344)		(79)

	$(730)	(28.3)	$557	22.6

Medical Devices

Net sales—Net sales for the third quarter of fiscal 2007 increased $125 million, or 8.6%, to $1,583 million, compared with $1,458 million for the third quarter of fiscal 2006. Currency exchange rate fluctuations contributed $36 million to the increase in net sales and the net impact of acquisitions contributed an additional $18 million. Net sales increased across all product groups, particularly within Surgical Devices. Surgical Devices net sales for the third quarter of fiscal 2007 increased $58 million, or 10.5%, of which currency exchange rate fluctuations had a favorable impact of $18 million and acquisitions contributed an additional $7 million. Growth in Surgical Devices was driven by continued demand for our Autosuture laparoscopic instruments in Europe and in the U.S.  Respiratory and Monitoring Solutions net sales for the third quarter of fiscal 2007 increased $25 million, or 7.3%, of which acquisitions contributed $9 million and favorable currency exchange rate fluctuations contributed $8 million. In addition, market growth in sensors largely driven by the expansion of oximetry into new areas of hospitals contributed to the increase in net sales. Patient Care and Safety Products net sales increased $20 million, or 6.2%, due to increased sales in vascular therapy, driven by higher sales volume of compression products and continued growth of prefilled syringes. Energy-Based Devices net sales for the third quarter of fiscal 2007 increased $16 million, or 10.7%, primarily due to continued market growth of vessel sealing products and new product launches in capital equipment. These increases were offset by the winding down of a supply agreement associated with a divested product line. Patient Care and Safety Products and Energy-Based Devices net sales were also favorably impacted by currency exchange rate fluctuations.

Operating income—Operating income for Medical Devices for the third quarter of fiscal 2007 decreased $27 million, or 5.8%, to $438 million, compared with $465 million for the third quarter of fiscal 2006. Our operating margin was 27.7% for the quarter ended June 29, 2007, compared with 31.9% for the quarter ended June 30, 2006. The decrease in our operating income and margin was attributable to an increase in selling and marketing expenses of $53 million, primarily related to an increase in salesforce headcount, and an in-process research and development charge of $30 million. Increased gross profit on the favorable sales performance partially offset the increase in operating expenses.

Imaging Solutions

Net sales—Net sales for the third quarter of fiscal 2007 increased $11 million, or 4.8%, to $238 million, compared with $227 million for the third quarter of fiscal 2006. Favorable currency exchange rate fluctuations contributed 1.8 percentage points to the net sales increase, and was experienced across all product groups. The increase in net sales was primarily due to growth in Radiopharmaceuticals, which increased $9 million due to higher sales volume of technetium generators that were under a voluntary recall during the previous period and higher sales volume from group purchasing organization (“GPO”) contracts. In addition, higher sales volume of Contrast Delivery Systems, primarily urology devices, was offset by lower sales of Contrast Agents due to lower pricing partially offset by higher sales volume.

Operating income—Operating income for Imaging Solutions for the third quarter of fiscal 2007 decreased $10 million, or 25.6%, to $29 million, compared with $39 million for the third quarter of fiscal 2006. Our operating margin was 12.2% for the quarter ended June 29, 2007, compared with 17.2% for the quarter ended June 30, 2006. The decrease in operating income and margin was primarily due to a favorable reserve adjustment recorded during the third quarter of fiscal 2006. Further contributing to the decline were increased selling and marketing costs incurred in the third quarter of fiscal 2007 to support efforts to regain lost market share resulting from prior period product recalls in Radiopharmaceuticals.

Pharmaceutical Products

Net sales—Net sales for the third quarter of fiscal 2007 increased $26 million, or 8.5%, to $333 million, compared with $307 million for the third quarter of fiscal 2006. Net sales increased across all product groups led by strong performance in Active Pharmaceuticals Ingredients, which increased $13 million due to stronger demand for narcotic products and acetaminophen. Additionally, Specialty Chemicals net sales increased due to higher sales volume of pharmaceutical chemicals worldwide and laboratory chemicals in the U.S., while Dosage Pharmaceuticals net sales increased due to higher sales volume of brand pharmaceuticals.

Operating income—Operating income for Pharmaceutical Products for the third quarter of fiscal 2007 increased $9 million, or 11.0%, to $91 million, compared with $82 million for the third quarter of fiscal 2006. Our operating margin was 27.3% for the quarter ended June 29, 2007, compared with 26.7% for the quarter ended June 30, 2006. The increase in operating income was primarily due to increased sales and gross profit percent, due to favorable sales mix and plant performance resulting from cost reduction programs.

Medical Supplies

Net sales—Net sales for the third quarter of fiscal 2007 decreased $8 million, or 3.1%, to $247 million, compared with $255 million for the third quarter of fiscal 2006. This decrease was primarily due to lower sales of Original Equipment Manufacturer Products, particularly syringes and needles.

Operating income—Operating income of $39 million for Medical Supplies for the third quarter of fiscal 2007 was level with the third quarter of fiscal 2006. Our operating margin was 15.8% for the quarter ended June 29, 2007, compared with 15.3% for the quarter ended June 30, 2006. Strong plant cost reduction programs helped offset increasing raw material costs.

Retail Products

Net sales—Net sales for the third quarter of fiscal 2007 decreased $39 million, or 18.0%, to $178 million, compared with $217 million for the third quarter of fiscal 2006. The decrease in net sales was primarily due to the sales decline of $35 million in Infant Care Products driven by our strategic decision to exit several low-margin supply contracts.

Operating income—Operating income for Retail Products for the third quarter of fiscal 2007 increased $6 million, or 54.5%, to $17 million, compared with $11 million for the third quarter of fiscal 2006. Our operating margin was 9.6% for the quarter ended June 29, 2007, compared with 5.1% for the quarter ended June 30, 2006. The increase in operating income is primarily due to a more favorable sales mix as a result of our strategic decision to exit several low-margin supply contracts, price increases on infant care and feminine hygiene products and cost reductions driven by our profit improvement initiatives. These increases were partially offset by the impact of lower sales volume and higher raw material costs, which we expect to continue into the fourth quarter of fiscal 2007.

Corporate

Corporate expense—During the third quarter of fiscal 2007, Corporate expense increased $1,265 million to $1,344 million, compared with $79 million for the third quarter of fiscal 2006. Corporate expense for the third quarter of fiscal 2007 included a net charge of $1,207 million allocated to us by Tyco International for our portion of the class action settlement and related insurance recovery. The primary drivers in the remaining $58 million increase in Corporate expense consisted of $25 million of costs stemming from the Separation associated with the expansion of our corporate infrastructure and the branding of the Covidien name. In addition, other general and administrative costs increased $23 million primarily driven by higher legal and environmental expenses and employee compensation costs.

Non-Operating Items

Interest Expense and Interest Income

Tyco International’s interest expense and interest income have been proportionately allocated to us through June 1, 2007, at which time, we assumed our portion of Tyco International’s debt based on the amount of Tyco International’s consolidated debt that management believes we used historically. Interest expense on the allocated debt was calculated using Tyco International’s historical weighted-average interest rate on its debt, including the impact of interest rate swap agreements. During the third quarter of fiscal 2007 and 2006, interest expense was $46 million and $40 million, respectively, of which Tyco International allocated to us $22 million and $34 million, respectively. In addition, during the third quarter of fiscal 2007 and 2006, interest income was $9 million and $6 million, respectively, of which Tyco International allocated to us $3 million and $5 million, respectively.

Other Expense, net

During the third quarter of fiscal 2007, other expense, net was $156 million, which included an allocation of Tyco International’s loss on early extinguishment of debt of $146 million, for which no tax benefit was realized. This allocation was also based on the amount of Tyco International’s consolidated debt that management believes we used historically.

Income Taxes

Income tax expense was $184 million and $135 million on loss from continuing operations before income taxes of $923 million and income from continuing operations before income taxes of $522 million for the quarters ended June 29, 2007 and June 30, 2006, respectively. This resulted in effective tax rates of (19.9%) and 25.9% for the third quarters of fiscal 2007 and 2006, respectively. The increase in the effective tax rate for the quarter ended June 29, 2007, compared with the quarter ended June 30, 2006, was primarily due to the charges related to the net class action settlement and loss on allocated early extinguishment of debt, for which no tax benefit was realized. In addition, the rate was adversely impacted by certain tax costs incurred in connection with our separation from Tyco International and other adjustments to legacy income tax liabilities.

Nine Months Ended June 29, 2007 and June 30, 2006

The following table presents results of operations, including percentage of net sales (dollars in millions):

	Nine Months Ended
	June 29, 2007		June 30, 2006
Net sales	$7,569	100.0%	$7,166	100.0%
Cost of products sold	3,979	52.6	3,820	53.3

Gross profit	3,590	47.4	3,346	46.7
Selling, general and administrative expenses	1,840	24.3	1,561	21.8
Research and development expenses	197	2.6	194	2.7
Class action settlement, net of insurance recovery	1,207	15.9	—	—
Restructuring charges	26	0.3	—	—
Gain on divestiture	—	—	(45)	(0.6)
In-process research and development charges	38	0.5	3	—

Operating income	282	3.7	1,633	22.8
Interest expense	125	1.7	131	1.8
Interest income	(28)	(0.4)	(23)	(0.3)
Other expense, net	150	2.0	6	0.1

Income from continuing operations before income taxes	35	0.5	1,519	21.2
Income taxes	406	5.4	384	5.4

(Loss) income from continuing operations	(371)	(4.9)	1,135	15.8
Loss from discontinued operations, net of income taxes	5	0.1	320	4.5

Net (loss) income	$(376)	(5.0)	$815	11.4

Net sales—Our net sales in the first nine months of fiscal 2007 increased $403 million, or 5.6%, to $7,569 million, compared with $7,166 million in the first nine months of fiscal 2006, with growth across all segments except Retail Products, whose sales were adversely impacted by our strategic decision to exit several low-margin private label supply contracts. Currency exchange rate fluctuations, primarily the Euro, contributed $141 million to the increase in net sales, while the net impact of acquisitions and divestitures contributed an additional $15 million.

Net sales generated by our businesses in the U.S. were $4,605 million and $4,482 million for the nine months ended June 29, 2007 and June 30, 2006, respectively. Our non-U.S. businesses generated net sales of $2,964 million and $2,684 million for the nine months ended June 29, 2007 and June 30, 2006, respectively. Our business outside the U.S. accounts for approximately 39% and 37% of our net sales for the nine months ended June 29, 2007 and June 30, 2006, respectively.

Net sales by geographic area for the nine months ended June 29, 2007 and June 30, 2006 is shown in the following table (dollars in millions):

	Nine Months Ended
	June 29, 2007	June 30, 2006	Percentage Change
U.S	$4,605	$4,482	2.7%
Other Americas	354	326	8.6
Europe	1,856	1,636	13.4
Japan	420	421	(0.2)
Asia—Pacific	334	301	11.0

	$7,569	$7,166	5.6

Costs of products sold—Cost of products sold was 52.6% of net sales in the first nine months of fiscal 2007, compared with 53.3% of net sales in the first nine months of fiscal 2006. The decrease in cost of products sold as a percent of net sales for the first nine months of fiscal 2007 was attributable to lower costs in the Retail Products segment, due to our strategic decision to exit several low-margin private label supply contracts, and favorable sales mix in the Medical Devices and Pharmaceutical Products segments. This was partially offset by higher raw material costs and incremental royalties associated with a legal settlement in the Medical Devices segment.

Selling, general and administrative expenses—Selling, general and administrative expenses in the first nine months of fiscal 2007 increased $279 million, or 17.9%, to $1,840 million, compared with $1,561 million in the first nine months of fiscal 2006. Selling and marketing expenses increased $113 million, primarily due to incremental headcount in the non-U.S. sales force within our Medical Devices segment. In addition, incremental domestic employee compensation costs contributed an additional $54 million to the increase in selling, general and administrative expenses. Further contributing to the increase were costs of approximately $39 million stemming from the Separation associated with the expansion of our corporate infrastructure and the branding of the Covidien name.

Research and development expense—Research and development expense in the first nine months of fiscal 2007 increased $3 million, or 1.5%, to $197 million, compared with $194 million in the first nine months of fiscal 2006 despite the realization of savings associated with restructuring activity in the Medical Devices segment. As a percent of our net sales, research and development expense was 2.6% for the first nine months of fiscal 2007, as compared with 2.7% for the first nine months of fiscal 2006.

Class action settlement, net of insurance recovery—As previously discussed under “Class Action Settlement,” in the first nine months of fiscal 2007, we were allocated a net charge of $1,207 million by Tyco International for our portion of the class action settlement and related insurance recovery.

Restructuring charges—In the first nine months of fiscal 2007, we recorded restructuring charges of $26 million, primarily related to severance costs in the Medical Devices segment.

In-process research and development charges—In the first nine months of fiscal 2007, we recorded charges of $38 million for the write-off of in-process research and development associated with the acquisition of the intellectual property from Sorbx and the acquisition of Airox S.A. In the first nine months of fiscal 2006, we recorded charges of $3 million for the write-off of in-process research and development associated with the acquisition of Floreane Medical Implants, S.A.

Operating income—Operating income in the first nine months of fiscal 2007 decreased $1,351 million to $282 million, compared with $1,633 million in the first nine months of fiscal 2006. Operating income for the first nine months of fiscal 2007 included a net charge of $1,207 million allocated to us by Tyco International for our portion of the class action settlement and related insurance recovery. The remaining $144 million decrease in operating income was attributable to an increase in selling and marketing expenses of $113 million primarily related to an incremental increase in sales force headcount in the Medical Devices segment, and incremental domestic employee compensation costs of $54 million. In addition, the decrease in operating income resulted from the absence of a gain on the divestiture of the Radionics product line of $45 million that was recorded in the first nine months of fiscal 2006, incremental in-process research and development charges of $35 million and restructuring charges of $26 million. Further contributing to the decline in operating income were costs of approximately $39 million stemming from the Separation associated with the expansion of our corporate infrastructure and the branding of the Covidien name. Higher sales volume and improved gross profit partially offset the increase in operating expenses.

Analysis of Operating Results by Segment

Net sales by segment for the nine months ended June 29, 2007 and June 30, 2006 is shown in the following table (dollars in millions):

	Nine Months Ended
	June 29, 2007	June 30, 2006	Percentage Change
Medical Devices	$4,553	$4,238	7.4%
Imaging Solutions	690	642	7.5
Pharmaceutical Products	1,003	905	10.8
Medical Supplies	743	739	0.5
Retail Products	580	642	(9.7)

	$7,569	$7,166	5.6

Operating income by segment and as a percentage of segment net sales for the nine months ended June 29, 2007 and June 30, 2006 is shown in the following table (dollars in millions):

	Nine Months Ended
	June 29, 2007		June 30, 2006
Medical Devices	$1,305	28.7%	$1,403	33.1%
Imaging Solutions	94	13.6	89	13.9
Pharmaceutical Products	271	27.0	233	25.7
Medical Supplies	110	14.8	109	14.7
Retail Products	45	7.8	32	5.0
Corporate	(1,543)		(233)

	$282	3.7	$1,633	22.8

Medical Devices

Net sales—Net sales for the first nine months of fiscal 2007 increased $315 million, or 7.4%, to $4,553 million, compared with $4,238 million for the first nine months of fiscal 2006. Currency exchange rate fluctuations contributed $111 million to the increase in net sales and the net impact of acquisitions and the divestiture of our Radionics product line contributed an additional $21 million. Net sales increased across all product groups, particularly within Surgical Devices. Surgical Devices net sales for the first nine months of fiscal 2007 increased $149 million, or 9.3%, of which currency exchange rate fluctuations had a favorable impact of $56 million and acquisitions contributed an additional $28 million. Growth in Surgical Devices was driven by continued demand for our Autosuture laparoscopic instruments, primarily in Europe and the in U.S.  Respiratory and Monitoring Solutions net sales for the first nine months of fiscal 2007 increased $54 million, or 5.2%, of which currency exchange rate fluctuations had a favorable impact of $25 million and acquisitions had a favorable impact of $21 million. In addition, market growth in sensors largely driven by the expansion of oximetry into new areas of hospitals contributed to the increase in net sales. Patient Care and Safety Products net sales increased $55 million, or 6.0%, due to increased sales in vascular therapy, driven by higher volume of compression products, continued growth of prefilled syringes and favorable currency exchange rate fluctuations. Energy-Based Devices net sales for the first nine months of fiscal 2007 increased $43 million, or 9.9%, primarily due to continued market growth of vessel sealing products, and to a lesser extent, new product launches in capital equipment and favorable currency exchange rate fluctuations. These increases were partially offset by the impact of the divestiture of the Radionics product line of $22 million and the winding down of a related supply agreement.

Operating income—Operating income for Medical Devices for the first nine months of fiscal 2007 decreased $98 million, or 7.0%, to $1,305 million, compared with $1,403 million for the first nine months of fiscal 2006. Our operating margin was 28.7% for the nine months ended June 29, 2007, compared with 33.1% for the nine months ended June 30, 2006. The decrease in our operating income and margin was attributable to an increase in selling and marketing expenses of $111 million primarily related to an increase in sales force headcount, the absence of a gain on the divestiture of the Radionics product line of $45 million recorded in the first nine months of fiscal 2006, incremental in-process research and development charges of $35 million and restructuring charges of $23 million. Increased gross profit on the favorable sales performance discussed above partially offset the increase in operating expenses.

Imaging Solutions

Net sales—Imaging Solutions net sales for the first nine months of fiscal 2007 increased $48 million, or 7.5%, to $690 million, compared with $642 million for the first nine months of fiscal 2006. Favorable currency exchange rate fluctuations contributed 2.0 percentage points to the net sales increase and was experienced across all product groups. The increase in net sales was primarily due to growth in Radiopharmaceuticals. Radiopharmaceuticals net sales increased $35 million due to higher sales volume of technetium generators that were under a voluntary recall during a portion of the previous period and higher sales volume from GPO contracts. In addition, Contrast Delivery Systems sales increased, primarily due to higher sales volume of urology devices. Higher sales volume and favorable currency rate fluctuations in Contrast Agents were offset by lower pricing in the first nine months of fiscal 2007.

Operating income—Operating income for Imaging Solutions for the first nine months of fiscal 2007 increased $5 million, or 5.6%, to $94 million, compared with $89 million for the first nine months of fiscal 2006. Our operating margin was 13.6% for the nine months ended June 29, 2007, compared with 13.9% for the nine months ended June 30, 2006. The increase in operating income was due to higher sales volume and improved gross profit, primarily due to lower costs related to product recalls, particularly technetium generators. This increase was partially offset by a favorable reserve adjustment recorded during fiscal 2006, higher operating costs and lower pricing in Contrast Agents.

Pharmaceutical Products

Net sales—Net sales for the first nine months of fiscal 2007 increased $98 million, or 10.8%, to $1,003 million, compared with $905 million for the first nine months of fiscal 2006. Net sales increased across all product groups. Dosage Pharmaceuticals net sales increased $34 million, primarily due to higher sales volume of brand pharmaceuticals. In addition, Specialty Chemicals net sales increased $36 million due to higher sales volume of pharmaceutical chemicals worldwide and laboratory chemicals in the U.S. Net sales of Active Pharmaceuticals Ingredients increased $28 million due to stronger demand for narcotic products and acetaminophen. Favorable currency exchange rate fluctuations also contributed to the increase in net sales for the segment.

Operating income—Operating income for Pharmaceutical Products for the first nine months of fiscal 2007 increased $38 million, or 16.3%, to $271 million, compared with $233 million for the first nine months of fiscal 2006. Our operating margin was 27.0% for the nine months ended June 29, 2007, compared with 25.7% for the nine months ended June 30, 2006. The increase in operating income was primarily due to increased sales and gross profit due to favorable sales mix and plant performance resulting from cost reduction programs.

Medical Supplies

Net sales—Net sales for the first nine months of fiscal 2007 increased $4 million, or 0.5%, to $743 million, compared with $739 million for the first nine months of fiscal 2006. Currency exchange rate fluctuations and increased sales of Nursing Care Products, driven by pricing strategies at alternative site markets, contributed to the increase in net sales. These increases were partially offset by the impact of a product line divested in the prior year.

Operating income—Operating income of $110 million for Medical Supplies for the first nine months of fiscal 2007 remained relatively level with operating income for the first nine months of fiscal 2006. Our operating margin was 14.8% for the nine months ended June 29, 2007, compared with 14.7% for the nine months ended June 30, 2006. Strong plant cost reduction programs helped offset increasing raw material costs.

Retail Products

Net sales—Net sales for the first nine months of fiscal 2007 decreased $62 million, or 9.7%, to $580 million, compared with $642 million for the first nine months of fiscal 2006. The decrease in net sales was primarily due to the sales decline in Infant Care Products of $55 million, driven by our strategic decision to exit several low-margin supply contracts.

Operating income—Operating income for Retail Products for the first nine months of fiscal 2007 increased $13 million, or 40.6%, to $45 million, compared with $32 million for the first nine months of fiscal 2006. Our operating margin was 7.8% for the nine months ended June 29, 2007, compared with 5.0% for the nine months ended June 30, 2006. The increase in operating income was primarily due to a more favorable sales mix as a result of our strategic decision to exit several low-margin supply contracts, price increases on infant care and feminine hygiene products, and cost reductions driven by our profit improvement initiatives. These increases were partially offset by the impact of lower sales volume and higher raw material costs, which we expect to continue into the fourth quarter of fiscal 2007.

Corporate

Corporate expense—During the first nine months of fiscal 2007, Corporate expense increased $1,310 million, to $1,543 million, compared with $233 million for the first nine months of fiscal 2006. Corporate expense for the first nine months of fiscal 2007 included a net charge of $1,207 million allocated to us by Tyco International for our portion of the class action settlement and related insurance recovery. The primary drivers of the remaining $103 million increase in Corporate expense consisted of $38 million of costs stemming from the Separation associated with the expansion of our corporate infrastructure and the branding of the Covidien name. In addition, other general and administrative costs increased $55 million primarily driven by higher legal and environmental expenses and employee compensation costs.

Non-Operating Items

Interest Expense and Interest Income

During the first nine months of fiscal 2007 and 2006, interest expense was $125 million and $131 million, respectively, of which Tyco International allocated to us $93 million and $110 million, respectively. In addition, during the first nine months of fiscal 2007 and 2006, interest income was $28 million and $23 million, respectively, of which Tyco International allocated to us $16 million and $15 million, respectively.

Other Expense, net

During the first nine months of fiscal 2007, other expense, net was $150 million, which included an allocation of Tyco International’s loss on early extinguishment of debt of $146 million, for which no tax benefit was realized.

Income Taxes

Income tax expense was $406 million and $384 million on income from continuing operations before income taxes of $35 million and $1,519 million for the nine months ended June 29, 2007 and June 30, 2006, respectively. This resulted in effective tax rates of 1,160.0% and 25.3% for the first nine months of 2007 and 2006, respectively. The increase in the effective tax rate for the nine months ended June 29, 2007, compared with the nine months ended June 30, 2006, was primarily due to charges related to the net class action settlement and loss on allocated early extinguishment of debt, for which no tax benefit was realized. In addition, the rate was adversely impacted by certain tax costs incurred in connection with our separation from Tyco International and other adjustments to legacy income tax liabilities. These increases were somewhat offset by a decrease in our effective tax rate due to a release in deferred tax valuation allowances related to changes in a non-U.S. tax law.

Discontinued Operations

During the first nine months of fiscal 2006, the Plastics, Adhesives and Ludlow Coated Products businesses and A&E Products business were sold for $975 million and $5 million in gross cash proceeds, respectively. Working capital and other adjustments resulted in net proceeds of $882 million for the sale of the Plastics, Adhesives and Ludlow Coated Products businesses. Net cash proceeds received for the sale of the A&E Products business, consummated in the third quarter of fiscal 2006, were $1 million, which did not include working capital adjustments that were agreed upon in fiscal 2007.

During the first nine months of fiscal 2006, we recorded $283 million and $26 million of pre-tax losses on the sale of discontinued operations for the Plastics, Adhesives and Ludlow Coated Products businesses and the A&E Products business, respectively, which included $275 million and $22 million, respectively, of pre-tax impairment charges to write the businesses down to their fair values less costs to sell. Fair values used for the respective impairment assessments were based on existing market conditions and the terms and conditions included or expected to be included in the respective sales agreements.

During the first nine months of fiscal 2007, an additional $30 million was collected from the purchaser of the Plastics, Adhesives and Ludlow Coated Products businesses pursuant to a post-closing adjustment related to the decline in average resin prices, and $6 million was received from the purchaser of the A&E Products business for working capital adjustments.

Divestiture

In January 2006, we completed the sale of the Radionics product line within our Medical Devices segment, which included minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. In connection with this sale, we received net proceeds of $74 million and recorded a gain of $45 million in continuing operations during the first nine months of fiscal 2006.

Acquisitions

In April 2007, our Medical Devices segment acquired intellectual property from Sorbx, a developer of an absorbable tack technology used in hernia repair procedures, for $30 million. This acquisition expands our surgical devices portfolio and allows us to leverage our global distribution capabilities. We recorded an in-process research and development charge of $30 million in connection with the acquisition of intellectual property from Sorbx. This charge related to the development of second-generation technology that had not yet obtained regulatory approval. As of the acquisition date, the in-process research and development was not considered to be technologically feasible or to have any alternative future use.

During the first quarter of fiscal 2007, our Medical Devices segment acquired the remaining outstanding shares of Airox in a mandatory tender offer for approximately $47 million. In connection with this acquisition, we recorded $19 million of in-process research and development charges, of which $8 million was recorded during the first nine months of fiscal 2007. These charges related to the development of second generation technology which had not yet obtained regulatory approval. As of the acquisition dates, the in-process research and development was not considered to be technologically feasible or to have any alternative future use and, therefore, was written off at those dates.

During the first nine months of fiscal 2007, we paid cash of $16 million relating to holdback liabilities, primarily associated with the 2006 acquisition of Confluent Surgical, Inc. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet and other contingencies.

Liquidity and Capital Resources

Factors driving our liquidity position include cash flows generated from operating activities, capital expenditures and investments in businesses and technologies. Historically, we have generated positive cash flow from operations. However, we expect to have negative cash flow from operations in fiscal 2008 when the class action settlement is paid. This payment will not affect our cash balance as the funds have been set aside in an escrow account. Through the first quarter of fiscal 2007, as part of Tyco International, our cash was swept regularly by Tyco International at its discretion. Tyco International also funded our operating and investing activities as needed. Transfers of cash both to and from Tyco International’s cash management system have been reflected as a component of “Parent company investment” within “Parent Company Equity” in the Condensed Combined Balance Sheet at September 29, 2006. Subsequent to the Separation, a true up payment between Tyco International and us will be required to adjust for differences between our cash balance at June 29, 2007 and our final cash allocation in accordance with the Separation and Distribution Agreement.

Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to the capital markets.

Nine Months Ended June 29, 2007 Cash Flow Activity

The net cash provided by operating activities of $1,578 million was primarily attributable to net loss in the first nine months of fiscal 2007, as adjusted for the net class action settlement charge, depreciation and amortization, deferred income taxes, loss on early extinguishment of debt and an increase in accrued and other liabilities of $197 million, primarily due to an increase in incentive compensation.

The net cash used in investing activities of $1,615 million was primarily due to our interest in the class action settlement fund of $1,248 million, capital expenditures of $258 million and acquisition activity of $117 million, primarily related to the acquisition of Airox and the acquisition of intellectual property from Sorbx. We expect capital expenditures to be in the range of $350 million to $400 million for the full year fiscal 2007.

The net cash provided by financing activities of $460 million was primarily the result of the issuance of external debt of $4,296 million discussed in “Capitalization” below, partially offset by allocated debt activity of $2,291 million, net transfers to parent of $1,423 million and the repayment of external debt of $193 million also discussed in “Capitalization” below.

Nine Months Ended June 30, 2006 Cash Flow Activity

The net cash provided by operating activities of $803 million was primarily attributable to net income in the first nine months of fiscal 2006, as adjusted for the loss from discontinued operations, depreciation and amortization and deferred income taxes. This source of cash was partially offset by a $352 million decrease in accrued and other liabilities, driven by payments of $324 million for two patent infringement matters, and a $223 million increase in inventory.

The net cash used in investing activities of $368 million was primarily due to capital expenditures of $311 million and the acquisition of over 90% of Floreane Medical Implants, S.A. for $123 million, partially offset by net proceeds of $74 million from the sale of our Radionics product line within our Medical Devices segment.

The net cash used in financing activities of $394 million was primarily the result of allocated debt activity of $581 million and net transfers to parent of $490 million, partially offset by transfers from discontinued operations of $638 million, largely due to net proceeds from the sale of discontinued operations.

Capitalization

At June 29, 2007, total debt was $4.415 billion, all due to third parties, compared with total debt at September 29, 2006 of $2.442 billion, of which $2.144 billion was due to Tyco International Ltd. and affiliates. Tyco International’s consolidated debt, exclusive of amounts incurred directly by us, was proportionately allocated to us at September 29, 2006 based on the amount that management believed we used historically. Management believes the allocation basis for debt is reasonable based on our historical financing needs. However, this amount may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company.

In April 2007, Tyco International and certain of its subsidiaries that are issuers of its corporate debt commenced tender offers to purchase for cash substantially all of their outstanding U.S. dollar denominated public debt. Our 6.5% notes due November 2007 and 7.0% debentures due December 2013 were subject to these tender offers. Approximately $161 million, or 86%, of these notes were tendered.

In April 2007, we entered into a five-year unsecured senior revolving credit facility. The commitment under the credit facility is $1.5 billion. Borrowings under this credit facility bear interest, at our option, at a base rate or LIBOR, plus a margin dependent on our credit ratings and the amount drawn under the facility. We are required to pay an annual facility fee ranging from 4.5 to 12.5 basis points, depending on our credit ratings. Borrowings under the revolving credit facility of $724 million replaced, in part, Tyco International’s revolving credit facilities. Following the draw downs, we had $776 million of available capacity under the revolving credit facility for working capital, capital expenditures and other corporate purposes.

Additionally, in April 2007, we entered into a $3.2 billion unsecured bridge loan facility. The bridge facility matures in April 2008. Interest and fees under the bridge facility are substantially the same as those under the revolving credit facility. The bridge facility contains provisions that may require mandatory prepayments or reduction of unused commitments if we issue debt or equity. At the end of May 2007, we increased the amount of this facility by $1.05 billion, bringing the total facility to $4.25 billion. Borrowings under the unsecured bridge loan facility of $3.526 billion were used to fund a portion of Tyco International’s debt tender offers, to repay a portion of Tyco International’s bank credit facilities and to finance a portion of Tyco International’s class action settlement. We intend to replace our unsecured bridge loan facility with public and/or private long-term debt.

Our credit and bridge facility agreements contain a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

The aggregate amounts of external debt, including capital lease obligations, maturing during the next five years and thereafter are as follows: $3,573 million, $23 million, $5 million, $5 million, $728 million and $81 million.

Dividends

We expect that we will pay approximately $300 million per year in dividends to holders of our common shares. The timing, declaration and payment of future dividends to holders of our common shares, however, falls within the discretion of our Board of Directors and will depend upon many factors, including the statutory requirements of Bermuda law, our financial condition and earnings, the capital requirements of our businesses, industry practice and any other factors our Board of Directors deems relevant.

Commitments and Contingencies

Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Note 11 to our Condensed Consolidated and Combined Financial Statements provides further information regarding legal proceedings.

Prior to the announcement of the Separation, Tyco International and certain of its former directors and officers were named as defendants in several lawsuits relating to securities class action, shareholder lawsuits and Employee Retirement Income Security Act (“ERISA”) related litigation. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to this outstanding litigation were allocated among Covidien, Tyco International and Tyco Electronics. We are responsible for 42% of potential liabilities that may arise upon the settlement of such pending litigation. If Tyco International or Tyco Electronics were to default on their obligation to pay their allocated share of these liabilities, however, we would be required to pay additional amounts.

As previously discussed under “Class Action Settlement,” on May 14, 2007, Tyco International entered into a Memorandum of Understanding for a class actions settlement with plaintiffs’ counsel in connection with the settlement of 32 class action lawsuits for the payment of $2.975 billion to the certified class. Under the terms of the Separation and Distribution Agreement, Covidien, Tyco International and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement, with Covidien assuming 42%, Tyco International 27% and Tyco Electronics 31% of the total amount. In the third quarter of fiscal 2007, we were allocated a net charge of $1.207 billion from Tyco International, for which no tax benefit was realized. The portion allocated to us was consistent with our sharing percentage included in the Separation and Distribution Agreement. At June 29, 2007, we had a $2.972 billion class action settlement liability for the full amount owed under the settlement and a $1.766 billion receivable from Tyco International and Tyco Electronics for their portions of the liability. The $1.766 billion receivable is included in “Class action settlement receivable” in our Condensed Consolidated Balance Sheet at June 29, 2007. Borrowings under our unsecured bridge loan facility and cash were used to fund our portion of the payment into an escrow account intended to be used to settle the liability. “Interest in class action settlement fund” in our Condensed Consolidated Balance Sheet at June 29, 2007 represents our $1.248 billion interest in Tyco International’s funds held in escrow to settle the class action lawsuits.

Income Taxes

Our income tax returns are periodically examined by various tax authorities. In connection with such examinations, tax authorities, including the U.S. Internal Revenue Service (“IRS”), have raised issues and proposed tax adjustments. During the quarter, the IRS concluded its field examination of certain of Tyco International’s, including Covidien’s and Tyco Electronics’, U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent’s Reports (“RARs”) in May and June of 2007 which reflect the IRS’s determination of proposed tax adjustments for the periods under audit. The RARs propose tax audit adjustments to certain of Tyco International’s previously filed tax return positions, all of which Tyco International and Covidien expected and previously assessed at each balance sheet date. Accordingly, we made no additional provision during the quarter ended June 29, 2007 with respect to our share of the proposed audit adjustments contained in the RARs.

It is our understanding that Tyco International will appeal other proposed tax adjustments totaling approximately $1 billion and Tyco International intends to vigorously defend its prior filed tax return positions. We believe that the amounts recorded in our financial statements relating to our share of these tax adjustments are adequate. However, the ultimate resolution of these matters is uncertain and could have an adverse impact on our financial condition, results of operations or cash flows. In addition, ultimate resolution of these matters could result in Tyco International filing amended U.S. federal income tax returns for years subsequent to the current 1997 to 2000 audit period and could have an adverse impact on our effective tax rate in future reporting periods. We may also be required to accrue and pay additional taxes for contingencies not related to Covidien as a result of the Tax Sharing Agreement with Tyco International and Tyco Electronics.

In fiscal 2004, Tyco International submitted to the IRS proposed adjustments to the U.S. federal income tax returns for the 1997 through 2000 fiscal years, resulting in a reduction in the taxable income previously filed. During fiscal 2006, the IRS accepted substantially all of the proposed adjustments. Also during fiscal 2006, Tyco International developed proposed amendments to U.S. federal income tax returns for additional periods through 2002. On the basis of previously accepted amendments, we determined that acceptance of these adjustments is probable and, accordingly, recorded the adjustments in our Condensed Consolidated and Combined Financial Statements. These adjustments resulted in a $285 million decrease in non-current deferred income tax assets and a $269 million decrease to non-current income taxes payable in fiscal 2006. Such adjustments did not have a material impact on our results of operations, cash flows or our ongoing effective tax rate.

Tyco International has yet to complete proposed amendments to its U.S. federal income tax returns for periods subsequent to fiscal 2002, which will primarily reflect the roll forward of the amendments for fiscal 1997 through fiscal 2002. When our tax return positions are updated, additional adjustments may be identified and recorded in our Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, we believe that any resulting adjustments will not have a material impact on our financial condition, results of operations or cash flows.

Upon Separation, $170 million of Tyco International’s contingent tax liabilities related to unresolved tax matters were transferred to us in accordance with the Tax Sharing Agreement with Tyco International and Tyco Electronics. Under this agreement, Covidien, Tyco International and Tyco Electronics share 42%, 27% and 31%, respectively, of certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. We are the primary obligor to the taxing authorities for $519 million of these contingent tax liabilities. The actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years.

Pursuant to the terms of the Tax Sharing Agreement, we recorded a long-term receivable from Tyco International and Tyco Electronics of $293 million which is classified as “Due from affiliates” in our Condensed Consolidated Balance Sheet at June 29, 2007, the offset of which is reflected in shareholders’ equity. This receivable reflects 58% of the $505 million of contingent tax liabilities for which we are the primary obligor under the Tax Sharing Agreement, which will be shared with Tyco International (27%) and Tyco Electronics (31%). The remaining $14 million of contingent liabilities for which we are the primary obligor are not subject to the Tax Sharing Agreement.

If Tyco International and Tyco Electronics default on their obligations to us under the Tax Sharing Agreement, we would be liable for the entire amount of these liabilities. If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of distribution taxes that arise as a result of no party’s fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of such tax liabilities were to default in its payment of such liability to a taxing authority, we could be legally liable under applicable tax law for such liabilities and be required to make additional tax payments.

Off-Balance Sheet Arrangements

Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities, of which we assumed and are responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon our separation from Tyco International with the assistance of a third-party valuation firm in accordance with FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and accordingly, we recorded liabilities amounting to $715 million in our Condensed Consolidated Balance Sheet as of June 29, 2007, the offset of which was reflected in Shareholders’ Equity. To the extent such recorded liabilities change, the increase or decrease will be reflected in “Other expense, net” in our Consolidated Statements of Operations in future periods.

Prior to Separation, Tyco International made a payment to the IRS as an advance against certain of the proposed tax adjustments. Our share of the payment under the Tax Sharing Agreement was $192 million. This payment had the effect of reducing our liabilities recorded for guarantee arrangements and indemnifications entered into with Tyco International and Tyco Electronics pursuant to the Separation and Distribution Agreement. In addition, this payment reduced our cash balance at June 29, 2007.

Certain of our business segments have guaranteed the performance of third parties and provided financial guarantees for financial commitments. Recourse, as it relates to these guarantees, indicates we will, in the event of customer default, buy back a transaction from a customer financing partner at a predetermined discount of the remaining payments. Using historical data of previous loss levels, a risk percentage is assigned to recourse transactions to estimate required liabilities. Full credit reviews are performed to assess risk and liability requirements on individual, large transactions. The total exposure under specific recourse and risk-sharing guarantees and related liabilities at June 29, 2007 was not significant. The potential exposure for non-performance under the guarantees would not have a material effect on our financial condition, results of operations or cash flows.

In disposing of assets or businesses, we often provide representations, warranties and indemnities to cover various risks, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that these uncertainties would have a material adverse effect on our financial condition, results of operations or cash flows.

We have recorded liabilities for known indemnifications included as part of environmental liabilities. Note 11 to our Condensed Consolidated and Combined Financial Statements provides further information with respect to these liabilities.

We are liable for product performance, however in the opinion of management, such obligations will not significantly affect our financial condition, results of operations or cash flows.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated and Combined Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

We believe that our accounting policies for revenue recognition, inventories, property, plant and equipment, intangible assets, business combinations, goodwill, contingencies, pension and postretirement benefits and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the nine months ended June 29, 2007, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Combined Financial Statements and accompanying notes included in our information statement filed as Exhibit 99.1 to our Current Report on Form 8-K on June 8, 2007.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than at historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective in the first quarter of fiscal 2009. We are currently assessing the impact SFAS No. 159 will have on our financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year-end. We presently use a measurement date of August 31. SFAS No. 158 also requires additional financial statement disclosures. The recognition provisions of SFAS No. 158 are effective at the end of fiscal 2007, while the measurement date provisions become effective in fiscal 2009. We are currently assessing the impact the measurement date provisions will have on our financial condition, results of operations and cash flows. Based on the funded status of defined benefit and other postretirement plans as of September 29, 2006, we estimate we would recognize a net $64 million liability through a reduction in shareholders’ equity. The ultimate amounts recorded are highly dependent on various estimates and assumptions, including, among other things, the discount rate selected, future compensation levels and performance of plan assets. Changes in these assumptions could increase or decrease the estimated impact of implementing SFAS No. 158 as of September 29, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for us in fiscal 2009. We are currently assessing the impact SFAS No. 157 will have on our financial condition, results of operations and cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for us in the first quarter of fiscal 2008. We are currently assessing the impact FIN 48 will have on our financial condition, results of operations and cash flows.

FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this report that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, benefits resulting from our separation from Tyco International, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “should” or the negative of these terms or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements.

The risk factors discussed in “Risk Factors” in our information statement filed as Exhibit 99.1 to our Current Report on Form 8-K on June 8, 2007 could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We use forward currency exchange contracts and foreign currency options to manage our foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions denominated in certain foreign currencies. A 10% appreciation of the U.S. dollar from the June 29, 2007 market rates would increase the unrealized value of our forward contracts by $125 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of forward contracts by $152 million. However, such gains or losses on these contracts would be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

We utilize established risk management policies and procedures in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading or speculative purposes. Counterparties to derivative financial instruments are limited to major financial institutions with at least an A/A2 long-term debt rating. There is no significant concentration of exposures with any one counterparty.

Item 4.	Controls and Procedures

Under the rules and regulations of the Securities and Exchange Commission, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for our fiscal year ending September 28, 2008, so long as we continue to meet the definition of a non-accelerated filer. In our Annual Report on Form 10-K for the fiscal year ending September 28, 2008, management and our independent registered public accounting firm will be required to provide an assessment as to the effectiveness of our internal controls over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 29, 2007. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In our information statement filed as Exhibit 99.1 to our Current Report on Form 8-K on June 8, 2007, we disclosed a material weakness in our internal control over financial reporting relating to accounting for income taxes. As a result of this material weakness, which was not remediated as of June 29, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of June 29, 2007.

We are continuing to build our tax accounting resources and capabilities to remediate this material weakness, and are implementing new control processes and procedures as part of our efforts to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We are undertaking steps to strengthen controls, including the following planned actions:

•	enhance policies and procedures relating to tax account reconciliation and analysis;

•	evaluate and augment tax accounting resources;

•	further specify and communicate to information providers requirements for tax jurisdiction specific information; and

•	further strengthen communication and information flows between the Tax department and the Controllers group.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Tyco International Legal Proceedings

In connection with our separation from Tyco International, we have entered into a liability sharing agreement regarding certain class actions that were pending against Tyco International prior to the Separation. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International will manage and control all the legal matters related to assumed contingent liabilities, including the defense or settlement thereof, subject to certain limitations. A description of the liability sharing provisions regarding these class actions are set forth in the information statement filed as Exhibit 99.1 to our Current Report on Form 8-K on June 8, 2007. A description of the class actions subject to this liability sharing agreement follows below.

Securities Class Actions

Tyco International and certain of its former directors and officers have been named as defendants in over 40 securities class actions. Tyco International stipulated, pursuant to a court order, that each party to the Separation and Distribution Agreement will be primarily liable for a portion of the obligations arising from such litigation. The stipulation also provides that if any party defaults on its obligations, the other parties will be jointly and severally liable for those obligations. Most of the securities class actions have now been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. On January 28, 2003, a consolidated securities class action complaint was filed in these proceedings. On January 7, 2005, Tyco International answered the plaintiffs’ consolidated complaint. On January 14, 2005, lead plaintiffs made a motion for class certification, which Tyco International opposed on July 22, 2005. On July 5, 2005, Tyco International moved for revision of the court’s October 14, 2004 order in light of a change in law, insofar as the order denied Tyco International’s motion to dismiss the consolidated complaint for failure to plead loss causation. On December 2, 2005, the court denied Tyco International’s motion. On April 4, 2006, plaintiffs filed a partial motion for summary judgment that was denied without prejudice to its later renewal. On June 12, 2006, the court entered an order certifying a class “consisting of all persons and entities who purchased or otherwise acquired Tyco International securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest.” On June 26, 2006, Tyco International filed a petition for leave to appeal the class certification order to the United States Court of Appeals for the First Circuit. On September 22, 2006, the United States Court of Appeals for the First Circuit denied Tyco International’s petition. On July 6, 2006, the lead plaintiffs filed in the United States District Court for the District of New Hampshire a motion for a permanent injunction against prosecution of the class action styled Brazen v. Tyco International Ltd. that was certified by the Circuit Court for Cook County, Illinois. On October 26, 2006, the court denied plaintiffs’ motion for injunctive relief without prejudice.

Class Action Settlement

On May 14, 2007, Tyco International entered into a Memorandum of Understanding with plaintiffs’ counsel in connection with the settlement of 32 purported class action lawsuits. The actions previously had been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Hampshire and include Williams v. Tyco International Ltd., Brazen v. Tyco International Ltd., Philip Cirella v. Tyco International Ltd., Hromyak v. Tyco International Ltd., Myers v. Tyco International Ltd., Goldfarb v. Tyco International Ltd., Rappold v. Tyco International Ltd., Mandel v. Tyco International Ltd., and Schuldt v. Tyco International Ltd. and 23 other consolidated securities cases.

The Memorandum of Understanding does not address the following securities class actions, which remain outstanding: Stumpf v. Tyco International Ltd., New Jersey v. Tyco, Ballard v. Tyco International Ltd., Sciallo v. Tyco International Ltd., et al., Jasin v. Tyco International Ltd., et al., and Hall v. Kozlowski. The Memorandum

of Understanding also does not address any consolidated ERISA litigation in which Tyco International and certain of its current and former employees, officers and directors have been named as defendants.

Under the terms of the Memorandum of Understanding, the plaintiffs have agreed to release all claims against Tyco International, the other settling defendants and ten other individuals in consideration for the payment of $2.975 billion to the certified class and assignment to the class of any net recovery of any claims possessed by Tyco International and the other settling defendants against Tyco International’s former auditor, PricewaterhouseCoopers. Defendant PricewaterhouseCoopers is not a settling defendant and is not a party to the Memorandum. However, PricewaterhouseCoopers subsequently agreed to participate in the settlement, and in consideration of a release of all claims against it by the parties to the Memorandum, agreed to make a payment of $225 million. Tyco International and the other settling defendants have denied and continue to deny any wrongdoing and legal liability arising from any of the facts or conduct alleged in the actions.

Pursuant to the terms of the Memorandum of Understanding, L. Dennis Kozlowski, Mark H. Swartz and Frank E. Walsh, Jr., also are excluded from the settling defendants, and the class will assign to Tyco International all of their claims against defendants Kozlowski, Swartz and Walsh. In exchange, Tyco International will agree to pay to the certified class 50% of any net recovery against these defendants.

The parties to the Memorandum of Understanding have agreed to use their best efforts to finalize and execute a final settlement agreement and to apply to the court for approval of the settlement agreement. The Memorandum of Understanding will be null and void if the settlement agreement does not receive final court approval. On July 13, 2007, the U.S. District Court in Concord, New Hampshire, granted preliminary approval of the settlement. In addition, Tyco International will have the right to terminate the settlement agreement in the event that more than a certain percentage of the certified class opts out of the settling class.

Under the terms of the Separation and Distribution Agreement, Covidien, Tyco International and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement. Additionally, under the Separation and Distribution Agreement, the companies share in the liability, with Covidien assuming 42%, Tyco International 27% and Tyco Electronics 31% of the total amount. At June 29, 2007, the Company had a $2.972 billion liability for the full amount owed under the settlement and a $1.766 billion receivable from Tyco International and Tyco Electronics for their portion of the liability. Borrowings under the unsecured bridge loan facility and cash were used to fund the Company’s portion of the payment into an escrow account intended to be used to settle the liability.

The actions subject to the Memorandum of Understanding are included in the descriptions below.

Securities Class Action Proceedings

An action entitled Hess v. Tyco International Ltd., et al., was filed on June 3, 2004 in the Superior Court of the State of California for the County of Los Angeles against certain of Tyco International’s former directors and officers, Tyco International’s former auditors and Tyco International. The complaint asserts claims of fraud, negligent representation, aiding and abetting, breach of fiduciary duty, tortious interference with fiduciary relationship and conspiracy arising out of an underlying settlement of litigation brought by shareholders in Progressive Angioplasty Systems, Inc. where the plaintiffs received Tyco International common shares as consideration. The claim seeks unspecified monetary damages and other relief. On October 25, 2006, the court lifted its previous order staying the case during the pendency of a related arbitration to which Tyco International was not a party. On December 26, 2006, Tyco International filed a demurrer seeking dismissal of the action on the grounds that the complaint failed to allege facts sufficient to state causes of action. The demurrer is fully briefed and argument is scheduled for June 7, 2007.

On November 27, 2002, the State of New Jersey, on behalf of several state pension funds, filed a complaint, New Jersey v. Tyco, in the United States District Court for the District of New Jersey against Tyco International, Tyco International’s former auditors and certain of Tyco International’s former officers and directors. The complaint was amended on February 11, 2005. As against all defendants, the amended complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for common law fraud, aiding and abetting common law fraud, conspiracy to commit fraud and negligent misrepresentation. Claims are asserted against the individual defendants under Section 20(a) of the Securities Exchange Act of 1934, Section 15 of the Securities Act of 1933, Section 24(d) of the New Jersey Uniform Securities Law, Section 421-B:25(III) of the New Hampshire Uniform Securities Law, and for breaches of fiduciary duties. Claims are also asserted against certain of the individual defendants under Section 20A of the Securities Exchange Act of 1934, and for violation of the New Jersey RICO statute; against Tyco International under Section 12(a)(2) of the Securities Act of 1933, Section 24(c) of the New Jersey Uniform Securities Law, Section 421-B25(ii) of the New Hampshire Uniform Securities Law, and for violation of, aiding and abetting violation of, and vicarious liability under the New Jersey RICO statute; against Tyco International and certain of the individual defendants under Section 14(a) of the Securities Act of 1933 and Rule 14a-9 promulgated thereunder, and for conspiracy to violate the New Jersey RICO statute; against Tyco International, its former auditors, and certain of the individual defendants under Section 11 of the Securities Act of 1933, and for violation of, and conspiracy to violate the New Jersey RICO statute; and against Tyco International’s former auditors and certain of the individual defendants for aiding and abetting violation of the New Jersey RICO statute. Finally, claims are asserted against the individual defendants and Tyco International’s former auditors for aiding and abetting the individual defendants’ breaches of fiduciary duties. Plaintiffs assert that the defendants violated the securities laws and otherwise engaged in fraudulent acts by making materially false and misleading statements and omissions concerning, among other things, the following: unauthorized and improper compensation of certain of Tyco International’s former executives; their improper use of Tyco International’s funds for personal benefit and their improper self-dealing in real estate. The plaintiffs seek unspecified monetary damages and other relief. On June 10, 2005, Tyco International moved to dismiss in part the amended complaint, which motion remains pending before the court.

Tyco International appealed to the United States Court of Appeals for the First Circuit the decision of the United States District Court for the District of New Hampshire to remand Brazen v. Tyco International Ltd. to the Circuit Court for Cook County, Illinois and Hromyak v. Tyco International Ltd., Goldfarb v. Tyco International Ltd., Mandel v. Tyco International Ltd., Myers v. Tyco International Ltd., Rappold v. Tyco International Ltd., and Schuldt v. Tyco International Ltd. to the Circuit Court for Palm Beach County, Florida. Plaintiffs moved to dismiss Tyco International’s appeal. On December 29, 2004, the United States Court of Appeals for the First Circuit granted plaintiffs’ motion and dismissed Tyco International’s appeal. Tyco International moved in the Circuit Court for Palm Beach County, Florida to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt and to dismiss Hromyak. On July 8, 2005, the court granted in part and denied in part the motion to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt. The Hromyak plaintiffs filed a notice of appeal on September 20, 2005 and briefing has been completed. The Circuit Court granted Tyco International’s motion to dismiss Hromyak. The Florida District Court of Appeal affirmed the dismissal.

After filing an initial complaint on June 26, 2002, plaintiff Lionel I. Brazen filed an amended class action complaint on March 10, 2005, in the Circuit Court for Cook County, Illinois purporting to represent a class of purchasers who exchanged shares of Mallinckrodt, Inc. common stock for common shares of Tyco International pursuant to the joint proxy statement and prospectus, and the registration statement in which it was included, in connection with the October 17, 2000 merger of Tyco International and Mallinckrodt, Inc. Plaintiff names as defendants Tyco International Ltd., and certain former Tyco International executives and asserts causes of action under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended class action complaint alleges that the defendants made statements in the registration statement and the joint proxy statement and prospectus that were materially false and misleading and failed to disclose material adverse facts regarding the business and operations of Tyco International. The amended class action complaint seeks unspecified monetary damages and other relief. On April 21, 2005, Tyco International moved in the Circuit Court for Cook County, Illinois to dismiss or stay or, in the alternative, to strike the class allegations. On July 22, 2005, the court denied Tyco International’s motion. On August 19, 2005, Tyco International filed an interlocutory appeal of the Circuit Court for Cook County Illinois’ July 22, 2005 memorandum and order, which was subsequently denied. On January 6,

2006, the plaintiff filed, joined by additional named plaintiff Nancy Hammerslough, a renewed motion for class certification which was granted. On February 14, 2006, Tyco International filed its answer to the complaint. On July 5, 2006, plaintiffs filed a partial motion for summary judgment which was denied on November 8, 2006. On November 22, 2006, plaintiffs filed a motion to reconsider the denial of their motion for summary judgment. On January 25, 2007, the Court denied plaintiffs’ motion to reconsider.

On April 29, 2005, an action was filed against Tyco International in the United States District Court for the Southern District of Florida, Stevenson v. Tyco International Ltd., et. al. Plaintiff names as additional defendants Tyco International’s current Chief Executive Officer, Edward Breen, former Chief Financial Officer, David FitzPatrick, former Executive Vice President and General Counsel, William Lytton, current members of Tyco International’s Board of Directors including Dennis Blair, Bruce Gordon, John Krol, Carl McCall, Brendan O’Neill, Sandra Wijnberg, and Jerome York, as well as former members of Tyco International’s Board of Directors, including Michael Ashcroft, Joshua Berman, Richard Bodman, John Fort, Steven Foss, Wendy Lane, Mackey McDonald, James Pasman, Peter Slusser and Joseph Welch. The complaint asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that defendants made material misrepresentations that resulted in artificially deflated stock prices. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. On March 31, 2007, Tyco International filed a motion to dismiss the complaint and briefing on that motion is not yet complete.

On January 31, 2003, a civil action was filed by three plaintiffs in the United States District Court for the District of New Jersey, Cirella v. Tyco International et al. Plaintiff names as defendants Tyco International Ltd., Dennis Kozlowski, Mark H. Swartz and Mark A. Belnick. Plaintiff Philip M. Cirella alleges that he was a shareholder in CIT who received common shares of Tyco International when it acquired CIT in 2000, and later purchased additional Tyco International shares with Marguerite Cirella. Plaintiffs assert a cause of action against all defendants for violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 and a cause of action against the individual defendants for violation of Section 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the defendants failed to disclose related-party transactions, including the following: providing interest free loans, forgiving personal loans, purchasing personal properties, using company funds to purchase personal items, sales of Tyco International shares while concealing information from investors, and failing to disclose an ongoing criminal investigation of Mr. Kozlowski, all of which resulted in an artificially inflated share price. Plaintiffs seek compensatory damages and costs against all defendants and punitive exemplary damages against the individual defendants. The Judicial Panel on Multidistrict Litigation has transferred the action to the United States District Court for the District of New Hampshire.

A complaint was filed on September 2, 2004 in the Court of Common Pleas for Dauphin County, Pennsylvania, Jasin v. Tyco International Ltd., et. al. This pro se plaintiff named as additional defendants Tyco International (US) Inc., L. Dennis Kozlowski, Tyco International’s former Chairman and Chief Executive Officer, Mark H. Swartz, Tyco International’s former Chief Financial Officer and Director and Juergen W. Gromer, currently President of Tyco Electronics. Plaintiff’s complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as Section 11 of the Securities Act of 1933. Claims against Messrs. Kozlowski, Swartz and Gromer are also asserted under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and Section 20A of the Securities Exchange Act of 1934, as well as Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Plaintiff also asserts common law fraud, negligent misrepresentation, unfair trade practice, breach of contract, breach of the duty of good faith and fair dealing and violation of Section 1-402 of the Pennsylvania Securities Act of 1972. Tyco International has removed the complaint to the United States District Court for the Middle District of Pennsylvania. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire.

The Judicial Panel on Multidistrict Litigation was notified that Hall v. Kozlowski, an action relating to plaintiff’s employment, 401(k) and pension plans and ownership of Tyco International common shares, may be an action that should be transferred to the United States District Court for the District of New Hampshire. Thereafter, the Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. On March 16, 2005, Tyco International answered plaintiff’s amended complaint.

Plaintiff moved to remand Davis v. Kozlowski, an action originally filed on December 9, 2003, from the United States District Court for the District of New Hampshire back to the Circuit Court of Cook County, Illinois. On March 17, 2005, the United States District Court for the District of New Hampshire granted plaintiff’s motion to remand and denied defendants’ motion to dismiss. On March 31, 2005, Tyco International moved for reconsideration of the court’s remand order. On July 17, 2006, the court entered an order granting Tyco International’s motion to dismiss on the grounds that all of plaintiff’s claims were preempted by federal law. The motion to dismiss was granted without prejudice to plaintiff’s right to file another action in state court asserting claims that are not preempted by federal law. On January 8, 2007, plaintiff filed an action in the Circuit Court of Cook County, Illinois. The complaint seeks unspecified monetary damages and other relief. On January 12, 2007, Tyco International removed the re-filed action to federal court in the United States District Court for the Northern District of Illinois, Eastern Division. On February 1, 2007, the Judicial Panel on Multidistrict Litigation (the “JPML”) issued a Conditional Transfer Order transferring the case to the District of New Hampshire. Plaintiffs filed a motion to remand the case to state court on February 12, 2007 and moved the JPML to vacate the Conditional Transfer Order on March 9, 2007. Tyco International filed an opposition to the motion to vacate on March 29, 2007. On March 15, 2007, Tyco International filed its opposition to plaintiffs’ remand motion and filed a cross-motion to dismiss the action. Briefing on the cross-motion was completed on April 26, 2007.

Shareholder Derivative Litigation

An action was filed on June 7, 2002 in the Supreme Court of the State of New York, Levin v. Kozlowski, alleging that the individually named defendants breached their fiduciary duties, committed waste and mismanagement and engaged in self-dealing in connection with Tyco International’s accounting practices, individual board members’ use of funds, and the financial disclosures of certain mergers and acquisitions. It is further alleged that certain of the individual defendants converted corporate assets for their own use. Plaintiffs seek money damages. Plaintiffs agreed to stay that action pending the resolution of the federal derivative action, which was dismissed by the United States District Court for the District of New Hampshire on October 14, 2004; and the appeal from that ruling was voluntarily dismissed on May 19, 2005. On June 14, 2005, the plaintiffs resumed the Levin action. On September 22, 2005, Tyco International filed a motion to dismiss the derivative complaint. On November 14, 2006, the Supreme Court of the State of New York dismissed the complaint with prejudice. On December 11, 2006, plaintiffs filed a notice of appeal of the court’s November 14, 2006 order dismissing the complaint.

ERISA Litigation and Investigation

Tyco International and certain of its current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act (“ERISA”). Two of the actions were filed in the United States District Court for the District of New Hampshire and the six remaining actions were transferred to that court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The consolidated complaint purports to bring claims on behalf of the Tyco Retirement Savings and Investment Plans and the participants therein and alleges that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; mergers and acquisitions and the accounting therefor, as well as allegedly undisclosed acquisitions; and misstatements of financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in shares when it was not a prudent investment. The complaints seek recovery of alleged plan losses arising from alleged breaches of fiduciary duties. On January 12, 2005, the United States District Court for the District of New Hampshire denied, without prejudice,

Tyco International’s motion to dismiss certain additional individual defendants from the action. On January 20, 2005, plaintiffs filed a motion for class certification. On January 27, 2005, Tyco International answered the plaintiffs’ consolidated complaint. Also, on January 28, 2005, Tyco International and certain individual defendants filed a motion for reconsideration of the court’s January 12, 2005 order, insofar as it related to the Tyco Retirement Committee. On May 25, 2005, the court denied the motion for reconsideration. On July 11, 2005, Tyco International and certain individual defendants opposed plaintiffs’ motion for class certification. On August 15, 2006, the court entered an order certifying a class “consisting of all Participants in the Plans for whose individual accounts the Plans purchased and/or held shares of Tyco Stock Fund at any time from August 12, 1998 to July 25, 2002.” On August 29, 2006, Tyco International filed a petition for leave to appeal the class certification order to the United States Court of Appeals for the First Circuit. On November 13, 2006, the court denied Tyco International’s petition. On November 28, 2006, plaintiffs filed a motion seeking an order directing them to serve notice of the ERISA class action on potential class members. Tyco International did not object to service of notice on potential class members, and on January 11, 2007, plaintiffs filed a motion, assented to by Tyco International that proposed an agreed upon form of notice. On January 18, 2007, the court granted that motion. On December 5, 2006, plaintiffs filed a motion seeking leave to file an amended complaint. Subsequently, on January 10, 2007, plaintiffs filed a motion to withdraw their motion to amend the complaint without prejudice.

Subpoenas and Document Requests From U.S. Department of Labor

The U.S. Department of Labor served document subpoenas on Tyco International and Fidelity Management Trust Company for documents concerning the administration of the Tyco Retirement Savings and Investment Plans. The current focus of the Department’s inquiry concerns the losses allegedly experienced by the plans due to investments in Tyco International’s common shares. The Department of Labor has authority to bring suit on behalf of the plans and their participants against those acting as fiduciaries to the plans for recovery of losses and additional penalties, although it has not informed us of any intention to do so. Tyco International is continuing to cooperate with the Department’s investigation. Tyco International cannot predict when this investigation will be completed, nor can it predict what the result of this investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties. It is not possible to estimate the amount of loss, or range of possible loss, if any, which might result from an adverse resolution of this matter. As a result, our share of such potential loss is also not estimable and may have a material adverse effect on our financial condition, results of operations or cash flows.

Indenture Trustee Litigation

On June 4, 2007, The Bank of New York (“BONY”), as indenture trustee under the indentures dated as of June 9, 1998 and November 12, 2003, of Tyco International Group S.A. (“TIGSA”), a wholly-owned subsidiary of Tyco International, commenced an action against TIGSA and Tyco International in the United States District Court for the Southern District of New York. The complaint seeks a declaratory judgment regarding whether or not supplemental indentures proposed by TIGSA and Tyco International in connection with the Separation are permitted or authorized under the indentures. BONY asserts that it has received a direction executed by note holders holding more than 50% of the notes under each of the indentures directing it not to execute any supplemental indenture in connection with the Separation, on the ground that the proposed supplemental indentures facilitate the Separation and the Separation will violate the indentures. BONY also seeks a declaratory judgment that TIGSA is obligated to pay BONY reasonable compensation and to reimburse BONY for all reasonable expenses, including attorneys’ fees incurred in connection with the Separation and in resolving the proper interpretation of the indentures. On June 25, 2007, a group of note holders moved to intervene as plaintiffs in the action. In their proposed complaint, the note holders seek a declaratory judgment that the Separation violates the 1998 and 2003 indentures and that the indenture trustee may not sign the supplemental indentures. On July 25, 2007, the Court granted the note holders permission to intervene as plaintiffs and to join Tyco International Finance S.A. as an additional defendant. However, the Court denied the note holders request to add Covidien Ltd., Covidien International Finance S.A., Tyco Electronics Ltd. and Tyco Electronics Group S.A. as

additional defendants. The complaint in intervention has not yet been served. TIGSA and Tyco International believe that the proposed supplemental indentures and the separation are permitted under the indentures, and they intend vigorously to defend that position. Pursuant to the Separation and Distribution Agreement, Tyco International has assumed all liabilities of this action.

Covidien Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. We believe that these legal proceedings and claims will likely be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect these proceedings to have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Following is an update of the material developments to the most significant of these matters.

Patent Litigation

We are a party to a number of patent infringement actions that may require us to pay damage awards. We have assessed the status of these matters and have recorded liabilities related to certain of these matters, where appropriate.

Applied Medical Resources Corp. v. United States Surgical is a patent infringement action that was filed in the United States District Court for the Central District of California on July 31, 2003. U.S. Surgical is one of our subsidiaries. The complaint alleges that U.S. Surgical’s Versaseal Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical’s motion for summary judgment of non-infringement. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanded the case for further proceedings. On January 9, 2007, the district court entered an order that denied both parties’ motions for summary judgment on the ground that material facts remain in dispute. On July 18, 2007, the district court entered an order rescheduling trial for January 15, 2008. We intend to defend this action vigorously. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter.

Medrad, Inc. v. Tyco Healthcare Group LP, et al. is a patent infringement action that was filed in the United States District Court for the Western District of Pennsylvania on October 24, 2001. The complaint alleges that our Optistar MR Contrast Delivery System infringes Medrad’s U.S. Patent No. RE 37,602. Medrad seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. We have asserted an antitrust counterclaim alleging that Medrad obtained the reissued patent through knowing and willful fraud on the United States Patent and Trademark Office. On October 12, 2005, the district court granted our motion for summary judgment and ruled that Medrad’s reissued patent was invalid. Medrad appealed this summary judgment ruling to the United States Court of Appeals for the Federal Circuit. On October 16, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanding the case for further proceedings. We filed a petition for certiorari with the United States Supreme Court seeking review of the Federal Circuit’s decision. No trial date has been scheduled in the district court. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter.

Tyco Healthcare Group LP, et al. v. Medrad, Inc. is a patent action that was filed in the United States District Court for the Southern District of Ohio, Western Division, on November 7, 2006. Covidien’s complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of Medrad’s U.S. Patent No. 6,970,735.

The complaint alleges that Medrad has violated the antitrust laws when it obtained the ‘735 patent through knowing and willful fraud on the United States Patent and Trademark Office. On December 12, 2006, Medrad filed a motion to dismiss the complaint. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. Covidien intends to pursue this action vigorously. The parties have not yet formally entered the discovery stage. No trial date has been scheduled.

Ethicon Endo-Surgery, Inc. v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the Southern District of Ohio, Western Division, on January 6, 2005. The complaint alleges that certain of our surgical staplers and loading units infringe Ethicon’s U.S. Patent No. 4,805,823. Ethicon seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. On March 9, 2006, the district court denied our motion for summary judgment of invalidity. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. We intend to defend this action vigorously. The parties are in the discovery stage. Trial is scheduled to begin on February 11, 2008.

Antitrust Litigation

Masimo Corporation v. Tyco Healthcare Group LP and Mallinckrodt, Inc. was filed on May 22, 2002 in the United States District Court for the Central District of California. Masimo alleges violations of antitrust laws by us in the markets for pulse oximetry products. Masimo alleges that we used our market position to prevent hospitals from purchasing Masimo’s pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages. The damages are automatically trebled under the antitrust statute to an award of $420 million. If ultimately successful, Masimo’s attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. On March 22, 2006, the district court issued its Memorandum of Decision regarding the post-trial motions. In the Memorandum, the district court vacated the jury’s liability findings on two business practices; affirmed the jury’s liability finding on two other business practices; vacated the jury’s damage award in its entirety; and ordered a new trial on damages. The district court held the new trial on damages on October 18 and 19, 2006. On January 25, 2007, the district court ordered an additional hearing on the issue of damages, which took place on March 22, 2007. On June 7, 2007, the district court issued its Memorandum of Decision in the new trial on damages and awarded Masimo $14.5 million in damages. The damages are automatically trebled under the antitrust statute to an award of $43.5 million. On June 29, 2007, the district court entered final judgment awarding Masimo $43.5 million in damages, denying Masimo’s demand for a permanent injuction, and retaining jurisdiction to determine the amount of attorney’s fees and costs, if any, to be awarded Masimo. Following entry of judgment, both parties appealed to the United States Court of Appeals for the Ninth Circuit. We have assessed the status of this matter and have concluded that it is more likely than not that the liability findings and damages award will be overturned, and, further, we intend to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Condensed Combined Financial Statements with respect to this damage award.

Rochester Medical Corporation, Inc. (“Rochester Medical”) v. C.R. Bard, Inc., et al. is a complaint filed against the Company, another manufacturer and two group purchasing organizations (“GPOs”) in the United States District Court for the Eastern District of Texas on March 15, 2004. The complaint alleges that the Company and the other defendants conspired or acted to exclude Rochester Medical from markets for urological products in violation of federal and state antitrust laws. Rochester Medical also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. Rochester Medical seeks injunctive relief and damages. Any damages awarded under the federal antitrust laws will be subject to statutory trebling. Rochester Medical has reported that it has settled its claims against defendants C.R. Bard, Inc. and Premier, Inc./Premier Purchasing Partners, L.P. and Novation, LLC/VHA, Inc. Prior to settlement with these three parties, Rochester Medical alleged a damages figure of approximately $213 million against all defendants for all claims. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. We intend to defend this action vigorously. By order dated August 2, 2007, the district court scheduled trial regarding claims against us for February 2008.

Asbestos Matters

Mallinckrodt Inc., one of our subsidiaries, is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Consistent with the national trend of increased asbestos-related litigation, we have observed an increase in the number of these lawsuits in the past several years. A majority of the cases involve product liability claims, based principally on allegations of past distribution by a former Mallinckrodt business of heat-resistant industrial products incorporating asbestos. A limited number of the cases allege premises liability, based on claims that individuals were exposed to asbestos while on Mallinckrodt’s property. Each case typically names dozens of corporate defendants in addition to Mallinckrodt. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos.

Our involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in our experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. We have not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and we intend to continue to vigorously defend these lawsuits. When appropriate, we settle claims, however the total amount paid to settle and defend all asbestos claims has been immaterial. As of June 29, 2007, there were approximately 10,370 asbestos liability cases pending against Mallinckrodt.

We estimate pending asbestos claims and claims that were incurred but not reported, as well as related insurance and indemnification recoveries. Our estimate of our liability for pending and future claims is based on claim experience over the past five years and covers claims expected to be filed through the year 2012. We believe that we have adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe that the final outcome of all known and anticipated future claims, after taking into account our substantial indemnification rights and insurance coverage, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Compliance Matters

Tyco International has received and responded to various allegations that certain improper payments were made by Covidien subsidiaries in recent years. During 2005, Tyco International reported to the U.S. Department of Justice and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act, that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. Tyco International had, and we will continue to have, communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by Tyco International and us in the course of our ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, we cannot predict the outcome of other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. However, it is possible that we may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on our financial condition, results of operations or cash flows.

Environmental Proceedings Related to Orrington, Maine Facility

One of our subsidiaries, Mallinckrodt Inc., owned and operated a chemical manufacturing facility located in Orrington, Maine from 1967 until 1982. This facility was sold in 1982 to Hanlin Group, Inc., who then sued Mallinckrodt in 1989 alleging that Mallinckrodt had violated various environmental laws during its operation of the facility. These alleged claims were settled in 1991. Under the settlement agreement, Mallinckrodt agreed to pay certain specific costs for the completion of an environmental site investigation required by the United States

Environmental Protection Agency, or USEPA, and the Maine Department of Environmental Protection, or MDEP. Based on the site investigation, Mallinckrodt completed a Corrective Measures Study plan and submitted it to the USEPA and MDEP in 2004. MDEP has orally indicated that it does not agree with Mallinckrodt’s proposed remedial alternative. Mallinckrodt is waiting to receive an implementation order from MDEP outlining its preferred remedial alternative. Mallinckrodt is the only remaining party responsible for remediation at this site.

In April 2000, Mallinckrodt and other prior owners were sued in the U.S. District Court for the District of Maine by the Natural Resources Defense Council and the Maine People’s Alliance. Plaintiffs sought an injunction requiring Mallinckrodt to conduct extensive studies of mercury contamination of the Penobscot River and Bay and options for remediating such contamination, and to perform appropriate remedial activities, if necessary.

On July 29, 2002, following a March 2002 trial, the district court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that Mallinckrodt was liable for the cost of performing a study of the river and bay. Since that order, the district court has appointed a study panel to oversee the study. The study panel has prepared a “study plan,” which calls for three years of field work, followed by a fourth year for “data synthesis.” The district court has also created an escrow account from which to pay bills associated with the study, and the district court periodically has ordered Mallinckrodt to deposit money into the escrow account.

On August 26, 2005, Mallinckrodt appealed the district court’s July 2005 order approving the study plan to the United States Court of Appeals for the First Circuit. We received a Notice of Opinion and Decision in the above-referenced matter on December 22, 2006. The First Circuit Court of Appeals upheld the district court’s decision and affirmed its rulings in all respects. The Company filed a petition for certiorari with the United States Supreme Court seeking review of the First Circuit’s decision.

At June 29, 2007, estimated future investigation and remediation costs of $31 million were accrued for this site in our Condensed Consolidated Balance Sheet. This accrual does not include potential costs that we may incur if we are ordered to remediate environmental conditions in the Penobscot River and Bay. At this time, it is not possible for us to estimate the amount of any such potential additional remediation costs.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our information statement filed as Exhibit 99.1 to our Current Report on Form 8-K on June 8, 2007. Please refer to the “Risks Factors” section in our information statement for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit
2.1	Separation and Distribution Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated as of June 28, 2007 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

3.1	Amended and Restated Bye-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.1	Tax Sharing Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated as of June 28, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.2	364-day Senior Bridge Loan among Tyco International, Tyco International Group S.A., Covidien International Finance S.A., Covidien, the lenders party thereto and Citibank, N.A., as administrative agent dated as of April 25, 2007 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.3	Amendment No. 1 to 364-day Senior Bridge Loan dated as of May 25, 2007 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.4	Five-Year Senior Credit Agreement among Tyco International, Tyco International Group S.A., Covidien International Finance S.A., Covidien, the lenders party thereto and Citibank, N.A., as administrative agent dated as of April 25, 2007 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.5	Guarantor Assumption Agreement by and among Tyco International Ltd. and Covidien Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.6	Guarantor Assumption Agreement by and among Tyco International Ltd. and Covidien Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith.)

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith.)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVIDIEN LTD.

By:	/s/ RICHARD G. BROWN, JR. Richard G. Brown, Jr. Vice President, Chief Accounting Officer and Corporate Controller

/s/ CHARLES J. DOCKENDORFF Charles J. Dockendorff Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2007