Form 10-K
period 2007-09-28
Covidien Ltd.
filed 2007-12-13
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33259

(Commission File Number)

COVIDIEN LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0518045
(Jurisdiction of Incorporation)	(IRS Employer Identification No.)

131 Front Street, Hamilton HM 12, Bermuda

(Address of registrant’s principal executive office)

441-298-2480

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, Par Value $0.20	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

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

As of March 30, 2007, the last business day for the Registrant’s most recently completed second fiscal quarter, there was no established public trading market for the Registrant’s Common Stock, par value $0.20. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are “affiliates”) as of December 10, 2007 was approximately $21,066 million (based upon the closing price of $42.31 per share as reported by the New York Stock Exchange on that date).

The number of common shares outstanding as of December 10, 2007 was 497,889,678.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2008 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I

Item 1.	Business

General

We are a global leader in the development, manufacture and sale of healthcare products for use in clinical and home settings. Our products are found in almost every hospital in the United States, and we have a significant and growing presence in non-U.S. markets. Our mission is to create and deliver innovative healthcare solutions, developed in collaboration with medical professionals, which enhance the quality of life for patients and improve outcomes for our customers and our shareholders.

We operate our business through five segments:

•

Medical Devices, which includes the development, manufacture and sale of endomechanical instruments, soft tissue repair products, energy devices, oximetry and monitoring products, airway and ventilation products, vascular devices, sharpsafety products, clinical care products and other medical device products;

•	Pharmaceutical Products, which includes the development, manufacture and distribution of dosage pharmaceuticals, active pharmaceutical ingredients and specialty chemicals;

•	Imaging Solutions, which includes the development, manufacture and marketing of radiopharmaceuticals and contrast products;

•

Medical Supplies, which includes the development, manufacture and sale of nursing care products, medical surgical products, original equipment manufacturer products (OEM), incontinence products in Europe and other medical supply products; and

•	Retail Products, which includes the development, manufacture and marketing of infant care products, incontinence products in the United States, feminine hygiene products and other retail products.

For fiscal 2007, we generated net sales of $10.2 billion and a net loss of $342 million. Approximately 60% of our net sales are generated in the United States and 40% are generated outside of the United States.

Covidien Ltd. was incorporated in Bermuda in 2000 as a wholly-owned subsidiary of Tyco International Ltd. Until June 29, 2007, Covidien did not engage in any significant business activities and held minimal assets. As part of a plan to separate Tyco International into three independent companies, Tyco International transferred the equity interests of the entities that held all of the assets and liabilities of its healthcare businesses to Covidien and, on June 29, 2007, distributed all of its shares of Covidien to its shareholders. Where we refer to financial results for fiscal 2007, these results reflect the consolidated operations of Covidien Ltd. from June 29, 2007 to September 28, 2007 and, for all periods prior to June 29, 2007, a combined reporting entity comprised of the assets and liabilities used in managing Tyco International Ltd.’s healthcare business. Please see our Consolidated and Combined Financial Statements for more information.

Unless otherwise indicated, references in this Annual Report to 2007, 2006 and 2005 are to our fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005, respectively, and references to Covidien include the Healthcare businesses of Tyco International Ltd. for all periods prior to our Separation.

Strategy

Our strategy is to enhance growth by increasing research and development initiatives, pursuing targeted internal and external growth opportunities and enhancing our global commercial infrastructure including sales, marketing and distribution. We intend to increase our focus on maximizing return on invested capital by controlling manufacturing and logistical costs while continuing to strive for top-line revenue growth.

Segments

Please see Note 19 to our Consolidated and Combined Financial Statements for certain segment financial data relating to our business.

Medical Devices

With 2007 net sales of $6.2 billion, our Medical Devices businesses comprise 61% of our consolidated net sales. In 2006 and 2005, net sales totaled $5.7 billion or 59% of our combined net sales and $5.6 billion or 58% of our combined net sales, respectively. Our Medical Device segment develops, manufactures and sells an array of products which we categorize in the following product groups:

•	Endomechanical Instruments—includes our laparoscopic instruments and surgical staplers.

•	Soft Tissue Repair Products—includes our suture products, mesh products and biosurgery products.

•	Energy Devices—includes our vessel sealing products, electrosurgical products, ablation products and related capital equipment.

•	Oximetry and Monitoring Products—includes our sensors and monitors products and our temperature management products.

•	Airway and Ventilation Products—includes our airway products, ventilator products, breathing systems, sleep products and inhalation therapy products.

•	Vascular Devices—includes our compression products and vascular therapy products.

•	SharpSafety Products—includes our needle and syringe products and our sharps disposable products.

•	Clinical Care Products—includes our urology products, enteral feeding products and other advanced woundcare products.

We are a leader in innovative wound closure products, advanced surgical devices and electrosurgical systems.

•

Our Autosuture franchise introduced the world’s first practical surgical stapler 40 years ago and continues to be an innovator in minimally invasive surgery, offering a complete line of surgical stapling and laparoscopic instrumentation.

•	Our Syneture brand offers one of the most comprehensive suture product lines in the industry.

•	We recently expanded our offerings of surgical mesh for hernia repair through our acquisition of Floreane Medical Implants, S.A. and the acquisition of intellectual property from Sorbx, LLC.

•

Our Valleylab franchise has been a leader in electrosurgery systems for over 40 years, offering products such as the recently introduced ForceTriad tissue fusing and electrosurgery system, the LigaSure Vessel Sealing System and the Cool-tip Radiofrequency Ablation System.

We believe that our broad offering of both mechanical and energy-based surgical and therapeutic devices positions us to capitalize on the expected continued growth of minimally invasive surgical procedures.

We are developing and marketing a broad line of innovative biosurgery solutions, including internal sealants, topical adhesives and anti-adhesion products. These products potentially may have applications in many types of surgical procedures. We believe that our acquisition of Confluent Surgical, Inc. in fiscal 2006, provides us with a strong proprietary platform to become a leader in this growing market.

We offer an extensive line of products used to monitor, diagnose and treat respiratory disease and sleep disorders.

•	Through our Nellcor brand we pioneered pulse oximetry, which measures oxygen in the blood, and we continue to be a leader in this field.

•

Our Puritan Bennett brand is a leader in the field of high-acuity ventilators. The continuing development of Puritan Bennett products ranges from the introduction of the first modern mechanical ventilator 40 years ago to our recent acquisition of Airox S.A., which offers non-invasive home care ventilator systems and complements our ventilator portfolio.

•	We are a leader in the field of airway management with our comprehensive line of Mallinckrodt endotracheal tubes and Shiley tracheostomy tubes.

•	Our Sandman sleep diagnostic system is a leading product for the diagnosis of sleep disorders, and we are focused on expanding our treatment solutions for sleep disorders.

Other products offered by our Medical Devices segment include vascular compression devices, needles and syringes, sharps collection systems, enteral feeding pumps and accessories, tympanic and electronic thermometers, advanced wound care products, urology products and dialysis catheters.

Kendall’s innovative SCD Vascular Compression System and T.E.D. Anti-Embolism Stockings set the standard for the mechanical prevention of deep vein thrombosis, a potentially fatal complication from surgery. Both continue to be leaders in this field. Our SharpSafety line of needles, syringes and sharps disposal systems is focused on offering products that minimize the risk of needle stick incidents, which threaten the safety of clinicians. Our Kangaroo brand is a leader in enteral feeding systems.

Products offered by our Medical Devices segment are used primarily by hospitals and alternate site healthcare providers, although physician offices and homecare represent an increasing share of our customers. We market these products through both our direct sales force and third-party distributors primarily to physicians, nurses, materials managers, group purchase organizations (GPOs) and governmental healthcare authorities.

We expect our Medical Devices segment to continue to increase research and development initiatives through both internal investment and strategic acquisitions, and to enhance its global commercial infrastructure as it seeks to introduce and effectively market new and improved products.

Pharmaceutical Products

With 2007 net sales of $1.3 billion, our Pharmaceutical Products businesses comprise 13% of our consolidated net sales. In 2006 and 2005, net sales totaled $1.2 billion or 13% of our combined net sales and $1.2 billion or 12% of our combined net sales, respectively. Our Pharmaceutical Products segment develops, manufactures and distributes the following products:

•	Dosage Pharmaceuticals—delivers prescriptions of finished products which include brand pharmaceuticals, generic pharmaceuticals and addiction treatment products.

•

Active Pharmaceutical Ingredients (API)—is a producer of both medicinal narcotics and acetaminophen as well as a supplier of other active pharmaceutical ingredients, including peptides, generic APIs, stearates and phosphates to the pharmaceutical industry.

•	Specialty Chemicals—is a manufacturer of high purity chemicals and related products.

Our Mallinckrodt brand traces its roots back to 1867 and today is the world’s largest manufacturer of medicinal narcotics and acetaminophen. Of the most widely used analgesics in the U.S., 18 contain active pharmaceutical ingredients from Mallinckrodt Pharmaceuticals. Our Mallinckrodt Baker and J.T. Baker lines of specialty chemicals are widely used in research and quality control laboratories, microelectronics, environmental testing laboratories, universities, and for manufacturing in the pharmaceutical, biotechnology, and other industrial markets. In 1996 Mallinckrodt Pharmaceuticals leveraged its broad knowledge base of the pharmaceutical industry to expand the APIs and laboratory chemical business to include manufacturing, packaging, and distribution of prescription pharmaceuticals. In the 11 years following that expansion,

Mallinckrodt has grown to be a leader in the industry, focusing on several distinct but complementary business platforms.

We intend to drive growth by launching new controlled substance products, preserving our strong customer relationships and maintaining our reputation for quality.

Imaging Solutions

With 2007 net sales of $942 million, our Imaging Solutions businesses comprise 9% of our consolidated net sales. In 2006 and 2005, net sales totaled $870 million or 9% of our combined net sales and $938 million or 10% of our combined net sales, respectively. Our Imaging Solutions segment develops, manufactures and markets the following products:

•	Radiopharmaceuticals—includes our radioactive isotopes and associated pharmaceutical products used for the diagnosis and treatment of disease.

•	Contrast Products—includes our contrast delivery systems and contrast agents.

Our imaging products enhance the quality of images obtained through CT scan, x-ray, magnetic resonance and nuclear medicine procedures to improve the detection and diagnosis of disease. Some of our key products include Optiray non-ionic x-ray contrast agent, OptiMARK magnetic resonance imaging agent, OptiVantage contrast delivery system and OctreoScan, a nuclear medicine imaging agent for cancer. We estimate that we manufacture approximately one-half of all technetium generators sold in the United States. These generators supply the critical technetium isotope, which is utilized in over 80% of all U.S. nuclear medicine diagnostic procedures. We market our imaging products primarily to physicians, technologists and purchasing administrators at hospitals, imaging centers, cardiology clinics and radiopharmacies. We also operate our own network of 37 radiopharmacies, which provides a distribution channel for critical pharmacy services such as real-time delivery of nuclear medicine unit doses.

We intend to remain a leader in this field by continuing to focus on quality products that add value to our customers, while selectively pursuing internal and external strategic growth opportunities.

Medical Supplies

With 2007 net sales of $993 million, our Medical Supplies businesses comprise 10% of our consolidated net sales. In 2006 and 2005, net sales totaled $992 million or 10% of our combined net sales and $1,026 million or 11% of our combined net sales, respectively. Our Medical Supplies segment develops, manufactures and distributes the following products:

•	Nursing Care Products—includes our traditional woundcare products, incontinence products sold within the United States and our suction products.

•	Medical Surgical Products—includes our operating room supply products and related accessories, electrodes and chart paper product lines within the United States.

•	Original Equipment Manufacturer Products (OEM)—includes various medical supplies, such as needles and syringes, for a number of leading medical device companies.

•	Incontinence Products in Europe—includes our incontinence products sold in Europe.

For over 100 years, the Kendall brand has been a leader in the field of wound care with its Curity and Kerlix gauze and bandages. Our Devon brand is a leader in operating room kits and accessories. Under our Medi-Trace brand, we offer a comprehensive line of monitoring, diagnostic and defibrillation electrodes. These products are marketed through a combination of direct sales representatives and third-party distributors, primarily to materials managers and GPOs, and are used primarily in hospitals, surgi-centers and alternate care facilities.

In order to maintain its market position, our Medical Supplies segment intends to focus on improving efficiencies through strategic sourcing and manufacturing initiatives, while maintaining its reputation for quality.

Retail Products

With 2007 net sales of $744 million, our Retail Products businesses comprise 7% of our consolidated net sales. In 2006 and 2005, net sales total $855 million or 9% of our combined net sales and $830 million or 9% of our combined net sales, respectively. Our Retail Products segment develops, manufactures and distributes the following products:

•	Infant Care Products—includes a variety of diapers and training pants, and offers a full product mix that meets the needs of today’s children from infancy through the toddler years.

•

Incontinence Products—offers the broadest portfolio of products for the retail marketplace in North America and includes protective underwear, bladder control pads, adult briefs, underpads and undergarments.

•	Feminine Hygiene Products—includes a wide spectrum of products such as liners, ultra thin pads and maxis with wings.

We sell our retail products primarily to mass merchandisers, food stores, dollar stores and drug stores. We are the sole or multi-source supplier for 17 of the top 20 retailers in North America, including Wal-Mart, Target, Kroger, Albertson’s, Safeway, K-Mart, Rite-Aid, Dollar General and Family Dollar.

Our Retail Products segment intends to focus on growing profitability through low-cost sourcing, operational excellence initiatives and exiting low-margin supply contracts.

Customers

Our customers include hospitals, surgi-centers, imaging centers, alternate site facilities, drug manufacturers and major retailers throughout the world. We often negotiate with GPOs and integrated delivery networks (IDNs), which enter into supply contracts for the benefit of their member facilities. We serve customers in over 130 countries and we maintain a strong local presence in each of the geographic areas in which we operate.

Our net sales by geographic area are set forth below (dollars in millions):

	Fiscal
	2007	2006	2005
United States	$6,128	$6,008	$6,040
Other Americas	491	443	385
Europe	2,492	2,198	2,171
Japan	584	579	594
Asia—Pacific	475	419	345

	$10,170	$9,647	$9,535

No single customer accounted for 10% or more of our total sales in fiscal 2007, 2006 or 2005. The five largest customers of our Retail Products segment accounted for over 70% of that segment’s net sales in fiscal 2007.

Intellectual Property

Patents, trademarks and other proprietary rights are very important to our business. We also rely upon trade secrets, manufacturing know-how, continuing technological innovations and licensing opportunities to maintain and improve our competitive position. We review third-party proprietary rights, including patents and patent applications, as available, in an effort to develop an effective intellectual property strategy, avoid infringement of third-party proprietary rights, identify licensing opportunities and monitor the intellectual property owned by others.

We hold numerous patents and have numerous patent applications pending in the United States and in certain other countries that relate to aspects of the technology used in many of our products. Our policy is to file patent applications in the United States and other countries when we believe it is commercially advantageous to do so. We do not consider our business to be materially dependent upon any individual patent.

Research and Development

We are engaged in research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of our existing products and to expand the applications of our products. Our research and development efforts include both internal initiatives, as well as initiatives that will use licensed or acquired technology from third parties. We are focused on developing technologies that will provide healthcare providers with solutions that meet their clinical needs in treating medical conditions through less invasive procedures and in a cost-effective manner. Our research and development expenditures, including in-process research and development charges, were $312 million, $325 million and $232 million in fiscal 2007, 2006 and 2005, respectively. We continually evaluate developing technologies in areas where we have technological or marketing expertise for possible investment or acquisition.

We intend to continue our focus on research and development as a key strategy for growth. We intend to focus our internal and external investments in those fields that we believe will offer the greatest opportunity for growth and profitability.

Governmental Regulation and Supervision

The development, manufacture, sale and distribution of our products are subject to comprehensive governmental regulation both within and outside the United States. A number of factors substantially increase the time, difficulty and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. These factors include governmental regulation, such as detailed inspection of and controls over research and laboratory procedures, clinical investigations, manufacturing, narcotic licensing, marketing, sampling, distribution, record keeping and storage and disposal practices, together with various post-market requirements. Governmental regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale as well as other civil or criminal sanctions.

Medical device and drug laws also are in effect in many of the non-U.S. markets in which we do business. These laws range from comprehensive device and drug approval requirements for some or all of our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, also are components of most of these regulatory systems. Most of our business is subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation.

The exercise of broad regulatory powers by the U.S. Food and Drug Administration continues to result in increases in the amount of testing and documentation required for approval or clearance of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends also are evident in major non-U.S. markets, including the European Union, China and especially Japan. Certain areas of our business are subject to additional oversight by the U.S. Drug and Enforcement Administration (for example, our Pharmaceutical Products segment, which manufactures a variety of pain management products) or the Nuclear Regulatory Commission (for example, our Imaging Solutions segment, which manufactures radiopharmaceuticals).

We have extensive systems in place to comply with U.S. and non-U.S. regulatory requirements. Each of our facilities, regardless of geographic location, that develops, manufactures, services or distributes medical devices or drugs has programs and procedures in place to help assure compliance with current good manufacturing practices and quality system requirements.

We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Healthcare costs have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. Recently, in the United States, particular attention has been focused on drug and medical device prices and profits, and on programs that encourage doctors to write prescriptions for particular drugs or recommend, use or purchase of particular medical devices. Payers have become more influential in the marketplace and increasingly are focused on drug and medical device pricing, appropriate drug and medical device utilization and the quality and costs of healthcare. The Medicare Prescription Drug, Improvement and Modernization Act, enacted in 2003, also has increased attention on drug and device pricing. Violations on these frauds and abuse-related laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid and health programs outside the United States.

We are also subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance program, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents.

Raw Materials

We use a wide variety of resin, pulp, plastics, textiles and electrical components for production of our products. We purchase these materials from external suppliers, some of which are single-source suppliers. We also purchase certain other raw materials used in the bulk pharmaceutical business from non-U.S. governments and suppliers that meet U.S. State Department requirements. We purchase materials from selected suppliers based on quality assurance, cost effectiveness or constraints resulting from regulatory requirements and work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability.

Property, plant and equipment, net

Our property, plant and equipment, net by geographic area is set forth below (dollars in millions):

	Fiscal
	2007	2006	2005
United States	$2,004	$1,935	$1,829
Other Americas	174	151	117
Europe	412	389	341
Japan	71	69	70
Asia—Pacific	30	14	11

	$2,691	$2,558	$2,368

Manufacturing

We have 65 manufacturing sites located throughout the world that handle production, assembly, quality assurance testing, packaging and sterilization of our products. Our major centers of manufacturing output include sites in the following countries (with the number of sites in parentheses):

Americas	Europe/Middle East/Africa	Asia/Pacific
United States (29)	Germany (2)	China (1)
Canada (2)	United Kingdom (3)	Japan (1)
Mexico (8)	Holland (2)	Thailand (1)
Dominican Republic (1)	France (5)	Malaysia (1)
Brazil (1)	South Africa (1)
Turkey (1)
Italy (1)
Ireland (5)

We estimate that our manufacturing production by region in fiscal 2007 (as measured by cost of production) was approximately: Americas—83%, Europe/Middle East/Africa—15%, and Asia/Pacific—2%. We expect that manufacturing production will continue to increase in the Asia/Pacific region as a proportion of total manufacturing, as the Asia/Pacific region continues to experience strong growth and we continue to implement low-cost manufacturing initiatives.

Sales, Marketing and Distribution

We have a sales force strategically located in markets throughout the world, with a direct sales presence in over 50 countries. We conduct our sales and marketing principally through our direct sales force, but we also utilize third-party distributors.

We maintain 23 hub-and-spoke distribution centers around the world. Products generally are delivered to these distribution centers from our manufacturing facilities and then subsequently are delivered to the customer. In some instances, for example, nuclear medicine product is delivered directly from our manufacturing facility to the customer. We contract with a wide range of transport providers to deliver our products by road, rail, sea and air.

We recently have undertaken, and continue to roll out, a reorganization focused on a global management approach to our businesses. This global reorganization gives management teams responsibility for particular products on a worldwide basis. In the past, our businesses generally had been managed outside of the United States on a territorial basis, with management responsible for virtually all product sales within certain regions or countries. We believe that globalization of our product lines enables us to drive sales growth effectively, particularly in new or developing markets.

We have a well-trained, experienced sales force with a significant presence in all major markets. Our sales force is focused on understanding and addressing the needs of our customers.

Competition

We generally compete in medical device, pharmaceutical and other healthcare product markets around the world. These global markets are characterized by continuous change resulting from technological innovations. Our market position depends on our ability to develop and commercialize products that meet clinician needs, while offering reliable product quality, cost-effectiveness and dependable service. Our competitors range from large manufacturers with multiple business lines, including Johnson & Johnson, Becton Dickinson and C.R. Bard, among others, to smaller manufacturers that focus on a limited selection of products.

Medical Devices. The medical devices market is highly fragmented and competitive. According to the International Trade Administration, there are approximately 8,000 companies in the United States operating in the medical devices market. There is no single company, however, that competes with us over the full breadth of products offered by our Medical Devices segment. Our competition includes both diversified healthcare companies, such as Johnson & Johnson, C.R. Bard and Becton Dickinson, and other companies that are more focused on specific fields, including Respironics and ConMed.

Pharmaceutical Products. Our major competitors of our active ingredients product line include Johnson & Johnson, Siegfried and Johnson Matthey, and major competitors of our dosage product line include Teva, Mylan and Watson. Although competition is steadily increasing and we expect new entrants into this market, we believe our ability to meet strict production and licensing requirements for controlled substances will enable us to compete effectively. Purchasing decisions in this segment of the industry are based on price and the ability to ensure a stable and sufficient supply of pharmaceuticals to customers. Our secure sources of raw opiate material, manufacturing capabilities, comprehensive generic pain management offering and established relationships with retail pharmacies enable us to compete effectively against larger generics manufacturers such as Teva and Watson. In addition, we believe that our experience with the U.S. Food and Drug Administration (“FDA”) and U.S Drug Enforcement Agency (“DEA”) provides us with the knowledge to successfully navigate a tightening regulatory environment.

Imaging Solutions. Our main competitors include GE Healthcare for contrast and nuclear medicine products, Schering AG and its U.S. affiliate Berlex, as well as Bracco for contrast agents, and Bristol-Myers Squibb for nuclear medicine cardiology agents. Cardinal Health is our main competitor for our radiopharmacy network. Unlike most of our competition, we offer a full line of contrast agents, contrast delivery systems and radiopharmaceuticals. Our broad product portfolio allows us to be a complete source for all imaging agent needs.

Medical Supplies. The markets in which our Medical Supplies segment participates are characterized by strong pricing competition. While customers may choose our products based upon our reputation for quality, we face strong competition from low-cost suppliers. Our Medical Supplies segment competes against branded products, including ones sold by 3M, ConMed and First Quality, as well as private-label products provided by low-cost suppliers, such as Cardinal and Medline.

Retail Products. The market in which our Retail Products segment participates is highly competitive, as our private-label products compete directly with national brands. Our retail competitors include national branded manufacturers, including Kimberly-Clark, Procter & Gamble and Johnson & Johnson. We also compete with other private-label producers, such as Arquest and Associated Hygienic Products. We believe that our high-quality products, product innovation, packaging solutions and customer service provide us a competitive advantage. However, we expect continued and severe price pressure in this segment.

Environmental

We are subject to various federal, state and local environmental protection and health and safety laws and regulations both within and outside the United States. Our operations, like those of other medical product companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We cannot assure you that we have been or will be in compliance with environmental and health and safety laws at all times. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. We believe that our operations currently comply in all material respects with applicable environmental laws and regulations.

Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of investigation, removal or remediation of hazardous substances at such formerly owned or operated properties or at properties at which they have disposed of hazardous substances. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances.

In addition, from time to time, we have received notification from the U.S. Environmental Protection Agency and from state environmental agencies that conditions at a number of sites where we and others disposed of hazardous substances require investigation, cleanup and other possible remedial actions. These agencies may require that we reimburse the government or otherwise pay for the cost of cleanup of those sites and for damage to natural resources. We have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations. These projects relate to a variety of activities, including decontamination and decommissioning of radioactive materials, solvents, metals and other hazardous substances. These projects involve both investigation and remediation expenses and capital expenditures.

We provide for expenses associated with environmental remediation obligations once we determine that a potential environmental liability at a particular site is probable and the amount can be reasonably estimated. We regularly assess current information and developments as the investigations and remediation proceed and adjust accruals, as necessary, to provide for the expected impact of these environmental matters.

The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information and applicable laws, we believe that it is probable that we will incur investigation and remedial costs, including asset retirement obligations, of approximately $227 million, of which $18 million is included in accrued and other current liabilities and $209 million is included in “Other liabilities” in our Consolidated Balance Sheet. All accruals have been recorded without giving effect to any possible future insurance proceeds.

Environmental laws are complex, change frequently and have become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and to address liabilities arising from past or future releases of, or exposures to, hazardous substances, we cannot assure you that our costs of complying with current or future environmental protection, health and safety laws will not exceed our estimates or adversely affect our results of operations and financial condition. Further, we cannot assure you that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities. While it is not feasible to predict the outcome of all pending environmental matters, it is reasonably probable that there will be a need for future provisions for environmental costs that in management’s opinion, are not likely to have a material effect on our financial condition, but could be material to the results of operations in any one accounting period.

Employees

At September 28, 2007, we had approximately 43,800 employees. Approximately 21,600 of our employees are based in the United States, approximately 900 of whom are represented by a labor union. In Europe, many of our employees are represented by unions or work councils. We believe that our relations with our employees are satisfactory.

Available Information

Covidien is required to file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Investors may read and copy any document that Covidien files, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access Covidien’s SEC filings.

Our Internet website is www.covidien.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to

Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and Governance Committee, as well as our Corporate Governance Principles and Guide to Business Conduct, under the heading “Corporate Governance” in the Investor Relations section of our website. These charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to shareholders upon request.

Item 1A.	Risk Factors

You should carefully consider the risks described below before investing in our publicly traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical events and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

Risks Relating to Our Business

We face the following risks in connection with the general conditions and trends of the industry in which we operate.

We may be unable to effectively introduce and market new products or may fail to keep pace with advances in technology.

The healthcare industry is characterized by continuous technological change, resulting in changing customer preferences and requirements. The success of our business depends on our ability to introduce new products and adapt to these changing technologies and customer demands. The success of new product development depends on many factors, including our ability to anticipate and satisfy customer needs, obtain regulatory and reimbursement approvals on a timely basis, develop and manufacture products in a cost-effective and timely manner, maintain advantageous positions with respect to intellectual property and differentiate our products from those of our competitors. To compete successfully in the marketplace, we must make substantial investments in new product development whether internally or externally through licensing or acquisitions. Our failure to introduce new and innovative products in a timely manner would have an adverse effect on our business, results of operations, financial condition and cash flows.

Even if we are able to develop, manufacture and obtain regulatory and reimbursement approvals for our new products, the success of those products would depend upon market acceptance. Levels of market acceptance for our new products could be affected by several factors, including:

•	the availability of alternative products from our competitors;

•	the price of our products relative to that of our competitors;

•	the timing of our market entry; and

•	our ability to market and distribute our products effectively.

Sales of our products are affected by the reimbursement practices of a small number of large public and private insurers.

Sales of our products depend, in part, on the extent to which the costs of our products are reimbursed by governmental health administration authorities, private health coverage insurers and other third-party payors. Our potential customers’ ability to obtain appropriate reimbursement for products and services from these third-party payors affects the selection of products they purchase and the prices they are willing to pay. In addition, demand for new products may be limited unless we obtain reimbursement approval from governmental and private third-

party payors prior to introduction. Reimbursement criteria vary by country, are becoming increasingly stringent and require management expertise and significant attention to obtain and maintain qualification for reimbursement.

Major third-party payors for healthcare services both within and outside of the United States continue to work to contain costs through, among other things, the introduction of cost containment incentives and closer scrutiny of healthcare expenditures. The implementation of healthcare reforms both within and outside of the United States may reduce the level at which reimbursement is provided and adversely affect demand for our products. Legislative or administrative reforms to U.S. or non-U.S. reimbursement practices that significantly reduce or deny reimbursement for treatments using our products could adversely affect the acceptance of our products and the prices that our customers are willing to pay for them and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Cost-containment efforts of our customers, purchasing groups, third-party payors and governmental organizations could adversely affect our sales and profitability.

Many existing and potential customers for our products within the United States have become members of group purchasing organizations, or GPOs, and integrated delivery networks, or IDNs, in an effort to reduce costs. GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple manufacturers with the intention of driving down pricing. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our product portfolio. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our profitability.

While having a contract with a GPO or IDN for a given product category can facilitate sales to members of that GPO or IDN, such contract position is no assurance that sales volume of those products will be maintained. GPOs and IDNs increasingly are awarding contracts to multiple suppliers for the same product category. Even when we are the sole contracted supplier of a GPO or IDN for a certain product category, members of the GPO or IDN generally are free to purchase from other suppliers. Furthermore, GPO and IDN contracts typically are terminable without cause upon 60 to 90 days’ prior notice. Accordingly, although we have multiple contracts with many major GPOs and IDNs, the members of such groups may choose to purchase from our competitors due to the price or quality offered by such competitors, which could result in a decline in our sales and profitability.

Distributors of our products also have begun more aggressively to negotiate terms of sale in an effort to increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing and other terms of sale could cause us to lose market share to our competitors and adversely affect our business, results of operations, financial condition and cash flows.

Outside the United States, we have experienced downward pricing pressure due to the concentration of purchasing power in centralized governmental healthcare authorities and increased efforts by such authorities to lower healthcare costs. We frequently are required to engage in competitive bidding for the sale of our products to governmental purchasing agents. Our failure to offer acceptable prices to these customers could adversely affect our sales and profitability in these markets.

We may be unable to protect our intellectual property rights or may infringe on the intellectual property rights of others.

We rely on a combination of patents, trademarks, trade secrets and nondisclosure agreements to protect our proprietary intellectual property. Our efforts to protect our intellectual property and proprietary rights may not be sufficient. We cannot assure you that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable effectively to enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

We operate in an industry characterized by extensive patent litigation. Patent litigation is costly to defend and can result in significant damage awards, including treble damages under certain circumstances, and injunctions that could prevent the manufacture and sale of affected products or force us to make significant royalty payments in order to continue selling the affected products. At any given time, we are involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. We can expect to face additional claims of patent infringement in the future. A successful claim of patent or other intellectual property infringement against us could adversely affect our business, results of operations, financial condition and cash flows.

We are subject to complex and costly regulation.

Our products are subject to regulation by the U.S. Food and Drug Administration and other national, supranational, federal and state governmental authorities. It can be costly and time-consuming to obtain regulatory approvals to market a medical device or pharmaceutical product. Approvals might not be granted for new devices or drugs on a timely basis, if at all. Regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. Our failure to maintain approvals or obtain approval for new products could adversely affect our business, results of operations, financial condition and cash flows.

We also rely on licenses from the U.S. Drug Enforcement Agency to purchase raw materials used in many of our pharmaceutical products and to manufacture and distribute such products. Our failure to maintain these licenses could adversely affect our pharmaceutical products business.

In addition, we are subject to regulations covering manufacturing practices, product labeling and advertising and adverse-event reporting that apply after we have obtained approval to sell a product. Many of our facilities and procedures and those of our suppliers are subject to ongoing oversight, including periodic inspection by governmental authorities. Compliance with production, safety, quality control and quality assurance regulations is costly and time-consuming.

Our manufacturing facilities and those of our suppliers could be subject to significant adverse regulatory actions in the future. These actions could include warning letters, fines, injunctions, civil penalties, recalls, seizures of our products and criminal prosecution. Possible consequences of such actions could include:

•	substantial modifications to our business practices and operations;

•	a total or partial shutdown of production in one or more of our facilities while we remediate the alleged violation;

•	the inability to obtain future pre-market clearances or approvals; and

•	withdrawals or suspensions of current products from the market.

Any of these events, in combination or individually, could disrupt our business and adversely affect our business, results of operations, financial condition and cash flows.

The manufacture of our products is highly exacting and complex, and our business could suffer if we or our suppliers encounter manufacturing problems.

The manufacture of our products is highly exacting and complex, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors. If problems arise during the production of a batch of product, that entire batch of product may have to be discarded. These problems could lead to increased costs, lost revenue, damage to customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other products. If problems are not discovered before the product is released to the market, we also could incur recall and product liability costs. Significant manufacturing problems could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Defects or failures associated with our products could lead to recalls or safety alerts and negative publicity.

Manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to, our products and result in significant costs and negative publicity. Due to the strong name recognition of our brands, an adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals. We also may undertake voluntarily to recall products or temporarily shut down production lines based on internal safety and quality monitoring and testing data. Any of the foregoing problems could disrupt our business and a material adverse effect on our business, results of operations, financial condition and cash flows.

We may incur product liability losses and other litigation liability.

In the ordinary course of business, we are subject to product liability claims and lawsuits, including potential class actions, alleging that our products have resulted or could result in an unsafe condition or injury. Any product liability claim brought against us, with or without merit, could be costly to defend and could result in an increase of our insurance premiums. Some claims brought against us might not be covered by our insurance policies. In addition, we have significant self-insured retention amounts which we would have to pay in full before obtaining any insurance proceeds to satisfy a judgment or settlement. Furthermore, even where the claim is covered by our insurance, our insurance coverage might be inadequate and we would have to pay the amount of any settlement or judgment that is in excess of our policy limits. We may not be able to obtain insurance on terms acceptable to us or at all since insurance varies in cost and can be difficult to obtain. Our failure to maintain adequate insurance coverage or successfully defend against product liability claims could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are subject to antitrust claims and lawsuits in which competitors allege that we use our market position to exclude competitors from certain markets and to prevent customers from purchasing the competitors’ products. We also are subject to consumer antitrust class action lawsuits in which the putative class representatives, on behalf of themselves and other customers, seek to recover overcharges they allege that they paid for certain products. Any antitrust claim brought against us, with or without merit, could be costly to defend and could result in significant damages against us.

An interruption in our ability to manufacture our products or an inability to obtain key components or raw materials may adversely affect our business.

Many of our key products are manufactured at single locations, with limited alternate facilities. If an event occurs that results in damage to one or more of our facilities, we may be unable to manufacture the relevant products at previous levels or at all. In addition, for reasons of quality assurance or cost effectiveness, we purchase certain components and raw materials from sole suppliers. Due to the stringent regulations and requirements of the FDA and other similar non-U.S. regulatory agencies regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We have experienced and may continue to experience higher costs to produce our products as a result of rising prices for oil, gas and other commodities.

We use resins, other petroleum-based materials and pulp as raw materials in many of our products. Prices of oil and gas also significantly affect our costs for freight and utilities. Oil, gas and pulp prices are volatile and have increased in recent years, resulting in higher costs to produce and distribute our products. Due to the highly competitive nature of the healthcare industry and the cost-containment efforts of our customers and third party payors, we may be unable to pass along cost increases through higher prices. If these higher costs continue and we are unable fully to recover these costs through price increases or offset these increases through other cost reductions, we could experience lower margins and profitability and our business, results of operations, financial condition and cash flows could be materially and adversely affected.

Divestitures of some of our businesses or product lines may materially adversely affect our business, results of operations and financial condition.

We continue to evaluate the performance of all of our businesses and may sell a business or product line. Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our business, results of operations and financial condition. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

We may not be successful in our strategic acquisitions of, investments in or alliances with, other companies and businesses, and acquisitions could require us to issue additional debt or equity.

We may pursue acquisitions of complementary businesses, technology licensing arrangements and strategic alliances to expand our product offerings and geographic presence as part of our business strategy. We may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the expected benefits of any acquisition, license arrangement or strategic alliance. Other companies may compete with us for these strategic opportunities. Even if we are successful in making an acquisition, the products and technologies that we acquire may not be successful or may require significantly greater resources and investments than we originally anticipated. We also could experience negative effects on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges. These effects, individually or in the aggregate, could cause a deterioration of our credit rating and result in increased borrowing costs and interest expense. We could experience difficulties in integrating geographically separated organizations, systems and facilities, and personnel with diverse backgrounds. Integration of an acquired business also may require management resources that otherwise would be available for development of our existing business. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our business, results of operations, financial condition and cash flows could be materially and adversely affected.

In connection with acquisitions, we may incur or assume significant debt and unknown or contingent liabilities, such as environmental remediation expense, products liability, patent infringement claims or other unknown liabilities. Financing for acquisitions could decrease our ratio of earnings to fixed charges and adversely affect our borrowing capacity. Furthermore, the necessary acquisition financing may not be available to us on acceptable terms if and when required. If we were to undertake an acquisition by issuing equity securities, the acquisition could have a dilutive effect on the interests of the holders of our common shares.

We face significant competition and may not be able to compete effectively.

We compete with many companies ranging from other multinationals to start-up companies. Competition takes many forms, including price reductions on products that are comparable to our own, development of new products that are more cost-effective or have superior performance than our current products, and the introduction of generic versions when our proprietary products lose their patent protection. Our current or future products could be rendered obsolete or uneconomical as a result of this competition. Our failure to compete effectively could cause us to lose market share to our competitors and have a material adverse effect on our business, results of operations, financial condition and cash flows.

We also face competition for marketing, distribution and collaborative development agreements, for establishing relationships with academic and research institutions, and for licenses to intellectual property. In addition, academic institutions, governmental agencies and other public and private research organizations also may conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring necessary product technologies.

We are subject to risks associated with doing business outside of the United States.

Our operations outside of the United States are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs. Sales outside of the United States made up approximately 40% of our net sales in fiscal 2007 and we expect that non-U.S. sales will contribute significantly to future growth. The risks associated with our operations outside the United States include:

•	changes in non-U.S. medical reimbursement policies and programs;

•	multiple non-U.S. regulatory requirements that are subject to change and that could restrict our ability to manufacture and sell our products;

•	possible failure to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;

•	different local product preferences and product requirements;

•	trade protection measures and import or export licensing requirements;

•	difficulty in establishing, staffing and managing non-U.S. operations;

•	different labor regulations;

•	changes in environmental, health and safety laws;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	political instability and actual or anticipated military or political conflicts;

•	economic instability and inflation, recession or interest rate fluctuations; and

•	minimal or diminished protection of intellectual property in some countries.

These risks, individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Foreign currency exchange rates may adversely affect our results.

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Approximately 40% of our net sales for fiscal 2007 were derived from sales in non-U.S. markets, and we expect sales from non-U.S. markets to continue to represent a significant portion of our net sales. Therefore, if the U.S. dollar strengthens in relation to the currencies of other countries where we sell our products, such as the euro, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant effect on our operating results.

Most of our customer relationships outside of the United States are with governmental entities and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions.

The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance program, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial condition and cash flows.

We are subject to healthcare fraud and abuse regulations that could result in significant liability, require us to change our business practices and restrict our operations in the future.

We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid and health programs outside the United States. These laws and regulations are wide ranging and subject to changing interpretation and application, which could restrict our sales or marketing practices. Furthermore, since many of our customers rely on reimbursement from Medicare, Medicaid and other governmental programs to cover a substantial portion of their expenditures, our exclusion from such programs as a result of a violation of these laws could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our operations expose us to the risk of material environmental liabilities, litigation and violations.

We are subject to numerous federal, state, local and non-U.S. environmental protection and health and safety laws governing, among other things:

•	the generation, storage, use and transportation of hazardous materials;

•	emissions or discharges of substances into the environment;

•	investigation and remediation of hazardous substances or materials at various sites; and

•	the health and safety of our employees.

We may not have been, or we may not at all times be, in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. Environmental laws outside of the United States are becoming more stringent resulting in increased costs and compliance burdens.

Certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal or remediation of hazardous substances or materials at their properties or at properties at which they have disposed of hazardous substances. Liability for investigative, removal and remedial costs under certain federal and state laws are retroactive, strict and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from the U.S. Environmental Protection Agency and similar state environmental agencies that conditions at a number of formerly owned sites where we and others have disposed of hazardous substances require investigation, cleanup and other possible remedial action and may require that we reimburse the government or otherwise pay for the costs of investigation and remediation and for natural resource damage claims from such sites.

While we have budgeted for future capital and operating expenditures to maintain compliance with environmental laws, our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances may exceed our estimates or adversely affect our business, results of operations, financial condition and cash flows. We may also be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

If we fail to comply with the requirements of Section 404 of Sarbanes-Oxley, our business prospects could be adversely affected.

Section 404 of the Sarbanes-Oxley Act will require our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. If we are unable to comply with these obligations, including the remediation of the existing material weakness over accounting for income taxes, or experience delays in reports of our management and outside auditors on our internal control over financial reporting, we might be unable to file timely with the SEC, our annual or periodic reports, and might be subject to regulatory and enforcement actions by the SEC and the New York Stock Exchange, including delisting from the New York Stock Exchange, securities litigation, events of default under our credit agreements, debt rating agency downgrades or rating withdrawals and a general loss of investor confidence, any one of which could adversely affect the value of our securities and could adversely affect our business prospects.

Failure to successfully implement the recent ongoing reorganization of our operating structure could adversely affect our business.

We recently have undertaken, and continue to implement, a major reorganization of our management and operating structure. A principal focus of this reorganization is the implementation of a global management approach to our various businesses. In the past, our businesses generally had been managed on a geographic-specific basis, with management responsible for virtually all product sales within certain regions or countries, rather than being responsible for more limited groups of products across various jurisdictions.

In order to implement an effective global management structure, we must identify and retain managers with the requisite skills and vision to operate on a global basis. Since we historically have managed most of our non-U.S. business separately, and by geography, our current managers may not have the necessary experience or skills to operate effectively on a global basis. Furthermore, by shifting our structure away from region or country specific management, we risk losing focus on certain regions and the customer preferences within those regions. Approximately 40% of our net sales for fiscal 2007 were derived from sales outside of the United States and we expect that non-U.S. sales will contribute significantly to our future growth. If we cannot successfully implement a global management structure, our results of operations and cash flows could be adversely affected.

In addition, the realignment of our business into our five segments has resulted in changes to the sales and marketing administration of certain product lines within our Medical Device and Medical Supplies segments.

Portions of our sales force and marketing team now have responsibility for products that they have not previously supported. The management and sales force changes required to implement this reorganization among our segments could result in disruption to our business, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Relating to Our Separation from Tyco International

Our historical combined financial information for periods prior to June 29, 2007, is not necessarily representative of the results we would have achieved as an independent, publicly-traded company and may not be a reliable indicator of our future results.

The historical combined financial information included in this annual report does not necessarily reflect the results of operations, financial condition or cash flows that we would have achieved as an independent, publicly-traded company during the periods presented or those that we will achieve in the future, primarily as a result of the following factors:

•

Prior to the separation, our business was operated by Tyco International as part of its broader corporate organization, rather than as an independent, publicly-traded company. In addition, prior to our separation, Tyco International and its affiliates performed significant corporate functions for us, including tax and treasury administration and certain governance functions, including internal audit and external reporting. Our historical combined financial statements reflect allocations of corporate expenses from Tyco International for these and similar functions.

•

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, historically have been satisfied as part of the company-wide cash management practices of Tyco International. Now that we are an independent company, Tyco International will not be providing us with funds to finance our working capital or other cash requirements. Without the opportunity to obtain financing from Tyco International, we must obtain financing from banks, through public offerings or private placements of debt or equity securities or other arrangements.

•	Other significant changes may occur in our cost structure, management, financing and business operations because we are operating as a company separate from Tyco International.

We are responsible for a portion of Tyco International’s contingent and other corporate liabilities, including those relating to shareholder litigation.

On June 29, 2007, we entered into a Separation and Distribution Agreement and a Tax Sharing Agreement with Tyco International and Tyco Electronics. Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, we, Tyco International and Tyco Electronics have agreed to assume and be responsible for 42%, 27% and 31%, respectively, of certain of Tyco International’s contingent and other corporate liabilities. All costs and expenses associated with the management of these contingent and other corporate liabilities are shared equally among the parties. These contingent and other corporate liabilities primarily relate to consolidated securities litigation, any actions with respect to the separation plan or the distribution of Covidien and Tyco Electronics common shares by Tyco International to its shareholders brought by any third party and tax liabilities for periods prior to and including the distribution date, June 29, 2007. For more information on the contingent tax liabilities, see the risk factors relating to such liabilities below. Contingent and other corporate liabilities do not include liabilities that are specifically related to one of the three separated companies, which are allocated 100% to the relevant company.

If any party responsible for such liabilities were to default in its payment, when due, of any of these assumed obligations, each non-defaulting party would be required to pay equally with any other non-defaulting party the amounts in default. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of the assumed obligations related to such contingent and other corporate liabilities, including associated costs and expenses.

Many lawsuits are outstanding against Tyco International, some of which relate to actions taken by Tyco International’s former senior corporate management. On May 14, 2007, Tyco International entered into a proposed settlement with respect to most of its outstanding securities class action lawsuits. We do not believe that it is feasible to predict the final outcome or resolution of the unresolved proceedings. A failure to consummate the proposed settlement on the agreed terms or an adverse outcome from the unresolved proceedings or liabilities or other proceedings for which we will assume joint and several liability under the Separation and Distribution Agreement could be material with respect to our results of operations and cash flows in any given reporting period.

Tyco International has the right to control the defense and settlement of the class action litigation and other outstanding litigation, subject to certain limitations. The timing, nature and amount of the class action settlement or any other settlement may not be in our best interests. Furthermore, in the event of any subsequent settlement, we may have limited notice before we would be required to pay our portion of the settlement amount. Moreover, Tyco International stipulated, pursuant to a court order, that we, Tyco International and Tyco Electronics each will be primarily liable for a portion of the obligations arising from the Tyco International shareholder litigation. The stipulation also provides that if any party defaults on its obligations, the other parties are jointly and severally liable for the defaulting party’s obligations. In accordance with the stipulation, we, Tyco International and Tyco Electronics agreed to assume and be responsible for 42%, 27% and 31%, respectively, of the obligations arising from the Tyco International shareholder litigation.

We share responsibility for certain of our, Tyco International’s and Tyco Electronics’ income tax liabilities for tax periods prior to and including June 29, 2007.

Under the Tax Sharing Agreement, we share responsibility for certain of our, Tyco International’s and Tyco Electronics’ income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, we, Tyco International and Tyco Electronics will share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International’s and Tyco Electronics’ U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation. All costs and expenses associated with the management of these shared tax liabilities will be shared equally among the parties. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement’s sharing formula. In addition, Tyco International and Tyco Electronics are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement’s sharing formula.

All the tax liabilities that are associated with our businesses, including liabilities that arose prior to our separation from Tyco International, have become our tax liabilities. Although we have agreed to share certain of these tax liabilities with Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement, we remain primarily liable for all of these liabilities. If Tyco International and Tyco Electronics default on their obligations to us under the Tax Sharing Agreement, we would be liable for the entire amount of these liabilities.

If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party’s fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, we could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of our, Tyco International’s and Tyco Electronics’ tax liabilities.

Our, Tyco International’s and Tyco Electronics’ income tax returns are examined periodically by various tax authorities. In connection with such examinations, tax authorities, including the U.S. Internal Revenue Service, have raised issues and proposed tax adjustments. We are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies that we have assessed as probable and estimable have been recorded through our income tax provision, equity or goodwill, as appropriate. The calculation of our tax liabilities involves dealing with the uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of tax liabilities.

Under the Tax Sharing Agreement, Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to and including June 29, 2007. The timing, nature and amount of any settlement agreed to by Tyco International may not be in our best interests. Moreover, the other parties to the Tax Sharing Agreement will be able to remove Tyco International as the controlling party only under limited circumstances, including a change of control or bankruptcy of Tyco International, or by a majority vote of the parties on or after June 29, 2009. All other tax audits will be administered, controlled and settled by the party that would be responsible for paying the tax.

One of our directors may have actual or potential conflicts of interest because of his ongoing employment by Tyco International.

One of our directors, Christopher J. Coughlin, is the Chief Financial Officer of Tyco International, a position that could create, or appear to create, potential conflicts of interest when our and Tyco International’s management and directors face decisions that could have different implications for us or Tyco International. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and Tyco International regarding the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. Tyco International will manage the ongoing shareholder litigation, subject to certain limitations, and may determine to settle such litigation at a time, on terms or for an amount not in our best interest. Potential conflicts of interest could also arise if we and Tyco International enter into any commercial arrangements with each other in the future. We expect that Mr. Coughlin would recuse himself from any decisions and discussions relating to material matters between us and Tyco International.

If the distribution of Covidien and Tyco Electronics common shares by Tyco International to its shareholders or certain internal transactions undertaken in anticipation of the separation are determined to be taxable for U.S. federal income tax purposes, we could incur significant U.S. federal income tax liabilities.

Tyco International has received private letter rulings from the Internal Revenue Service regarding the U.S. federal income tax consequences of the distribution of our common shares and Tyco Electronics common shares to the Tyco International shareholders substantially to the effect that the distribution, except for cash received in lieu of a fractional share of our common shares and the Tyco Electronics common shares, will qualify as tax-free under Sections 368(a)(1)(D) and 355 of the Code. The private letter rulings also provided that certain internal transactions undertaken in anticipation of the separation would qualify for favorable treatment under the Code. In addition to obtaining the private letter rulings, Tyco International obtained opinions from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the distribution and certain internal transactions. The private letter rulings and the opinions relied on certain facts and assumptions, and certain representations and undertakings, from us, Tyco Electronics and Tyco International regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter rulings and the opinions, the Internal Revenue Service could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, Tyco International would recognize gain in an amount equal to the excess of the fair market value of our common shares and Tyco Electronics common shares distributed to Tyco International shareholders on the distribution date over Tyco International’s tax basis in such common shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, we would incur significant U.S. federal income tax liabilities if it ultimately is determined that certain internal transactions undertaken in anticipation of the separation should be treated as taxable transactions.

In addition, under the terms of the Tax Sharing Agreement, in the event the distribution or the internal transactions were determined to be taxable and such determination was the result of actions taken after the distribution by us, Tyco Electronics or Tyco International, the party responsible for such failure would be responsible for all taxes imposed on us, Tyco Electronics and Tyco International as a result thereof. If such determination is not the result of actions taken after the distribution by us, Tyco Electronics or Tyco International, then we, Tyco International and Tyco Electronics would be responsible for 42%, 27% and 31%, respectively, of any taxes imposed on us, Tyco International or Tyco Electronics as a result of such determination. Such tax amounts could be significant. In the event that any party to the Tax Sharing Agreement defaults in its obligation to pay distribution taxes to another party that arise as a result of no party’s fault, each non-defaulting party would be responsible for an equal amount of the defaulting party’s obligation to make a payment to another party in respect of such other party’s taxes.

As an independent, publicly-traded company, we may not enjoy the same benefits that we did as a segment of Tyco International.

There is a risk that, as a result of our separation from Tyco International, we will be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of the current Tyco International organizational structure. As part of Tyco International, we enjoyed certain benefits from Tyco International’s operating diversity, purchasing power, available capital for investments and opportunities to pursue integrated strategies with Tyco International’s other businesses. As an independent, publicly-traded company, we do not have similar diversity or integration opportunities and may not have similar purchasing power or access to capital markets.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent, publicly-traded company, and we may experience increased costs as a result of the separation.

We may be unable to replace in a timely manner or on comparable terms the services or other benefits that Tyco International previously provided to us. These services have to be provided internally or by unaffiliated third parties, and we may incur higher costs to obtain such services than we incurred previously.

In some cases, we might have received better terms from unaffiliated third parties than the terms we received in our agreements with Tyco International and Tyco Electronics.

The agreements related to our separation from Tyco International and Tyco Electronics, including the Separation and Distribution Agreement and the Tax Sharing Agreement, were negotiated in the context of our separation from Tyco International while we were still part of Tyco International and, accordingly, may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The separation agreements were approved in consideration of the best interests of Tyco International’s shareholders and may conflict with your interests as a shareholder of Covidien.

We might not be able to engage in desirable strategic transactions and equity issuances because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.

Our ability to engage in significant equity transactions could be limited or restricted in order to preserve for U.S. federal income tax purposes the tax-free nature of the distribution of Covidien and Tyco Electronics common shares by Tyco International to its shareholders. In addition, similar limitations and restrictions will apply to Tyco Electronics and Tyco International. The distribution may result in corporate level taxable gain to Tyco International under Section 355(e) of the Code if 50% or more, by vote or value, of our common shares, Tyco Electronics’ common shares or Tyco International’s common shares are acquired or issued as part of a plan or series of related transactions that includes the distribution. For this purpose, any acquisitions or issuances of Tyco International’s common shares within two years before the distribution, and any acquisitions or issuances of our common shares, Tyco Electronics’ common shares or Tyco International’s common shares within two years after the distribution, generally are presumed to be part of such a plan, although we, Tyco Electronics or Tyco International may be able to rebut that presumption. We are not aware of any such acquisitions or issuances of Tyco International’s common shares within the two years before the distribution. If an acquisition or issuance of our common shares, Tyco Electronics’ common shares or Tyco International’s common shares triggers the application of Section 355(e) of the Code, Tyco International would recognize taxable gain as described above, but such gain generally would not be subject to U.S. federal income tax. However, certain subsidiaries of Tyco Electronics or Tyco International or subsidiaries of ours would incur significant U.S. federal income tax liabilities as a result of the application of Section 355(e) of the Code.

Under the Tax Sharing Agreement, there are restrictions on our ability to take actions that could cause the distribution or certain internal transactions undertaken in anticipation of the separation to fail to qualify as tax-favored transactions, including entering into, approving or allowing any transaction that results in a change in ownership of more than 35% of our common shares, a redemption of equity securities, a sale or other disposition of a substantial portion of our assets, an acquisition of a business or assets with equity securities to the extent one or more persons would acquire 35% or more of our common shares, or engaging in certain internal transactions. These restrictions apply for the two-year period after the distribution, unless we obtain the consent of the other parties or we obtain a private letter ruling from the Internal Revenue Service or an unqualified opinion of a nationally recognized law firm that such action will not cause the distribution or the internal transactions undertaken in anticipation of the separation to fail to qualify as tax-favored transactions, and such letter ruling or opinion, as the case may be, is acceptable to the parties. Tyco Electronics and Tyco International are subject to similar restrictions under the Tax Sharing Agreement. Moreover, the Tax Sharing Agreement generally provides that a party thereto is responsible for any taxes imposed on any other party thereto as a result of the failure of the distribution or certain internal transactions to qualify as a tax-favored transaction under the Code if such failure is attributable to certain post-distribution actions taken by or in respect of the responsible party or its shareholders, regardless of whether the actions occur more than two years after the distribution, the other parties consent to such actions or such party obtains a favorable letter ruling or opinion of tax counsel as described above. For example, we would be responsible for a third party’s acquisition of us at a time and in a manner that would cause such failure. These restrictions may prevent us from entering into transactions which might be advantageous to our shareholders.

Risks Relating to Our Jurisdictions of Incorporation

Legislation and negative publicity regarding Bermuda companies could increase our tax burden and adversely affect our business, results of operations, financial condition and cash flows.

Legislation Relating to Governmental Contracts

Various U.S. federal and state legislative proposals that would deny governmental contracts to U.S. companies that move their corporate location abroad may affect us. In 2003, the State of California adopted legislation intended to limit the eligibility of certain Bermuda and other non-U.S. chartered companies to participate in certain state contracts. To date, we have requested waivers, some of which are still pending, while other requests have been denied. However, there is no reliable method for evaluating how that waiver authority will be exercised and how the provision for such waivers will affect our business. We are unable to predict the likelihood that, or final form in which, any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, or the effect such enactments and increased regulatory scrutiny may have on our business.

Tax Legislation

We continue to assess the impact of various U.S. federal and state legislative proposals, and modifications to existing tax treaties between the United States and other countries, that could result in a material increase in our U.S. federal and state taxes. In October 2004, the United States Congress enacted legislation affecting the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. Such legislation did not, however, retroactively apply to us. More recently, several proposals have been introduced in the United States House of Representatives that, if ultimately enacted by the United States Congress, would have limited treaty benefits on certain payments made by our U.S. subsidiaries to non-U.S. affiliates. We cannot predict the outcome of any specific legislative proposals. However, if such proposals were to be enacted, or if modifications were to be made to certain existing tax treaties, the consequences could have a materially adverse impact on us, including substantially reducing the benefits of our corporate structure, materially increasing our tax burden, or otherwise adversely affecting our results of operations, financial condition or cash flows.

Negative Publicity

There is continuing negative publicity regarding, and criticism of, U.S. companies’ use of, or relocation to, offshore jurisdictions, including Bermuda. As a Bermuda company, this negative publicity could harm our reputation and impair our ability to generate new business if companies or governmental agencies decline to do business with us as a result of any perceived negative public image of Bermuda companies or the possibility of our customers receiving negative media attention from doing business with a Bermuda company.

Bermuda law differs from the laws in effect in the United States and may afford less protection to holders of our securities.

It may not be possible to enforce court judgments obtained in the United States against us in Bermuda based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Bermuda would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the United States currently does not have a treaty with Bermuda providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Bermuda.

As a Bermuda company, Covidien Ltd. is governed by the Companies Act 1981 of Bermuda, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions, shareholder lawsuits and indemnification. Likewise, the duties of directors and officers of a Bermuda company generally are owed to the company only. Shareholders of Bermuda companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Under Bermuda law, a company also may agree to indemnify directors and officers for any personal liability, not involving fraud or dishonesty, incurred in relation to the company. Thus, holders of Covidien Ltd. securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices in the United States are located in a leased facility in Mansfield, Massachusetts. We own or lease a total of 309 facilities in 41 countries. Our owned facilities consist of approximately 13 million square feet, and our leased facilities consist of approximately 10 million square feet. Our 65 manufacturing facilities are located in the United States and 16 other countries. All of these facilities are well-maintained and suitable for the operations conducted in them.

These facilities are used by the following business segments:

Number of Facilities
Medical Devices	214
Pharmaceutical Products	19
Imaging Solutions	48
Medical Supplies	10
Retail Products	6
Corporate	12

Total	309

Item 3.	Legal Proceedings

Tyco International Legal Proceedings

In connection with our separation from Tyco International, we entered into a liability sharing agreement regarding certain class actions that were pending against Tyco International prior to the separation. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International will manage and control all the legal matters related to assumed contingent liabilities, including the defense or settlement thereof, subject to certain limitations. The liability sharing provisions regarding these class actions are set forth in the Separation and Distribution Agreement among Tyco International, Tyco Electronics and Covidien, which is described below under “Relationship with Tyco International and Tyco Electronics—Separation and Distribution Agreement—Legal Matters.” A description of the class actions subject to this liability sharing agreement follows below.

Securities Class Actions

As previously reported in our periodic filings, Tyco International and certain of its former directors and officers have been named as defendants in over 40 securities class actions. Tyco International stipulated, pursuant to a court order, that each party to the Separation and Distribution Agreement will be primarily liable for a portion of the obligations arising from such litigation. The stipulation also provides that if any party defaults on its obligations, the other parties will be jointly and severally liable for those obligations. Most of the securities class actions have now been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. On June 12, 2006, the court entered an order certifying a class “consisting of all persons and entities who purchased or otherwise acquired Tyco International securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest.” On June 26, 2006, Tyco International filed a petition for leave to appeal the class certification order to the United States Court of Appeals for the First Circuit. On September 22, 2006, the United States Court of Appeals for the First Circuit denied Tyco International’s petition.

Class Action Settlement

On May 14, 2007, Tyco International entered into a Memorandum of Understanding with plaintiffs’ counsel in connection with the settlement of 32 purported class action lawsuits. The Memorandum of Understanding does not address the following securities class actions which remain outstanding: Stumpf v. Tyco International Ltd.,

New Jersey v. Tyco International Ltd., Ballard v. Tyco International Ltd., Sciallo v. Tyco International Ltd., et al., Jasin v. Tyco International Ltd., et al., and Hall v. Kozlowski. The Memorandum of Understanding also does not address any consolidated ERISA litigation in which Tyco International and certain of its former employees, officers and directors have been named as defendants.

Under the terms of the Memorandum of Understanding, the plaintiffs have agreed to release all claims against Tyco International, the other settling defendants and ten other individuals in consideration for the payment of $2.975 billion to the certified class and assignment to the class of any net recovery of any claims possessed by Tyco International and the other settling defendants against Tyco International’s former auditor, PricewaterhouseCoopers, LLP. Defendant PricewaterhouseCoopers, LLP, is not a settling defendant and is not a party to the memorandum. However, PricewaterhouseCoopers, LLP, subsequently agreed to participate in the settlement, and in consideration of a release of all claims against it by the parties to the Memorandum of Understanding, agreed to make a payment of $225 million. Tyco International and the other settling defendants have denied and continue to deny any wrongdoing and legal liability arising from any of the facts or conduct alleged in the actions.

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

The parties to the Memorandum of Understanding have applied to the court for approval of the settlement agreement. On July 13, 2007, the U. S. District Court in Concord, New Hampshire granted preliminary approval of the settlement. On November 2, 2007, the final fairness hearing for the class settlement was held. The Court indicated it would approve the settlement and stated a formal ruling would be issued. If the settlement agreement does not receive final court approval, the Memorandum of Understanding will be null and void. The class participants must file their proofs of claim demonstrating their right to recovery under the class settlement by December 28, 2007.

The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco International had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. These individuals and entities may pursue their claims separately against Tyco International and any judgments resulting from such claims would not reduce the settlement amount. One such entity, Franklin Mutual Advisers, LLC, filed a complaint against Tyco International on September 24, 2007 in an action styled Franklin Mutual Advisers, LLC v. Tyco International Ltd. in the United States District Court for the District of New Jersey alleging violations of federal securities laws in connection with the plaintiffs’ purchases and sales of Tyco International securities between June 4, 2001 and April 30, 2002. The plaintiffs seek unspecified compensatory damages and reasonable attorneys’ fees and costs. Tyco International has requested that this action be transferred to the United States District Court for the District of New Hampshire. It is not currently possible to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the Franklin matter.

Another opt-out complaint, Teachers Retirement System of Texas, et al. v. Tyco International Ltd., et al., was filed on November 29, 2007 in the United States District Court for the District of New Jersey. The eleven plaintiffs in this case allege violations of federal securities laws and the New Jersey RICO statute in connection with the plaintiffs’ purchase of Tyco International securities between December 13, 1999 and June 7, 2002. The plaintiffs seek unspecified compensatory damages and reasonable attorneys’ fees and costs. It is not currently possible to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this matter.

Under the terms of the Separation and Distribution Agreement entered into on June 29, 2007, Covidien, Tyco International and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement. Additionally, under the Separation and Distribution Agreement, the companies share in the liability with Covidien assuming 42%, Tyco International 27% and Tyco Electronics 31% of the total amount.

At September 28, 2007, we had a $2.992 billion liability for the full amount owed under the settlement, including accrued interest, and a $1.740 billion receivable from Tyco International and Tyco Electronics for their portions of the liability. Borrowings under the unsecured bridge loan facility and cash were used to fund our portion of the payment into an escrow account intended to be used to settle the liability. Thus, we have fully funded our portion of this class action settlement. We recorded $47 million from Tyco International for our portion of insurance recoveries in connection with the class action settlement, of which, $42 million has been collected.

If the proposed settlement were not consummated on the agreed terms or if the unresolved class action lawsuits were determined to be adverse to Tyco International, it is possible that our portion of such liability would have a material adverse effect on our results of operations, financial condition or cash flows. Moreover, Tyco International stipulated, pursuant to a court order, that we will be primarily liable for a portion of the obligations arising from the Tyco International shareholder litigation. The stipulation also provides that if any party defaults on its obligations, the other parties will be jointly and severally liable for those obligations. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

Securities Class Action Proceedings

As previously reported in our periodic filings, an action entitled Hess v. Tyco International Ltd., et al., was filed on June 3, 2004 in the Superior Court of the State of California for the County of Los Angeles against Tyco International, certain of its former directors and officers and its former auditors. In an amended complaint filed on July 9, 2007, the plaintiffs assert claims of fraud, negligent representation, aiding and abetting breach of fiduciary duty, and breach of fiduciary duty in connection with, and subsequent to, an underlying settlement of litigation brought by shareholders in Progressive Angioplasty Systems, Inc. where the plaintiffs received Tyco International’s stock as consideration. The amended complaint alleges collective losses of not less than $20 million and seeks compensatory and punitive damages. On September 13, 2007, Tyco International filed its answer to the complaint. The parties have also begun to engage in discovery, serving document requests and interrogatories.

As previously reported in our periodic filings, on October 30, 2003, Stumpf v. Tyco International Ltd. was transferred to the District Court of New Hampshire by the Judicial Panel on Multidistrict Litigation. The complaint asserts violations of federal securities laws. On June 12, 2007, the Court certified a purported class consisting of “all persons or entities who purchased TyCom stock, either pursuant to a July 26, 2000, Registration Statement and Prospectus for TyCom’s initial public offering, or on the open market between July 26, 2000 and December 17, 2001.” On June 26, 2007, Tyco International and TyCom filed a Rule 23(f) petition seeking leave to appeal the class certification order. On September 13, 2007, the United States Court of Appeals for the First Circuit denied Tyco International’s petition.

As previously reported in our periodic filings, on November 27, 2002, the State of New Jersey, on behalf of several state pension funds, filed a complaint, New Jersey v. Tyco International Ltd., et al., in the United States District Court for the District of New Jersey against Tyco International, its former auditors and certain of its former officers and directors. In an amended complaint filed on February 11, 2005, the plaintiffs allege violations of federal securities laws against all defendants for common law fraud, aiding and abetting common law fraud, conspiracy to commit fraud and negligent misrepresentation. Claims are asserted against the individual defendants under federal, New Jersey and New Hampshire securities laws for breaches of fiduciary duties. Claims are also asserted against the defendants under federal, New Jersey and New Hampshire securities laws for violation of or for conspiracy to violate the New Jersey RICO statute. Claims are asserted against the individual defendants and Tyco International’s former auditors for aiding and abetting the individual defendants’ breaches of fiduciary duties. Plaintiffs assert that the defendants violated the securities laws and otherwise engaged in fraudulent acts by making materially false and misleading statements and omissions concerning, among other things, the following: unauthorized and improper compensation of certain of Tyco International’s former executives; their improper use of Tyco International’s funds for personal benefit and their improper self-dealing in real estate. The plaintiffs seek unspecified monetary damages and other relief. On June 10, 2005, Tyco International moved to dismiss in part the amended complaint. On June 11, 2007, the court granted in part and denied in part Tyco International’s motion to dismiss. Many of the above plaintiffs’ claims remain pending. On July 24, 2007, the plaintiffs moved for leave to amend their complaint again. Tyco responded in opposition to the motion on August 10, 2007, and the court has not yet ruled on the plaintiffs’ motion.

As previously reported in our periodic filings, Tyco International appealed to the United States Court of Appeals for the First Circuit decision of the United States District Court for the District of New Hampshire to remand Brazen v. Tyco International Ltd., et al. to the Circuit Court for Cook County, Illinois and Hromyak v. Tyco International Ltd., et al., Goldfarb v. Tyco International Ltd., et al., Mandel v. Tyco International Ltd., et al., Myers v. Tyco International Ltd., et al., Rappold v. Tyco International Ltd., et al., and Schuldt v. Tyco International Ltd., et al. to the Circuit Court for Palm Beach County, Florida. Plaintiffs moved to dismiss Tyco International’s appeal. On December 29, 2004, the United States Court of Appeals for the First Circuit granted plaintiffs’ motion and dismissed Tyco International’s appeal. Tyco International moved in the Circuit Court for Palm Beach County, Florida to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt. The Circuit Court granted Tyco International’s motion to dismiss Hromyak. The Florida District Court of Appeal affirmed the dismissal. These cases were included in the proposed settlement of the Securities Class Action, which is contingent upon these cases being dismissed.

As previously reported in our periodic filings, after filing an initial complaint on June 26, 2002, plaintiff Lionel I. Brazen filed an amended class action complaint, on March 10, 2005, in the Circuit Court for Cook County, Illinois purporting to represent a class of purchasers who exchanged shares of Mallinckrodt, Inc. common stock for shares of Tyco International common stock pursuant to the Joint Proxy Statement and Prospectus, and the Registration Statement in which it was included, in connection with the October 17, 2000 merger of Tyco and Mallinckrodt, Inc. Plaintiff names as defendants Tyco International Ltd., and certain former Tyco executives and alleges violations of federal securities laws for statements in the Registration Statement and the Joint Proxy Statement and Prospectus that were materially false and misleading and failing to disclose material adverse facts regarding the business and operations of Tyco International. The amended class action complaint seeks unspecified monetary damages and other relief. On January 6, 2006, the plaintiff, joined by an additional named plaintiff Nancy Hammerslough, filed a renewed motion for class certification which was granted. This case was included in the proposed settlement of the Securities Class Action, which is contingent upon this case being dismissed.

As previously reported in our periodic filings, on April 29, 2005, an action was filed against Tyco in the United States District Court for the Southern District of Florida, Stevenson v. Tyco International Ltd., et. al. Plaintiff named as additional defendants Tyco International’s current Chief Executive Officer, former Chief Financial Officer, David FitzPatrick, former Executive Vice President and General Counsel, William Lytton, current members of Tyco’s Board of Directors including Dennis Blair, Bruce Gordon, John Krol, Carl McCall, Mackey McDonald, Brendan O’Neill, Sandra Wijnberg, and Jerome York, as well as former members of Tyco International’s Board of Directors, including Michael Ashcroft, Joshua Berman, Richard Bodman, John Fort, Steven Foss, Wendy Lane, James Pasman, Peter Slusser and Joseph Welch. The complaint asserts violations of federal securities laws for alleged material misrepresentations by the defendants that resulted in artificially deflated stock prices. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. On March 31, 2007, Tyco filed a motion to dismiss the complaint and the Court granted the motion to dismiss on June 13, 2007.

On January 31, 2003 a civil action was filed by three plaintiffs in the United States District Court for the District of New Jersey, Cirella v. Tyco International Ltd., et al. Plaintiff named as defendants Tyco International Ltd., Dennis Kozlowski, Mark H. Swartz and Mark A. Belnick. The Judicial Panel on Multidistrict Litigation has transferred the action to the United States District Court for the District of New Hampshire. This case was included in the proposed settlement of the Securities Class Action, which is contingent upon the case being dismissed.

On January 20, 2004, a complaint was filed in the United States District Court for the Southern District of New York, Ballard v. Tyco International Ltd., et al. Plaintiffs are trustees of various trusts that were allegedly major shareholders of AMP, Inc., a company acquired by Tyco International in April 1999. Plaintiffs name as defendants Tyco International, five of its former officers and directors and PricewaterhouseCoopers LLP (“PWC”). The complaint asserts causes of action under federal securities laws and for common law fraud. The complaint alleges that defendants engaged in a scheme to artificially inflate Tyco International’s earnings and to mislead investors as to Tyco International’s positive earnings, growth and acquisition synergies prior to and in connection with its acquisition of AMP, Inc. The Judicial Panel on Multidistrict Litigation transferred the action to the District of New Hampshire. On August 5, 2005, defendant Michael A. Ashcroft’s motion to dismiss with respect to the plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act, Section 15 of the Securities Act, and common law fraud and negligent misrepresentation claims was granted. A complaint, Sciallo v. Tyco International Ltd., et al., was filed on September 30, 2003 in the United States District Court for the Southern District of New York. The plaintiffs purport to be former executives of U.S. Surgical who traded their U.S. Surgical stock options for Tyco International, Ltd. stock options when Tyco acquired U.S. Surgical on October 1, 1998. Plaintiffs name as defendants Tyco International Ltd. and certain former Tyco directors and executives. The complaint asserts causes of action under federal securities laws and for common law fraud and negligence, and violation of New York General Business Law Section 349, which prohibits deceptive acts and practices in the conduct of any business. The complaint alleges that defendants made materially false and misleading statements and omissions concerning, among other things, Tyco International’s financial condition and accounting practices. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire.

As previously reported in our periodic filings, a complaint was filed on September 2, 2004 in the Court of Common Pleas for Dauphin County, Pennsylvania, Jasin v. Tyco International Ltd., et. al. This pro se plaintiff named as additional defendants Tyco International (US) Inc., L. Dennis Kozlowski, Tyco International’s former Chairman and Chief Executive Officer, Mark H. Swartz, former Chief Financial Officer and Director and Juergen W. Gromer, former President of Tyco Electronics. Plaintiff’s complaint asserts causes of action under federal securities laws and for common law fraud, negligent misrepresentation, unfair trade practice, breach of contract, breach of the duty of good faith and fair dealing and violation of Section 1-402 of the Pennsylvania Securities Act of 1972. Tyco International has removed the complaint to the United States District Court for the Middle District of Pennsylvania. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire.

As previously reported in our periodic filings, the Judicial Panel on Multidistrict Litigation was notified that Hall v. Kozlowski, et al. an action relating to plaintiff’s employment, 401(k) and pension plans and ownership of Tyco International stock, may be an action that should be transferred to the United States District Court for the District of New Hampshire. Thereafter, the Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. The plaintiff moved to remand Davis v. Kozlowski et al., an action originally filed on December 9, 2003, from the United States District Court for the District of New Hampshire back to the Circuit Court of Cook County, Illinois. After initially granting the plaintiff’s motion to remand, the United States District Court for the District of New Hampshire reconsidered and entered an order granting Tyco International’s motion to dismiss on the grounds that all of plaintiff’s claims were preempted by federal law. The motion to dismiss was granted without prejudice to plaintiff’s right to file another action in state court asserting claims that are not preempted by federal law. On January 8, 2007, plaintiff filed an action in the Circuit Court of Cook County, Illinois. The complaint seeks unspecified monetary damages and other relief. On January 12, 2007, Tyco International removed the re-filed action to federal court in the United States District Court for the Northern District of Illinois, Eastern Division. On February 1, 2007, the Judicial Panel on Multidistrict Litigation (JPML) issued a conditional transfer order transferring the case to the District of New Hampshire. Plaintiffs filed a motion to remand the case to state court on February 12, 2007 and moved the JPML to vacate the conditional transfer order on March 9, 2007. Tyco International filed an opposition to the motion to vacate on March 29, 2007. On March 15, 2007, Tyco International filed an opposition to plaintiff’s remand motion and filed a cross-motion to dismiss the action. Briefing on the cross-motion was completed on April 26, 2007. On May 31, 2007, the JPML denied the motion to vacate the conditional transfer order. On June 15, 2007 the JPML transferred the case back to the United States District Court for the District of New Hampshire. On October 16, 2007, Tyco International filed its renewed cross-motion to dismiss the action.

Shareholder Derivative Litigation

As previously reported in our periodic filings, an action was filed on June 7, 2002 in the Supreme Court of the State of New York, Levin v. Kozlowski, alleging that the individually named defendants breached their fiduciary duties, committed waste and mismanagement and engaged in self-dealing in connection with Tyco International’s accounting practices, individual board members’ use of funds, and the financial disclosures of certain mergers and acquisitions. It is further alleged that certain of the individual defendants converted corporate assets for their own use. Plaintiffs seek money damages. Plaintiffs agreed to stay that action pending the resolution of the federal derivative action, which was dismissed by the United States District Court for the District of New Hampshire on October 14, 2004; and the appeal from that ruling was voluntarily dismissed on May 19, 2005. On June 14, 2005, the plaintiffs resumed the Levin action. On September 22, 2005, Tyco International filed a motion to dismiss the derivative complaint. On November 14, 2006, the Supreme Court of the State of New York dismissed the complaint with prejudice. On December 11, 2006, plaintiffs filed a notice of appeal of the Court’s November 14, 2006 order dismissing the complaint. On October 25, 2007, the Supreme Court of the State of New York, Apellate Division, First Department, heard oral arguments in this action and on November 15, 2007, the Court denied the plaintiff’s appeal.

ERISA Litigation and Investigation

As previously reported in our periodic filings, Tyco International and certain of its current and former employees, officers and directors, have been named as defendants in eight class actions brought under ERISA. Two of the actions were filed in the United States District Court for the District of New Hampshire and the six remaining actions were transferred to that court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The consolidated complaint purports to bring claims on behalf of the Tyco Retirement Savings and Investment Plans and the participants therein and alleges that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; mergers and acquisitions and the accounting therefor, as well as allegedly undisclosed acquisitions; and misstatements of financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in shares when it was not a prudent investment. The complaints seek recovery of alleged plan losses arising from alleged breaches of fiduciary duties. On August 15, 2006, the court entered an order certifying a class “consisting of all Participants in the Plans for whose individual accounts the Plans purchased and/or held shares of Tyco Stock Fund at any time from August 12, 1998 to July 25, 2002.” On August 29, 2006, Tyco International filed a petition for leave to appeal the class certification order to the United States Court of Appeals for the First Circuit. On November 13, 2006, the court denied Tyco International’s petition. On November 28, 2006, plaintiffs filed a motion seeking an order directing them to serve notice of the ERISA class action on potential class members. Tyco International did not object to service of notice on potential class members, and on January 11, 2007, plaintiffs filed a motion, assented to by Tyco International that proposed an agreed upon form of notice. On January 18, 2007, the court granted that motion.

Subpoenas and Document Requests From U.S. Department of Labor

The U.S. Department of Labor served document subpoenas on Tyco International and Fidelity Management Trust Company for documents concerning the administration of the Tyco Retirement Savings and Investment Plans. The current focus of the U.S. Department of Labor’s inquiry concerns the losses allegedly experienced by the plans due to investments in Tyco International’s common shares. The U.S. Department of Labor has authority to bring suit on behalf of the plans and their participants against those acting as fiduciaries to the plans for recovery of losses and additional penalties, although it has not informed us of any intention to do so. Tyco International is continuing to cooperate with the U.S. Department of Labor’s investigation.

Tyco International cannot predict when this investigation will be completed, nor can it predict what the results of this investigation may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties. It is not possible to estimate the amount of loss, or range of possible loss, if any, which might result from an adverse resolution of this matter. As a result, our share of such potential loss is also not estimable and may have a material adverse effect on our results of operations, financial condition or cash flows.

Covidien Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. We believe that these legal proceedings and claims will likely be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect these proceedings to have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. The most significant of these matters are discussed below.

Patent Litigation

We and Applied Medical Resources Group are involved in the following patent infringement actions related to trocar products used in minimally invasive surgical procedures:

(1)	Applied Medical Resources Corp. v. United States Surgical is a patent infringement action that was filed in the United States District Court for the Central District of California on July 31, 2003. U.S. Surgical is one of our subsidiaries. The complaint alleges that U.S. Surgical’s Versaseal Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical’s motion for summary judgment of non-infringement. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanded the case for further proceedings. On January 9, 2007, the district court entered an order that denied both parties’ motions for summary judgment on the ground that material facts remain in dispute. On July 18, 2007, the district court entered an order rescheduling trial for January 15, 2008. We intend to defend this action vigorously. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter.

(2)	Tyco Healthcare Group LP v. Applied Medical Resources Corp. is a patent infringement action that was filed in the United States District Court for the Eastern District of Texas, Lufkin Division on July 19, 2006. The complaint alleges that Applied Medical’s “Universal Seal” in its trocar product infringes our U.S. Patent No. 5,304,143, No. 5,685,854, No. 5,542,931, No. 5,603,702 and No. 5,895,377. We are seeking injunctive relief and unspecified monetary damages. The parties are in the discovery stage. Trial is scheduled for November 4, 2008.

(3)

On October 5, 2006, Applied Medical filed three separate complaints alleging patent infringement in the United States District Court for the Eastern District of Texas, Lufkin Division, under the caption Applied Medical Resources Corporation v. Tyco Healthcare Group LP and United States Surgical Corporation. The complaints allege that our “Step” series of trocar products, as well as certain of our “VersaPort” series of trocar products, infringe Applied Medical’s U.S. Patent No. 5,385,553, No. 5,584,850 and No. 5,782,812. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. On August 13, 2007, in accordance with a stipulation between the parties, the court dismissed with prejudice Applied Medical’s infringement claims against us with respect to Applied Medical’s ‘553 and ‘812 patents. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of the remaining patent in dispute. We intend to defend this action vigorously. The parties are in the discovery stage. Trial is scheduled for November 4, 2008.

Becton Dickinson and Company v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the District of Delaware on December 23, 2002. The complaint alleges that our Monoject Magellan safety needle and safety blood collector products infringe Becton Dickinson’s U.S. Patent No. 5,348,544. Following trial, on October 26, 2004, the jury returned a verdict finding that we willfully infringed Becton Dickinson’s patent and awarded Becton Dickinson $4 million in lost profits damages and reasonable royalty damages. In post-trial proceedings, we filed motions for judgment as a matter of law, or, alternatively, for a new trial. Becton Dickinson filed a post-trial motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a motion for a permanent injunction. On March 31, 2006, the trial court issued a Memorandum and Order on the parties’ post-trial motions denying our motion for judgment as a matter of law; granting our motion for a new trial on the issue of infringement; and denying Becton Dickinson’s motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a permanent injunction. On November 30, 2007, a jury returned a verdict finding that we infringed Becton Dickinson’s patent. Before submitting the case to the jury, the district court granted judgment as a matter of law in our favor finding that we did not willfully infringe Becton Dickinson’s patent. The district court will determine the amount of damages to be awarded following an exchange of sales and other information by the parties. We have assessed the status of this matter and have concluded that it is more likely than not that the infringement finding will be overturned, and, further, we intend to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in our Consolidated and Combined Financial Statements with respect to any damage award.

We and Medrad, Inc. are involved in five separate patent infringement actions related to powered injectors used for the delivery of contrast media to patients who are undergoing diagnostic imaging procedures.

(1)	Liebel-Flarsheim Company v. Medrad, Inc. is a patent infringement action that was filed in the United States District Court for the Southern District of Ohio, Western Division on November 13, 1998. Liebel-Flarsheim is one of our subsidiaries. The complaint alleges that Medrad’s powered injectors, including injectors marketed under the names Envision, MCT and MCT Plus, infringe our U.S. Patent No. 5,456,669, No. 5,658,261, No. 5,662,612 and No. 5,928,197. We are seeking injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. On February 11, 2004, the United States Court of Appeals for the Federal Circuit issued a decision reversing the district court’s entry of summary judgment in Medrad’s favor based on the district court’s error in construing our patent claims. The case was remanded to the district court for further proceedings. On October 28, 2005, the district court issued rulings that granted our motion for summary judgment on infringement against Medrad’s products; and granted Medrad’s motion for summary judgment that our patents asserted in this case are invalid. On March 22, 2007, the United States Court of Appeals for the Federal Circuit affirmed the district court’s summary judgment ruling that our patents are invalid. By agreement, we paid Medrad less than $1 million to resolve Medrad’s claims for costs, attorneys’ fees and expenses in this case and the related case described in subparagraph (3) below.

(2)

Medrad, Inc. v. Tyco Healthcare Group LP, et al. is a patent infringement action that was filed in the United States District Court for the Western District of Pennsylvania on October 24, 2001. The complaint alleges that our Optistar MR Contrast Delivery System infringes Medrad’s U.S. Patent No. RE 37,602. Medrad seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. We have asserted an antitrust counterclaim alleging that Medrad obtained the reissued patent through knowing and willful fraud on the United States Patent and Trademark Office. On October 12, 2005, the district court granted our motion for summary judgment and ruled that Medrad’s reissued patent was invalid. Medrad appealed this summary judgment ruling to the United States Court of Appeals for the Federal Circuit. On October 16, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanding the case for further proceedings. We filed a petition for certiorari with the United States Supreme Court seeking review of the Federal Circuit’s decision, but that petition for certiorari was denied. No trial date has been scheduled in the district court. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter.

(3)	Liebel-Flarsheim Company v. Medrad, Inc. is a patent infringement action that was filed in the United States District Court for the Southern District of Ohio, Western Division on September 7, 2004. We allege that certain of Medrad’s powered injectors, including injectors marketed under the name Stellant, infringe our U.S. Patent No. 5,456,669, No. 5,658,261, No. 5,662,612 and No. 5,928,197. We are seeking injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. On February 14, 2006, the district court granted Medrad’s motion for summary judgment that our patents asserted in this case are invalid. On March 22, 2007, the United States Court of Appeals for the Federal Circuit affirmed the district court’s summary judgment ruling that our patents are invalid. By agreement, we paid Medrad less than $1 million to resolve Medrad’s claims for costs, attorneys’ fees and expenses in this case and the related case described in subparagraph (1) above.

(4)	Tyco Healthcare Group LP, et al. v. Medrad, Inc. is a patent infringement action that was filed in the United States District Court for the Southern District of Ohio, Western Division on November 15, 2004. Our complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of Medrad’s U.S. Patent Nos. 6,339,718 and 6,643,537 regarding our OptiVantage DH injector. Medrad has asserted a counterclaim alleging that our OptiVantage DH injector infringes Medrad’s U.S. Patent No. 6,339,718, No. 6,643,537, No. 6,743,205, No. 6,676,634, No. 6,726,657 and No. 6,336,913. Medrad seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. We intend to defend this action vigorously. The parties are in the discovery stage. No trial date has been scheduled.

(5)	Tyco Healthcare Group LP, et al. v. Medrad, Inc. is a patent action that was filed in the United States District Court for the Southern District of Ohio, Western Division on November 7, 2006. Covidien’s complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of Medrad’s U.S. Patent No. 6,970,735 (the “‘735 patent”). The complaint alleges that Medrad has violated the antitrust laws when it obtained the ‘735 patent through knowing and willful fraud on the United States Patent and Trademark Office. On December 12, 2006, Medrad filed a motion to dismiss the complaint. On July 11, 2007, we resolved this case with Medrad by executing an agreement entitled “Release and Covenant Not to Sue.” Under this agreement, each party agreed to release its claims against the other in exchange for Medrad agreeing not to assert a claim of patent infringement under the ‘735 patent against certain of our power injectors.

Ethicon Endo-Surgery, Inc. v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the Southern District of Ohio, Western Division on January 6, 2005. The complaint alleges that certain of our surgical staplers and loading units infringe Ethicon’s U.S. Patent No. 4,805,823. Ethicon seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. On March 9, 2006, the district court denied our motion for summary judgment of invalidity. On September 14, 2007, we entered a Settlement Agreement under which we agreed to pay Ethicon $1.4 million in exchange for Ethicon granting us a fully paid-up, non-exclusive, world-wide, irrevocable license to Ethicon’s ‘823 patent.

Antitrust Litigation

Masimo Corporation v. Tyco Healthcare Group LP and Mallinckrodt, Inc. was filed on May 22, 2002 in the United States District Court for the Central District of California. Masimo alleges violations of antitrust laws by us in the markets for pulse oximetry products. Masimo alleges that we used our market position to prevent hospitals from purchasing Masimo’s pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages. The damages are automatically trebled under the antitrust statute to an award of $420 million. If ultimately successful, Masimo’s attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. On March 22, 2006, the district court issued its memorandum of decision regarding the post-trial motions. In the memorandum, the district court vacated the jury’s liability findings on two business practices; affirmed the jury’s liability finding on two other business practices; vacated the jury’s damage award in its entirety; and ordered a new trial on damages. The district court held the new trial on damages on October 18 and 19, 2006. On January 25, 2007, the district court ordered an additional hearing on the issue of damages, which took place on March 22, 2007. On June 7, 2007, the district court issued its memorandum of decision in the new trial on damages and awarded Masimo $14.5 million in damages. The damages are automatically trebled under the antitrust statute to an award of $43.5 million. On June 29, 2007, the district court entered final judgment awarding Masimo $43.5 million in damages, denying Masimo’s demand for a permanent injunction, and retaining jurisdiction to determine the amount of attorney’s fees and costs, if any, to be awarded Masimo. On November 5, 2007, the district court issued an order granting Masimo $8.7 million in attorney’s fees and costs. Following entry of judgment, both parties appealed to the United States Court of Appeals for the Ninth Circuit. We have assessed the status of this matter and have concluded that it is more likely than not that the liability findings and damages award (including attorney’s fees and costs) will be overturned, and, further, we intend to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in our Consolidated and Combined Financial Statements with respect to this damage award.

Beginning on August 29, 2005 with Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, L.P., and Mallinckrodt Inc., 12 consumer class actions have been filed in the United States District Court for the Central District of California challenging many of the same practices at issue in the Masimo action. In all 12 complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by us in violation of the federal antitrust laws. The 12 complaints were subsequently consolidated into a single proceeding styled In re: Pulse Oximetry Antitrust litigation. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters. We intend to vigorously defend the actions. The parties are in the discovery stage. The district court has scheduled a further hearing on plaintiff’s motion for class certification for December 17, 2007. The other consolidated actions in addition to Allied Orthopedic are Natchitoches Parish Hospital Service District v. Tyco International Ltd. filed on August 29, 2005, Scott Valley Respiratory Home Care v. Tyco Healthcare Group LP, and Mallinckrodt Inc. filed on October 27, 2005 (subsequently dismissed by stipulation), Brooks Memorial Hospital et al. v. Tyco Healthcare Group LP filed on October 18, 2005, All Star Oxygen Services, Inc. et al. v. Tyco Healthcare Group, et al. filed on October 25, 2005 (subsequently dismissed by stipulation), Niagara Falls Memorial Medical Center, et al. v. Tyco Healthcare Group LP filed on October 28, 2005 (subsequently dismissed by stipulation), Nicholas H. Noyes Memorial Hospital v. Tyco Healthcare and Mallinckrodt filed on November 4, 2005 (subsequently dismissed by stipulation), North Bay Hospital, Inc. v. Tyco Healthcare Group, et al. filed on November 15, 2005, Stephen Skoronski v. Tyco International Ltd., et al. filed on November 21, 2005 (subsequently dismissed by stipulation), Abington Memorial Hospital v. Tyco Int’l Ltd.; Tyco Int’l (US) Inc.; Mallinckrodt Inc.; Tyco Healthcare Group LP filed on November 22, 2005, South Jersey Hospital, Inc. v. Tyco International, Ltd., et al., filed on January 24, 2006, and Deborah Heart and Lung Center v. Tyco International, Ltd., et al., filed on January 27, 2006.

Rochester Medical Corporation, Inc. (“Rochester Medical”) v. C.R. Bard, Inc., et al. is a complaint filed against us, another manufacturer and two GPOs in the United States District Court for the Eastern District of Texas on March 15, 2004. The complaint alleges that we and the other defendants conspired or acted to exclude Rochester Medical from markets for urological products in violation of federal and state antitrust laws. Rochester Medical also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. Rochester Medical seeks injunctive relief and damages. Any damages awarded under the federal antitrust laws will be subject to statutory trebling. Rochester Medical has reported that it has settled its claims against defendants C.R. Bard, Inc. and Premier, Inc./Premier Purchasing Partners, L.P. and Novation, LLC/VHA, Inc. Prior to settlement with these three parties, Rochester Medical alleged a damages figure of approximately $213 million against all defendants for all claims. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. We intend to defend this action vigorously. Trial regarding claims against us is scheduled for February 25, 2008.

Southeast Missouri Hospital v. C.R. Bard, et al. is a class action lawsuit filed against us and another manufacturer on February 21, 2007 in the United States District Court for the Eastern District of Missouri, Southeastern Division. In the complaint, the putative class representative, on behalf of itself and others, seeks to recover overcharges it alleges that it and others paid for urological products as a result of anticompetitive conduct by the defendants in violation of federal antitrust laws. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. We have filed a motion to dismiss the plaintiff’s amended complaint. We intend to vigorously defend this action. No trial date has been scheduled.

Daniels Sharpsmart, Inc. v. Tyco International (US) Inc., et al. is a complaint filed against us, another manufacturer and three GPOs in the United States District Court for the Eastern District of Texas on August 31, 2005. The complaint alleges that we monopolized or attempted to monopolize the market for sharps containers and that we and the other defendants conspired or acted to exclude Daniels from the market for sharps containers in violation of federal and state antitrust laws. Daniels also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. Daniels seeks injunctive relief and unspecified monetary damages, including treble damages. Daniels dismissed with prejudice its claims against Consorta, Inc., one of the defendant GPOs. Also, following a settlement, Daniels dismissed with prejudice its claims against the other two defendant GPOs, Novation, LLC/VHA, Inc. and Premier, Inc./Premier Purchasing Partners, L.P., as well as its claims against Becton Dickinson and Company. At this time, it is not possible for us to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. We intend to defend this action vigorously. The parties are in the discovery stage. Trial is scheduled to begin November 4, 2008 for claims against us.

Natchitoches Parish Hospital Service District v. Tyco International, Ltd., et al. is a class action lawsuit filed against us on September 15, 2005 in the United States District Court for the District of Massachusetts. In the complaint, the putative class representative, on behalf of itself and others, seeks to recover overcharges it alleges that it and others paid for sharps containers as a result of anticompetitive conduct by us in violation of federal antitrust laws. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. We will respond to this complaint and intend to vigorously defend this action. The parties are in the discovery stage. The district court held hearings on the plaintiff’s motion for class certification on April 13, 2007 and on September 18, 2007. No trial date has been scheduled.

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

Our involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in our experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. We have not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and we intend to continue to vigorously defend these lawsuits. When appropriate, we settle claims, however the total amount paid to settle and defend all asbestos claims has been immaterial. As of September 28, 2007, there were approximately 10,398 asbestos liability cases pending against Mallinckrodt.

We estimate pending asbestos claims and claims that were incurred but not reported, as well as related insurance and indemnification recoveries. Our estimate of our liability for pending and future claims is based on claim experience over the past five years and covers claims expected to be filed through the year 2012. We believe that we have adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe that the final outcome of all known and anticipated future claims, after taking into account our substantial indemnification rights and insurance coverage, will not have a material adverse effect on our results of operations, financial condition or cash flows.

Environmental Proceedings Related to Orrington, Maine Facility

One of our subsidiaries, Mallinckrodt LLC, owned and operated a chemical manufacturing facility located in Orrington, Maine from 1967 until 1982. This facility was sold in 1982 to Hanlin Group, Inc., who then sued Mallinckrodt in 1989 alleging that Mallinckrodt had violated various environmental laws during its operation of the facility. These alleged claims were settled in 1991. Under the settlement agreement, Mallinckrodt agreed to pay certain specific costs for the completion of an environmental site investigation required by the United States Environmental Protection Agency, or USEPA, and the Maine Department of Environmental Protection, or MDEP. Based on the site investigation, Mallinckrodt completed a Corrective Measures Study plan and submitted it to the USEPA and MDEP in 2004. MDEP has orally indicated that it does not agree with Mallinckrodt’s proposed remedial alternative. Mallinckrodt is waiting to receive an implementation order from MDEP outlining its preferred remedial alternative. Mallinckrodt is the only remaining party responsible for remediation at this site.

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

On August 26, 2005, Mallinckrodt appealed the district court’s July 2005 order approving the study plan to the United States Court of Appeals for the First Circuit. We received a Notice of Opinion and Decision in the above-referenced matter on December 22, 2006. The First Circuit Court of Appeals upheld the district court’s decision and affirmed its rulings in all respects. We filed a petition for certiorari with the United States Supreme Court seeking review of the First Circuit’s decision, but the petition for certiorari was denied.

At September 28, 2007, estimated future investigation and remediation costs of $29 million were accrued for this site in our Consolidated Balance Sheet. This accrual does not include potential costs that we may incur if we are ordered to remediate environmental conditions in the Penobscot River and Bay. At this time, it is not possible for us to estimate the amount of any such potential additional remediation costs.

Compliance Matters

Tyco International has received and responded to various allegations that certain improper payments were made by Covidien subsidiaries in recent years. During 2005, Tyco International reported to the U.S. Department of Justice and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act, that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. Tyco International had, and we will continue to have, communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by Tyco International and us in the course of our ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Tyco International and FCPA requirements. At this time, we cannot predict the outcome of other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. However, it is possible that we may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on our results of operations, financial condition or cash flows.

Any judgment required to be paid or settlement or other cost incurred by us in connection with these matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which provides that Covidien, Tyco International and Tyco Electronics will retain liabilities primarily related to each of its continuing operations. Any liabilities not primarily related to particular continuing operations will be shared equally among Covidien, Tyco International and Tyco Electronics.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Listed below are our executive officers as of December 10, 2007, each of whom, unless otherwise indicated below, has been an employee of Covidien, including its predecessor as the healthcare business of Tyco International, or its affiliates and held the position indicated during the past five years. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the board of directors, the executive officers are elected by the board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

Name	Age	Position(s)
Richard J. Meelia	58	President, Chief Executive Officer and Director
Charles J. Dockendorff	53	Executive Vice President and Chief Financial Officer
Jose E. Almeida	45	Senior Vice President and President, Medical Devices
Timothy R. Wright	49	Senior Vice President and President, Pharmaceutical Products and Imaging Solutions
Eric A. Kraus	46	Senior Vice President, Corporate Communications
John H. Masterson	46	Senior Vice President and General Counsel
Amy A. McBride-Wendell	46	Senior Vice President, Strategy and Business Development
Karen A. Quinn-Quintin	49	Senior Vice President, Human Resources
Richard G. Brown, Jr.	59	Vice President, Chief Accounting Officer and Corporate Controller
Kevin G. DaSilva	43	Vice President and Treasurer
Eric C. Green	49	Vice President, Chief Tax Officer
Coleman N. Lannum	43	Vice President, Investor Relations

Richard J. Meelia—Mr. Meelia serves on our board of directors and has been Chief Executive Officer of Covidien since January 2006 and was, prior to that, President of Covidien since 1995. Mr. Meelia is a director of Haemonetics, a manufacturer of blood processing equipment.

Charles J. Dockendorff—Mr. Dockendorff has been Executive Vice President and Chief Financial Officer of Covidien since December 2006. Prior to that, Mr. Dockendorff served as Vice President, Chief Financial Officer and Controller of Covidien since 1995.

Jose E. Almeida—Mr. Almeida has been our Senior Vice President since our separation from Tyco International. Mr. Almeida has been President, Medical Devices of Covidien since October 2006 and prior to that was President of Covidien’s International business since April 2004. From January 2003 to April 2004, Mr. Almeida was Chief Operating Officer of Greatbatch Technologies and from July 1998 to 2002, he was Vice President, Manufacturing of Covidien.

Timothy R. Wright—Mr. Wright has been our Senior Vice President since our separation from Tyco International and has been President, Pharmaceutical Products and Imaging Solutions of Covidien since February 2007. Prior to joining Covidien, Mr. Wright was Chairman of ParagonRx from 2006 to 2007. Prior to joining ParagonRx, Mr. Wright was Chief Operating Officer of Xanodyne Pharmaceuticals from 2005 to 2006, Chief Executive Officer of AAIPharma from 2004 to 2005, President, Global Commercial Operations of Elan Bio-Pharmaceuticals from 2001 to 2004, and Senior Vice President, Healthcare Product Services of Cardinal Health from 1999 to 2001. Prior to joining Cardinal Health, Mr. Wright held senior marketing management positions in the U.S. and abroad at DuPont Merck Pharmaceutical from 1986 to 1999. Mr. Wright is a director of Antigenics Inc., a biotechnology company that develops treatments for cancers and infectious diseases.

Eric A. Kraus—Mr. Kraus has been Senior Vice President, Corporate Communications of Covidien since July 2006. Prior to joining Covidien, Mr. Kraus was Vice President, Corporate Communications and Public Affairs of The Gillette Company from July 1999 to July 2006.

John H. Masterson—Mr. Masterson has been Senior Vice President and General Counsel of Covidien since December 2006. Prior to that, Mr. Masterson served as Vice President and General Counsel of Covidien since 1999.

Amy A. McBride-Wendell—Ms. McBride-Wendell has been Senior Vice President, Strategy and Business Development of Covidien since December 2006. Prior to that, Ms. McBride-Wendell served as Vice President, Business Development of Covidien since 1998.

Karen A. Quinn-Quintin—Ms. Quinn-Quintin has been Senior Vice President, Human Resources of Covidien since October 2006. Prior to joining Covidien, Ms. Quinn-Quintin was Vice President and Chief Human Resources Officer at Andrew Corporation from July 2003 to October 2006. Prior to joining Andrew, she was Vice President, Human Resources of Textron, Inc. from 2002 to March 2003 and Vice President, Human Resources of the Industrial Products division of Textron, Inc. from 1997 to 2002.

Richard G. Brown, Jr.—Mr. Brown has been Vice President, Chief Accounting Officer and Corporate Controller of Covidien since September 2006. Prior to joining Covidien, he was Corporate Controller and Chief Accounting Officer of Eastman Kodak Company from December 2003 to September 2006. Prior to joining Eastman Kodak, Mr. Brown was a partner at Ernst & Young LLP, where he was employed for 32 years.

Kevin G. DaSilva—Mr. DaSilva has been Vice President and Treasurer of Covidien since June 2007. Prior to that, he was Assistant Treasurer of Tyco International from July 2003 to June 2007. Prior to joining Tyco International, Mr. DaSilva was with Lucent Technologies Inc. where he was Financial Vice President and served as Chief Financial Officer of the Worldwide Services Division from 2002 to 2003 and Assistant Treasurer from 1997 to 2002.

Eric C. Green—Mr. Green has been the Vice President and Chief Tax Officer of Covidien since June 2007. Prior to that, he was Vice President, Tax Planning and Analysis of Tyco International from October 2003 to June 2007. Prior to joining Tyco International, Mr. Green was with Accenture where he was Director, Entity Tax Matters Group from July 2001 to September 2003 and Director, Global Tax Strategy/Planning from February 1998 to July 2001.

Coleman N. Lannum—Mr. Lannum has been Vice President, Investor Relations of Covidien since September 2006. He was retired from November 2005 until he joined Covidien. From February 2005 to November 2005, Mr. Lannum was a senior healthcare analyst for American Express Asset Management. From 1997 to November 2004, he was a senior analyst and portfolio manager of Putnam Investments.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The number of registered holders of Covidien’s common shares at December 10, 2007 was 39,846.

Covidien common shares are listed and traded on the New York Stock Exchange (NYSE) and the Bermuda Stock Exchange under the symbol “COV.” The following table sets forth the high and low sales prices of Covidien common shares as reported by the NYSE from July 2, 2007, the date on which we commenced “regular way” trading on the NYSE following the consummation of our separation from Tyco International Ltd.

	Fiscal 2007
	Market Price Range
Quarter	High	Low
Fourth	$45.00	$36.90

Dividends

On September 28, 2007, the Board of Directors declared a quarterly cash dividend of $0.16 per share to shareholders of record at the close of business on October 9, 2007. The dividend was paid on November 9, 2007. We expect that we will continue to pay comparable dividends to holders of our common shares. The timing, declaration and payment of future dividends to holders of our common shares, however, falls within the discretion of our Board of Directors and will depend upon many factors, including the statutory requirements of Bermuda law, our earnings and financial condition, the capital requirements of our businesses, industry practice and any other factors the Board of Directors deems relevant.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
7/2/07 – 7/27/07	68,910	$43.00	—	—
7/30/07 – 8/31/07	3,527	$42.02	—	—
9/4/07 – 9/28/07	6,268	$41.05	—	—

The Company acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares.

Item 6.	Selected Financial Data

The following table presents selected historical consolidated and combined financial and other data for Covidien Ltd. The consolidated and combined statement of operations data set forth below for fiscal 2007, 2006 and 2005, and the consolidated and combined balance sheet data at September 28, 2007 and September 29, 2006, are derived from our audited consolidated and combined financial statements included elsewhere in this annual report. The combined statement of income data for fiscal 2004 and the combined balance sheet data at September 30, 2005 are derived from our audited combined financial statements that are not included in this annual report. The combined statement of income data for fiscal 2003 and the combined balance sheet data at September 30, 2004 and 2003 are derived from our unaudited combined financial statements that are not included in this annual report. The unaudited combined financial statements have been prepared on the same basis as the audited combined financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information set forth herein.

The selected historical consolidated and combined financial and other data presented below should be read in conjunction with our consolidated and combined financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Our consolidated and combined financial information may not be indicative of our future performance and does not necessarily reflect what our results of operations and financial condition would have been had we been operating as an independent, publicly-traded company during the periods presented.

	Fiscal Year
	2007	2006	2005	2004	2003
	(dollars in millions)
Consolidated and Combined Statement of Operations Data:
Net sales	$10,170	$9,647	$9,535	$9,109	$8,418
Research and development expenses	274	262	232	214	155
In-process research and development charges	38	63	—	—	—
Operating income(1)	438	2,128	2,138	2,262	1,952
Interest expense, net	152	139	166	203	254
Other expense, net(2)	135	15	248	70	95
Income from continuing operations before income taxes	151	1,974	1,724	1,989	1,603
Loss (income) from continuing operations	(337)	1,470	1,193	1,405	1,036
Loss (income) from discontinued operations, net of income taxes	5	315	158	4	(120)
Net (loss) income	(342)	1,155	1,035	1,401	1,156
Consolidated and Combined Balance Sheet Data (End of Period):
Assets held for sale	$—	$—	$1,274	$1,562	$1,657
Total assets	18,328	14,108	14,784	15,132	15,002
Long-term debt	3,565	2,248	2,544	3,518	4,401
Shareholders’ equity	6,742	8,621	8,007	7,611	6,260
Consolidated and Combined Common Share Data:
Basic earnings per share(3)	(0.69)	2.33	2.08	2.82	2.33
Diluted earnings per share(3)	(0.69)	2.33	2.08	2.82	2.33
Cash dividend per share(4)	—	—	—	—	—
Basic weighted-average number of shares outstanding	497	497	497	497	497
Diluted weighted-average number of shares outstanding	497	497	497	497	497
Consolidated and Combined Other Data:
Operating margin(1)	4.3%	22.1%	22.4%	24.8%	23.2%
Number of employees (thousands)	44	43	41	39	39

(1)	Operating income and margin for fiscal 2007 includes an allocated class action settlement charge, net of related insurance recoveries of $1,202 million, impairments of long-lived assets of $290 million and restructuring and other charges of $58 million. Operating income for fiscal 2006 includes a net gain on divestitures of $48 million and incremental stock option charges of $37 million required under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” Operating income for fiscal 2005 includes a charge for a patent litigation settlement of $277 million.
(2)	Amounts for fiscal 2007, 2005 and 2004 consist primarily of the allocation of Tyco International’s loss on the retirement of debt. Note 10 to our Consolidated and Combined Financial Statements provides further information regarding this allocation. Amount for fiscal 2003 consists primarily of charges related to the write-down of certain investments and the allocation of Tyco International’s loss on the retirement of debt.
(3)	Following the separation from Tyco International, the Company had 497 million common shares outstanding at a par value of $0.20 per share. This amount is being utilized to calculate earnings per share for the periods prior to the Separation. The same number of shares has been used to calculate diluted earnings per share and basic earnings per share for periods prior to the Separation because there were no common shares of Covidien publicly traded prior to July 2, 2007, and no Covidien restricted shares nor share options were outstanding prior to the Separation.
(4)	On September 28, 2007, the Board of Directors declared a quarterly cash dividend of $0.16 per share. The dividend was paid on November 9, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our Consolidated and Combined Financial Statements and the accompanying notes included in this Annual Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements.”

Overview

We operate our business through five segments:

Medical Devices—includes the development, manufacture and sale of endomechanical instruments, soft tissue repair products, energy devices, oximetry and monitoring products, airway and ventilation products, vascular devices, sharpsafety products, clinical care products and other medical device products.

Pharmaceutical Products—includes the development, manufacture and distribution of dosage pharmaceuticals, active pharmaceutical ingredients and specialty chemicals.

Imaging Solutions—includes the development, manufacture and marketing of radiopharmaceuticals and contrast products.

Medical Supplies—includes the development, manufacture and sale of nursing care products, medical surgical products, original equipment manufacturer products (OEM), incontinence products in Europe and other medical supply products.

Retail Products—includes the development, manufacture and marketing of infant care products, incontinence products in the United States, feminine hygiene products and other retail products.

Covidien Ltd. was incorporated in Bermuda in 2000 as a wholly-owned subsidiary of Tyco International Ltd. Until June 29, 2007, however, Covidien did not engage in any significant business activities and held minimal assets. As part of a plan to separate Tyco International into three independent companies, Tyco International transferred the equity interests of the entities that held all of the assets and liabilities of its healthcare businesses to Covidien and, on June 29, 2007, distributed all of its shares of Covidien to its shareholders. Where we refer to financial results for fiscal 2007, these results reflect the consolidated operations of Covidien Ltd. from June 29, 2007 to September 28, 2007 and, for all periods prior to June 29, 2007, a combined reporting entity comprised of the assets and liabilities used in managing Tyco International Ltd.’s healthcare business. Please see our Consolidated and Combined Financial Statements for more information.

Our financial statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America. Our Combined Financial Statements for periods prior to June 29, 2007 may not be indicative of our future performance and do not necessarily reflect what our combined results of operations, financial condition and cash flows would have been had we operated as an independent, publicly-traded company during the periods presented. Certain general corporate overhead, other expenses and debt and related net interest expense and loss on early extinguishment of debt have been allocated to us by Tyco International for periods prior to the Separation. Management believes such allocations are reasonable; however, they may not be indicative of the actual expenses we would have incurred had we been operating as an independent, publicly traded company for the periods presented. Note 17 to our Consolidated and Combined Financial Statements provides additional information regarding allocated expenses.

Covidien Business Factors Influencing the Results of Operations

Product Recalls

During fiscal 2006, our results were adversely affected by quality systems and regulatory compliance issues that led to product recalls within the Imaging Solutions segment and to a detention order imposed by the Food and Drug Administration (“FDA”) that blocked the import and sale in the U.S. of several temperature monitoring products within our Medical Devices segment that we manufacture at a facility in Mexico. In addition, we were unable to produce certain Imaging Solutions products for a period of time, which adversely affected our sales and manufacturing performance, resulting in underabsorption of manufacturing overhead costs. In certain instances, despite the fact that we were not able to manufacture the product, we were able to obtain alternative sources, but at higher costs.

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

Other Manufacturing Cost Increases

We use resins, other petroleum-based materials and pulp as raw materials in many of our products. Prices of oil and gas also significantly affect our costs for freight and utilities. Oil, gas and pulp prices are volatile and increased in fiscal 2007 and 2006, resulting in higher costs to produce and distribute our products. As a result of these cost increases, in October 2007 we announced our intent to increase prices in our Retail Products segment by approximately four to seven percent. This price increase will affect the baby diaper and training pant product lines and will be effective in February 2008. We cannot, however, provide any assurance as to how long this price increase will remain in effect.

Patent Infringement Settlement

In fiscal 2006, we paid a total of $330 million, which represented $264 million in damages in a patent infringement action for sales through January 31, 2006, and $66 million as an advance royalty for oximetry sales from February 1, 2006 through December 31, 2006. The adverse effect of the damage settlement charge is reflected in our fiscal 2005 operating results. We stopped selling the infringing products on February 1, 2006, and agreed to pay an ongoing royalty for oximetry sales.

Sales and Marketing Investment

Selling and Marketing expenses increased approximately $179 million and $43 million in fiscal 2007 and fiscal 2006, respectively, due to an increase in sales and marketing headcount and related compensation programs. The increase in headcount is to support the continuation of our geographic expansion and our increased focus on selling to and supporting customers directly rather than through distributors. We expect selling and marketing expenses to continue to increase in fiscal 2008 as we build our global sales force and strengthen our brand name.

Research and Development Investment

Our research and development expense, including in-process research and development, decreased $13 million during fiscal 2007 and increased $93 million during fiscal 2006. We expect these expenditures associated with internal initiatives, as well as licensing or acquiring technology from third party, to increase as we continue to make additional investments to support our growth initiatives. We intend to focus our internal and external investments in those fields that we believe will offer the greatest opportunity for growth and profitability.

Restructuring Initiative

During fiscal 2007, we launched a restructuring program in our Medical Devices, Medical Supplies and Retail Products segments. These programs include numerous actions designed to improve our competitive position by exiting unprofitable product lines in low-growth and declining-growth markets, reducing excess machine capacity, moving production to lower cost alternatives through plant consolidations and outsourcing initiatives, and relocating certain functions to locations that will enhance our recruiting, development and retention of personnel and lower operating costs. We expect to incur charges of $150 million under this program, most of which is expected to occur by the end of 2008. We expect the savings from these restructuring initiatives to partially offset the increased research and development and sales and marketing expenses necessary to support our growth initiatives. During fiscal 2007, we recorded restructuring charges of $58 million as we began to consolidate certain facilities, primarily in the Medical Devices segment.

Possible Strategic Divestitures

As part of our management of Covidien, we regularly engage in strategic reviews of our businesses to improve operations, financial returns and alignment between our businesses and our strategy. To the extent one or more of our businesses is determined to be non-strategic and/or underperforming, we may engage in the evaluation and possible execution of strategic alternatives for these businesses, including, if attractive or appropriate, a sale or divestiture of one or more of these businesses. We have made strategic divestitures in the past, as discussed under “Discontinued Operations”, and we continue to explore strategic alternatives for our businesses, including sales or divestitures of non-strategic and/or underperforming businesses. If executed, any such sales or divestitures, individually or in the aggregate, could have a material impact on our Consolidated and Combined Financial Statements. Further, depending on the consideration received for a sale or divestiture transaction, we could incur an impairment charge which may or may not have a material adverse effect on our financial results.

Currency Exchange Rates

Approximately 38% of our net sales are reported in currencies other than the U.S. dollar. Accordingly, our results of operations are influenced by changes in the currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. The percentage of net sales by major currencies for fiscal 2007 is as follows:

U.S. Dollar	62%
Euro	18
Japanese Yen	6
All Other	14

100%

Currency exchange rates also affect our cost of products sold. To the extent other currencies depreciate against the U.S. dollar, transaction losses result on any products sourced from the U.S. for sale in such non-U.S. currencies.

Tyco International Factors Influencing the Results of Operations

Class Action Settlement

On May 14, 2007, Tyco International entered into a Memorandum of Understanding with plaintiffs’ counsel in connection with the settlement of 32 class action lawsuits. The Memorandum of Understanding does not address all securities cases, and several remain outstanding. In addition, the proposed settlement does not release claims arising under ERISA. Under the terms of the Memorandum of Understanding, the plaintiffs have agreed to release all claims against Tyco International, the other settling defendants and ten other individuals in consideration of the payment of $2.975 billion from Tyco International to the certified class. See Note 18 for more information.

Under the terms of the Separation and Distribution Agreement, Covidien, Tyco International and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement. Additionally, under the Separation and Distribution Agreement, the companies share in the liability, with Covidien assuming 42%, Tyco International 27% and Tyco Electronics 31% of the total amount.

In fiscal 2007, we were allocated a net charge of $1.202 billion from Tyco International, for which no tax benefit was realized. This amount is comprised of our portion of the class action settlement of $1.249 billion, net of our portion of the related insurance recoveries of $47 million, of which, $42 million has been collected. Both amounts are consistent with our sharing percentage included in the Separation and Distribution Agreement. At September 28, 2007, we had a $2.992 billion class action settlement liability for the full amount owed under the settlement, which includes accrued interest on the liability, and a $1.740 billion receivable from Tyco International and Tyco Electronics for their portions of the liability. The $1.740 billion receivable is included in “Class action settlement receivable” in our Consolidated Balance Sheet at September 28, 2007. Borrowings under the unsecured bridge loan facility and cash were used to fund our portion of the payment into an escrow account intended to be used to settle the liability. “Interest in class action settlement fund” in our Consolidated Balance Sheet at September 28, 2007 represents our $1.257 billion interest in Tyco International’s funds held in escrow to settle the class action lawsuits. The escrow account earns interest that is payable to the class.

Results of Operations

Fiscal Years Ended 2007, 2006 and 2005

The following table presents results of operations, including percentage of net sales (dollars in millions):

	Fiscal Year
	2007		2006		2005
Net sales	$10,170	100.0%	$9,647	100.0%	$9,535	100.0%
Cost of products sold	5,333	52.4	5,161	53.5	4,835	50.7

Gross profit	4,837	47.6	4,486	46.5	4,700	49.3
Selling, general and administrative expenses	2,537	24.9	2,081	21.6	2,325	24.4
Research and development expenses	274	2.7	262	2.7	232	2.4
In-process research and development charges	38	0.4	63	0.7	—	—
Class action settlement, net of insurance recoveries	1,202	11.8	—	—	—	—
Impairments of long-lived assets	290	2.9	—	—	—	—
Restructuring and other charges, net	58	0.6	—	—	—	—
(Gain) loss on divestitures, net	—	—	(48)	(0.5)	5	0.1

Operating income	438	4.3	2,128	22.1	2,138	22.4
Interest expense	188	1.8	171	1.8	196	2.1
Interest income	(36)	(0.4)	(32)	(0.3)	(30)	(0.3)
Other expense, net	135	1.3	15	0.2	248	2.6

Income from continuing operations before income taxes	151	1.5	1,974	20.5	1,724	18.1
Income taxes	488	4.8	504	5.2	531	5.6

(Loss) income from continuing operations	(337)	(3.3)	1,470	15.2	1,193	12.5
Loss from discontinued operations, net of income taxes	5	0.0	315	3.3	158	1.7

Net (loss) income	$(342)	(3.4)	$1,155	12.0	$1,035	10.9

Net sales—Our net sales in fiscal 2007 increased $523 million, or 5.4% to $10.170 billion, compared with $9.647 billion in fiscal 2006, with growth across all segments except Retail Products, whose sales were adversely impacted by our strategic decision to exit several low-margin private label supply contracts. Currency exchange rate fluctuations, primarily the Euro, contributed $201 million to the increase in net sales.

In fiscal 2006, net sales increased 1.2% as compared with fiscal 2005 to $9.647 billion, with growth across our Medical Devices, Pharmaceutical Products and Retail Products segments. Our Imaging Solutions segment was adversely affected by product recalls, while our Medical Supplies segment lost some large GPO contracts and faced increased competition in the alternate site market from lower cost producers (primarily manufacturers in China). The net impact of acquisitions and divestitures contributed $13 million to the increase in net sales, while currency exchange rate fluctuations adversely affected fiscal 2006 net sales by $93 million.

Net sales generated by our businesses in the U.S. were $6.1 billion, $6.0 billion and $6.0 billion in fiscal 2007, 2006 and 2005, respectively. Our non-U.S. businesses generated net sales of $4.0 billion, $3.6 billion and $3.5 billion in fiscal 2007, 2006 and 2005, respectively. Our business outside the U.S. accounted for approximately 40%, 38% and 37% of our net sales for the fiscal 2007, 2006 and 2005, respectively.

Net sales by geographic area for each of the last three fiscal years are shown in the following table (dollars in millions):

				Percentage Change
	2007	2006	2005	2007	2006
United States	$6,128	$6,008	$6,040	2.0%	(0.5)%
Other Americas	491	443	385	10.8	15.1
Europe	2,492	2,198	2,171	13.4	1.2
Japan	584	579	594	0.9	(2.5)
Asia—Pacific	475	419	345	13.4	21.4

	$10,170	$9,647	$9,535	5.4	1.2

Costs of products sold—Cost of products sold was 52.4% of net sales in fiscal 2007, compared with 53.5% of net sales in fiscal 2006. The decrease in cost of products sold as a percent of net sales for fiscal 2007 was attributable to lower costs in the Retail Products segment, due to our strategic decision to exit several low-margin private label supply contracts, and favorable sales mix in our Medical Devices and Pharmaceutical Products segments. This was partially offset by higher raw material costs and incremental royalties associated with a legal settlement in our Medical Devices segment.

Cost of products sold was 53.5% of net sales in fiscal 2006 compared with 50.7% in fiscal 2005. The increase in cost of products sold in fiscal 2006 as a percentage of net sales is attributable to unfavorable manufacturing overhead variances in our Imaging Solutions and Medical Devices segments as a result of lower manufacturing volumes and increased spending on quality systems and service associated with the product recalls, incremental royalties in our Medical Devices segment associated with a legal settlement, increased fuel surcharges and transportation costs related to the increase in oil prices across all segments, and higher raw material costs across all segments.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $456 million, or 21.9%, to $2,537 million in fiscal 2007, compared with $2,081 million in fiscal 2006. Selling and marketing expenses increased $179 million, primarily due to incremental headcount in the non-U.S. salesforce within our Medical Devices segment. In addition, incremental domestic employee compensation costs contributed $61 million to the increase in selling, general and administrative expenses. Further contributing to the increase were costs of approximately $53 million stemming from the Separation associated with the expansion of our corporate infrastructure and the branding of the Covidien name.

Selling, general and administrative expenses decreased $244 million, or 10.5%, to $2,081 million in fiscal 2006, compared with $2,325 million in fiscal 2005. Fiscal 2006 benefited from the absence of the $277 million charge recorded in fiscal 2005 for a legal settlement. In addition, the percentage of corporate overhead allocated to us by Tyco International declined in fiscal 2006, resulting in a decrease of $44 million of allocated overhead. Partially offsetting these improvements was an increase in field selling expenses of approximately $47 million due to incremental headcount, primarily in the non-U.S. sales force within our Medical Devices segment, as well as the recognition of $37 million of incremental share-based compensation expense recorded in fiscal 2006 in connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.”

Research and development expense—Research and development expense increased $12 million, or 4.6%, to $274 million in fiscal 2007, compared with $262 million in fiscal 2006, despite the realization of savings associated with restructuring activity in our Medical Devices segment. As a percent of our net sales, research and development expense remained at 2.7% during fiscal 2007 and 2006.

Research and development expense increased $30 million, or 12.9%, in fiscal 2006, compared with fiscal 2005. As a percentage of our net sales, research and development expense increased to 2.7% in fiscal 2006 from 2.4% of our net sales in fiscal 2005.

Class action settlement, net of insurance recovery—As previously discussed under “Class Action Settlement,” in fiscal 2007, we were allocated a net charge of $1,202 million by Tyco International for our portion of the class action settlement and related insurance recovery.

Impairments of long-lived assets—In fiscal 2007, we recorded a total impairment charge on long-lived assets of $290 million, of which, $256 million related to the impairment of goodwill associated with the Retail Product segment, as well as a non-cash charge of $33 million for the impairment of a non-amortizable trademark associated with our Imaging Solutions segment. The impairment of goodwill associated with the Retail Products segment reflects a lower fair value of the segment based on continued adverse trends in raw materials and energy costs, and a higher discount rate to reflect current market conditions. The impairment of the non-amortizable trademark associated with the Imaging Solution segment is due to a shift in branding strategy that will result in discontinuing the use of the trademark.

Restructuring charges—In fiscal 2007, we began to consolidate certain facilities under the restructuring program previously discussed, and recorded restructuring charges of $58 million, primarily related to severance costs and non-cash charges for asset impairments in our Medical Devices segment.

In-process research and development charge—In fiscal 2007, we recorded charges of $38 million for the write-off of in-process research and development associated with the acquisition of intellectual property from Sorbx, LLC and the acquisition of Airox S.A.

In fiscal 2006, we recorded charges of $63 million for the write-off of in-process research and development associated with acquisitions, $49 million of which related to the acquisition of Confluent Surgical, Inc. More information regarding in-process research and development charges related to the Confluent acquisition is provided under “Acquisitions,” and “Critical Accounting Policies—Business Combinations.”

(Gain) loss on divestitures, net—In fiscal 2006, we recorded a net gain on divestitures of $48 million, $45 million of which relates to the sale of our Radionics product line within our Medical Devices segment.

Operating income—In fiscal 2007, operating income decreased $1,690 million to $438 million, compared with operating income of $2,128 million in fiscal 2006. Operating income for fiscal 2007 included a net charge of $1,202 million allocated to us by Tyco International for our portion of the class action settlement and related insurance recovery. The remaining $488 million decrease in operating income was attributable to the inclusion of long lived asset impairment of $290 million, an increase in selling and marketing expense of $179 million, primarily due to incremental headcount in the non-U.S. salesforce within the Medical Devices segment, restructuring charges of $58 million and the absence of a gain on the divestiture of our Radionics product line of $45 million that was recorded in fiscal 2006. Further contributing to the decline in operating income were costs of approximately $53 million stemming from the Separation associated with the expansion of our corporate infrastructure and the branding of the Covidien name. Higher sales, increased gross profit and a $25 million decrease in in-process research and development charges partially offset the increase in operating expenses.

In fiscal 2006, operating income decreased $10 million to $2,128 million, compared with operating income of $2,138 million in fiscal 2005. Our operating margin was 22.1% in fiscal 2006 compared to 22.4% in fiscal 2005. Although our fiscal 2006 operating margin benefited from the absence of a $277 million legal settlement charge recorded in fiscal 2005 and a decrease of $44 million of allocated corporate overhead from Tyco International, our operating income declined. Our operating margin in fiscal 2006 was adversely affected by raw material price increases, increased research and development expense, including $63 million of in-process research and development charges, product recalls, other incremental manufacturing costs associated with investments in quality systems and regulatory compliance, higher fuel surcharge costs related to increased oil prices, incremental costs associated with our sales force and research and development investments, and the adoption of SFAS No. 123R.

Analysis of Operating Results by Segment

Net sales by segment for each of the last three fiscal years are shown in the following table (dollars in millions):

				Percentage Change
	2007	2006	2005	2007	2006
Medical Devices	$6,161	$5,711	$5,585	7.9%	2.3%
Pharmaceutical Products	1,330	1,219	1,156	9.1	5.4
Imaging Solutions	942	870	938	8.3	(7.2)
Medical Supplies	993	992	1,026	0.1	(3.3)
Retail Products	744	855	830	(13.0)	3.0

	$10,170	$9,647	$9,535	5.4	1.2

Operating income by segment and as a percentage of segment net sales for each of the last three fiscal years is shown in the following table (dollars in millions):

	Fiscal Year
	2007		2006		2005
Medical Devices	$1,731	28.1%	$1,824	31.9%	$1,649	29.5%
Pharmaceutical Products	339	25.5	300	24.6	310	26.8
Imaging Solutions	87	9.2	123	14.1	223	23.8
Medical Supplies	144	14.5	143	14.4	174	17.0
Retail Products	(195)	(26.2)	44	5.1	84	10.1
Corporate	(1,668)		(306)		(302)

	$438	4.3	$2,128	22.1	$2,138	22.4

Medical Devices

Net sales—Net sales in fiscal 2007 increased $450 million, or 7.9%, to $6,161 million, compared with $5,711 million in fiscal 2006. Currency exchange rate fluctuations contributed $161 million to the increase in net sales. Net sales increased across all product groups, particularly within Endomechanical Instruments, Energy Devices and Soft Tissue Repair Products. Endomechanical Instruments net sales for fiscal 2007 increased $131 million, or 7.6%, of which currency exchange rate fluctuations had a favorable impact of $60 million. Growth in Endomechanical Instruments was driven by continued demand for our Autosuture laparoscopic instruments in Europe and the U.S. Energy Devices net sales for fiscal 2007 increased $106 million, or 20.3%, primarily due to continued market growth of vessel sealing products, and to a lesser extent, new product launches in capital equipment and favorable currency exchange rate fluctuations. Soft Tissue Repair Products net sales for fiscal 2007 increased $73 million, or 17.3%, of which currency exchange rate fluctuations had a favorable impact of $19 million. The increase in Soft Tissue Repair Products was primarily due to strong sales of biosurgery products in the U.S.

Net sales increased $126 million, or 2.3%, to $5,711 million in fiscal 2006, compared with $5,585 million in fiscal 2005. Currency exchange rate fluctuations adversely affected fiscal 2006 net sales by $82 million, while the net impact of acquisitions and divestitures contributed $30 million to net sales. Net sales increased across all product groups, particularly within Endomechanical Instruments, Energy Devices and Soft Tissue Repair Products. Endomechanical Instruments net sales for fiscal 2006 increased $52 million, or 3.1%, of which currency exchange rate fluctuations had a unfavorable impact of $29 million. Growth in Endomechanical Instruments was driven by continued demand for our Autosuture laparoscopic instruments in Europe and the U.S. Energy Devices net sales for fiscal 2006 increased $48 million, or 10.1%, primarily due to continued market penetration of new vessel sealing products, and to a lesser extent, continued volume growth in electrosurgery disposable products and additional sales personnel during the year offset by reduced volumes in electrosurgery equipment as the impending launch of the ForceTriad caused certain customers to halt their purchases of the existing controller units and unfavorable currency exchange rate fluctuations. Soft Tissue Repair Products net sales for fiscal 2006 increased $36 million, or 9.4%, primarily due to an increase in sale volume in Japan as a result of new product launches and continued growth in market share for sutures offset by unfavorable currency fluctuations.

Operating income—Operating income decreased $93 million, or 5.1%, to $1,731 million in fiscal 2007, compared with $1,824 million in fiscal 2006. Our operating margin was 28.1% for fiscal 2007, compared with 31.9% in fiscal 2006. The decrease in our operating income and margin was attributable to an increase in selling and marketing expenses of $173 million primarily related to an increase in sales force headcount, the absence of a gain on the divestiture of the Radionics product line of $45 million recorded in fiscal 2006 and restructuring charges of $54 million. Increased gross profit on the favorable sales performance discussed above and a decrease in in-process research and development charges of $25 million partially offset the increase in operating expenses.

Operating income in fiscal 2006 increased $175 million, or 10.6%, to $1,824 million, while operating margin was 31.9% in fiscal 2006 as compared to 29.5% in fiscal 2005. Operating income and margin for fiscal 2006 benefited from the absence of a $277 million legal settlement recorded in fiscal 2005 and a $45 million gain resulting from the sale of our Radionics product line in fiscal 2006. Excluding these benefits, operating margin declined in fiscal 2006 primarily due to in-process research and development charges of $63 million, incremental costs associated with our sales force and research and development investments of $50 million and increased royalty expense of $34 million due to a legal settlement.

Pharmaceutical Products

Net sales—Net sales increased $111 million, or 9.1%, to $1,330 million in fiscal 2007, compared with $1,219 million in fiscal 2006. Net sales increased across all product groups. Specialty Chemicals net sales increased $45 million due to higher sales volume of pharmaceutical chemicals worldwide and laboratory chemicals in the United States. In addition, Dosage Pharmaceuticals net sales increased $31 million, primarily due to higher sales volume of brand pharmaceuticals. Net sales of Active Pharmaceuticals Ingredients increased $35 million due to stronger demand for narcotic products and acetaminophen. Favorable currency exchange rate fluctuations also contributed to the increase in net sales for the segment.

Net sales increased $63 million, or 5.4%, to $1,219 million, in fiscal 2006, compared with $1,156 million in fiscal 2005. Net sales increased across all product groups, particularly Specialty Chemicals. Specialty Chemicals net sales in fiscal 2006 increased $38 million, compared with fiscal 2005. Sales levels were favorably affected by strong demand for microelectronic chemicals in both the United States and Korea, which resulted in an increase of $34 million. Active Pharmaceutical Ingredients (“API”) net sales in fiscal 2006 increased $13 million as compared to fiscal 2005. Sales levels were favorably affected by an increase in volume of bulk narcotics which more than offset price decreases. The favorable performance of bulk narcotics primarily was driven by strong demand for natural opiates, partially offset by lower sales of synthetic narcotics. Dosage Pharmaceuticals net sales increased $12 million in fiscal 2006 resulting from increased sales volume of generic pharmaceuticals which was partially offset by capacity limitations and decreased price of generic pharmaceuticals. In fiscal 2006, Dosage Pharmaceuticals experienced an increase in backlog due to capacity limitations. Backlog reached as high as $15 million in mid-fiscal 2006, compared to a historical average of $1 million. The primary factors contributing to the backlog increase were additional volume demand for generic pharmaceuticals, the late start-up of the dosage production facility expansion and an inventory planning control system conversion. The decline in generic pharmaceutical sales was partially offset by an increase in sales of branded pharmaceuticals due to price increases.

Operating income—Operating income increased $39 million, or 13.0%, to $339 million in fiscal 2007, compared with $300 million in fiscal 2006. Our operating margin was 25.5% for fiscal 2007, compared with 24.6% for fiscal 2006. The increase in operating income was primarily due to increased sales and gross profit due to favorable sales mix and plant performance resulting from cost reduction programs.

Operating income for fiscal 2006 decreased $10 million, or 3.2%, to $300 million, compared with $310 million in fiscal 2005, and as a percentage of sales decreased to 24.6% in fiscal 2006 from 26.8% in fiscal 2005. The decrease in operating income was primarily due to unfavorable manufacturing plant performance driven by higher energy costs. Cost decreases, primarily on nitrobenzene, a major raw material, partially offset the declines to operating income.

Imaging Solutions

Net sales—Imaging Solutions net sales increased $72 million, or 8.3%, to $942 million in fiscal 2007, compared with $870 million in fiscal 2006. Favorable currency exchange rate fluctuations contributed $19 million to the net sales increase and was experienced across all product groups. Radiopharmaceuticals net sales increased $54 million due to higher sales volume of technetium generators that were under a voluntary recall during a portion of the previous period and higher sales volume from GPO contracts.

Net sales for Imaging Solutions decreased $68 million, or 7.2%, in fiscal 2006, resulting from lower volumes and price and product mix. Currency exchange rate fluctuations also adversely affected net sales. The decrease in net sales was primarily due to radiopharmaceutical product recalls and, to a lesser extent, sales declines of Contrast Products. Radiopharmaceuticals net sales declined $50 million, or 10.6%, of which $22 million is due to reduced sales of technetium generators as a result of product recalls. In addition, sales of other associated Radiopharmaceutical product lines also were adversely affected by the recalls because customers generally purchase a complete line of radiopharmaceutical products from the same vendor. Contrast Products net sales declined $18 million, or 3.9%, in fiscal 2006 primarily driven by lower non-ionic contrast media prices and a favorable distributor price adjustment received in fiscal 2005. The net sales decrease was partially offset by market growth, European expansion and higher sales in France and Spain.

Operating income—Operating income for Imaging Solutions decreased $36 million, or 29.3%, to $87 million in fiscal 2007, compared with $123 million in fiscal 2006. Our operating margin was 9.2% for fiscal 2007, compared with 14.1% for fiscal 2006. The primary decrease in operating income was due to impairment of an indefinite lived trademark resulting in a $33 million charge.

Operating income for fiscal 2006 decreased $100 million, or 44.8%, to $123 million, and as a percentage of sales decreased from 23.8% in fiscal 2005 to 14.1% in fiscal 2006. Product recalls resulted in a $52 million decrease to operating income. Lost sales on related products as a result of the recalls and remediation costs in our radiopharmaceuticals facility also contributed to the significant decrease in operating income. In addition, price declines and the favorable distributor price adjustment in fiscal 2005 adversely affected the year-over-year comparison of operating income.

Medical Supplies

Net sales—Net sales for fiscal 2007 increased $1 million, or 0.1%, to $993 million, compared with $992 million for fiscal 2006. Currency exchange rate fluctuations and increased sales of Nursing Care Products, driven by pricing strategies at alternative site markets, contributed to the increase in net sales. These increases were partially offset by the impact of a product line divested in the prior year.

Net sales in fiscal 2006 decreased $34 million, or 3.3% to $992 million, compared with $1,026 million in fiscal 2005 due to a $20 million decrease resulting from two divested product lines. In addition, Nursing Care Products net sales decreased $13 million as a result of lower sales volumes primarily due to a loss in market share as GPOs switched from a predominately sole source contracting approach to a multi-source approach. In addition, increased competition in the alternate site markets for wound care resulted in market share losses to lower cost competitors who manufacture in China.

Operating income—Operating income of $144 million for fiscal 2007 remained relatively level with operating income for fiscal 2006. Our operating margin was 14.5% for fiscal 2007, compared with 14.4% for fiscal 2006. Strong plant cost reduction programs helped offset increasing raw material costs.

Operating income decreased $31 million, or 17.8%, to $143 million in fiscal 2006, compared with $174 million in fiscal 2005. Our operating margin for Medical Supplies decreased to 14.4% in fiscal 2006 from 17.0% in fiscal 2005. The decrease in operating income primarily related to increased manufacturing costs of $19 million largely due to higher raw material costs (nonwoven and pulp) and a decrease in sales volume which adversely affected operating income by $15 million.

Retail Products

Net sales—Net sales for fiscal 2007 decreased $111 million, or 13.0%, to $744 million, compared with $855 million for fiscal 2006. The decrease in net sales was primarily due to a sales decline in Infant Care Products of $106 million, driven by our strategic decision to exit several low-margin supply contracts.

Despite a challenging operating environment of intense competition, net sales increased $25 million, or 3.0%, in fiscal 2006 as compared to fiscal 2005. Infant Care Products net sales in fiscal 2006 increased $21 million, compared with fiscal 2005 as a result of new product sales and market share gains in Mexico and Latin America, partially offset by market share loss in the United States.

Operating (loss) income—Operating losses for fiscal 2007 of $195 million decreased $239 million compared with operating income of $44 million in fiscal 2006. The decrease was primarily due to a non-cash charge of $256 million related to the impairment of goodwill recorded in the fourth quarter of fiscal 2007. This charge was partially offset by improved gross profit due to a more favorable sales mix as the result of our strategic decision to exit several low-margin supply contracts.

Operating income for fiscal 2006 decreased $40 million, or 47.6%, to $44 million, compared with $84 million in fiscal 2005. The decrease in operating income is primarily due to an increase in raw material and fuel surcharge costs of $51 million driven by increased oil prices. Price erosion, resulting from competitive pressure in the market place driven by internet auctions, and product mix also contributed to the decline in operating income. These declines were partially offset by cost reductions driven by a decrease in selling, general and administrative expenses resulting primarily from our cost reduction programs.

Corporate

Corporate expense—During fiscal 2007, Corporate expense increased $1,362 million, to $1,668 million, compared with $306 million for fiscal 2006. Corporate expense for fiscal 2007 included a net charge of $1,202 million allocated to us by Tyco International for our portion of the class action settlement and related insurance recovery. The primary drivers of the remaining $160 million increase in Corporate expense consisted of $53 million of costs stemming from the Separation associated with the expansion of our corporate infrastructure and the branding of the Covidien name. In addition, other general and administrative costs increased $75 million primarily driven by higher legal and environmental expenses and employee compensation costs.

Corporate expense increased $4 million to $306 million in fiscal 2006, compared with fiscal 2005 due to incremental stock option charges of $37 million required under SFAS No. 123R in fiscal 2006. In addition, fiscal 2006 was unfavorably affected by the absence of a favorable reserve adjustment recorded in fiscal 2005. These increases were offset by a decrease of $44 million in allocated expenses from Tyco International resulting from a decline in our allocation percentage.

Non-Operating Items

Interest Expense and Interest Income

During fiscal 2007, 2006 and 2005, interest expense was $188 million, $171 million and $196 million, respectively, of which Tyco International allocated to us $93 million, $144 million and $161 million, respectively. We expect to see an increase in interest expense during fiscal 2008 due to the additional debt to finance our portion of Tyco International’s class action settlement. In addition, during fiscal 2007, 2006 and 2005, interest income was $36 million, $32 million and $30 million, respectively, of which Tyco International allocated to us $16 million, $20 million and $11 million, respectively.

Other Expense, net

During fiscal 2007, 2006 and 2005 other expense, net was $135 million, $15 million and $248 million, respectively. Tyco International has allocated to us a loss on early extinguishment of debt of $146 million and $243 million for fiscal 2007 and 2005, respectively. The method utilized to allocate loss on retirement of debt is consistent with the method used to allocate debt and net interest expense as described above.

Income Taxes

Income tax expense was $488 million, $504 million and $531 million on income from continuing operations before income taxes of $151 million, $1,974 million and $1,724 million for fiscal 2007, 2006 and 2005, respectively. Our effective tax rate was 323.2%, 25.5% and 30.8% for fiscal 2007, 2006 and 2005, respectively. The increase in our effective tax rate in fiscal 2007 as compared to fiscal 2006 was primarily due to charges related to the net class action settlement and loss on allocated early extinguishment of debt, for which no tax benefit was realized. In addition, the rate was adversely impacted by a goodwill impairment charge, for which only a portion was tax deductible, and the impact of certain tax costs incurred in connection with our separation from Tyco International and other adjustments to legacy income tax liabilities. These increases were somewhat offset by a decrease in our effective tax rate due to a release in deferred tax valuation allowances related to changes in non-U.S. tax law. The decrease in our effective tax rate in fiscal 2006 as compared to fiscal 2005 was primarily the result of a one-time benefit associated with a favorable tax ruling in the fourth quarter of fiscal 2006 permitting deduction of debt retirement costs, an increase in income earned outside the U.S. and taxed at lower rates and adjustments to accrued tax liabilities offset by an increase in valuation allowances.

Discontinued Operations

During fiscal 2006, the Plastics, Adhesives and Ludlow Coated Products businesses and the A&E Products business were sold for $975 million and $6 million in gross cash proceeds, respectively. Working capital and other adjustments resulted in net proceeds of $882 million for the sale of the Plastics, Adhesives and Ludlow Coated Products businesses. Net cash proceeds received for the sale of the A&E Products business were $2 million, which does not include working capital adjustments that were agreed upon in fiscal 2007. Both businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations for all periods presented.

During fiscal 2006, we recorded a $260 million and $26 million pre-tax loss on sale from discontinued operations related to the Plastics, Adhesives and Ludlow Coated Products businesses and A&E Products business, respectively, which include $275 million and $22 million, respectively, of pre-tax impairment charges to write the businesses down to their fair values less costs to sell. Fair values used for the respective impairment assessments were based on existing market conditions and the terms and conditions included or expected to be included in the respective sale agreements.

During fiscal 2007, an additional $30 million was collected from the purchaser of the Plastics, Adhesives and Ludlow Coated Products businesses pursuant to a post-closing adjustment related to the decline in average resin prices, and $6 million was received from the purchaser of the A&E Products business for working capital adjustments.

Divestiture

In January 2006, we completed the sale of the Radionics product line within our Medical Devices segment, which included minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. In connection with this sale, we received net proceeds of $74 million and recorded a gain of $45 million in continuing operations in fiscal 2006.

Acquisitions

Fiscal 2007

In April 2007, our Medical Devices segment acquired intellectual property from Sorbx, a developer of an absorbable tack technology used in hernia repair procedures, for $30 million. This acquisition expands our surgical devices portfolio and will allow us to leverage our global distribution capabilities. We recorded an in-process research and development charge of $30 million in connection with the acquisition of intellectual property from Sorbx. This charge related to the development of second-generation technology that had not yet obtained regulatory approval. As of the acquisition date, the in-process research and development was not considered to be technologically feasible or to have any alternative future use.

During the first quarter of fiscal 2007, our Medical Devices segment acquired the remaining outstanding shares of Airox in a mandatory tender offer for approximately $47 million. In connection with this acquisition, we recorded $19 million of in-process research and development charges, of which $8 million was recorded in fiscal 2007. These charges related to the development of second generation technology which had not yet obtained regulatory approval. As of the acquisition dates, the in-process research and development was not considered to be technologically feasible or to have any alternative future use and, therefore, was written off at those dates.

Fiscal 2006

During fiscal 2006, our Medical Devices segment acquired over 90% ownership in Floreane for $123 million in cash, net of cash acquired of $3 million, of which $122 million, net of cash acquired of $3 million, was paid during the first six months of fiscal 2006. In connection with this acquisition, we recorded in-process research and development charges of $3 million during the first six months of fiscal 2006. There were no additional in-process research and development charges during fiscal 2006 associated with this acquisition.

In August 2006, our Medical Devices segment acquired Confluent, a developer and supplier of polymer-based technology used in sprayable surgical sealants and anti-adhesion products. This acquisition allows us to offer bio-surgery products that complement our Syneture suture and Autosuture surgical stapler portfolio. The total purchase price is expected to be $246 million. As of September 29, 2006, we have paid $200 million in cash, net of cash acquired of $12 million. We have also deposited $34 million of the total purchase price into an escrow account, $10 million of which was released to Confluent’s shareholders in the first quarter of fiscal 2007 upon determination of closing balance sheet adjustments, and the remainder of which we expect to be released in fiscal 2008 upon expiration of the indemnification period. In connection with this acquisition, we recorded a $49 million in-process research and development charge in fiscal 2006 related to technology Confluent is developing for numerous applications across several surgical disciplines which have not yet received regulatory approval.

As of the date of the Confluent acquisition, there were three projects under development at different stages of completion, none of which were considered to be technologically feasible or to have any alternative future use.

We determined the valuation of the in-process research and development using, among other factors, appraisals. The value was based primarily on the discounted cash flow method. Future residual cash flows that could be generated from each of the projects were determined based upon management’s estimate of future revenue and expected profitability of the projects and technologies involved. These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the projects to completion. The discount rates applied range from 20% to 23%, depending on the project’s stage of completion and the type of U.S. Food and Drug Administration approval required.

In September 2006, our Medical Devices segment acquired over 50% ownership of Airox S.A. for $59 million in cash, net of cash acquired of $4 million. In connection with this acquisition, during fiscal 2006 we recorded $11 million of in-process research and development charges.

Liquidity and Capital Resources

Factors driving our liquidity position include cash flows generated from operating activities, capital expenditures and investments in businesses and technologies. Historically, we have generated positive cash flow from operations. However, we expect to have negative cash flow from operations in fiscal 2008 when the class action settlement is paid. This payment will not affect our cash balance as the funds have been set aside in an escrow account. Through the first quarter of fiscal 2007, as part of Tyco International, our cash was swept regularly by Tyco International at its discretion. Tyco International also funded our operating and investing activities as needed. Transfers of cash both to and from Tyco International’s cash management system have been reflected as a component of “Parent company investment” within “Parent Company Equity” in the Combined Balance Sheet at September 29, 2006. Subsequent to the Separation, we received an $85 million true up payment from Tyco International to adjust for differences between our cash balance at June 29, 2007 and our final cash allocation in accordance with the Separation and Distribution Agreement. This amount is included in “Net transfers to parent company in our Consolidated and Combined Statement of Cash Flow.

Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to the capital markets.

Fiscal 2007 Cash Flow Activity

The net cash provided by operating activities of $2,209 million was primarily attributable to net income for fiscal 2007, as adjusted for the net class action settlement charge, depreciation and amortization, impairment of long-lived assets, loss on early extinguishment of debt, non-cash compensation expenses and an increase in accrued and other liabilities of $276 million, primarily due to an increase in incentive compensation. Our cash flow provided by operating activities will be adversely affected in 2008 upon finalization of the litigation settlement. This impact will be entirely offset in investing activities upon the release of the escrow deposit which was funded in fiscal 2007.

The net cash used in investing activities of $1,744 million was primarily due to our interest in the class action settlement fund of $1,257 million, capital expenditures of $388 million and acquisition activity of $117 million, primarily related to the acquisition of Airox and the acquisition of intellectual property from Sorbx.

The net cash provided by financing activities of $145 million was primarily the result of the issuance of external debt of $4,298 million discussed in “Capitalization” below, partially offset by allocated debt activity of $2,291 million, net transfers to parent of $1,319 million and the repayment of external debt of $525 million also discussed in “Capitalization” below.

Fiscal 2006 Cash Flow Activity

The net cash provided by operating activities of $1,335 million was primarily attributable to net income for fiscal 2006, as adjusted for deferred income taxes, depreciation and amortization, the loss from discontinued

operations, purchased research and development and non-cash compensation expense. This source of cash was partially offset by a $376 million decrease in accrued and other liabilities, driven by payments of $324 million for two patent infringement matters, a decrease in income taxes payable of $263 million and an increase in inventories of $212 million.

The net cash used in investing activities of $780 million was primarily due to capital expenditures of $432 million and business acquisitions of $382 million, partially offset by net proceeds of $74 million from the sale of our Radionics product line. Acquisition spending increased $316 million in fiscal 2006 as compared to 2005 to support our growth initiatives.

The net cash used in financing activities of $461 million was primarily the result of change in parent company investment of $601 million and allocated debt activity of $548 million, partially offset by transfers from discontinued operations of $634 million, largely due to net proceeds from the sale of discontinued operations.

Fiscal 2005 Cash Flow Activity

The net cash provided by operating activities of $2,212 million was primarily attributable to net income for fiscal 2005, as adjusted for depreciation and amortization, allocated loss on retirement of debt and loss from discontinued operations and an increase in accrued and other liabilities of $256 million attributable to accruals for patent infringement settlements.

The net cash used in investing activities of $379 million was primarily due to capital expenditures of $331 million, which increased $80 million as compared to fiscal 2004. In addition, we acquired Vivant for $66 million.

The net cash used in financing activities of $1,864 million was primarily the result of allocated debt activity of $1,141 million and change in parent company investment of $508 million. In addition, we repaid $244 million of external debt.

Capitalization

At September 28, 2007, total debt was $4.088 billion, all due to third parties, compared with total debt at September 29, 2006 of $2.442 billion of which $2.144 billion was due to Tyco International Ltd. and affiliates. Tyco International’s consolidated debt, exclusive of amounts incurred directly by us, was proportionately allocated to us at September 29, 2006 based on the amount that management believed we used historically. Management believes the allocation basis for debt is reasonable based on our historical financing needs. However, this amount may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company.

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

In April 2007, we entered into a five-year unsecured senior revolving credit facility. The commitment under the credit facility is $1.500 billion. Borrowings under this credit facility bear interest, at our option, at a base rate or LIBOR, plus a margin dependent on our credit ratings and the amount drawn under the facility. We are required to pay an annual facility fee ranging from 4.5 to 12.5 basis points, depending on our credit ratings. Borrowings under the revolving credit facility of $724 million were used to repay a portion of the bridge loan facility. Following the draw downs, we had $776 million of available capacity under the revolving credit facility for working capital, capital expenditures and other corporate purposes.

Additionally, in April 2007, we entered into a $3.200 billion unsecured bridge loan facility. The bridge facility matures in April 2008. Interest and fees under the bridge facility are substantially the same as those under the revolving credit facility. The bridge facility contains provisions that may require mandatory prepayments or reduction of unused commitments if we issue debt or equity. In May 2007, we increased the amount of this facility by $1.050 billion, bringing the total facility to $4.250 billion. Borrowings under the unsecured bridge loan facility were used to fund a portion of Tyco International’s debt tender offers, to repay a portion of Tyco International’s bank credit facilities and to finance a portion of Tyco International’s class action settlement.

In October 2007, we completed a private placement offering of $2.750 billion aggregate principal amount of fixed rate senior notes, comprised of the following: $250 million of 5.15% notes due 2010; $500 million of 5.45% notes due 2012; $1.150 billion of 6.0% notes due 2017; and $850 million of 6.55% notes due 2037. The net proceeds of $2.727 billion were used to repay a portion of our borrowings under our unsecured bridge loan facility.

Our credit and bridge facility agreements contain a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Certain of our operating subsidiaries have uncommitted overdraft and similar types of facilities, which total $132 million, the majority of which was available at September 28, 2007. Generally, these facilities expire annually and most are renewable and are established primarily within our non-U.S. operations.

Dividends

On September 28, 2007, the Board of Directors declared a quarterly cash dividend of $0.16 per share to shareholders of record at the close of business on October 9, 2007. The dividend was paid on November 9, 2007. We expect that we will continue to pay comparable dividends to holders of our common shares. The timing, declaration and payment of future dividends to holders of our common shares, however, falls within the discretion of our Board of Directors and will depend upon many factors, including the statutory requirements of Bermuda law, our earnings and financial condition, the capital requirements of our businesses, industry practice and any other factors the Board of Directors deems relevant.

Commitments and Contingencies

Contractual Obligations

A summary of our contractual obligations and commitments for external debt, minimum lease payment obligations under non-cancelable operating leases and other obligations at September 28, 2007 is presented in the following table (dollars in millions).

	Total	2008	2009	2010	2011	2012	Thereafter
External debt(1)	$6,617	$589	$170	$169	$413	$880	$4,396
Capital leases(1)	147	20	18	19	32	20	38
Operating leases	413	98	77	57	45	37	99
Purchase obligations(2)	184	81	21	19	19	15	29
Holdback liabilities(3)	26	26	—	—	—	—	—

Total contractual cash obligations(4)	$7,387	$814	$286	$264	$509	$952	$4,562

(1)

Includes interest on fixed rate debt and capital leases. The table has been updated to reflect the private placement offering of long-term fixed rate senior notes entered into in October 2007. Note 21 to the

Consolidated and Combined Financial Statements provides further information regarding the private placement offering.
(2)	Purchase obligations consist of commitments for purchases of good and services.
(3)	Holdback liabilities primarily relate to the fiscal 2006 acquisition of Confluent.
(4)	Because the timing of their future cash outflows is uncertain, other liabilities of $805 million, primarily consisting of liabilities pertaining to pension and postretirement benefits, environmental liabilities, insurable liabilities and deferred compensation, are excluded from this table. The minimum required contributions to our pension plans are expected to be $28 million in fiscal 2008. In addition, we expect to pay $12 million in fiscal 2008 related to our postretirement benefit plans.

At September 28, 2007, we had outstanding letters of credit and letters of guarantee in the amount of $151 million.

Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Note 18 to our Consolidated and Combined Financial Statements provides further information regarding legal proceedings.

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

In fiscal 2007, we were allocated a net charge of $1.202 billion from Tyco International, for which no tax benefit was realized. This amount is comprised of our portion of the class action settlement of $1.249 billion, net of our portion of the related insurance recovery of $47 million. The portion allocated to us was consistent with our sharing percentage included in the Separation and Distribution Agreement. At September 28, 2007, we had a $2.992 billion class action settlement liability for the full amount owed under the settlement, which includes accrued interest on the liability, and a $1.740 billion receivable from Tyco International and Tyco Electronics for their portions of the liability. The $1.740 billion receivable is included in “Class action settlement receivable” in our Consolidated Balance Sheet at September 28, 2007. Borrowings under our unsecured bridge loan facility and cash were used to fund our portion of the payment into an escrow account intended to be used to settle the liability. “Interest in class action settlement fund” in our Consolidated Balance Sheet at September 28, 2007 represents our $1.257 billion interest in Tyco International’s funds held in escrow to settle the class action lawsuits.

If the proposed settlement were not consummated on the agreed terms or if the unresolved class action lawsuits were determined in a manner adverse to Tyco International, it is possible that our portion of such liability would have a material adverse effect on our results of operations, financial condition or cash flows. Moreover, Tyco International stipulated, pursuant to a court order, that we will be primarily liable for a portion of the obligations arising from the Tyco International shareholder litigation. The stipulation also provides that if any party defaults on its obligations, the other parties will be jointly and severally liable for those obligations. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

Income Taxes

Our income tax returns are periodically examined by various tax authorities. In connection with such examinations, tax authorities, including the U.S. Internal Revenue Service (IRS), have raised issues and proposed tax adjustments. During fiscal 2007, the IRS concluded its field examination of certain of Tyco International’s, including Covidien’s and Tyco Electronics’, U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent’s Reports (RARs) in May and June of 2007 which reflect the IRS’s determination of proposed tax adjustments for the periods under audit. The RARs propose tax audit adjustments to certain of Tyco International’s previously filed tax return positions, all of which Tyco International and Covidien expected and previously assessed at each balance sheet date. Accordingly, we made no additional provision during fiscal 2007 with respect to our share of the proposed audit adjustments contained in the RARs.

It is our understanding that Tyco International will appeal other proposed tax adjustments totaling approximately $1 billion and Tyco International intends to vigorously defend its prior filed tax return positions. We believe that the amounts recorded in our financial statements relating to our share of these tax adjustments are adequate. However, the ultimate resolution of these matters is uncertain and could have an adverse impact on our results of operations, financial condition or cash flows. In addition, ultimate resolution of these matters could result in Tyco International filing amended U.S. federal income tax returns for years subsequent to the current 1997 to 2000 audit period and could have an adverse impact on our effective tax rate in future reporting periods. We may also be required to accrue and pay additional taxes for contingencies not related to Covidien as a result of the Tax Sharing Agreement with Tyco International and Tyco Electronics.

In fiscal 2004, Tyco International submitted to the IRS proposed adjustments to the U.S. federal income tax returns for the 1997 through 2000 fiscal years, resulting in a reduction in the taxable income previously filed. During fiscal 2006, the IRS accepted substantially all of the proposed adjustments. Also during fiscal 2006, Tyco International developed proposed amendments to U.S. federal income tax returns for additional periods through 2002. On the basis of previously accepted amendments, we determined that acceptance of these adjustments is probable and, accordingly, recorded the adjustments in our Consolidated and Combined Financial Statements. These adjustments resulted in a $285 million decrease in non-current deferred income tax assets and a $269 million decrease to non-current income taxes payable in fiscal 2006. Such adjustments did not have a material impact on our results of operations, cash flows or our ongoing effective tax rate.

Tyco International has yet to complete proposed amendments to its U.S. federal income tax returns for periods subsequent to fiscal 2002, which will primarily reflect the roll forward of the amendments for fiscal 1997 through fiscal 2002. When our tax return positions are updated, additional adjustments may be identified and recorded in our Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, we believe that any resulting adjustments will not have a material impact on our results of operations, financial condition or cash flows.

In accordance with the Tax Sharing Agreement with Tyco International and Tyco Electronics, we share certain contingent liabilities relating to unresolved tax matters of legacy Tyco International, with Covidien assuming 42%, Tyco International 27% and Tyco Electronics 31% of the total amount. We are the primary obligor to the taxing authorities for $517 million of these contingent tax liabilities which are recorded on the Consolidated Balance Sheet. The actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years.

In addition, pursuant to the terms of the Tax Sharing Agreement, we recorded a long-term receivable from Tyco International and Tyco Electronics of $306 million which is classified as “Due from related parties” in our Consolidated Balance Sheet at September 28, 2007. This receivable primarily reflects 58% of the $517 million contingent tax liabilities, excluding a portion which is not subject to the Tax Sharing Agreement. If Tyco International and Tyco Electronics default on their obligations to the Company under the Tax Sharing Agreement, we would be liable for the entire amount of these liabilities.

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

Off-Balance Sheet Arrangements

Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities, of which we assumed and are responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon our separation from Tyco International with the assistance of a third-party valuation firm in accordance with FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and accordingly, liabilities amounting to $760 million were recorded in our Consolidated Balance Sheet as of September 28, 2007, the offset of which was reflected in Shareholders’ Equity. To the extent such recorded liabilities change, the increase or decrease will be reflected in “Other expense, net” in our Consolidated Statements of Operations in future periods.

Prior to Separation, Tyco International made a payment to the IRS as an advance against certain of the proposed tax adjustments. Our share of the payment under the Tax Sharing Agreement was $192 million. This payment had the effect of reducing our liabilities recorded for guarantee arrangements and indemnifications entered into with Tyco International and Tyco Electronics pursuant to the Separation and Distribution Agreement. In addition, this payment reduced our cash balance upon Separation.

Certain of our business segments have guaranteed the performance of third parties and provided financial guarantees for financial commitments. Recourse, as it relates to these guarantees, indicates we will, in the event of customer default, buy back a transaction from a customer financing partner at a predetermined discount of the remaining payments. Using historical data of previous loss levels, a risk percentage is assigned to recourse transactions to estimate required liabilities. Full credit reviews are performed to assess risk and liability requirements on individual, large transactions. The total exposure under specific recourse and risk-sharing guarantees and related liabilities at September 28, 2007 was not significant. The potential exposure for non-performance under the guarantees would not have a material effect on our results of operations, financial condition or cash flows.

In disposing of assets or businesses, we often provide representations, warranties and indemnities to cover various risks, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that these uncertainties would have a material adverse effect on our results of operations, financial condition or cash flows.

We have recorded liabilities for known indemnifications included as part of environmental liabilities. Note 18 to our Consolidated and Combined Financial Statements provides further information with respect to these liabilities.

We are liable for product performance, however in the opinion of management, such obligations will not significantly affect our results of operations, financial condition or cash flows.

Critical Accounting Policies and Estimates

The preparation of the Consolidated and Combined Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.

Revenue Recognition—We recognize revenue for product sales when title and risk of loss have transferred from us to the buyer, which may be upon shipment or upon delivery to the customer site, based on contract terms or legal requirements in non-U.S. jurisdictions.

In certain circumstances, we enter into arrangements in which we provide multiple deliverables to our customers. Agreements with multiple deliverables are divided into separate units of accounting. Total revenue is first allocated among the deliverables based upon their relative fair values. Revenue is then recognized for each deliverable in accordance with the principles described above. Fair values are determined based on sales of the individual deliverables to other third parties.

We sell products both direct to end user customers and through distributors who resell the products to end user customers. Rebates are provided to certain distributors that sell to end user customers at prices determined in accordance with a contract between us and the end user customer. Provisions for rebates, as well as sales discounts and returns, are accounted for as reduction of sales when revenue is recognized and are included in our reserve for returns, rebates and sales allowances within accounts receivable trade in the Consolidated and Combined Balance Sheets. We estimate rebates based on sales terms, historical experience and trend analysis. In estimating rebate accruals, we consider the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analysis, contractual commitments including stated rebate rates and other relevant information. We adjust reserves to reflect differences between estimated and actual experience, and record such adjustment against net product sales revenue in the period of adjustment. Historical adjustments to recorded reserves have not been significant and we do not expect significant revisions of these estimates in the future. Rebates charged against gross sales in fiscal 2007 amounted to approximately $2.1 billion.

Inventories—Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value. We reduce the carrying value of inventory based on estimates of what is excess, slow-moving and obsolete, as well as inventory whose carrying value is in excess of net realizable value. These write-downs are based on current assessments about future demands, market conditions and related management initiatives. If future market conditions and actual demands ultimately are less favorable than those projected, we would further reduce the carrying value of the inventory and record a charge to earnings at the time such determination was made. Actual results historically have not differed materially from management’s estimates.

Property, Plant and Equipment—Management periodically evaluates the net realizable value of property, plant and equipment relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. We review property, plant and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. When indicators of potential impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying business. We assess the recoverability of assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is estimated based upon the present value of discounted estimated future cash flows or other reasonable estimates of fair value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Since judgment is involved in determining the fair value and useful lives of property, plant and equipment, there is a risk that the carrying value of our property, plant and equipment may be overstated or understated.

Intangible Assets—Intangible assets include intellectual property consisting primarily of patents, trademarks and unpatented technology. We record intangible assets at historical cost and amortize such assets using the straight-line method over ten to forty years. Amortization expense is included in selling, general and administrative expenses. We evaluate the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. Intangible assets that are not subject to amortization, which are comprised primarily of certain trademarks, are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We review intangible assets subject to amortization for impairment in the same manner as property, plant and equipment which is described above.

Business Combinations—Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including purchased research and development. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

Purchased research and development represents the estimated fair value as of the acquisition date of in-process projects that have not reached technological feasibility and have no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval. We expense the value attributable to in-process research and development projects at the time of acquisition.

The valuation of in-process research and development is determined using the discounted cash flow method. In determining the value of in-process research and development, we consider, among other factors, appraisals, the stage of completion of the projects, the technological feasibility of the projects, whether the projects have an alternative future use and the estimated residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives. The discount rate used is determined at the time of acquisition and includes a rate of return which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized.

Goodwill—In performing goodwill assessments, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. Since judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated or understated. We calculate our goodwill valuations using an income approach based on the present value of future cash flows of each reporting unit. This approach incorporates many assumptions including future growth rates, discount factors and income tax rates. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods.

We test goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. When conducting an annual goodwill impairment test, we utilize a two-step approach. The first step requires a comparison of the carrying value of the reporting units to the fair value of these units. If the carrying value of a reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

During fiscal 2007, we recorded a goodwill impairment charge of $256 million within the Retail Products segment. There were no goodwill impairments related to continuing operations during 2006 and 2005. Goodwill impairments included in loss from discontinued operations in fiscal 2005 totaled $162 million.

Contingencies—We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, patent infringement, product liability and environmental matters, as further discussed in Note 18 to our Consolidated and Combined Financial Statements. Accruals recorded for various contingencies including legal proceedings, self-insurance and other claims are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. When a range is established but a best estimate cannot be made, we record the minimum loss contingency amount. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are reevaluated each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss, and therefore we record the minimum amount, which could be zero. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. We record receivables from third party insurers when we have determined that existing insurance policies will provide reimbursement. In making this determination, we consider applicable deductibles, policy limits and the historical payment experience of the insurance carriers.

Pension and Postretirement Benefits—Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations and increases pension expense. A 25 basis point decrease in the discount rate would increase our present value of pension obligations by approximately $29 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our annual pension expense by approximately $3 million.

Guarantees—We have, from time to time, provided guarantees and indemnifications to unrelated parties. These guarantees have not been material to the Consolidated and Combined Financial Statements and the maximum potential payments are not material.

We periodically reassess our exposure and potential loss under these arrangements, and, in the event that an increase in the fair value of the guarantee occurs, a charge to income will be required.

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. See Note 11 for more information.

Income Taxes—In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state, federal and international pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

We currently have recorded significant valuation allowances that we intend to maintain unless it becomes more likely than not the deferred tax assets will be realized. Our valuation allowances for deferred tax assets of $447 million and $197 million at September 28, 2007 and 2006, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. Our income tax expense recorded in the future will be reduced to the extent of decreases in our valuation allowances. We believe that we will generate sufficient future taxable income in the appropriate jurisdiction to realize the tax benefits related to the remaining net deferred tax assets in the Consolidated and Combined Balance Sheets. However, any reduction in future taxable income including but not limited to any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. If a change in a valuation allowance occurs, which was established in connection with an acquisition, such adjustment may reduce goodwill rather than the income tax provision. At September 28, 2007, approximately $22 million of the valuation allowances will ultimately reduce goodwill if the net operating losses are utilized.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, financial condition or cash flows.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the tax liabilities relate to tax uncertainties existing at the date of the acquisition of a business, the adjustment of such tax liabilities will result in an adjustment to the goodwill recorded at the date of acquisition. Management has reviewed with tax counsel the issues raised by these taxing authorities and the adequacy of these recorded amounts. Substantially all of these potential tax liabilities are recorded in non-current “Income taxes” in the Consolidated and Combined Balance Sheets as payment is not expected within one year.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. We presently use a measurement date of August 31. SFAS No. 158 also requires additional financial statement disclosures. We adopted the recognition and disclosure provisions of SFAS No. 158 at the end of fiscal 2007, and accordingly recognized an after-tax reduction of $51 million through shareholders’ equity. We have not yet adopted the measurement date provisions which become effective in fiscal 2009. We are currently assessing the impact the measurement date provisions will have on its results of operations, financial condition and cash flows.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R). SFAS 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value. These fair value provisions will be applied to contingent consideration, in-process research and development and acquisition contingencies. Purchase accounting adjustments will be reflected during the period in which an acquisition was originally recorded. Additionally, the new standard requires transaction costs and restructuring charges to be expensed. SFAS 141(R) is effective for us for acquisitions closing during and subsequent to the first quarter of fiscal 2010. We are currently assessing the impact of SFAS 141(R) on our results of operations, financial condition and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than at historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective in the first quarter of fiscal 2009. We are currently assessing the impact SFAS No. 159 will have on our results of operations, financial condition and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for us in fiscal 2009. We are currently assessing the impact SFAS No. 157 will have on our results of operations, financial condition and cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for us in the first quarter of fiscal 2008. We are currently assessing the impact FIN 48 will have on our results of operations, financial condition and cash flows.

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

The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates and currency exchange rates. In order to manage the volatility to our more significant market risks, we enter into derivative financial instruments such as forward currency exchange contracts.

Foreign currency risk arises from our investments in affiliates and subsidiaries owned and operated in foreign countries. Such risk is also a result of transactions with customers in countries outside the United States. We use forward currency exchange contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions denominated in certain foreign currencies. Based on a sensitivity analysis of our existing forward contracts outstanding at September 28, 2007, a 10% appreciation of the U.S. dollar from the September 28, 2007 market rates would increase the unrealized value of our forward contracts on our balance sheet by $142 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of forward contracts on our balance sheet by $174 million. However, such gains or losses on these contracts would be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Interest rate risk primarily results from variable rate debt obligations. At September 28, 2007, our variable rate debt instruments as a percentage of total debt instruments was 30%. Based on a sensitivity analysis of the variable rate financial obligations in our debt portfolio as of September 28, 2007, it is estimated that a 25 basis point interest rate movement in the average market interest rates (either higher or lower) in fiscal 2008 would either decrease or increase interest expense by approximately $3 million. Over time, we may seek to adjust the percentage of variable rate financial obligations in our debt portfolio through the use of swaps or other financial instruments.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated and Combined Statements of Operations for fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005

Consolidated and Combined Balance Sheets at September 28, 2007 and September 29, 2006

Consolidated and Combined Statements of Shareholders’ Equity for fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005

Consolidated and Combined Statements of Cash Flows for fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005

Notes to Consolidated Financial Statements

Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts

All other financial statements and schedules have been omitted since the information required to be submitted has been included in the consolidated financial statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.

Information on quarterly results of operations is set forth in Note 20 to the Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly-public companies. The material weakness noted below was identified in connection with the audit of our financial statements not in connection with an audit of our internal controls over financial reporting.

As discussed in our Quarterly Report on Form 10-Q for the quarter ended June 29, 2007 and in our information statement filed as Exhibit 99.1 to our Current Report on Form 8-K on June 8, 2007, we identified a material weakness in our internal control over financial reporting relating to accounting for income taxes. This weakness stemmed from our reliance on the processes used by Tyco International to prepare our carve-out accounts for income taxes and also the fact that we did not have our own tax department and had not designed controls or implemented processes to review and analyze the tax information prepared and provided by Tyco International, including the determination of income tax provisions, income taxes payable and receivable and deferred income tax balance. We are continuing to build our tax accounting resources and implement reconciliations and review processes in response to this weakness. We are also addressing weaknesses relating to our reconciliation process for determining the tax bases of assets and liabilities used in the computation of deferred income taxes, including the impact of amended returns on such tax bases. We continue to develop and implement new control processes and procedures to address these weaknesses and also to ensure that we become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 as required.

We continue to undertake steps to strengthen our controls over accounting for income taxes, including:

•	Increasing oversight by our management in the calculation and reporting of certain tax balances of our non-U.S. operations;

•	Enhancing policies and procedures relating to account reconciliation and analysis;

•	Augmenting our tax accounting resources;

•	Increasing communication to information providers for tax jurisdiction specific information; and

•	Strengthening communication and information flows between the Tax department and the Controllers group.

Our material weaknesses in controls over accounting for income taxes will not be considered remediated until new internal controls are operational for a period of time and are tested, and management and our independent registered public accounting firm conclude that these controls are operating effectively. Due to the nature of and time necessary to effectively remediate the material weakness identified to date, we have concluded that a material weakness in our internal control over financial reporting to accounting for income taxes continues to exist as of September 28, 2007.

Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information concerning Directors, including committees of our Board of Directors, may be found under the captions “Proposal Number One—Election of Directors,” “Board of Directors and Board Committees,” and “Corporate Governance,” in our definitive proxy statement for our 2008 Annual General Meeting of Shareholders (the “2008 Proxy Statement”). Such information is incorporated herein by reference. Information regarding our executive officers is included at the end of Part 1 of this Annual Report on Form 10-K. The information in the 2008 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption “Corporate Governance” in our 2008 Proxy statement and is incorporated herein by reference.

Code of Ethics

We have adopted the Covidien Guide to Business Conduct, which applies to all employees, officers and directors of Covidien. Our Guide to Business Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as all other employees, as indicated above. Our Guide to Business Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the New York Stock Exchange, Inc. Our Guide to Business Conduct is posted on our website at www.covidien.com under the heading “Investor Relations—Corporate Governance.” We will also provide a copy of our Guide to Business Conduct to shareholders upon request. We intend to disclose any amendments to our Guide to Business Conduct, as well as any waivers for executive officers or directors, on our website.

Item 11.	Executive Compensation

Information concerning executive compensation may be found under the captions “Compensation of Executive Officers,” “Compensation of Non-Employee Directors,” and “Compensation Committee Interlocks and Insider Participation” of our 2008 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our 2008 Proxy Statement set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(4)
Equity compensation plans approved by security holders	7,442,750	$43.03	23,400,702
Equity compensation plans not approved by security holders	—	—	—

TOTAL	7,442,750	$43.03	23,400,702

(1)	As of September 28, 2007, there were 5,327,600 shares of common stock to be issued upon exercise of outstanding options with a weighted average exercise price of $43.03 and 2,115,150 shares of common stock to be issued upon settlement of restricted stock units granted pursuant to our 2007 Stock and Incentive Plan.
(2)	This table does not include information regarding options and restricted stock units converted from Tyco International Ltd awards in connection with our separation from Tyco International Ltd. in June 2007. We did not assume any equity compensation plans from Tyco International Ltd. and no grants of Covidien equity may be made pursuant to any Tyco International Ltd. plans. As of September 28, 2007, there were 23,334,652 shares of common stock to be issued upon exercise of these converted options with a weighted average exercise price of $40.38 and 2,286,245 shares of common stock to be issued upon settlement of converted restricted stock units.
(3)	Does not take into account restricted stock unit awards, which do not have an exercise price.
(4)	As of September 28, 2007, there were 17,400,702 shares of common stock available for issuance pursuant to our 2007 Stock and Incentive Plan; 5,000,000 shares of common stock available for issuance pursuant to the Covidien Ltd. Employee Stock Purchase Plan and 1,000,000 million shares of common stock available for issuance pursuant to the Covidien Ltd. Savings Related Share Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information in our 2008 Proxy Statement set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Independence of Nominees for Director” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information in our 2008 Proxy Statement set forth under the captions “Proposal Number Two—Re-Appointment of Independent Auditors and Authorization of the Audit Committee to Set Their Remuneration,” “—Audit and Non-Audit Fees” and “—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) and (2) See Item 8—Financial Statements and Supplementary Data.

(3)	Exhibit Index:

Exhibit Number	Exhibit

2.1	Separation and Distribution Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated as of June 28, 2007 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

3.1	Memorandum of Association of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on January 18, 2007).

3.2	Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed on January 18, 2007).

3.3	Amended and Restated Bye-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

4.1(a)	Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(b)	First Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(b) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(c)	Second Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(c) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(d)	Third Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(d) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(e)	Fourth Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(e) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.2	Exchange and Registration Rights Agreement by and among Covidien International Finance S.A., Covidien Ltd. (as Guarantor) and Banc of America Securities LLC and Deutsche Bank Securities (as representatives of the Purchasers), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Registrant on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

Exhibit Number	Exhibit

10.1	Tax Sharing Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated as of June 28, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.2	Settlement Agreement, dated December 29, 2006, between Tyco International Ltd. and Richard J. Meelia (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed on January 18, 2007). (1)

10.3	Employment Agreement, dated December 29, 2006, between Tyco Healthcare Ltd. and Richard J. Meelia (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed on January 18, 2007). (1)

10.4	Separation of Employment Agreement and General Release, dated October 7, 2006, between Tyco Healthcare Group LP and Kevin J. Gould (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed on January 18, 2007). (1)

10.5	Covidien Ltd. 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on July 3, 2007). (1)

10.6	Covidien Ltd. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on July 3, 2007). (1)

10.7	Founders’ Grant Standard Option Terms and Conditions (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.8	Founders’ Grant Standard Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.9	Severance Plan for U.S. Officers and Executives (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.10	Change in Control Severance Plan (Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.11	Supplemental Savings and Retirement Plan (Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.12	Founders’ Grant Restricted Stock Unit Form of Letter Agreement for Directors (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.13	Founders’ Grant Standard Option Terms and Conditions for Directors (Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.14	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.15	364-day Senior Bridge Loan among Tyco International, Tyco International Group S.A., Covidien International Finance S.A., Covidien, the lenders party thereto and Citibank, N.A., as administrative agent dated as of April 25, 2007 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.16	Amendment No. 1 to 364-day Senior Bridge Loan dated as of May 25, 2007 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.17	Amendment No. 2 to 364-day Senior Bridge Loan Agreement among Covidien International Finance S.A., Covidien, the lenders party thereto and Citibank, N.A., as administrative agent dated as of November 6, 2007 (filed herewith).

Exhibit Number	Exhibit

10.18	Five-Year Senior Credit Agreement among Tyco International, Covidien International Finance S.A., Covidien, the lenders party thereto and Citibank, N.A., as administrative agent dated as of April 25, 2007 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.19	Amendment No. 1 to Five-Year Senior Credit Agreement among Covidien International Finance S.A., Covidien, the lenders party thereto and Citibank, N.A., as administrative agent dated as of November 6, 2007 (filed herewith).

10.20	Guarantor Assumption Agreement by and among Tyco International Ltd. and Covidien Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.21	Guarantor Assumption Agreement by and among Tyco International Ltd. and Covidien Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

21.1	Subsidiaries of the registrant (filed herewith).

23.1	Consent of Deloitte and Touche LLP (filed herewith).

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Management contract or compensatory plan.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVIDIEN LTD.

By:	/s/ RICHARD G. BROWN, JR.
Richard G. Brown, Jr.
Vice President, Chief Accounting Officer
and Corporate Controller
(Principal Accounting Officer)

Dated: December 13, 2007

/s/ CHARLES J. DOCKENDORFF
Charles J. Dockendorff
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD J. MEELIA Richard J. Meelia	Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2007

/s/ CHARLES J. DOCKENDORFF Charles J. Dockendorff	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 13, 2007

/s/ RICHARD G. BROWN, JR. Richard G. Brown, Jr.	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	December 13, 2007

/s/ CRAIG ARNOLD Craig Arnold	Director	December 13, 2007

/s/ ROBERT H. BRUST Robert H. Brust	Director	December 13, 2007

/s/ JOHN M. CONNORS, JR. John M. Connors, Jr.	Director	December 13, 2007

/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin	Director	December 13, 2007

/s/ TIMOTHY M. DONAHUE Timothy M. Donahue	Director	December 13, 2007

/s/ KATHY J. HERBERT Kathy J. Herbert	Director	December 13, 2007

/s/ RANDALL J. HOGAN, III Randall J. Hogan, III	Director	December 13, 2007

/s/ DENNIS H. REILLEY Dennis H. Reilley	Chairman of the Board	December 13, 2007

/s/ TADATAKA YAMADA Tadataka Yamada	Director	December 13, 2007

/s/ JOSEPH A. ZACCAGNINO Joseph A. Zaccagnino	Director	December 13, 2007

COVIDIEN LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Covidien Ltd.:

We have audited the accompanying consolidated and combined balance sheets of Covidien Ltd. and subsidiaries (previously the healthcare businesses of Tyco International Ltd.) (collectively the “Company”) as of September 28, 2007 and September 29, 2006 and the related consolidated and combined statements of operations shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 28, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the consolidated and combined financial position of the Company as of September 28, 2007 and September 29, 2006, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 28, 2007, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated and combined financial statements, prior to the separation of the Company from Tyco International Ltd., the Company was comprised of the assets and liabilities used in managing and operating the healthcare businesses of Tyco International Ltd. The combined financial statements also included allocations of corporate overhead, other expenses, debt and related interest expense from Tyco International Ltd. These allocations may not be reflective of the actual level of costs or debt which would have been incurred had the Company operated as a separate entity apart from Tyco International Ltd.

As discussed in Note 1 to the consolidated and combined financial statements, in 2007 the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).

/s/ Deloitte & Touche LLP

December 13, 2007

Boston, Massachusetts

COVIDIEN LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 28, 2007, September 29, 2006 and September 30, 2005

(in millions, except per share data)

	2007	2006	2005
Net sales	$10,170	$9,647	$9,535
Cost of products sold	5,333	5,161	4,835

Gross profit	4,837	4,486	4,700
Selling, general and administrative expenses	2,537	2,081	2,325
Research and development expenses	274	262	232
In-process research and development charges	38	63	—
Class action settlement, net of insurance recoveries	1,202	—	—
Impairments of long-lived assets	290	—	—
Restructuring and other charges, net	58	—	—
(Gain) loss on divestitures, net	—	(48)	5

Operating income	438	2,128	2,138
Interest expense	188	171	196
Interest income	(36)	(32)	(30)
Other expense, net	135	15	248

Income from continuing operations before income taxes	151	1,974	1,724
Income taxes	488	504	531

(Loss) income from continuing operations	(337)	1,470	1,193
Loss from discontinued operations, net of income taxes	5	315	158

Net (loss) income	$(342)	$1,155	$1,035

Basic earnings per share:
(Loss) income from continuing operations	$(0.68)	$2.96	$2.40
Loss from discontinued operations	0.01	0.63	0.32
Net (loss) income	(0.69)	2.33	2.08

Diluted earnings per share:
(Loss) income from continuing operations	$(0.68)	$2.96	$2.40
Loss from discontinued operations	0.01	0.63	0.32
Net (loss) income	(0.69)	2.33	2.08

Weighted-average number of shares outstanding:
Basic	497	497	497
Diluted	497	497	497

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN LTD.

CONSOLIDATED AND COMBINED BALANCE SHEETS

At September 28, 2007 and September 29, 2006

(in millions, except share data)

	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$872	$242
Accounts receivable trade, less allowance for doubtful accounts of $47 and $42	1,664	1,542
Inventories	1,309	1,255
Interest in class action settlement fund	1,257	—
Class action settlement receivables	1,740	—
Prepaid expenses and other current assets	378	334
Income taxes receivable	50	91
Deferred income taxes	286	179

Total current assets	7,556	3,643
Property, plant and equipment, net	2,691	2,558
Goodwill	5,932	6,114
Intangible assets, net	1,300	1,378
Deferred income taxes	81	—
Due from related parties	306	—
Other assets	462	415

Total Assets	$18,328	$14,108

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt, including amounts due to related party of $173 at September 29, 2006	$523	$194
Accounts payable	527	549
Accrued payroll and payroll related costs	246	131
Class action settlement liability	2,992	—
Accrued and other current liabilities	941	680
Income taxes payable	138	93

Total current liabilities	5,367	1,647
Long-term debt, including amounts due to related party of $1,971 at September 29, 2006	3,565	2,248
Income taxes payable	517	340
Deferred income taxes	572	376
Guaranteed contingent tax liabilities	760	—
Other liabilities	805	876

Total Liabilities	11,586	5,487
Commitments and contingencies (Note 18)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.20 par value, 1,000,000,000 authorized; 497,530,181 issued and outstanding at September 28, 2007	100	—
Share premium	16	—
Contributed surplus	5,983	—
Parent company investment	—	8,320
Accumulated earnings	—	—
Accumulated other comprehensive income	643	301

Total Shareholders’ Equity	6,742	8,621

Total Liabilities and Shareholders’ Equity	$18,328	$14,108

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years September 28, 2007, September 29, 2006 and September 30, 2005

(in millions)

	Common Shares		Contributed Surplus	Share Premium	Parent Company Investment	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number	Par Value
Balance at October 1, 2004	—	$—	$—	$—	$7,431	$—	$180	$7,611
Comprehensive income:
Net income	—	—	—	—	1,035	—		1,035
Currency translation	—	—	—	—	—	—	(51)	(51)
Minimum pension liability, net of income taxes of $11	—	—	—	—	—	—	(23)	(23)

Total comprehensive income								$961

Net transfers to parent	—	—	—	—	(565)	—	—	(565)

Balance at September 30, 2005	—	—	—	—	7,901	—	106	8,007

Comprehensive income:
Net income	—	—	—	—	1,155	—		1,155
Currency translation	—	—	—	—	—	—	155	155
Minimum pension liability, net of income taxes of $16	—	—	—	—	—	—	40	40

Total comprehensive income								1,350

Net transfers to parent	—	—	—	—	(736)	—	—	(736)

Balance at September 29, 2006	—	—	—	—	8,320	—	301	8,621

Comprehensive income:
Net income	—	—	—	—	(376)	—	—	(376)
Currency translation	—	—	—	—	—	—	160	160
Minimum pension liability, net of income tax benefit of $40	—	—	—	—	—	—	78	78

Total comprehensive income at June 29, 2007								(138)

Net transfer to parent and assumption of liabilities and forgiveness of Tyco International intercompany balances	—	—	—	—	(1,237)	—	—	(1,237)
Guaranteed contingent tax liabilities	—	—	(760)	—	—	—	—	(760)
Due from affiliates recorded under Tax Sharing Agreement	—	—	290	—	—	—	—	290
Income taxes assumed upon Separation	—	—	(138)	—	—	—	—	(138)
Transfers of parent company investment to contributed surplus	—	—	6,707	—	(6,707)	—	—	—
Issuance of common shares upon Separation	497	99	(99)	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	34	—	34
Currency translation	—	—	—	—	—	—	191	191
Minimum pension liability, net of income tax benefit of $22	—	—	—	—	—	—	18	18
Unrecognized (loss) on derivatives	—	—	—	—	—	—	(54)	(54)

Total comprehensive income at September 28, 2007								189

Dividends declared	—	—	(46)	—	—	(34)	—	(80)
Repurchase of common shares	—	—	(2)	—	—	—	—	(2)
Share options exercised	1	1	—	16	—	—	—	17
Equity-based compensation expense	—	—	31	—	—	—	—	31
Adjustment to apply the recognition provision of SFAS No. 158, net of income tax provision of $27	—	—	—	—	—	—	(51)	(51)

Balance at September 28, 2007	498	$100	$5,983	$16	$—	$—	$643	$6,742

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 28, 2007, September 29, 2006 and September 30, 2005

(in millions)

	2007	2006	2005
Cash Flows From Operating Activities:
Net (loss) income	$(342)	$1,155	$1,035
Loss from discontinued operations, net of income taxes	5	315	158

(Loss) income from continuing operations	(337)	1,470	1,193
Adjustments to reconcile net cash provided by operating activities:
Impairment of long-lived assets	290	—	—
In-process research and development charges	38	63	—
(Gain) loss on divestitures, net	—	(48)	5
Depreciation and amortization	409	366	351
Non-cash compensation expense	79	60	23
Deferred income taxes	(77)	321	60
Provision for losses on accounts receivable and inventory	62	48	41
Class action settlement charge, net of recoveries’	1,243	—	—
Loss on the early extinguishment of debt	155	—	243
Other non-cash items	(31)	33	22
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(33)	10	(38)
Inventories	(69)	(212)	(51)
Accounts payable	(34)	(25)	7
Income taxes payable	129	(263)	95
Accrued and other liabilities	276	(376)	256
Other	109	(112)	5

Net cash provided by continuing operating activities	2,209	1,335	2,212

Net cash (used in) provided by discontinued operating activities	—	(131)	172

Net cash provided by operating activities	2,209	1,204	2,384

Cash Flows From Investing Activities:
Capital expenditures	(388)	(432)	(331)
Acquisitions, net of cash acquired	(117)	(382)	(66)
Divestitures, net of cash retained	—	74	4
Increase in restricted cash	(7)	(32)	—
Interest in class action settlement fund	(1,257)	—	—
Other	25	(8)	14

Net cash used in continuing investing activities	(1,744)	(780)	(379)

Net cash provided by (used in) discontinued investing activities	35	856	(29)

Net cash (used in) provided by investing activities	(1,709)	76	(408)

Cash Flows From Financing Activities:
Repayment of external debt	(525)	(33)	(244)
Issuance of external debt	4,298	—	—
Allocated debt activity	(2,291)	(548)	(1,141)
Net transfers to parent company	(1,319)	(601)	(508)
Transfers from discontinued operations	—	634	49
Other	(18)	87	(20)

Net cash provided by (used in) continuing financing activities	145	(461)	(1,864)

Net cash used in discontinued financing activities	(35)	(716)	(131)

Net cash provided by (used in) financing activities	110	(1,177)	(1,995)

Effect of currency rate changes on cash	20	7	2
Net increase (decrease) in cash and cash equivalents	630	110	(17)
Less: net (increase) in cash related to discontinued operations	—	(9)	(12)
Cash and cash equivalents at beginning of year	242	141	170

Cash and cash equivalents at end of year	$872	$242	$141

Supplementary Cash Flow Information:
Interest paid	$199	$177	$199
Income taxes paid, net of refunds	$425	$253	$285
Dividends declared, but not yet paid	$80	$—	$—

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

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

Basis of Presentation—The accompanying Consolidated and Combined Financial Statements reflect the consolidated operations of Covidien Ltd. and its subsidiaries as an independent publicly-traded company following June 29, 2007, and a combined reporting entity comprising the assets and liabilities used in managing and operating Tyco International’s healthcare businesses, including Covidien Ltd., prior to June 29, 2007. Certain subsidiaries have disposed of some of the operations previously owned. Where appropriate, these operations have been reflected as discontinued operations in the Consolidated and Combined Financial Statements presented herein.

The Consolidated and Combined Financial Statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the Consolidated and Combined Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates.

The Company’s Consolidated and Combined Financial Statements for periods prior to June 29, 2007 may not be indicative of its future performance and do not necessarily reflect what its combined results of operations, financial condition and cash flows would have been had it operated as an independent, publicly-traded company during the periods presented. To the extent that an asset, liability, revenue or expense is directly associated with the Company, it is reflected in the accompanying Consolidated and Combined Financial Statements. Certain general corporate overhead, other expenses, debt and related net interest expense and loss on early extinguishment of debt have been allocated for periods prior to the Separation by Tyco International to the Company. Management believes such allocations are reasonable; however, they may not be indicative of the actual expenses the Company would have incurred had the Company been operating as an independent, publicly-traded company for the periods presented. Note 17 provides further information regarding allocated expenses. Following the Separation, the Company performs these functions using internal resources or purchased services, certain of which may be provided by Tyco International during a transitional period pursuant to the Separation and Distribution Agreement dated June 29, 2007, among Covidien, Tyco International, and Tyco Electronics (the “Separation and Distribution Agreement”). Note 17 provides additional information regarding the Separation and Distribution Agreement.

Principles of Consolidation—The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares or has the ability to control through similar rights. All intercompany transactions have been eliminated. The results of companies acquired or disposed of are included in the Consolidated and Combined Financial Statements from the effective date of acquisition or up to the date of disposal.

Revenue Recognition—The Company recognizes revenue for product sales when title and risk of loss have transferred from the Company to the buyer, which may be upon shipment or upon delivery to the customer site, based on contract terms or legal requirements in non-U.S. jurisdictions.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

In certain circumstances, the Company enters into arrangements in which it provides multiple deliverables to its customers. Agreements with multiple deliverables are divided into separate units of accounting. Total revenue is first allocated among the deliverables based upon their relative fair values. Revenue is then recognized for each deliverable in accordance with the principles described above. Fair values are determined based on sales of the individual deliverables to other third parties.

Customers may also require the Company to maintain consignment inventory at the customer’s location. The Company recognizes revenues and costs associated with consignment inventory upon the notification of usage by the customer.

The Company sells products both direct to end user customers and through distributors who resell the products to end user customers. Rebates are provided to certain distributors that sell to end user customers at prices determined in accordance with a contract between the Company and the end user customer. Provisions for rebates, as well as sales discounts and returns, are accounted for as reduction of sales when revenue is recognized and are included in the reserve for returns, rebates and sales allowances within “Accounts receivable trade” in the Consolidated and Combined Balance Sheets. Rebates are estimated based on sales terms, historical experience and trend analysis. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific sales trend analysis, contractual commitments including stated rebate rates and other relevant information. The Company adjusts reserves to reflect differences between estimated and actual experience, and records such adjustment as a reduction of sales in the period of adjustment. Rebates charged against gross sales amounted to $2.1 billion, $2.3 billion and $2.1 billion in fiscal 2007, 2006 and 2005, respectively.

Research and Development—Internal research and development costs are expensed as incurred. Research and development expenses include salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other costs.

Amounts related to research and development collaborations with third parties are expensed as incurred up to the point of regulatory approval. Third-party costs subsequent to regulatory approval are capitalized and amortized over the estimated useful life of the related product. Amounts capitalized for such costs are included in other intangibles, net of accumulated amortization.

Advertising—Advertising costs are expensed when incurred. Advertising expense was $83 million, $84 million and $94 million in fiscal 2007, 2006 and 2005, respectively, and is included in “Selling, general and administrative expenses” in the Consolidated and Combined Statements of Operations.

Currency Translation—For the Company’s non-U.S. subsidiaries that transact in a functional currency other than U.S. dollars and do not operate in highly inflationary environments, assets and liabilities are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during the related month. The net effect of these translation adjustments is shown in the Consolidated and Combined Financial Statements as a component of “Accumulated other comprehensive income” within “Shareholders’ Equity.” For subsidiaries operating in highly inflationary environments or where the functional currency is different from local currency, inventories and property, plant and equipment, including related expenses, are translated at the rate of exchange in effect on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments of these subsidiaries are included in net income.

Losses resulting from foreign currency transactions included in net income were $27 million, $18 million and $27 million in fiscal 2007, 2006 and 2005, respectively.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents—All highly liquid investments purchased with maturities of three months or less from the time of purchase are considered to be cash equivalents.

On occasion, the Company is required to provide cash collateral to secure contractual obligations related to acquisitions or divestitures or other legal obligations. The amount of restricted cash in collateral was $53 million and $46 million at the end of fiscal 2007 and 2006, respectively. Restricted cash is included in prepaid expenses and other current assets or other assets based on the nature of the restriction.

Allowance for Doubtful Accounts—The allowance for doubtful accounts receivable reflects the best estimate of losses inherent in the Company’s accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence. Accounts receivable are written off when management determines they are uncollectible.

Inventories—Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value. The Company provides reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. The Company generally utilizes the straight-line method of depreciation over the following estimated useful lives of the assets:

Buildings and related improvements	2 to 40 years
Machinery and equipment	2 to 25 years

Upon retirement or other disposal of property, plant and equipment, the cost and related amount of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds is included in net income.

The Company reviews property, plant and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is estimated based upon the present value of discounted future cash flows or other reasonable estimates of fair value.

Leases—The Company categorizes its facility and equipment leases at their inception as either operating or capital leases. These leases, which expire at various dates, generally provide for the Company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Incentives the Company receives are treated as a reduction of its costs over the term of the related lease agreements. The Company recognizes costs for operating leases on a straight-line basis regardless of payment terms that defer the commencement date of required payments. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected economic useful life or the remaining term of the lease.

Intangible Assets—Intangible assets include intellectual property consisting primarily of patents, trademarks and unpatented technology. The Company records intangible assets at cost and amortizes certain of such assets using the straight-line method over ten to forty years. Amortization expense is included in selling, general and administrative expenses. The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. Intangible assets that are not subject to amortization, which are comprised primarily of certain trademarks, are tested for impairment annually or more

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

frequently if events or changes in circumstances indicate that the asset might be impaired. The Company reviews intangible assets subject to amortization for impairment in the same manner as property, plant and equipment discussed above.

Business Combinations—Amounts paid for acquisitions are allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company then allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including purchased research and development. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

The Company’s purchased research and development represents the estimated fair value as of the acquisition date of in-process projects that have not reached technological feasibility and have no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval. The Company expenses the value attributable to in-process research and development (“IPR&D”) projects at the time of acquisition.

The valuation of IPR&D is determined using the discounted cash flow method. In determining the value of IPR&D, the Company considers, among other factors, appraisals, the stage of completion of the projects, the technological feasibility of the projects, whether the projects have an alternative future use and the estimated residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives. The discount rate used is determined at the time of acquisition and includes a rate of return which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized.

Goodwill—The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The Company utilizes a two-step approach. The first step requires a comparison of the carrying value of the reporting units to the fair value of these units. The Company estimates the fair value of its reporting units through internal analyses and external valuation, which utilize an income approach based on the present value of future cash flows. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

Investments—The Company invests in equity and debt securities. Long-term investments in marketable equity securities that represent less than 20% ownership and investments in debt securities are classified as available for sale and marked to market at the end of each accounting period. Unrealized gains and losses are credited or charged to other comprehensive income within shareholders’ equity for available for sale securities unless an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. Management determines the proper classification of investments in debt obligations with fixed maturities and equity securities for which there is a readily determinable market value at the time of purchase and reevaluates such classifications as of each balance sheet date. Realized gains and losses on sales of investments are included in “Other expense, net” in the Consolidated and Combined Statements of Operations.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Other equity investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting, such that they are recorded at the lower of cost or estimated net realizable value. The carrying value of investments accounted for under the cost method was $52 million and $24 million at the end of fiscal 2007 and 2006, respectively. For equity investments in which the Company exerts significant influence over operating and financial policies but do not control, the equity method of accounting is used. The carrying value of these investments was $23 million and $22 million at the end of fiscal 2007 and 2006, respectively. Investments accounted for under both the cost and equity methods are included in “Other assets” in the Consolidated and Combined Balance Sheets. The Company’s share of net income or losses of equity investments is included in “Other expense, net” in the Consolidated and Combined Statements of Operations and was not material in any period presented.

Environmental Costs—The Company is subject to laws and regulations relating to protecting the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. The Company discounts environmental liabilities using a risk-free rate of return when the obligation is fixed or reliably determinable. The impact of the discount was not material in any period presented.

Asset Retirement Obligations—The Company establishes asset retirement obligations for the present value of estimated future costs to return certain of its facilities to their original condition. The recorded liabilities are accreted to the future value of the estimated restoration costs. The accretion of the liability and the depreciation of the capitalized cost is recognized over the estimated useful lives of the facilities, which range from 23 to 25 years.

Income Taxes—Income taxes are computed on a stand-alone basis in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” In these Consolidated and Combined Financial Statements, the income tax benefits of a consolidated income tax return have been reflected where such returns have or could be filed based on the entities and jurisdictions included in the financial statements.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the Consolidated and Combined Financial Statements. Deferred tax assets and liabilities are determined based on the differences between the book and tax bases of assets and liabilities and operating loss carryforwards, using tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Insurable Liabilities—The Company records liabilities for its workers’ compensation, product, general and automobile liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. Certain insurable liabilities are discounted using a risk-free rate of return when the future expenditures related to the obligations are reliably determinable. The impact of the discount was not material in any period presented. The Company records receivables from third-party insurers when it has determined that existing insurance policies will provide reimbursement. In making this determination, consideration is given to applicable deductibles, policy limits, legal obligations of insurance carriers and historical experience of payment by such carriers.

Parent Company Investment— Prior to June 29, 2007, Tyco International’s investment in the healthcare businesses, the Company’s accumulated net earnings after taxes and the net effect of transactions with and allocations from Tyco International is shown as “Parent Company Investment” in the Combined Financial

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Statements. Note 17 provides additional information regarding the allocation to the Company of various expenses incurred by Tyco International. After Separation adjustments were recorded, the remaining parent company investment balance, which includes all earnings prior to the Separation, was transferred to contributed surplus. Net income subsequent to the Separation is included in accumulated earnings.

Share Premium and Contributed Surplus—In accordance with the Bermuda Companies Act 1981, when the Company issues shares for cash at a premium to their par value, the resulting premium is credited to a share premium account, a non-distributable reserve. When the Company issues shares in exchange for shares of another company, the excess of the fair value of the shares acquired over the par value of the shares issued by the Company is credited, where applicable, to contributed surplus, which is, subject to certain conditions, a distributable reserve.

Recently Adopted Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158 additional financial statement disclosures are required. The Company adopted the recognition and disclosure provisions of SFAS No. 158 at the end of fiscal 2007.

The effect of applying SFAS No. 158 to individual line items in the Consolidated Balance Sheet as of September 28, 2007 is presented below (dollars in millions):

	Before Adoption of SFAS No. 158	Adjustments	After Adoption of SFAS No. 158

Prepaid expense and other current assets	466	(88)	378
Intangible assets, net	1,305	(5)	1,300
Other assets	444	18	462
Accrued and other liabilities	920	21	941
Deferred income tax liability (non-current)	599	(27)	572
Other liabilities (non-current)	823	(18)	805
Accumulated other comprehensive income	694	(51)	643

In addition, under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end within two fiscal years after the initial adoption of the accounting standard. Currently, the Company uses a measurement date of August 31st, however, the Company will transition to a measurement date that coincides with its fiscal year end no later than fiscal 2009. The Company is currently assessing the impact that the measurement date provision will have on its results of operations, financial condition and cash flows.

Recently Issued Accounting Pronouncements—In December 2007, the FASB issued SFAS No. 141(R). SFAS 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value. These fair value provisions will be applied to contingent consideration, in-process research and development and acquisition contingencies. Purchase accounting adjustments will be reflected during the period in which an acquisition was originally recorded. Additionally, the new standard requires transaction costs and restructuring charges to be expensed. SFAS 141(R) is effective for the Company for acquisitions closing during and subsequent to the first quarter of fiscal 2010. The Company is currently assessing the impact of SFAS 141(R) on its results of operations, financial condition and cash flows.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than at historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective in the first quarter of fiscal 2009. The Company is currently assessing the impact SFAS No. 159 will have on its results of operations, financial condition and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company in fiscal 2009. The Company is currently assessing the impact SFAS No. 157 will have on its results of operations, financial condition and cash flows.

In June 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation prescribes a comprehensive model for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and defines the criteria that must be met for the benefit of a tax position to be recognized. FIN 48 is effective for the Company in the first quarter of fiscal 2008 and upon initial adoption of FIN 48, the Company will recognize the cumulative effect of FIN 48 as an adjustment to retained earnings. The Company is currently assessing the impact FIN 48 will have on its results of operations, financial condition and cash flows.

2. Acquisitions

Fiscal 2007

In April 2007, the Company’s Medical Devices segment acquired intellectual property from Sorbx, LLC (“Sorbx”), a developer of an absorbable tack technology used in hernia repair procedures, for $30 million. The acquisition of the intellectual property from Sorbx will allow the Company to expand its surgical devices portfolio, while leveraging its global distribution capabilities. The Company recorded an in-process research and development charge (“IPR&D”) of $30 million in connection with the acquisition of intellectual property from Sorbx. This charge related to the development of second-generation technology that had not yet obtained regulatory approval. As of the acquisition date, the IPR&D was not considered to be technologically feasible or to have any alternative future use.

In November 2006, the Company’s Medical Devices segment acquired the remaining outstanding shares of Airox S.A. (“Airox”) in a mandatory tender offer for approximately $47 million. Airox is a developer of home respiratory ventilator systems. The acquisition of Airox expands the Company’s ventilator product portfolio. In September 2006, the Company’s Medical Devices segment acquired over 50% ownership of Airox for $59 million, net of cash acquired of $4 million.

The Company’s allocation of the total purchase price of Airox is as follows (dollars in millions):

Current assets (including cash of $4)	$15
Intangible assets (including in-process research and development)	61
Other non-current assets	1
Goodwill (non-tax deductible)	59

Total assets acquired	136
Current liabilities	11
Deferred tax liabilities (non-current)	10
Other non-current liabilities	5

Total liabilities assumed	26

Net assets acquired	$110

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Intangible assets acquired include $19 million assigned to IPR&D that was written off at the dates of acquisition, $8 million of which occurred during fiscal 2007 and $11 million of which occurred during fiscal 2006. These charges related to the development of second-generation technology that had not yet obtained regulatory approval. As of the acquisition dates, the IPR&D was not considered to be technologically feasible or to have any alternative future use. The remaining intangible assets, which are valued at $42 million, relate to unpatented technology and have useful lives of 15 years.

Fiscal 2006

In August 2006, the Company’s Medical Devices segment acquired Confluent Surgical, Inc. (“Confluent”), a developer and supplier of polymer-based technology used in sprayable surgical sealants and anti-adhesion products. The acquisition of Confluent allows the Company to offer bio-surgery products that complement its Syneture suture and Autosuture surgical stapler portfolio. The total purchase price, including holdback liabilities, is expected to be $246 million. As of September 28, 2007, the Company has paid $211 million in cash, net of cash acquired of $12 million. The Company also has $23 million of the total purchase price deposited into an escrow account, which is expected to be released in fiscal 2008 upon expiration of the indemnification period.

The Company’s allocation of the total purchase price of Confluent is as follows (dollars in millions):

Current assets (including cash of $12)	$23
Intangible assets (including IPR&D)	216
Other non-current assets	1
Goodwill (non-tax deductible)	63

Total assets acquired	303
Current liabilities	2
Deferred tax liabilities (non-current)	53
Other non-current liabilities	25

Total liabilities assumed	80

Net assets acquired	$223

Intangible assets acquired include $49 million assigned to IPR&D that was written off at the date of acquisition. The remaining $167 million of intangible assets, which relate to patents, have useful lives of 12 or 14 years.

The $49 million IPR&D charge is related to technology Confluent is developing for numerous applications across several surgical disciplines which have not yet received regulatory approval. As of the date of acquisition, there were three projects under development at different stages of completion, none of which were considered to be technologically feasible or to have any alternative future use. The Company determined the valuation of the IPR&D using, among other factors, appraisals. The value was based primarily on the discounted cash flow method. Future residual cash flows that could be generated from each of the projects were determined based upon management’s estimate of future revenue and expected profitability of the projects and technologies involved. These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the projects to completion. The discount rates applied range from 20% to 23%, depending on the project’s stage of completion and the type of U.S. Food and Drug Administration approval required.

During fiscal 2006, the Company’s Medical Devices segment acquired over 90% ownership in Floreane Medical Implants, S.A. (“Floreane”) for $123 million in cash, net of cash acquired of $3 million. Floreane, through its Sofradim line, is an innovator in the development of hernia meshes and surgical implants. The

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

acquisition of Floreane expands the Company’s surgical product portfolio and allows the Company to provide its customers with a complementary range of products, while leveraging its global distribution capabilities. During the second quarter of fiscal 2007, the Company’s Medical Devices segment acquired additional outstanding shares of Floreane for $9 million, and now has over 95% ownership.

The Company’s allocation of the total purchase price of Floreane is as follows (dollars in millions):

Current assets (including cash of $3)	$24
Intangible assets (including IPR&D)	94
Goodwill (non-tax deductible)	57
Other non-current assets	14

Total assets acquired	189
Current liabilities	19
Deferred tax liabilities (non-current)	29
Other non-current liabilities	6

Total liabilities assumed	54

Net assets acquired	$135

Intangible assets acquired include $3 million assigned to IPR&D that was written off in fiscal 2006 at the date of acquisition. The remaining $91 million of intangible assets acquired include $72 million of patents with useful lives of 7 or 19 years and $19 million of customer lists with a useful life of 12 years.

The acquisitions described above did not have a material effect on the Company’s results of operations, financial condition or cash flows.

3. Discontinued Operations and Divestiture

Discontinued Operations

During fiscal 2006, the Plastics, Adhesives and Ludlow Coated Products businesses and the A&E Products business were sold for $975 million and $6 million in gross cash proceeds, respectively. Working capital and other adjustments resulted in net proceeds of $882 million for the sale of the Plastics, Adhesives and Ludlow Coated Products businesses in fiscal 2006. During fiscal 2007, $30 million was collected from the purchaser of the Plastics, Adhesives and Ludlow Coated Products businesses pursuant to a post-closing adjustment related to the decline in average resin prices. Net cash proceeds received for the sale of the A&E Products business were $2 million in fiscal 2006. Working capital adjustments of $6 million were agreed upon and collected in fiscal 2007. Both businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations for all periods presented.

Net sales, income from operations, loss on sale and income taxes for discontinued operations for fiscal 2007, 2006 and 2005 are as follows (dollars in millions):

	2007	2006	2005
Net sales	$—	$769	$1,978

Pre-tax income from discontinued operations	$—	$(10)	$(86)
Pre-tax loss on sale of discontinued operations	6	286	222
Income tax (benefit) expense	(1)	39	22

Loss from discontinued operations, net of income taxes	$5	$315	$158

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

During fiscal 2006, the Company recorded a $260 million and $26 million pre-tax loss on sale from discontinued operations related to the Plastics, Adhesives and Ludlow Coated Products businesses and A&E Products business, respectively, which include $275 million and $22 million, respectively, of pre-tax impairment charges to write the businesses down to their fair values less costs to sell. Fair values used for the respective impairment assessments were based on existing market conditions and the terms and conditions included or expected to be included in the respective sale agreements.

During fiscal 2005, as a result of consideration for potential sale and deteriorating operating results in the A&E Products business, an interim assessment of the recoverability of goodwill and long-lived assets was performed. As a result of this assessment, it was determined that the book value of certain long-lived assets in the A&E Products business was greater than the estimated fair value resulting in a long-lived asset impairment charge of $40 million and a goodwill impairment charge of $162 million. Fair value used for the impairment assessment was based on probability-weighted expected future cash flow of the assets.

Divestiture

In January 2006, the Company completed the sale of the Radionics product line within the Medical Devices segment, which included minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. In connection with this sale, the Company received net proceeds of $74 million and recorded a gain of $45 million in continuing operations.

4. Restructuring Charges

Restructuring charges for fiscal 2007 by segment are as follows (dollars in millions):

Medical Devices	$54
Medical Supplies	1
Retail Products	1
Corporate	2

$58

In fiscal 2007, the Company launched a restructuring program in its Medical Devices, Medical Supplies and Retail Products segments. These programs include exiting unprofitable product lines in low-growth and declining-growth markets, reducing excess machine capacity, moving production to lower cost alternatives through plant consolidations and outsourcing initiatives, and relocating certain functions. The Company expects to incur charges of approximately $150 million, primarily in the Medical Devices segment, most of which is expected to occur by the end of 2008.

Restructuring activity for fiscal 2007 is summarized as follows (dollars in millions):

	Employee Severance and Benefits	Other	Non-cash Charges	Total
Charges	$47	$2	$9	$58
Utilization	(20)	(1)	(9)	(30)

Balance at September 28, 2007	$27	$1	$—	$28

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

5. Income Taxes

Significant components of income taxes related to continuing operations for each fiscal year are as follows (dollars in millions):

	2007	2006	2005
Current:
United States:
Federal	$323	$(27)	$341
State	44	37	37
Non-U.S.	187	177	164

Current income tax provision	554	187	542
Deferred:
United States:
Federal	(74)	305	(34)
State	(7)	22	7
Non-U.S.	15	(10)	16

Deferred income tax provision	(66)	317	(11)

	$488	$504	$531

Non-U.S. loss from continuing operations was $297 million for the fiscal 2007 and non-U.S. income from continuing operations was $1,336 million and $925 million for fiscal 2006 and 2005, respectively.

The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes on continuing operations is as follows (dollars in millions):

	2007	2006	2005
Notional U.S. federal income taxes at the statutory rate	$53	$691	$604
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	25	21	30
Rate differences between non-U.S. and U.S. jurisdictions(1)	(212)	(247)	(230)
Non-deductible settlement costs	421	—	—
Non-deductible impairment costs	76	—	—
Valuation allowances	(43)	42	(21)
Adjustments to accrued income tax liabilities	71	80	102
Allocated loss on the retirement of debt(2)	43	(58)	72
Tax costs incurred to effect the separation	14	—	—
Other	40	(25)	(26)

Provision for income taxes	$488	$504	$531

(1)	Excludes asset impairments, non-deductible charges and other items which are broken out separately.
(2)	Included in the loss on retirement of debt in 2006 is a cumulative one-time benefit associated with the receipt of a favorable tax ruling in the fourth quarter of 2006 permitting the deduction of prior year debt retirement costs not previously benefited. This benefit is partially offset by a valuation allowance on the net operating losses created by the debt retirement deductions.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred tax asset (liability) at the end of fiscal 2007 and 2006 are as follows (dollars in millions):

	2007	2006
Deferred tax assets:
Accrued liabilities and reserves	$390	$344
Tax loss and credit carryforwards	553	271
Inventories	75	80
Postretirement benefits	67	98
Leases	40	42
Other	94	60

	1,219	895

Deferred tax liabilities:
Property, plant and equipment	(286)	(255)
Intangible assets	(640)	(649)
Other	(62)	(18)

	(988)	(922)

Net deferred tax asset before valuation allowances	231	(27)
Valuation allowances	(447)	(197)

Net deferred tax (liability) asset	$(216)	$(224)

Deferred tax assets (liabilities) are reported in the following components within the Consolidated and Combined Balance Sheets (dollars in millions):

	2007	2006
Deferred income taxes (current)	$286	$179
Deferred income taxes (non-current)	81	—
Accrued and other current liabilities	(11)	(27)
Deferred income taxes (non-current)	(572)	(376)

Net deferred tax (liability) asset	$(216)	$(224)

At September 28, 2007, the Company had approximately $1.7 billion of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $1.05 billion have no expiration, and the remaining $617 million will expire in future years through 2017. In the U.S., there were approximately $229 million of federal and $1.6 billion of state net operating loss carryforwards and capital loss carryforwards at September 28, 2007, which will expire in future years through 2027.

At September 28, 2007, the Company also had $9 million of tax credits available to reduce future income taxes payable, primarily in jurisdictions within the United States. Of these, approximately $1 million have no expiration, and the remaining $8 million expire on varying amounts, generally through 2022.

The valuation allowances for deferred tax assets of $447 million and $197 million at September 28, 2007 and September 29, 2006, respectively, relate principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The Company believes that it will

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets. At September 28, 2007, approximately $22 million of the valuation allowances will ultimately reduce goodwill if the net operating losses are utilized.

At September 28, 2007, the Company had certain potential non-U.S. tax attributes that had not been recorded in the Company’s financial statements. These attributes include:

•

Approximately $9.8 billion of non-U.S. special deductions with an indefinite carryforward period. The Company has treated these amounts as special deductions for financial statement purposes since utilization is contingent upon the annual performance of certain economic factors. The Company intends to recognize the applicable portion of the special deduction annually at an estimated tax rate of between 1 – 3% when and if these economic factors are met.

•

Approximately $17.0 billion of non-U.S. net operating losses that are subject to confirmation by the receipt of a favorable tax ruling from certain non-U.S. taxing authorities. The Company intends to file this ruling in fiscal 2008 but cannot give any assurances as to the receipt of a favorable ruling. In addition, assuming the receipt of a favorable ruling, the Company does not believe that it is more likely than not that these losses will be utilized. Therefore, the Company believes that the recording of any tax benefit associated with these losses would require a full valuation allowance. In addition, any benefit derived from these losses will be shared equally with Tyco International and Tyco Electronics.

The Company and its subsidiaries’ income tax returns are periodically examined by various tax authorities. See “Income Taxes” in Note 18.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across the Company’s global operations. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and related interest will be due. The Company adjusts these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from current estimates of the tax liabilities. Further, management has reviewed with tax counsel the issues raised by these taxing authorities and the adequacy of these recorded amounts. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when it is determined that the liabilities are no longer necessary. Substantially all of these potential tax liabilities are recorded in non-current “Income taxes payable” in the Consolidated and Combined Balance Sheets as payment is not expected within one year.

Except for earnings that are currently distributed, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if the Company’s intention to permanently reinvest such earnings were to change and amounts were distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the earnings for which additional taxes could be due.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

6. Earnings Per Share

Following the separation from Tyco International, the Company had 496,869,055 common shares outstanding at a par value of $0.20 per share. This amount is being utilized to calculate earnings per share for the periods prior to the Separation. The same number of shares has been used to calculate diluted earnings per share and basic earnings per share for periods prior to the Separation because there were no common shares of Covidien publicly traded prior to July 2, 2007, and no Covidien restricted shares nor share options were outstanding prior to the Separation.

The following sets forth the computation of basic and diluted earnings per share for fiscal 2007, 2006 and 2005 is as follows (dollars in millions, except per share data):

	2007			2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic and diluted (loss) earnings per common share:
Net (loss) income	$(342)	497	$(0.69)	$1,155	497	$2.33	$1,035	497	$2.08

The computation of diluted earnings per share in fiscal 2007 excludes the effect of the potential exercise of options to purchase approximately 27 million shares of stock, as well as the grant of 4 million shares of restricted stock units, as the effect would have been anti-dilutive.

7. Inventories

At the end of fiscal 2007 and 2006, inventories were comprised of (dollars in millions):

	2007	2006
Purchased materials and manufactured parts	$252	$239
Work in process	205	211
Finished goods	852	805

Inventories	$1,309	$1,255

The Company reduces the carrying value of inventories to a lower of cost or market basis for those items that are potentially excess, obsolete or slow-moving based on management’s analysis of inventory levels and future sales forecasts. The Company also reduces the carrying value of inventories with net book value in excess of market value. Aggregate reductions in the carrying value with respect to inventories that were still on hand at September 28, 2007 and September 29, 2006, that were deemed to be excess, obsolete, slow-moving or that had a carrying value in excess of market, were $117 million and $110 million, respectively.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

8. Property, plant and equipment

At the end of fiscal 2007 and 2006, property, plant and equipment at cost and accumulated depreciation were (dollars in millions):

	2007	2006
Land	$138	$135
Buildings and related improvements	855	798
Machinery and equipment	3,003	2,733
Property under capital lease	221	208
Leasehold improvements	169	149
Construction in progress	307	284
Accumulated depreciation	(2,002)	(1,749)

Property, plant and equipment, net	$2,691	$2,558

Property under capital lease consists primarily of buildings. Accumulated amortization of capitalized lease assets was $153 million and $136 million at the end of fiscal 2007 and 2006, respectively.

Depreciation expense for fiscal 2007, 2006 and 2005 was $285 million, $269 million and $263 million, respectively. Maintenance and repair expenditures are charged to expense when incurred and were $116 million in fiscal 2007, $119 million in fiscal 2006 and $109 million in fiscal 2005.

9. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for fiscal 2007 and 2006 are as follows (dollars in millions):

	Medical Devices	Imaging Solutions	Pharma- ceutical Products	Medical Supplies	Retail Products	Total
Goodwill at October 1, 2005	$4,840	$234	$278	$227	$395	$5,974
Acquisitions	145	—	—	—	—	145
Divestitures	(12)	—	—	—	—	(12)
Purchase accounting adjustments	(6)	(3)	—	—	—	(9)
Currency translation	16	—	—	—	—	16

Goodwill at September 29, 2006	4,983	231	278	227	395	6,114
Acquisitions	40	—	—	—	—	40
Impairments	—	—	—	—	(256)	(256)
Purchase accounting adjustments	(3)	—	—	—	—	(3)
Currency translation	37	—	—	—	—	37

Goodwill at September 28, 2007	$5,057	$231	$278	$227	$139	$5,932

During the fourth quarter of fiscal 2007, the Company performed an asset impairment analysis in accordance with Statement of Financial Accounting Standards (FSAS) No. 144. As a result of the impairment analysis the Company recorded a goodwill impairment charge of $256 million within the Retail Products segment. The estimated fair value of the Retail Products segment was evaluated based on discounted expected future cash flows of the related assets and reflects the adverse trends in raw material and energy costs, and a higher discount rate to represent current market conditions. As a result of this assessment, the Company determined that the book value of the Retail Products segment was in excess of its estimated fair value and accordingly recorded the impairment charge.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount and accumulated amortization of intangible assets at the end of fiscal 2007 and 2006 are as follows (dollars in millions):

	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Unpatented technology	$613	$190	21 years	$591	$160	21 years
Patents and trademarks	640	282	18 years	633	252	17 years
Other	255	92	25 years	240	76	25 years

Total	$1,508	$564	20 years	$1,464	$488	21 years
Non-Amortizable:
Trademarks	$356			$389
Other	—			13

Total	$356			$402

Total intangible assets	$1,864	$564		$1,866	$488

During the fourth quarter of fiscal 2007, the Company recorded a non-cash charge of $33 million for the impairment of a non-amortizable trademark associated with its Imaging Solutions segment. The impairment is due to a shift in branding strategy that has resulted in discontinuing the use of the trademark.

Intangible asset amortization expense for fiscal 2007, 2006 and 2005 was $83 million, $64 million and $57 million, respectively. The estimated aggregate amortization expense is expected to be $77 million for fiscal 2008, $71 million for fiscal 2009, $66 million for fiscal 2010, $63 million for fiscal 2011 and $63 million for fiscal 2012.

10. Debt

Debt at the end of fiscal 2007 and 2006 is as follows (dollars in millions):

	2007	2006
Current maturities of long-term debt:
Due to related party	$—	$173
6.5% notes due November 2007	20	—
Unsecured bridge loan facility	474	—
Capital lease obligations	21	18
Other	8	3

Total	523	194

Long-term debt:
Due to related party	—	1,971
6.5% notes due November 2007	—	100
Unsecured bridge loan facility	2,727	—
Unsecured senior revolving credit facility	724	—
7.0% notes due December 2013	6	86
Capital lease obligations	63	80
Other	45	11

Total	3,565	2,248

Total debt	$4,088	$2,442

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

In October 2007, Covidien Ltd. completed a private placement offering of long-term fixed rate senior notes with net proceeds of $2.727 billion, which were used to repay a portion of the Company’s borrowings under its unsecured bridge loan facility. Accordingly, $2.727 billion of the unsecured bridge loan facility has been reclassified as long term debt in the Consolidated Balance Sheet at September 28, 2007. Note 21 provides further information regarding the private placement offering.

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

In April 2007, the Company entered into a five-year unsecured senior revolving credit facility. The commitment under the credit facility is $1.500 billion. Borrowings under this credit facility bear interest, at the Company’s option, at a base rate or LIBOR, plus a margin dependent on the Company’s credit ratings and the amount drawn under the facility. The Company is required to pay an annual facility fee ranging from 4.5 to 12.5 basis points, depending on its credit ratings. Borrowings under the revolving credit facility of $724 million replaced, in part, Tyco International’s revolving credit facilities. Following the draw downs, the Company had $776 million of available capacity under the revolving credit facility for working capital, capital expenditures and other corporate purposes.

Additionally, in April 2007, the Company entered into a $3.200 billion unsecured bridge loan facility. The bridge facility matures in April 2008. Interest and fees under the bridge facility are substantially the same as those under the revolving credit facility. The bridge facility contains provisions that may require mandatory prepayments or reduction of unused commitments if the Company issues debt or equity. At the end of May 2007, the Company increased the amount of this facility by $1.050 billion bringing the total facility to $4.250 billion. Borrowings under the unsecured bridge loan facility of $3.526 billion were used to fund a portion of Tyco International’s debt tender offers, to repay a portion of Tyco International’s bank credit facilities and to finance a portion of Tyco International’s class action settlement. Note 18 provides further information regarding the class action settlement.

The Company’s credit and bridge facility agreements contain a covenant limiting the Company’s ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreements contain other customary covenants, none of which are considered restrictive to the Company’s operations.

The aggregate amounts of external debt, including capital lease obligations, maturing during the next five years and thereafter are as follows: $523 million, $19 million, $255 million, $5 million, $501 million and $2.785 billion. The debt maturities reflect the private placement offering of long-term fixed rate senior notes entered into in October 2007. Note 21 provides further information regarding the private placement offering.

At September 29, 2006, Tyco International’s consolidated debt, exclusive of amounts incurred directly by the Company, was proportionately allocated to the Company based on the historical funding requirements of the Company using historical data. The allocated debt amounts presented as “Due to related party” at September 29, 2006 were classified in the Combined Balance Sheet based on the maturities of Tyco International’s underlying debt.

Net interest expense was allocated in the same proportions as debt through June 1, 2007, at which time Covidien assumed its portion of Tyco International’s debt. Interest expense on the allocated debt was calculated using Tyco International’s historical weighted-average interest rate on its debt, including the impact of interest rate swap agreements. For fiscal 2007, 2006 and 2005 Tyco International allocated to the Company interest

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

expense of $93 million, $144 million and $161 million respectively, and interest income of $16 million, $20 million and $11 million, respectively. In addition, Tyco International allocated to the Company loss on early extinguishment of debt in the amount of $146 million and $243 million for fiscal 2007 and 2005, respectively, for which no tax benefit was realized. These amounts are included in “Other expense, net” in the Consolidated and Combined Statements of Operations. The method utilized to allocate loss on early extinguishment of debt is consistent with the method used to allocate debt and net interest expense as described above. Management believes the allocation basis for debt, net interest expense and loss on early extinguishment of debt is reasonable based on the historical financing needs of the Company. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had the Company been operating as an independent, publicly-traded company for the periods presented.

Certain of the Company’s operating subsidiaries have uncommitted overdraft and similar types of facilities, which total $132 million, the majority of which was available at September 28, 2007. Generally, these facilities expire annually and most are renewable and are established primarily within the Company’s non-U.S. operations.

11. Guarantees

Certain of the Company’s business segments have guaranteed the performance of third parties and provided financial guarantees for financial commitments. Recourse, as it relates to these guarantees, indicates the Company will, in the event of customer default, buy back a transaction from a customer financing partner at a predetermined discount of the remaining payments. Using historical data of previous loss levels, a risk percentage is assigned to recourse transactions to estimate required liabilities. Full credit reviews are performed to assess risk and liability requirements on individually large transactions. The total exposure under specific recourse and risk-sharing guarantees and related liabilities at September 28, 2007 was not significant. The potential exposure for non-performance under the guarantees would not have a material effect on the Company’s results of operations, financial condition or cash flows.

In disposing of assets or businesses, the Company often provides representations, warranties and indemnities to cover various risks including, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the Company has no reason to believe that these uncertainties would have a material adverse effect on its results of operations, financial condition or cash flows.

The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. Note 18 provides further information regarding these liabilities.

The Company is liable for product performance, however in the opinion of management, such obligations will not significantly affect the Company’s results of operations, financial condition or cash flows.

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. See Note 17 for more information.

12. Financial Instruments

The Company utilizes established risk management policies and procedures in executing derivative financial instrument transactions. Although the instruments may not necessarily be designated as accounting hedges, the Company does not execute transactions or hold derivative financial instruments for trading or speculative

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

purposes. Counterparties to the Company’s derivative financial instruments are limited to major financial institutions with at least an A/A2 long-term debt rating. There is no significant concentration of exposures with any one counterparty. None of the Company’s derivative financial instruments outstanding at year end would result in a significant loss to the Company if a counterparty failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or other security to be furnished by the counterparties to its derivative financial instruments.

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, investments, accounts payable, external debt and derivative financial instruments approximated book value at the end of fiscal 2007 and 2006. Changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met. Fair value estimates are based on relevant market information, including current market rates and prices, assuming adequate market liquidity. Derivatives used for hedging purposes are designated and effective as a hedge of the identified risk exposure at the inception of the contract.

The Company uses forward agreements with financial institutions to manage its exposure to foreign currency exchange rates, principally British pounds, Japanese yen, Canadian dollar, and the Euro. All of these forward agreements are designated as cash flow hedges. Gains and losses from the ineffective portion of these hedges are recorded as adjustments to selling, general and administrative expenses. Gains and losses resulting from the effective portion of these hedges, the amounts of which are not material in any period presented, are initially recorded in accumulated other comprehensive income in the Consolidated and Combined Balance Sheets. Amounts are reclassified from accumulated other comprehensive income to earnings and recorded as an adjustment to selling, general and administrative expenses when the underlying transaction impacts earnings. The Company also uses various option and forward contracts not designated as accounting hedges to manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions denominated in certain foreign currencies. At September 28, 2007, total contracts outstanding had notional amounts of $1.6 billion with fair values and carrying values of $47 million.

In July 2007, Covidien International Finance S.A. (“CIFSA”) entered into a series of forward interest rate lock agreements (the “rate locks”) with an aggregate notional value of $1.3 billion and a termination date of September 28, 2007. CIFSA designated the rate locks as cash flow hedges against the risk of variability in market interest rates prior to its anticipated issuance of fixed rate senior notes (the “notes”). The notes were originally forecasted to be issued by the end of fiscal 2007, but instead were issued during October 2007 (see Note 21). This delay combined with the termination of the rate locks resulted in exposure to potential market interest rate variability from the period subsequent to September 28, 2007 until the issuance of the notes. To offset this risk, CIFSA entered into a new series of forward interest rate lock agreements to replace the rate locks (the “replacement rate locks”). The replacement rate locks were executed in September 2007 with an aggregate notional value of $1.3 billion and a termination date of October 2007, and were likewise designated as cash flow hedges against the risk of variability in market interest rates prior to the issuance of the notes. The hedging relationships designated for both the rate locks and the replacement rate locks qualified as effective cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The rate locks terminated at a loss of approximately $45 million. Substantially all of the loss was attributable to the effective portion of the cash flow hedges and was recorded within accumulated other comprehensive income on the Consolidated Balance Sheet at September 28, 2007. The loss recorded within accumulated other comprehensive income will be reclassified into net income over the terms of the notes as additional interest expense. Additionally, an insignificant portion of the loss from the termination of the rate locks was attributable to hedge ineffectiveness and was recorded as interest expense in fiscal 2007.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The fair value of the replacement rate locks at September 28, 2007 was a loss of approximately $9 million and was recorded within accrued and other current liabilities with an offsetting reduction to accumulated other comprehensive income on the Consolidated Balance Sheet. The loss recorded within accumulated other comprehensive income will be reclassified into net income over the terms of the notes as additional interest expense. There was no hedge ineffectiveness attributable to the replacement rate locks during fiscal 2007.

13. Retirement Plans

Defined Benefit Pension Plans—The Company has a number of noncontributory and contributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Net periodic pension benefit cost is based on periodic actuarial valuations which use the projected unit credit method of calculation and is charged to the Combined Statements of Income on a systematic basis over the expected average remaining service lives of current participants. Contribution amounts are determined based on the advice of professionally qualified actuaries in the countries concerned. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation.

Prior to the Separation, in limited circumstances, the Company participated in certain co-mingled plans through Tyco International that included plan participants of other Tyco International subsidiaries. During fiscal 2007, these plans were legally separated and accordingly, the Company recorded its portion of the co-mingled plans expense, assets and the related obligations, which were actuarially determined based on the ERISA prescribed calculation.

The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans is as follows (dollars in millions):

	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
Service cost	$8	$8	$8	$14	$15	$12
Interest cost	34	33	33	14	12	12
Expected return on plan assets	(40)	(37)	(35)	(12)	(10)	(8)
Amortization of prior service cost	2	1	1	—	—	—
Amortization of net actuarial loss	10	19	17	2	3	2
Plan settlements, curtailment and special termination benefits	4	—	—	2	—	2

Net periodic benefit cost	$18	$24	$24	$20	$20	$20

Weighted-average assumptions used to determine net pension cost during the year:
Discount rate	6.0%	5.3%	6.0%	4.4%	4.0%	4.7%
Expected return on plan assets	8.0%	8.0%	8.0%	5.3%	5.2%	5.2%
Rate of compensation increase	4.0%	4.0%	4.3%	3.6%	3.5%	3.6%

The estimated net loss and prior service cost for all U.S. and non-U.S. defined benefit pension plans that will be amortized from accumulated comprehensive income into net periodic benefit cost in fiscal 2008 are $7 million and $2 million, respectively.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The following table represents the changes in benefit obligations, plan assets and the net amounts recognized in the Combined Balance Sheets for all U.S. and non-U.S. defined benefit plans the end of 2007 and 2006 (dollars in millions):

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Change in benefit obligations:
Benefit obligations at beginning of year	$600	$641	$321	$293
Service cost	8	8	14	15
Interest cost	34	33	14	12
Employee contributions	—	—	2	2
Plan amendments	—	2	(4)	4
Actuarial (gain)	(8)	(33)	(19)	(7)
Benefits and administrative expenses paid	(38)	(50)	(12)	(10)
New plans	1	—	—	—
Plan settlements, curtailments and special termination benefits	(20)	(1)	(2)	(1)
Currency translation	—	—	28	13

Benefit obligations at end of year	$577	$600	$342	$321

Change in plan assets:
Fair value of plan assets at beginning of year	$472	$483	$210	$181
Actual return on plan assets	57	37	10	13
Employer contributions	5	3	18	17
Employee contributions	—	—	2	2
Acquisitions and divestitures	59	—	—	—
Plan settlements	(20)	(3)	(2)	(1)
Benefits and administrative expenses paid	(38)	(48)	(12)	(10)
Currency translation	—	—	18	8

Fair value of plan assets at end of year	$535	$472	$244	$210

Funded status at end of year	$(42)	$(128)	$(98)	$(111)
Unrecognized net actuarial loss	—	209	—	59
Unrecognized prior service cost	—	10	—	1
Contributions after the measurement date	—	2	1	1

Net amount recognized in the Consolidated and Combined Balance Sheets	$(42)	$93	$(97)	$(50)

Amounts recognized in the Consolidated and Combined Balance Sheets:
Current assets	$—	$2	$—	$9
Non-current assets	12	9	6	3
Current liabilities	(5)	(126)	(3)	(87)
Non-current liabilities	(49)	—	(100)	—
Accumulated other comprehensive income	—	208	—	25

Net amount recognized in the Consolidated Balance Sheet	$(42)	$93	$(97)	$(50)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$111	$—	$43	$—
Prior service cost (credit)	8	—	(2)	—

Net amount recognized in accumulated other comprehensive income	$119	$—	$41	$—

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	6.3%	6.0%	5.0%	4.4%
Rate of compensation increase	4.3%	4.0%	3.8%	3.6%

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for all U.S. plans at September 28, 2007 and September 29, 2006 was $576 million and $598 million, respectively. The accumulated benefit obligation for all non-U.S. plans as of September 28, 2007 and September 29, 2006 was $299 million and $282 million, respectively.

The accumulated benefit obligation and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $298 million and $245 million, respectively, at September 28, 2007 and $591 million and $465 million, respectively, at September 29, 2006.

The accumulated benefit obligation and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $203 million and $123 million, respectively, at September 28, 2007 and $234 million and $153 million, respectively, at September 29, 2006.

In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class and individual asset class performance expectations as provided by their external advisors.

The Company’s investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to achieve a reasonable return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. For U.S. pension plans, this policy targets a 60% allocation to equity securities and a 40% allocation to debt securities. Various asset allocation strategies are in place for non-U.S. pension plans, with a weighted-average target allocation of 38% to equity securities, 49% to debt securities and 13% to other asset classes, primarily cash and cash equivalents.

Pension plans have the following weighted-average asset allocations at the end of fiscal 2007 and 2006:

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Asset Category:
Equity securities	59%	60%	38%	40%
Debt securities	38	40	49	48
Real estate	—	—	2	1
Cash and cash equivalents	3	—	11	11

Total	100%	100%	100%	100%

Covidien common shares are not a direct investment of the Company’s pension funds; however, the pension funds may indirectly include Covidien common shares. The aggregate amount of the Covidien common shares would not be considered material relative to the total pension fund assets.

The Company’s funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that at a minimum it will make the minimum required contributions of $28 million to its U.S. and non-U.S. pension plans in 2008.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows (dollars in millions):

	U.S. Plans	Non-U.S. Plans
Fiscal 2008	$50	$12
Fiscal 2009	48	13
Fiscal 2010	49	14
Fiscal 2011	50	14
Fiscal 2012	49	15
Fiscal 2013-2017	244	89

Defined Contribution Retirement Plans—The Company maintains several defined contribution retirement plans, one of which includes 401(k) matching program, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants’ contribution and was $58 million, $54 million and $49 million for fiscal 2007, 2006 and 2005, respectively.

Deferred Compensation Plans—The Company maintains nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds generally correspond to the funds offered in the Company’s 401(k) plans and the account balance fluctuates with the investment returns on those funds. Deferred compensation expense for each period presented was insignificant. Total deferred compensation liabilities were $66 million and $55 million at the end of fiscal 2007 and 2006, respectively.

Rabbi Trusts—The Company has three rabbi trusts, the assets of which may be used to pay non-qualified plan benefits. The trusts primarily hold debt securities. The value of the assets held by these trusts, included in “Other assets” in the Consolidated and Combined Balance Sheets was $44 million at both September 28, 2007 and September 29, 2006. The rabbi trust assets, which are consolidated, are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. Plan participants are general creditors of the Company with respect to these benefits.

Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than retirement plan benefits for its employees. However, certain acquired operations provide postretirement medical benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide eligibility for such benefits.

Net periodic postretirement benefit cost is as follows (dollars in millions):

	2007	2006	2005
Service cost	$2	$2	$2
Interest cost	11	9	11
Amortization of prior service credit	(5)	(4)	(4)
Amortization of net actuarial loss	2	2	4

Net periodic postretirement benefit cost	$10	$9	$13

Weighted-average assumptions used to determine net postretirement benefit cost during the year:
Discount rate	5.8%	4.8%	5.5%

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The estimated net loss of $2 million and prior service credit of $5 million for postretirement benefit plans will be amortized from accumulated comprehensive income into net periodic benefit cost in fiscal 2008.

The components of the accrued postretirement benefit obligations, all of which are unfunded, at the end of fiscal 2007 and 2006, are as follows (dollars in millions):

	2007	2006
Change in benefit obligations:
Benefit obligations at beginning of year	$187	$202
Service cost	2	2
Interest cost	11	9
Plan amendments	(6)	(6)
Actuarial gain	(20)	(7)
Benefits paid	(11)	(13)
Acquisitions and divestitures	4	—

Benefit obligations at end of year	$167	$187

Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contributions	11	13
Benefits paid	(11)	(13)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(167)	$(187)
Unrecognized net loss	—	58
Unrecognized prior service benefit	—	(40)
Contributions after the measurement date	1	1

Accrued postretirement benefit cost	$(166)	$(168)

Amounts recognized in the Consolidated and Combined Balance Sheets:
Current liabilities	$(12)	$—
Non-current liabilities	(154)	(168)

Total amount recognized in the Consolidated Balance Sheet	$(166)	$(168)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$33	$—
Prior service credit	(41)	—

Net amounts recognized in accumulated other comprehensive income	$(8)	$—

Weighted-average assumptions used to determine postretirement benefit obligations at year end:
Discount rate	6.2%	5.8%

For measurement purposes, a 9.6% and 10.2% composite annual rate of increase in the per capita cost of covered health care benefits was assumed at September 28, 2007 and September 29, 2006, respectively. These rates were assumed to decrease gradually to 5.0% by the year 2014 and remain at that level thereafter. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects (dollars in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	1	(1)
Effect on postretirement benefit obligation	14	(13)

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The Company expects to make contributions to its postretirement benefit plans of $12 million in fiscal 2008.

Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows (dollars in millions):

Fiscal 2008	$12
Fiscal 2009	13
Fiscal 2010	13
Fiscal 2011	13
Fiscal 2012	13
Fiscal 2013-2017	64

In December 2003, the U.S. enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Certain of the Company’s retiree medical programs already provided prescription drug coverage for retirees over age 65 that were at least as generous as the benefits provided under Medicare. This Act reduces the Company’s obligation in these instances. The Company included the effects of the Act in the Combined Financial Statements by reducing net periodic benefit cost by $6 million for fiscal 2005, and reflecting an actuarial gain which reduced its accumulated postretirement benefit obligation by approximately $32 million at September 30, 2005.

14. Equity

On June 29, 2007, Tyco International completed a distribution of one common share of Covidien for every four common shares of Tyco International. Following the Separation, the Company had 496,869,055 common shares outstanding at a par value of $0.20 per share.

Preference Shares—Covidien has authorized 125,000,000 preference shares, par value of $0.20 per share, none of which were issued and outstanding at September 28, 2007 and September 29, 2006. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise with respect to the preference shares may be determined by Covidien’s Board of Directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends prior to any payment to the common shareholders.

Dividends—On September 28, 2007, the Board of Directors declared a quarterly cash dividend of $0.16 per share to shareholders of record at the close of business on October 9, 2007. The dividend was paid on November 9, 2007.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

15. Share Plans

Incentive Equity Awards Converted from Tyco International Awards

Prior to the Separation, all employee incentive equity awards were granted by Tyco International. At the time of Separation, substantially all of Tyco International’s outstanding restricted stock and restricted stock unit awards were converted into restricted stock and restricted stock unit awards of each of the three separate companies. In addition, Tyco International’s outstanding share option awards issued to Covidien employees converted into share option awards of Covidien. Covidien incentive equity awards issued upon completion of the conversion of existing Tyco International equity awards into Covidien equity awards on June 29, 2007 and the related weighted-average grant-date fair value is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Share options	24,789,245	$15.06
Restricted share awards	3,040,792	$38.67

The conversion of existing Tyco International equity awards into Covidien equity awards was considered a modification of an award in accordance with SFAS No. 123R, “Share Based Payment.” As a result, the Company compared the fair value of the award immediately prior to the Separation to the fair value immediately after the Separation to measure incremental compensation cost. The conversion resulted in an increase in the fair value of the awards and, accordingly, the Company recorded non-cash compensation expense, the amount of which was not significant.

Stock Compensation Plans

Prior to the Separation, the Company adopted the Covidien Ltd. 2007 Stock and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the award of stock options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, restricted stock, deferred stock units, promissory stock and other stock-based awards (collectively, “Awards”). The 2007 Plan provides for a maximum of 25 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan.

Share Options—Options are granted to purchase common shares at prices that are equal to the fair market value of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant under the 2007 Plan. Options granted under the 2007 Plan generally vest in equal annual installments over a period of four years and generally expire 10 years after the date of grant. The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The activity related to the Company’s share options from the date of Separation to September 28, 2007 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (dollars in millions)

Outstanding at June 29, 2007	24,789,245	$40.38
Granted	5,327,600	43.03
Exercised	(600,547)	26.63
Expired/Forfeited	(854,046)	60.39

Outstanding at September 28, 2007	28,662,252	$40.57	6.21	$156

Vested and unvested expected to vest at September 28, 2007	27,270,720	$40.51	6.05	$154

Exercisable at September 28, 2007	18,734,900	$40.05	4.65	$143

As of September 28, 2007, there was $77 million of total unrecognized compensation cost related to non-vested share options granted under the Company’s share option plan. The cost is expected to be recognized over a weighted-average period of 1.6 years.

The Company utilized the Black-Scholes pricing model to estimate the fair value of each option on the date of each grant. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The Company utilized the historical and implied volatility of its peer group with similar business models to estimate the Company’s volatility. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The expected annual dividend per share was based on the Company’s expected dividend rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes pricing model for options granted following the Separation were as follows:

Expected stock price volatility	26.00%
Risk free interest rate	4.87%
Expected annual dividend per share	$0.64
Expected life of options (years)	5.14

The weighted-average grant-date fair values of Covidien options granted in fiscal 2007 following the Separation was $11.96. The total intrinsic value of Covidien options exercised during fiscal 2007 was $9 million. The related excess cash tax benefit classified as a financing cash inflow for fiscal 2007 was not significant.

Restricted Stock Unit Awards—Restricted stock unit awards are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2007 Plan. Restrictions on awards lapse upon normal retirement, death or disability of the employee. Recipients of restricted stock units have no voting rights and receive dividend equivalents. For grants that vest through passage of time, the fair market value of the award at the time of the grant is amortized to expense over the period of vesting. The fair market value of restricted

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

stock unit awards is determined based on the market value of the Company’s shares on the grant date. Restricted stock unit awards granted under the 2007 Plan generally vest in equal annual installments over a four-year period. The compensation expense recognized for restricted stock unit awards is net of estimated forfeitures.

The activity related to the Company’s restricted stock unit awards from the date of Separation to September 28, 2007 is presented below:

	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at June 29, 2007	3,040,792	$38.67
Granted	2,123,352	43.30
Vested	(717,963)	39.51
Forfeited	(44,274)	40.01

Non-vested at September 28, 2007	4,401,907	40.91

The weighted-average grant-date fair value of Covidien restricted stock unit awards granted during fiscal 2007 following the Separation was $43.30. The total fair value of Covidien restricted share awards vested during fiscal 2007 was $28 million. As of September 28, 2007, there was $101 million of total unrecognized compensation cost related to non-vested restricted shares granted. The cost is expected to be recognized over a weighted-average period of 1.7 fiscal years.

Equity-Based Compensation—Effective October 1, 2005, Tyco International adopted the provisions of SFAS No. 123R which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Total equity-based compensation cost was $79 million, $62 million and $25 million for fiscal 2007, 2006 and 2005, respectively, which has been included in the Consolidated and Combined Statements of Operations within “Selling, general and administrative expenses.” The Company has recognized a related tax benefit associated with its equity-based compensation arrangements of $25 million, $21 million and $8 million during fiscal 2007, 2006 and 2005, respectively. These tax benefits were calculated using the “short cut” method outlined in SFAS No. 123R.

Prior to October 1, 2005, Tyco International and the Company accounted for equity-based compensation plans in accordance with the provisions of APB Opinion No. 25, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the stock at the date of grant. If Tyco International and the Company applied the fair value based method prescribed by SFAS No. 123R for share options granted by Tyco International to Company employees, the effect on net income for fiscal 2005, using the Black-Scholes option pricing model and Tyco International’s assumptions, would have been as follows (dollars in millions):

Net income, as reported	$1,035
Add: Employee compensation expense for share options included in reported net income, net of income taxes	9
Less: Total employee compensation expense for share options determined under fair value method, net of income taxes	(42)

Net income, pro forma	$1,002

Employee Stock Purchase Plan—Prior to the Separation, the Company adopted the Covidien Ltd. Employee Stock Purchase Plan (the “ESP Plan”). Substantially all full-time employees of the Company’s U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries are eligible to participate in this ESP Plan. Eligible

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee contribution by contributing an additional 15% of the employee’s payroll deduction up to a $25 thousand employee contribution. All shares purchased under the ESP Plan are purchased on the open market by a designated broker. The Company expects to allow participation in the ESP Plan in 2008.

16. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (dollars in millions):

	Currency Translation	Unrecognized (Loss) on Derivatives	Postretirement Obligations	Accumulated Other Comprehensive (Loss) Income
Balance at October 1, 2004	$341	$—	$(161)	$180
Pretax current period change	(51)	—	(34)	(85)
Income tax (expense) benefit	—	—	11	11

Balance at September 30, 2005	290	—	(184)	106
Pretax current period change	155	—	56	211
Income tax (expense) benefit	—	—	(16)	(16)

Balance at September 29, 2006	445	—	(144)	301
Pretax current period change	351	(54)	158	455
Income tax (expense) benefit	—	—	(62)	(62)

Balance at September 28, 2007	796	(54)	(48)	694
Adjustment to apply the recognition provision of SFAS No. 158, net of income tax provision of $27	—	—	(51)	(51)

Balance at September 28, 2007 after adoption of the recognition provision of SFAS No. 158	$796	$(54)	$(99)	$643

17. Related Party Transactions

Cash Management—Tyco International used a centralized approach to cash management and financing of operations. Prior to the Separation, the Company’s cash was available for use and was regularly “swept” by Tyco International at its discretion. Tyco International also funded the Company’s operating and investing activities as needed. Transfers of cash both to and from Tyco International’s cash management system are reflected as a component of “Parent Company Investment” within “Shareholders’ Equity” in the Consolidated and Combined Financial Statements.

Trade Activity—Accounts payable includes $5 million and $11 million of payables to Tyco International affiliates at the end of fiscal 2007 and 2006, respectively. These amounts primarily relate to purchases of certain raw materials and components, which totaled $70 million, $75 million and $69 million for fiscal 2007, 2006 and 2005, respectively.

Insurable Liabilities—From fiscal 2004 through fiscal 2006, the Company was insured for workers’ compensation, general and auto liabilities by a captive insurance company, which is a wholly-owned subsidiary of Tyco International. The Company paid a premium in each year to obtain insurance coverage during these periods. During fiscal 2005, the Company also transferred financial risk for certain workers’ compensation, general and auto liabilities related to periods prior to fiscal 2004 to that same captive insurance company. As a

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

result of these transactions, at the end of fiscal 2007 and 2006, the Company maintained liabilities reflected in the Combined Balance Sheet of $40 million and $51 million, respectively, with offsetting insurance assets of the same amount from Tyco International’s captive insurance company. Following the Separation, the Company maintains its own captive insurance company to manage certain of its insurable liabilities, the amounts for which are insignificant at September 28, 2007.

Debt and Related Items—The Company was allocated a portion of Tyco International’s consolidated debt, net interest expense and loss on early extinguishment of debt. Note 10 provides further information regarding these allocations.

Allocated Expenses—The Company was allocated corporate overhead expenses from Tyco International for corporate-related functions based on a pro-rata percentage of Tyco International’s consolidated net revenue. General corporate overhead expenses primarily related to centralized corporate functions, including treasury, tax, legal, internal audit, human resources and risk management functions. During fiscal 2007, 2006 and 2005, the Company was allocated general corporate expenses incurred by Tyco International of $109 million, $141 million and $185 million, respectively, which is included within “Selling, general and administrative expenses” in the Consolidated and Combined Statements of Operations.

As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocations of general corporate overhead from Tyco International are reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been or will be incurred by the Company if it were to operate as an independent, publicly-traded company. As such, the financial information herein may not necessarily reflect the results of operations, financial condition and cash flows of the Company in the future or what they would have been had the Company been an independent, publicly-traded company during the periods presented.

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

License Agreement—On June 29, 2007, the Company entered into a License Agreement with Tyco International under which the Company received a license to use the “Tyco” trade names and trademarks for a transition period following the Separation.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Tax Sharing Agreement—On June 29, 2007, the Company entered into a Tax Sharing Agreement, under which the Company shares responsibility for certain of its, Tyco International’s and Tyco Electronics’ income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. Covidien, Tyco International and Tyco Electronics share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International’s and Tyco Electronics’ U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the Separation. All costs and expenses associated with the management of these shared tax liabilities will be shared equally among the parties. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement’s sharing formula. In addition, Tyco International and Tyco Electronics are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement’s sharing formula.

All the tax liabilities of Tyco International that were associated with the former Healthcare businesses of Tyco International became Covidien’s tax liabilities following the Separation. Although Covidien agreed to share certain of these tax liabilities with Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement, Covidien remains primarily liable for all of these liabilities. If Tyco International and Tyco Electronics default on their obligations to Covidien under the Tax Sharing Agreement, Covidien would be liable for the entire amount of these liabilities.

If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party’s fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed upon share of its, Tyco International’s and Tyco Electronics’ tax liabilities.

Income Tax Receivables—In accordance with the Tax Sharing Agreement with Tyco International and Tyco Electronics, the Company shares certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The Company is the primary obligor to the taxing authorities for $517 million of these contingent tax liabilities which were recorded on the Consolidated Balance Sheet. The actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years.

In addition, pursuant to the terms of the Tax Sharing Agreement, the Company recorded a long-term receivable from Tyco International and Tyco Electronics of $306 million which is classified as “Due from related parties” in our Consolidated Balance Sheet at September 28, 2007. This receivable primarily reflects 58% of the $517 million contingent tax liabilities, excluding a portion which is not subject to the Tax Sharing Agreement. If Tyco International and Tyco Electronics default on their obligations to the Company under the Tax Sharing Agreement, the Company would be liable for the entire amount of these liabilities.

Guaranteed Tax Liabilities—Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities, of which Covidien assumed and is responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, the Company would be responsible for a portion of

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

the defaulting party or parties’ obligation. These arrangements were valued upon the Company’s separation from Tyco International with the assistance of a third-party valuation firm in accordance with FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and accordingly, liabilities amounting to $760 million were recorded in the Consolidated Balance Sheet as of September 28, 2007, the offset of which was reflected as a reduction in Shareholders’ Equity. To the extent such recorded liabilities change, the increase or decrease will be reflected in “Other expense, net” in the Company’s Consolidated Statements of Operations in future periods.

18. Commitments and Contingencies

The Company has facility, vehicle and equipment leases that expire at various dates through the year 2052. Rental expense under facility, vehicle and equipment operating leases was $123 million, $114 million, and $119 million for fiscal 2007, 2006 and 2005, respectively. The Company also has facility and equipment commitments under capital leases.

Following is a schedule of minimum lease payments for non-cancelable leases as of September 28, 2007 (dollars in millions):

	Operating Leases	Capital Leases
Fiscal 2008	$98	$20
Fiscal 2009	77	18
Fiscal 2010	57	19
Fiscal 2011	45	32
Fiscal 2012	37	20
Thereafter	99	38

Total minimum lease payments	$413	147

Less interest portion of payments		(63)

Present value of minimum lease payments		$84

The Company also has purchase obligations related to commitments to purchase certain goods and services. At September 28, 2007, such obligations were as follows: $81 million in fiscal 2008, $21 million in fiscal 2009, $19 million in fiscal 2010, $19 million in fiscal 2011, $15 million in fiscal 2012, and an aggregate of $29 million thereafter.

Prior to the Separation, Tyco International and certain of its former directors and officers were named as defendants in several lawsuits relating to securities class action, shareholder lawsuits and Employee Retirement Income Security Act (“ERISA”) related litigation. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to this outstanding litigation were allocated among Covidien, Tyco International and Tyco Electronics. As discussed in Note 17 under “Separation and Distribution Agreement,” Covidien is responsible for 42% of potential liabilities that may arise upon the settlement of such pending litigation. If Tyco International or Tyco Electronics were to default on their obligation to pay their allocated share of these liabilities, however, Covidien would be required to pay additional amounts. Tyco International’s various outstanding litigation proceedings are discussed below.

Tyco International Legal Proceedings

As previously reported in our periodic filings, Tyco International and certain of its former directors and officers are named defendants in a number of class actions alleging violations of the disclosure provisions of the

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

federal securities laws and also are named as defendants in several ERISA class actions. In addition, some members of Tyco International’s former senior corporate management are subject to a Securities and Exchange Commission (“SEC”) inquiry. The findings and outcomes of the SEC inquiry may affect the course of the securities class actions and ERISA class actions pending against Tyco International. Tyco International is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, Tyco International’s insurance carriers may decline coverage, or Tyco International’s coverage may be insufficient to cover its expenses and liability, in some or all of these matters.

Class Action Settlement—On May 14, 2007, Tyco International entered into a Memorandum of Understanding with plaintiffs’ counsel in connection with the settlement of 32 class action lawsuits. The Memorandum of Understanding does not address all securities cases, which remain outstanding: Stumpf v. Tyco International Ltd., New Jersey v. Tyco International Ltd., Ballard v. Tyco International Ltd., Sciallo v. Tyco International Ltd., et al., Jasin v. Tyco International Ltd., et al., and Hall v. Kozlowski. The Memorandum of Understanding also does not address any consolidated ERISA litigation in which Tyco International and certain of its former employees, officers and directors have been named as defendants.

Under the terms of the Memorandum of Understanding, the plaintiffs have agreed to release all claims against Tyco International, the other settling defendants and ten other individuals in consideration for the payment of $2.975 billion to the certified class and assignment to the class of any net recovery of any claims possessed by Tyco International and the other defendants against Tyco International’s former auditor, PricewaterhouseCoopers, LLP. Defendant PricewaterhouseCoopers, LLP, is not a settling defendant and is not party to the memorandum. However, PricewaterhouseCoopers, LLP, subsequently agreed to participate in the settlement and in consideration of a release of all claims against it by the parties to the Memorandum of Understanding, agreed to make a payment of $225 million. Tyco international and the other settling defendants have denied and continue to deny any wrongdoing and legal liability arising from and of the facts or conduct alleged in the actions.

Pursuant to the terms of the Memorandum of Understanding, L. Dennis Kozlowski, Mark H. Swartz and Frank E Walsh Jr., are also excluded from the settling defendants, and the class will assign to Tyco International all of their claims against defendants Kozlowski, Swartz and Walsh. In exchange, Tyco International will agree to pay the certified class 50% of any net recovery against these defendants.

The parties to the Memorandum of Understanding have applied to the court for approval of the settlement agreement. On July 13, 2007, the U.S. District Court in Concord, New Hampshire granted preliminary approval of the settlement. On November 2, 2007, the final fairness hearing for the class settlement was held. The Court indicated it would approve the settlement and stated a formal ruling would be issued. If the settlement agreement does not receive final court approval, the Memorandum of Understanding will be null and void. The class participants must file their proofs of claim demonstrating their right to recovery under the class settlement by December 28, 2007.

The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco International had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. These individuals and entities may pursue their claims separately against Tyco International and any judgments resulting from such claims would not reduce the settlement amount. One such entity, Franklin Mutual Advisers, LLC, filed a complaint against Tyco International on September 24, 2007 in an action styled Franklin Mutual Advisers, LLC v. Tyco International Ltd. in the United States District Court for the District of New Jersey alleging violations of federal securities laws in connection with the plaintiffs’ purchases and sales of Tyco International securities between June 4, 2001 and April 30, 2002. The plaintiffs seek

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

unspecified compensatory damages and reasonable attorneys’ fees and costs. Tyco International has requested that this action be transferred to the United States District Court for the District of New Hampshire. It is not currently possible to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the Franklin matter.

Another opt-out complaint, Teachers Retirement System of Texas, et al. v. Tyco International Ltd., et al., was filed on November 29, 2007 in the United States District Court for the District of New Jersey. The eleven plaintiffs in this case allege violations of federal securities laws and the New Jersey RICO statute in connection with the plaintiffs’ purchase of Tyco International securities between December 13, 1999 and June 7, 2002. The plaintiffs seek unspecified compensatory damages and reasonable attorneys’ fees and costs. It is not currently possible to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this matter.

Under the terms of the Separation and Distribution Agreement entered into on June 29, 2007, Covidien, Tyco International and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement. Additionally, under the Separation and Distribution Agreement, the companies share in the liability, with Covidien assuming 42%, Tyco International 27% and Tyco Electronics 31% of the total amount.

At September 28, 2007, the Company had a $2.992 billion liability for the full amount owed under the settlement, including accrued interest and a $1.740 billion receivable from Tyco International Ltd. and Tyco Electronics for their portions of the liability. Borrowings under the unsecured bridge loan facility and cash were used to fund the Company’s portion of the payment into an escrow account intended to be used to settle the liability. Thus, we have fully funded our portion of this class action settlement. We recorded $47 million from Tyco International for our portion of insurance recoveries in connection with the class action settlement, of which, $42 million has been collected.

If the proposed settlement were not consummated on the agreed terms or if the unresolved class action lawsuits were determined to be adverse to Tyco International, it is possible that the Company’s portion of such liability would have a material adverse effect on its results of operations, financial condition or cash flows. Moreover, Tyco International stipulated, pursuant to a court order, that the Company will be primarily liable for a portion of the obligations arising from the Tyco International shareholder litigation. The stipulation also provides that if any party defaults on its obligations, the other parties will be jointly and severally liable for those obligations. At this time, it is not possible to estimate the loss or probable losses, if any, that might result from an adverse resolution of these matters.

Investigations—Tyco International and others have received various subpoenas and requests from the U.S. Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into Tyco International’s governance, management, operations, accounting and related controls. The Department of Labor is investigating Tyco International and the administrators of certain of its benefit plans. Tyco International cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties. It is not possible to estimate the amount of loss, or the range of possible loss, if any, which might result from an adverse resolution of these matters. As a result, the Company’s share of such potential losses is also not estimable and may have a material adverse effect on its results of operations, financial condition or cash flows.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Company Legal Proceedings

The Company is subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon the Company’s experience, current information and applicable law, management does not expect these proceedings to have a material adverse effect on the Company’s financial condition. However, one or more of the proceedings could have a material adverse effect on the Company’s results of operations or cash flows for a future period. The most significant of these matters are discussed below.

Patent Litigation

The Company and Applied Medical Resources Corp. (“Applied Medical”) are involved in the following patent infringement actions related to trocar products used in minimally invasive surgical procedures:

(1)	Applied Medical Resources Corp. v. United States Surgical (“U.S. Surgical”) is a patent infringement action that was filed in the United States District Court for the Central District of California on July 31, 2003. U.S. Surgical is a subsidiary of the Company. The complaint alleges that U.S. Surgical’s Versaseal Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical’s motion for summary judgment of non-infringement. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanded the case for further proceedings. On January 9, 2007, the district court entered an order that denied both parties’ motions for summary judgment on the grounds that material facts remain in dispute. On July 18, 2007, the district court entered an order rescheduling trial for January 15, 2008. The Company intends to defend this action vigorously. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter.

(2)	Tyco Healthcare Group LP v. Applied Medical Resources Corp. is a patent infringement action that was filed in the United States District Court for the Eastern District of Texas, Lufkin Division, on July 19, 2006. The complaint alleges that Applied Medical’s “Universal Seal” in its trocar product infringes the Company’s U.S. Patent No. 5,304,143, No. 5,685,854, No. 5,542,931, No. 5,603,702 and No. 5,895,377. The Company is seeking injunctive relief and unspecified monetary damages. The parties are in the discovery stage. Trial is scheduled for November 4, 2008.

(3)	On October 5, 2006, Applied Medical filed three separate patent infringement complaints in the United States District Court for the Eastern District of Texas, Lufkin Division, under the caption Applied Medical Resources Corporation v. Tyco Healthcare Group LP and United States Surgical Corporation. The complaints allege that the Company’s “Step” series of trocar products, as well as certain of its “VersaPort” series of trocar products, infringe Applied Medical’s U.S. Patent No. 5,385,553, No. 5,584,850 and No. 5,782,812. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. On August 13, 2007, in accordance with a stipulation between the parties, the court dismissed with prejudice Applied Medical’s infringement claims against the Company with respect to Applied Medical’s ‘553 and ‘812 patents. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters. The Company intends to defend this action vigorously. The parties are in the discovery stage. Trial is scheduled for November 4, 2008.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Becton Dickinson and Company (“Becton Dickinson”) v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the District of Delaware on December 23, 2002. The complaint alleges that the Company’s Monoject Magellan safety needle and safety blood collector products infringe Becton Dickinson’s U.S. Patent No. 5,348,544. Following trial, on October 26, 2004, the jury returned a verdict finding that the Company willfully infringed Becton Dickinson’s patent and awarded Becton Dickinson $4 million in lost profits damages and reasonable royalty damages. In post-trial proceedings, the Company filed motions for judgment as a matter of law, or, alternatively, for a new trial. Becton Dickinson filed a post-trial motion for enhanced damages, attorneys’ fees, pre-judgment interest and post judgment interest, and a motion for a permanent injunction. On March 31, 2006, the trial court issued a Memorandum and Order on the parties’ post-trial motions: denying the Company’s motion for judgment as a matter of law; granting the Company’s motion for a new trial on the issue of infringement; and denying Becton Dickinson’s motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a permanent injunction. On November 30, 2007, a jury returned a verdict finding that the Company infringed Becton Dickinson’s patent. Before submitting the case to the jury, the district court granted judgment as a matter of law in the Company’s favor finding that the Company did not willfully infringe Becton Dickson’s patent. The district court will determine the amount of damages to be awarded following an exchange of sales and other information by the parties. The Company has assessed the status of this matter and has concluded that it is more likely than not that the infringement finding will be overturned, and, further, the Company intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Company’s Consolidated and Combined Financial statements with respect to any damage award.

The Company and Medrad, Inc. (“Medrad”) are involved in five separate patent infringement actions related to powered injectors used for the delivery of contrast media to patients who are undergoing diagnostic imaging procedures.

(1)	Liebel-Flarsheim Company (“Liebel-Flarsheim”) v. Medrad, Inc. is a patent infringement action that was filed in the United States District Court for the Southern District of Ohio, Western Division, on November 13, 1998. Liebel-Flarsheim is a subsidiary of the Company. The complaint alleges that Medrad’s powered injectors, including injectors marketed under the names Envision, MCT and MCT Plus, infringe the Company’s U.S. Patent No. 5,456,669, No. 5,658,261, No. 5,662,612 and No. 5,928,197. The Company is seeking injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. On February 11, 2004, the United States Court of Appeals for the Federal Circuit issued a decision reversing the district court’s entry of summary judgment in Medrad’s favor based on the district court’s error in construing the Company’s patent claims. The case was remanded to the district court for further proceedings. On October 28, 2005, the district court issued rulings that: granted the Company’s motion for summary judgment on infringement against Medrad’s products; and granted Medrad’s motion for summary judgment that the Company’s patents asserted in this case are invalid. On March 22, 2007, the United States Court of Appeals for the Federal Circuit affirmed the district court’s summary judgment ruling that the Company’s patents are invalid. By agreement, the Company paid Medrad less than $1 million to resolve Medrad’s claims for costs, attorneys’ fees and expenses in this case and the related case described in subparagraph (3) below.

(2)

Medrad, Inc. v. Tyco Healthcare Group LP, et al. is a patent infringement action that was filed in the United States District Court for the Western District of Pennsylvania on October 24, 2001. The complaint alleges that the Company’s Optistar MR Contrast Delivery System infringes Medrad’s U.S. Patent No. RE 37,602. Medrad seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. The Company has asserted an antitrust counterclaim alleging that Medrad obtained the reissued patent through knowing and willful fraud on the United States Patent and Trademark Office. On October 12, 2005, the district court granted the Company’s motion for summary judgment and ruled that Medrad’s reissued patent was invalid. Medrad appealed this summary judgment ruling to the United States

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Court of Appeals for the Federal Circuit. On October 16, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanding the case for further proceedings. The Company filed a petition for certiorari with the United States Supreme Court seeking review of the Federal Circuit’s decision, but that petition for certiorari was denied. No trial date has been scheduled in the district court. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter.

(3)	Liebel-Flarsheim Company v. Medrad, Inc. is a patent infringement action that was filed in the United States District Court for the Southern District of Ohio, Western Division, on September 7, 2004. The Company alleges that certain of Medrad’s powered injectors, including injectors marketed under the name Stellant, infringe the Company’s U.S. Patent No. 5,456,669, No. 5,658,261, No. 5,662,612 and No. 5,928,197. The Company is seeking injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. On February 14, 2006, the district court granted Medrad’s motion for summary judgment that the Company’s patents asserted in this case are invalid. On March 22, 2007, the United States Court of Appeals for the Federal Circuit affirmed the district court’s summary judgment ruling that the Company’s patents are invalid. By agreement, the Company paid Medrad less than $1 million to resolve Medrad’s claims for costs, attorneys’ fees and expenses in this case and the related case described in subparagraph (1) above.

(4)	Tyco Healthcare Group LP, et al. v. Medrad, Inc. is a patent infringement action that was filed in the United States District Court for the Southern District of Ohio, Western Division, on November 15, 2004. The Company’s complaint seeks a declaratory judgment of invalidity, unenforceability, and non-infringement of Medrad’s U.S. Patent Nos. 6,339,718 and 6,643,537 regarding the Company’s OptiVantage DH injector. Medrad has asserted a counterclaim alleging that the Company’s OptiVantage DH injector infringes Medrad’s U.S. Patent No. 6,339,718, No. 6,643,537, No. 6,743,205, No. 6,676,634, No. 6,726,657 and No. 6,336,913. Medrad seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. The Company intends to defend this action vigorously. The parties are in the discovery stage. No trial date has been scheduled.

(5)	Tyco Healthcare Group LP, et al. v. Medrad, Inc. is a patent action that was filed in the United States District Court for the Southern District of Ohio, Western Division, on November 7, 2006. The Company’s complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of Medrad’s U.S. Patent No. 6,970,735 (the “‘735 patent”). The complaint alleges that Medrad has violated the antitrust laws when it obtained the ‘735 patent through knowing and willful fraud on the United States Patent and Trademark Office. On December 12, 2006, Medrad filed a motion to dismiss the complaint. On July 11, 2007 the Company and Medrad resolved the case by executing an agreement entitled “Release and Covenant Not to Sue.” Under this agreement, each party agreed to release its claims against the other in exchange for Medrad agreeing not to assert a claim of patent infringement under the ‘735 patent against certain of the Company’s power injectors.

Ethicon Endo-Surgery, Inc. (“Ethicon”) v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the Southern District of Ohio, Western Division, on January 6, 2005. The complaint alleges that certain of the Company’s surgical staplers and loading units infringe Ethicon’s U.S. Patent No. 4,805,823. Ethicon seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. On March 9, 2006, the district court denied the Company’s motion for summary judgment of invalidity. On September 14, 2007, the Company entered a Settlement Agreement under which we agreed to pay Ethicon $1.4 million in exchange for Ethicon granting the Company a fully paid-up, non-exclusive, world-wide, irrevocable license to Ethicon’s ‘823 patent.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Antitrust Litigation

Masimo Corporation v. Tyco Healthcare Group LP and Mallinckrodt, Inc. was filed on May 22, 2002 in the United States District Court for the Central District of California. Masimo alleges violations of antitrust laws by the Company and Mallinckrodt in the markets for pulse oximetry products. Masimo alleges that the Company and Mallinckrodt used their market position to prevent hospitals from purchasing Masimo’s pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages. The damages are automatically trebled under the antitrust statute to an award of $420 million. If ultimately successful, Masimo’s attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. On March 22, 2006, the district court issued its Memorandum of Decision regarding the post-trial motions. In the Memorandum, the district court vacated the jury’s liability findings on two business practices; affirmed the jury’s liability finding on two other business practices; vacated the jury’s damage award in its entirety; and ordered a new trial on damages. The district court held the new trial on the damages on October 18 and 19, 2006. On January 25, 2007, the district court ordered an additional hearing on the issue of damages, which took place on March 22, 2007. On June 7, 2007, the district court issued its Memorandum of Decision in the new trial on damages and awarded Masimo $14.5 million in damages. The damages are automatically trebled under the antitrust statute to an award of $43.5 million. On June 29, 2007, the district court entered final judgment awarding Masimo $43.5 million in damages, denying Masimo’s demand for a permanent injunction, and retaining jurisdiction to determine the amount of attorney’s fees and costs, if any, to be awarded Masimo. On November 5, 2007, the district court issued an order granting Masimo $8.7 million in attorney’s fees and costs. Following entry of judgment, both parties appealed to the United States Court of Appeals for the Ninth Circuit. The Company has assessed the status of this matter and has concluded that it is more likely than not that the liability findings and damages award (including attorney’s fees and costs) will be overturned, and, further, the Company intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Consolidated and Combined Financial Statements with respect to this damage award.

Beginning on August 29, 2005 with Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, L.P., and Mallinckrodt Inc., 12 consumer class actions have been filed in the United States District Court for the Central District of California challenging many of the same practices at issue in the Masimo action. In all 12 complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by the Company in violation of the federal antitrust laws. The 12 complaints were subsequently consolidated into a single proceeding styled In re: Pulse Oximetry Antitrust litigation. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters. The Company intends to vigorously defend the actions. The parties are in the discovery stage. The district court has scheduled a further hearing on plaintiff’s motion for class certification for December 17, 2007. The other consolidated actions in addition to Allied Orthopedic are Natchitoches Parish Hospital Service District v. Tyco International Ltd. filed on August 29, 2005, Scott Valley Respiratory Home Care v. Tyco Healthcare Group LP, and Mallinckrodt Inc. filed on October 27, 2005 (subsequently dismissed by stipulation), Brooks Memorial Hospital et al v. Tyco Healthcare Group LP filed on October 18, 2005, All Star Oxygen Services, Inc. et al v. Tyco Healthcare Group, et al filed on October 25, 2005 (subsequently dismissed by stipulation), Niagara Falls Memorial Medical Center, et al v. Tyco Healthcare Group LP filed on October 28, 2005 (subsequently dismissed by stipulation), Nicholas H. Noyes Memorial Hospital v. Tyco Healthcare and Mallinckrodt filed on November 4, 2005 (subsequently dismissed by stipulation), North Bay Hospital, Inc. v. Tyco Healthcare Group, et al filed on November 15, 2005, Stephen Skoronski v. Tyco International Ltd., et al filed on November 21, 2005 (subsequently dismissed by stipulation), Abington Memorial Hospital v. Tyco Int’l Ltd.; Tyco Int’l (US) Inc.; Mallinckrodt Inc.; Tyco Healthcare Group LP filed on November 22, 2005, South Jersey Hospital, Inc. v. Tyco International, Ltd., et al, filed on January 24, 2006, and Deborah Heart and Lung Center v. Tyco International, Ltd., et al, filed on January 27, 2006.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Rochester Medical Corporation, Inc. (“Rochester Medical”) v. C.R. Bard, Inc., et al. is a complaint filed against the Company, another manufacturer and two group purchasing organizations (“GPOs”) in the United States District Court for the Eastern District of Texas on March 15, 2004. The complaint alleges that the Company and the other defendants conspired or acted to exclude Rochester Medical from markets for urological products in violation of federal and state antitrust laws. Rochester Medical also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. Rochester Medical seeks injunctive relief and damages. Any damages awarded under the federal antitrust laws will be subject to statutory trebling. Rochester Medical has reported that it has settled its claims against defendants C.R. Bard, Inc. and Premier, Inc./Premier Purchasing Partners, L.P. and Novation, LLC/VHA. Prior to settlement with these three parties, Rochester Medical alleged a damages figure of approximately $213 million against all defendants for claims. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. The Company intends to defend this action vigorously. Trial regarding claims against the Company is scheduled for February 25, 2008.

Southeast Missouri Hospital v. C.R. Bard, et al. is a class action lawsuit filed against the Company and another manufacturer on February 21, 2007 in the United States District Court for the Eastern District of Missouri, Southeastern Division. In the complaint, the putative class representative, on behalf of itself and others, seeks to recover overcharges it alleges that it and others paid for urological products as a result of anticompetitive conduct by the defendants in violation of federal antitrust laws. At this time, it is not possible to estimate the amount of losses, if any, that might result from an adverse resolution of this matter. The Company has filed a motion to dismiss the plaintiff’s amended complaint. The Company will respond to this complaint and intends to vigorously defend this action. No trial date has been scheduled.

Daniels Sharpsmart, Inc. (“Daniels”) v. Tyco International (US) Inc., et al. is a complaint filed against the Company, another manufacturer and three GPOs in the United States District Court for the Eastern District of Texas on August 31, 2005. The complaint alleges that the Company monopolized or attempted to monopolize the market for sharps containers and that the Company and the other defendants conspired or acted to exclude Daniels from the market for sharps containers in violation of federal and state antitrust laws. Daniels also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. Daniels seeks injunctive relief and unspecified monetary damages, including treble damages. Daniels dismissed with prejudice its claims against Consorta, Inc., one of the defendant GPOs. Also, following a settlement, Daniels dismissed with prejudice its claims against the other two defendant GPOs, Novation, LLC/VHA, Inc. and Premier, Inc./Premier Purchasing Partners, L.P., as well as its claims against Becton Dickinson and Company. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. The Company intends to defend this action vigorously. The parties are in the discovery stage. Trial is scheduled to begin November 4, 2008 for claims against the Company and Becton Dickinson and Company.

Natchitoches Parish Hospital Service District v. Tyco International, Ltd., et al. is a class action lawsuit filed against the Company on September 15, 2005 in the United States District Court for the District of Massachusetts. In the complaint, the putative class representative, on behalf of itself and others, seeks to recover overcharges it alleges that it and others paid for sharps containers as a result of anticompetitive conduct by the Company in violation of federal antitrust laws. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. The Company will respond to this complaint and intends to vigorously defend this action. The parties are in the discovery stage. The district court held hearings on the plaintiff’s motion for class certification on April 13, 2007 and on September 18, 2007. No trial date has been scheduled.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of September 28, 2007, there were approximately 10,398 asbestos liability cases pending against Mallinckrodt.

The Company estimates its pending asbestos claims and claims that were incurred but not reported, as well as related insurance and indemnification recoveries. The Company’s estimate of the liability for pending and future claims is based on claim experience over the past five years and covers claims expected to be filed over the next seven years. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account its substantial indemnification rights and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 28, 2007, the Company concluded that it was probable that it would incur remedial costs in the range of approximately $97 million to $255 million. As of September 28, 2007, the Company concluded that the best estimate within this range was approximately $132 million, of which $18 million was included in “Accrued and other current liabilities” and $114 million was included in “Other liabilities” in the Consolidated Balance Sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below.

Mallinckrodt LLC, a subsidiary of the Company, owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982. Mallinckrodt is responsible for the costs of completing an environmental site investigation required by the United States Environmental Protection Agency (“USEPA”) and the Maine Department of Environmental Protection (“MDEP”). Mallinckrodt has submitted a Corrective Measures Study plan to the USEPA and MDEP for approval. MDEP has orally indicated that it does not agree with Mallinckrodt’s proposed remedial alternative. Mallinckrodt is waiting to receive an implementation order from MDEP outlining its preferred remedial alternative. At September 28, 2007, estimated future investigation and remediation costs of $29 million were accrued for this site. This accrual does not include potential costs that the Company may incur if it is ordered to remediate environmental conditions in the Penobscot River and Bay. At this time, it is not possible for the Company to estimate the amount of any such potential additional remediation costs.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

In addition, the Company has accrued for the remediation of several other sites, each of which is individually insignificant. In view of the Company’s financial condition and reserves for environmental matters, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

The Company recorded asset retirement obligations (“AROs”) for the estimated future costs associated with legal obligations to decommission two nuclear facilities. As of September 28, 2007 and September 29, 2006, the Company’s AROs were $95 million and $82 million, respectively. The Company recorded an insignificant amount of accretion and foreign currency translation related to AROs during fiscal 2007. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

Income Taxes

The Company and its subsidiaries’ income tax returns are periodically examined by various tax authorities. In connection with such examinations, tax authorities, including the U.S. Internal Revenue Service (IRS), have raised issues and proposed tax adjustments. During 2007, the IRS concluded its field examination of certain of Tyco International’s, including Covidien’s and Tyco Electronics’, U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent’s Reports (RARs) in May and June of 2007 which reflect the IRS’s determination of proposed tax adjustments for the periods under audit. The RARs propose tax audit adjustments to certain of Tyco International’s previously filed tax return positions, all of which Tyco International and the Company expected and previously assessed at each balance sheet date. Accordingly, Covidien made no additional provision during fiscal 2007 with respect to its share of the proposed audit adjustments contained in the RARs.

It is Covidien’s understanding that Tyco International will appeal other proposed tax adjustments totaling approximately $1 billion and Tyco International intends to vigorously defend its prior filed tax return positions. Covidien believes that the amounts recorded in its financial statements relating to its share of these tax adjustments are adequate. However, the ultimate resolution of these matters is uncertain and could have an adverse impact on Covidien’s results of operations, financial condition or cash flows. In addition, ultimate resolution of these matters could result in Tyco International filing amended U.S. federal income tax returns for years subsequent to the current 1997 to 2000 audit period and could have an adverse impact on Covidien’s effective tax rate in future reporting periods. The Company may also be required to accrue and pay additional taxes for contingencies not related to Covidien as a result of the Tax Sharing Agreement with Tyco International and Tyco Electronics.

In fiscal 2004, Tyco International submitted to the IRS proposed adjustments to U.S. federal income tax returns for the 1997 through 2000 fiscal years, resulting in a reduction in the taxable income previously filed. During fiscal 2006, the IRS accepted substantially all of the proposed adjustments. Also during fiscal 2006, Tyco International developed proposed amendments to U.S. federal income tax returns for additional periods through 2002. On the basis of previously accepted amendments, the Company determined that acceptance of these adjustments is probable and, accordingly, recorded the adjustments in the Consolidated and Combined Financial Statements. These adjustments resulted in a $285 million decrease in non-current deferred income taxes and a $269 million decrease to non-current income taxes payable in fiscal 2006. Such adjustments did not have a material impact on the Company’s results of operations, cash flows or its ongoing effective tax rate.

Tyco International has yet to complete proposed amendments to its U.S. federal income tax returns for periods subsequent to fiscal 2002, which will primarily reflect the amendments for fiscal 1997 through fiscal 2002. When the Company’s tax return positions are updated, additional adjustments may be identified and

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

recorded in the Consolidated Financial Statements. While the final adjustments cannot be determined until the return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its results of operations, financial condition or cash flows.

Compliance Matters

Tyco International has received and responded to various allegations that certain improper payments were made by Company subsidiaries in recent years. During 2005, Tyco International reported to the U.S. Department of Justice (“DOJ”) and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act (“FCPA”), that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. Tyco International had, and the Company will continue to have, communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Covidien and FCPA requirements. At this time, the Company cannot predict the outcome of other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its results of operations, financial condition or cash flows.

Any judgment required to be paid or settlement or other cost incurred by the Company in connection with these matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which provides that Covidien, Tyco International and Tyco Electronics will retain liabilities primarily related to each of its continuing operations. Any liabilities not primarily related to particular continuing operations will be shared equally among Covidien, Tyco International and Tyco Electronics.

Other Matters

The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations, financial condition or cash flows.

19. Segment and Geographic Data

The Company’s segments operate in different industries and are managed separately. A description of the five segments in which the Company operates is as follows:

•

Medical Devices—includes the development, manufacture and sale of endomechanical instruments, soft tissue repair products, energy devices, oximetry and monitoring products, airway and ventilation products, vascular devices, sharpsafety products, clinical care products and other medical device products.

•	Pharmaceutical Products—includes the development, manufacture and distribution of dosage pharmaceuticals, active pharmaceutical ingredients and specialty chemicals.

•	Imaging Solutions—includes the development, manufacture and marketing of radiopharmaceuticals and contrast products.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

•

Medical Supplies—includes the development, manufacture and sale of nursing care products, medical surgical products, original equipment manufacturer products (OEM), incontinence products in Europe and other medical supply products.

•	Retail Products—includes the development, manufacture and marketing of infant care products, incontinence products in the United States, feminine hygiene products and other retail products.

Selected information by business segment is presented in the following tables (dollars in millions):

	2007	2006	2005
Net sales(1):
Medical Devices	$6,161	$5,711	$5,585
Pharmaceutical Products	1,330	1,219	1,156
Imaging Solutions	942	870	938
Medical Supplies	993	992	1,026
Retail Products	744	855	830

	$10,170	$9,647	$9,535

Operating income:
Medical Devices	$1,731	$1,824	$1,649
Pharmaceutical Products	339	300	310
Imaging Solutions	87	123	223
Medical Supplies	144	143	174
Retail Products	(195)	44	84
Corporate(2)	(1,668)	(306)	(302)

	$438	$2,128	$2,138

Total assets:
Medical Devices	$9,828	$9,531	$8,697
Pharmaceutical Products	1,568	1,522	1,449
Imaging Solutions	1,125	1,123	1,050
Medical Supplies	630	631	599
Retail Products	519	817	784
Corporate(3)	4,658	484	2,205

	$18,328	$14,108	$14,784

Depreciation and amortization:
Medical Devices	$241	$207	$197
Pharmaceutical Products	59	56	53
Imaging Solutions	53	47	45
Medical Supplies	29	26	26
Retail Products	27	30	30

	$409	$366	$351

Capital expenditures:
Medical Devices	$212	$218	$164
Pharmaceutical Products	57	76	69
Imaging Solutions	50	68	33
Medical Supplies	46	52	36
Retail Products	19	18	29
Corporate	4	—	—

	$388	$432	$331

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(1)	Amounts represent sales to external customers. Intersegment sales are not significant. No single customer represented 10% or more of the Company’s total net sales in any period presented.
(2)	Includes a net charge of $1.202 billion allocated to the Company by Tyco International for the Company’s portion of the class action settlement and related insurance recoveries (see Note 18), Company corporate expenses, the allocated corporate overhead expenses from Tyco International, share-based compensation expense and unallocated segment expenses.
(3)	Includes cash and cash equivalents, deferred income tax assets, assets held for sale, assets related to the class action settlement and other corporate assets.

Net sales by groups of products within the Company’s segments is as follows (dollars in millions):

	2007	2006	2005
Endomechanical Instruments	$1,858	$1,727	$1,675
Soft Tissue Repair Products	494	421	385
Energy Devices	629	523	475
Oximetry & Monitoring Products	597	559	566
Airway & Ventilation Products	766	730	727
Vascular Devices	482	454	459
SharpSafety Products	461	430	417
Clinical Care Products	372	352	355
Other Products	502	515	526

Medical Devices	6,161	5,711	5,585
Dosage Pharmaceuticals	468	437	425
Active Pharmaceutical Ingredients	436	401	388
Specialty Chemicals	426	381	343

Pharmaceutical Products	1,330	1,219	1,156
Radiopharmaceuticals	476	422	472
Contrast Products	466	448	466

Imaging Solutions	942	870	938
Nursing Care Products	477	470	483
Medical Surgical Products	275	275	284
Original Equipment Manufacturer Products	134	136	131
Incontinence Products—Europe	106	98	95
Other Products	1	13	33

Medical Supplies	993	992	1,026
Infant Care Products	485	591	570
Incontinence Products	157	164	163
Feminine Hygiene Products	93	90	86
Other Products	9	10	11

Retail Products	744	855	830

	$10,170	$9,647	$9,535

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Selected information by geographic area is as follows (dollars in millions):

	2007	2006	2005
Net sales(1):
United States	$6,128	$6,008	$6,040
Other Americas	491	443	385
Europe	2,492	2,198	2,171
Japan	584	579	594
Asia—Pacific	475	419	345

	$10,170	$9,647	$9,535

Property, plant and equipment, net:
United States	$2,004	$1,935	$1,829
Other Americas	174	151	117
Europe	412	389	341
Japan	71	69	70
Asia—Pacific	30	14	11

	$2,691	$2,558	$2,368

(1)	Sales to external customers are reflected in the regions based on the location of the sales force executing the transaction.

Change in Reporting Structure—During the first quarter of fiscal 2008, the Company realigned its operating segments to more accurately reflect its business units that operate in different industries. Operations formerly managed by the Medical Devices segment that related to the sale and production of radiopharmaceuticals and contrast products will now be managed by our Imaging Solutions segment. The move is designed to improve the Company’s operational performance by enhancing its global structure to accelerate growth.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

20. Summarized Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for fiscal 2007 and 2006, is as follows (dollars in millions, except per share data):

	2007
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net sales	$2,451	$2,539	$2,579	$2,601
Gross profit	1,165	1,183	1,242	1,247
Income (loss) from continuing operations	342	394	(1,107)	34
Net income (loss)	338	394	(1,108)	34
Basic earnings per share:
Income (loss) from continuing operations	$0.69	$0.79	$(2.23)	$0.07
Net income (loss)	$0.68	$0.79	$(2.23)	$0.07
Diluted earnings per share:
Income (loss) from continuing operations	$0.69	$0.79	$(2.23)	$0.07
Net income (loss)	$0.68	$0.79	$(2.23)	$0.07

	2006
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net sales	$2,294	$2,408	$2,464	$2,481
Gross profit	1,086	1,102	1,158	1,140
Income from continuing operations	354	394	387	335
Net income	119	335	361	340
Basic earnings per share:
Income from continuing operations	$0.71	$0.79	$0.78	$0.68
Net income	$0.24	$0.67	$0.73	$0.69
Diluted earnings per share:
Income from continuing operations	$0.71	$0.79	$0.78	$0.68
Net income	$0.24	$0.67	$0.73	$0.69

21. Subsequent Event

In October 2007, CIFSA, a wholly-owned subsidiary of Covidien Ltd. completed a private placement offering of $2.750 billion aggregate principal amount of fixed rate senior notes, comprised of the following: $250 million of 5.15% notes due 2010; $500 million of 5.45% notes due 2012; $1.150 billion of 6.0% notes due 2017; and $850 million of 6.55% notes due 2037. The notes are fully and unconditionally guaranteed on a senior unsecured basis by Covidien Ltd. The net proceeds of $2.727 billion were used to repay a portion of the Company’s borrowings under its unsecured bridge loan facility.

22. Covidien International Finance S.A.

In December 2006, prior to the separation from Tyco International, Ltd., CIFSA was formed. CIFSA, a Luxembourg company, is a holding company that owns, directly or indirectly, all of the operating subsidiaries of Covidien Ltd. CIFSA is the borrower under the Company’s revolving credit facility, as well as the obligor under the Company’s bridge loan facility, both of which are fully and unconditionally guaranteed by Covidien Ltd. In addition, Covidien Ltd. has provided a full and unconditional guarantee with respect to the notes issued in October 2007.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The following information provides the composition of the Company’s operations, assets, liabilities, equity and cash flows by relevant group within the Company; Covidien Ltd. as the guarantor, CIFSA as issuer of the debt and the operating companies that represent assets of CIFSA. The following tables present consolidating financial information using the equity method of accounting for subsidiaries assuming that CIFSA owned, directly or indirectly, all of the operating subsidiaries of Covidien Ltd. as of the beginning of fiscal 2007. These consolidating financial statements are not necessarily indicative of the Company’s results of operations and cash flows had the transaction and events been completed on the date assumed. Additionally, these statements are not necessarily indicative of the Company’s future results of operations or cash flows.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Fiscal Year Ended September 28, 2007

(in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$10,170	$—	$10,170
Cost of products sold	—	—	5,333	—	5,333

Gross profit	—	—	4,837	—	4,837
Selling, general and administrative expenses	9	(16)	2,544	—	2,537
Research and development expenses	—	—	274	—	274
In-process research and development charges	—	—	38	—	38
Class action settlement, net of insurance recoveries	1,202	—	—	—	1,202
Impairments of long-lived assets	—	—	290	—	290
Restructuring and other charges, net	—	—	58	—	58

Operating (loss) income	(1,211)	16	1,633	—	438
Interest expense	—	175	13	—	188
Interest income	—	(7)	(29)	—	(36)
Equity in net income of subsidiaries	(889)	(1,065)	—	1,954	—
Intercompany interest and fees	20	(121)	101	—	—
Other expense, net	—	146	(11)	—	135

(Loss) income from continuing operations before income taxes	(342)	888	1,559	(1,954)	151
Income taxes	—	—	488	—	488

(Loss) income from continuing operations	(342)	888	1,071	(1,954)	(337)
Loss from discontinued operations, net of income taxes	—	—	5	—	5

Net (loss) income	$(342)	$888	$1,066	$(1,954)	$(342)

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

At September 28, 2007

(in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$872	$—	$872
Accounts receivable trade, net	—	—	1,664	—	1,664
Inventories	—	—	1,309	—	1,309
Interest in class action settlement fund	1,257	—	—	—	1,257
Class action settlement receivables	1,740	—	—	—	1,740
Intercompany receivable	—	178	184	(362)	—
Prepaid expenses and other current assets	9	—	705	—	714

Total current assets	3,006	178	4,734	(362)	7,556
Property, plant and equipment, net	2	—	2,689	—	2,691
Goodwill	—	—	5,932	—	5,932
Intangible assets, net	—	—	1,300	—	1,300
Due from related parties	—	—	306	—	306
Investment in subsidiaries	6,768	10,895	—	(17,663)	—
Intercompany loans receivables	138	8,981	9,287	(18,406)	—
Other assets	—	1	542	—	543

Total Assets	$9,914	$20,055	$24,790	$(36,431)	$18,328

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$474	$49	$—	$523
Accounts payable	—	—	527	—	527
Intercompany payable	—	184	178	(362)	—
Class action settlement liability	2,992	—	—	—	2,992
Accrued and other current liabilities	86	11	1,228	—	1,325

Total current liabilities	3,078	669	1,982	(362)	5,367
Long-term debt	—	3,451	114	—	3,565
Deferred income taxes	—	—	572	—	572
Guaranteed contingent tax liabilities	—	—	760	—	760
Intercompany loans payable	94	9,193	9,119	(18,406)	—
Other liabilities	—	—	1,322	—	1,322

Total Liabilities	3,172	13,313	13,869	(18,768)	11,586
Shareholders’ Equity	6,742	6,742	10,921	(17,663)	6,742

Total Liabilities and Shareholders’ Equity	$9,914	$20,055	$24,790	$(36,431)	$18,328

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Fiscal Year Ended September 28, 2007

(in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$20	$85	$2,104	$—	$2,209

Cash Flows From Investing Activities:
Capital expenditures	(2)	—	(386)	—	(388)
Acquisitions, net of cash acquired	—	—	(117)	—	(117)
Interest in class action settlement fund	(1,257)	—	—	—	(1,257)
Decrease in intercompany loans	(44)	559	—	(515)	—
Other	—	—	18	—	18

Net cash (used in) provided by investing activities	(1,303)	559	(485)	(515)	(1,744)

Net cash provided by discontinued investing activities	—	—	35	—	35

Cash Flows From Financing Activities:
Repayment of external debt	—	(325)	(200)	—	(525)
Issuance of external debt	—	4,248	50	—	4,298
Allocated debt activity	—	(2,291)	—	—	(2,291)
Net transfers to parent company	1,283	(2,231)	(371)	—	(1,319)
Loan repayments to parent	—	—	(515)	515	—
Other	—	(45)	27	—	(18)

Net cash provided by financing activities	1,283	(644)	(1,009)	515	145

Net cash used in discontinued financing activities	—	—	(35)	—	(35)

Effect of currency rate changes on cash	—	—	20	—	20
Net increase in cash and cash equivalents	—	—	630	—	630
Cash and cash equivalents at beginning of year	—	—	242	—	242

Cash and cash equivalents at end of year	$—	$—	$872	$—	$872

COVIDIEN LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(dollars in millions)

	Balance at Beginning of Year	Additions Charged to Income	Acquisitions, Divestitures and Other	Deductions	Balance at End of Year
Description

Fiscal 2007
Reserve for rebates	$387	$2,055	$20	$(2,089)	$373
Allowance for doubtful accounts	$42	$8	$4	$(7)	$47

Fiscal 2006
Reserve for rebates	$407	$2,334	$(19)	$(2,335)	$387
Allowance for doubtful accounts	$58	$(1)	$3	$(18)	$42

Fiscal 2005
Reserve for rebates	$334	$2,116	$—	$(2,043)	$407
Allowance for doubtful accounts	$57	$8	$1	$(8)	$58