Form 10-Q
period 2007-12-28
Covidien Ltd.
filed 2008-02-11
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33259

(Commission File Number)

COVIDIEN LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0518045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Front Street,

Hamilton HM 12,

Bermuda

Telephone: (441) 298-2480

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

The number of common shares outstanding as of February 6, 2008 was 498,747,570.

COVIDIEN LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

Quarters Ended December 28, 2007 and December 29, 2006

(in millions, except per share data)

	Quarters Ended
	December 28, 2007	December 29, 2006
Net sales	$2,316	$2,128
Cost of products sold	1,077	1,012

Gross profit	1,239	1,116
Selling, general and administrative expenses	689	556
Research and development expenses	78	60
In-process research and development charges	12	8
Restructuring charges	5	16

Operating income	455	476
Interest expense	60	40
Interest income	(12)	(9)
Other income	(180)	—

Income from continuing operations before income taxes	587	445
Income taxes	142	113

Income from continuing operations	445	332
Loss (income) from discontinued operations, net of income taxes	25	(6)

Net income	$420	$338

Basic earnings per share:
Income from continuing operations	$0.89	$0.67
Loss (income) from discontinued operations	0.05	(0.01)
Net income	0.84	0.68
Diluted earnings per share:
Income from continuing operations	$0.89	$0.67
Loss (income) from discontinued operations	0.05	(0.01)
Net income	0.84	0.68
Weighted-average number of shares outstanding (Note 6):
Basic	498	497
Diluted	502	497

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN LTD.

CONSOLIDATED BALANCE SHEETS

At December 28, 2007 and September 28, 2007

(in millions, except share data)

	December 28, 2007	September 28, 2007
Assets
Current Assets:
Cash and cash equivalents	$890	$872
Accounts receivable trade, less allowance for doubtful accounts of $55 and $44	1,552	1,546
Inventories	1,193	1,126
Interest in class action settlement fund	1,265	1,257
Class action settlement receivables	1,746	1,735
Prepaid expenses and other current assets	692	683
Assets held for sale	769	879

Total current assets	8,107	8,098
Property, plant and equipment, net	2,387	2,393
Goodwill	5,778	5,767
Intangible assets, net	1,241	1,242
Due from related parties	486	306
Other assets	824	522

Total Assets	$18,823	$18,328

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$279	$523
Accounts payable	402	444
Class action settlement liability	3,011	2,992
Accrued and other current liabilities	1,103	1,279
Liabilities associated with assets held for sale	189	147

Total current liabilities	4,984	5,385
Long-term debt	3,577	3,565
Guaranteed contingent tax liabilities	760	760
Income taxes payable	1,136	517
Deferred income taxes	579	576
Other liabilities	789	783

Total Liabilities	11,825	11,586
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.20 par value, 1,000,000,000 authorized; 498,289,022 and 497,530,181 issued and outstanding	100	100
Share premium	35	16
Contributed surplus	6,009	5,983
Accumulated earnings	114	—
Accumulated other comprehensive income	740	643

Total Shareholders’ Equity	6,998	6,742

Total Liabilities and Shareholders’ Equity	$18,823	$18,328

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Quarters Ended December 28, 2007 and December 29, 2006

(in millions)

	Quarters Ended
	December 28, 2007	December 29, 2006
Cash Flows From Operating Activities:
Net income	$420	$338
Loss (income) from discontinued operations, net of income taxes	25	(6)

Income from continuing operations	445	332
Adjustments to reconcile net cash provided by continuing operating activities:
Change in related party receivable related to Tax Sharing Agreement	(180)	—
In-process research and development charges	12	8
Depreciation and amortization	98	89
Equity-based compensation expense	24	17
Deferred income taxes	50	66
Provision for losses on accounts receivable and inventory	18	15
Other non-cash items	4	2
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	4	(24)
Inventories	(66)	(35)
Accounts payable	(44)	(71)
Accrued and other liabilities	(4)	19
Other	56	71

Net cash provided by continuing operating activities	417	489

Net cash provided by discontinued operating activities	24	7

Net cash provided by operating activities	441	496

Cash Flows From Investing Activities:
Capital expenditures	(77)	(63)
Acquisitions	(21)	(48)
Other	—	(1)

Net cash used in continuing investing activities	(98)	(112)

Net cash (used in) provided by discontinued investing activities	(5)	28

Net cash used in investing activities	(103)	(84)

Cash Flows From Financing Activities:
Repayment of external debt	(2,977)	(6)
Issuance of external debt	2,727	42
Allocated debt activity	—	(24)
Dividends paid	(80)	—
Net transfers to Tyco International Ltd.	—	(368)
Transfers from discontinued operations	19	35
Other	4	4

Net cash used in continuing financing activities	(307)	(317)

Net cash used in discontinued financing activities	(19)	(35)

Net cash used in financing activities	(326)	(352)

Effect of currency rate changes on cash	6	3
Net increase in cash and cash equivalents	18	63
Cash and cash equivalents at beginning of period	872	242

Cash and cash equivalents at end of period	$890	$305

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

Basis of Presentation—The accompanying Consolidated and Combined Financial Statements reflect the consolidated operations of Covidien Ltd. and its subsidiaries as an independent publicly-traded company following June 29, 2007, and a combined reporting entity comprising the assets and liabilities used in managing and operating Tyco International’s healthcare businesses, including Covidien Ltd., prior to June 29, 2007. Certain general corporate overhead, debt and related net interest expense have been allocated for periods prior to the Separation by Tyco International to the Company. Management believes such allocations are reasonable; however, they may not be indicative of the actual expenses the Company would have incurred had the Company been operating as an independent, publicly-traded company at that time. Note 13 provides further information regarding allocated expenses.

The unaudited Consolidated and Combined Financial Statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the Consolidated and Combined Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited Consolidated and Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of the interim results reported. The year-end consolidated balance sheet data were derived from audited financial statements, but do not include all of the annual disclosures required by GAAP. These financial statements should be read in conjunction with the Company’s audited Consolidated and Combined Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

Recently Adopted Accounting Pronouncements—On September 29, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adoption was a $306 million reduction in retained earnings, an increase of $193 million in deferred tax assets, primarily due to interest and state specific items and increases of $589 million and $90 million in income taxes payable and receivable, respectively. At September 29, 2007, the total amount of unrecognized tax benefits was $1,219 million, including interest and penalties, of which $1,200 million would impact the effective tax rate, if recognized. Interest and penalties associated with uncertain tax positions are recognized as components of “Income taxes” in the Consolidated and Combined Statements of Income. The total amount of accrued interest and penalties related to uncertain tax positions at September 29, 2007 was $232 million. There were no significant changes to the Company’s unrecognized tax benefits during the quarter ended December 28, 2007.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

As of December 28, 2007, the Company does not expect any U.S. federal unrecognized tax benefits to change significantly within the next 12 months. In addition, the Company does not expect to reach a resolution on any significant state or non-U.S. audits within the next 12 months. Therefore, the total amount of state or non-U.S. unrecognized tax benefits as of December 28, 2007, is not expected to change significantly within the next 12 months.

2. Discontinued Operations

During the first quarter of fiscal 2008, the Company entered into a definitive sale agreement to divest its Retail Products segment for $335 million, subject to certain working capital and other adjustments. In addition, the Company’s management and Board of Directors approved plans to sell its Specialty Chemicals business within the Pharmaceutical Products segment and its European Incontinence Products business within the Medical Supplies segment. The Company decided to sell these businesses because their products and customer bases are not aligned with the Company’s long-term strategic objectives. The Retail Products segment, Specialty Chemicals business and European Incontinence Products business all met the assets held for sale and discontinued operations criteria and have been included in discontinued operations for all periods presented.

Net sales, income from operations and expected loss on disposition for discontinued operations are as follows (dollars in millions):

	Quarters Ended
	December 28, 2007	December 29, 2006
Net sales	$294	$323

(Income) from operations, net of income tax provision of $22 and $10	$(2)	$(10)
Loss on disposition, net of income tax benefit of $69 and $2	27	4

Loss (income) from discontinued operations, net of income taxes	$25	$(6)

During the first quarter of fiscal 2008, the Company determined that the carrying values of the Retail Products segment and the European Incontinence Products business exceeded their respective fair values, net of estimated costs to sell and as a result recorded pre-tax impairment charges totaling $96 million, primarily related to the write down of goodwill in the Retail Products segment. The fair values were based on terms and conditions included or expected to be included in the respective sale agreements. These businesses are expected to be sold in fiscal 2008.

Balance sheet information for the Retail Products segment, Specialty Chemicals business and European Incontinence Products business assets classified as held for sale are as follows (dollars in millions):

	December 28, 2007	September 28, 2007
Accounts receivable, net	$111	$118
Inventories	175	183
Prepaid expenses and other current assets	36	34
Property, plant and equipment, net	287	300
Goodwill	88	165
Other intangibles, net	58	58
Other non-current assets	14	21

Assets held for sale	$769	$879

Accounts payable	$70	$84
Accrued and other current liabilities	36	45
Other liabilities	83	18

Liabilities associated with assets held for sale	$189	$147

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

The disclosures which follow include activity or balances associated with amounts classified as continuing operations.

3. Acquisitions

During the first quarter of fiscal 2008, the Company’s Medical Devices segment acquired Scandius Biomedical, Inc. (“Scandius”), a developer of medical devices for sports-related surgeries, for $27 million, of which $14 million was deposited into an escrow account. The acquisition of Scandius enables the Company to offer customers innovative soft tissue repair devices for common sports injuries. The Company recorded an in-process research and development (“IPR&D”) charge of $12 million in connection with this acquisition.

In September 2006, the Company’s Medical Devices segment acquired over 50% ownership of Airox S.A. (“Airox”) for $59 million, net of cash acquired of $4 million. During the first quarter of fiscal 2007, the Company’s Medical Devices segment acquired the remaining outstanding shares of Airox in a mandatory tender offer for approximately $47 million. During the first quarter of fiscal 2007, the Company recorded an $8 million IPR&D charge in connection with this acquisition.

The acquisitions above did not have a material effect on the Company’s results of operations, financial condition or cash flows.

4. Restructuring Charges

In fiscal 2007, the Company launched a restructuring program in its Medical Devices and Medical Supplies segments. These programs include exiting unprofitable product lines in low-growth and declining-growth markets, reducing excess machine capacity, moving production to lower cost alternatives through plant consolidations and outsourcing initiatives, and relocating certain functions. The Company expects to incur charges of $150 million, most of which is expected to occur by the end of calendar year 2008.

Under this restructuring program, the Company recorded restructuring charges of $5 million and $16 million during the first quarters of fiscal 2008 and 2007, respectively. The restructuring charges in both quarters primarily related to reductions in workforce within the Medical Devices segment. At September 28, 2007, restructuring liabilities of $28 million were included in the Consolidated Balance Sheet. During the quarter ended December 28, 2007, the Company utilized $8 million of restructuring reserves, the majority of which related to employee termination benefits. At December 28, 2007, $25 million of restructuring liabilities associated with this restructuring program were included in the Consolidated Balance Sheet.

5. Income Taxes

Income tax expense was $142 million and $113 million on income from continuing operations before income taxes of $587 million and $445 million for the quarters ended December 28, 2007 and December 29, 2006, respectively. This resulted in effective tax rates of 24.2% and 25.4% for the first quarters of fiscal 2008 and 2007, respectively. The decrease in the effective tax rate for the first quarter of fiscal 2008, compared with the first quarter of fiscal 2007, was primarily due to the non-taxable amounts recorded under the Company’s Tax Sharing Agreement discussed in Note 13. This was partially offset by increased interest costs incurred in connection with the Company’s adoption of FIN 48 discussed in Note 1 and the expected impact on our annual tax rate of the expiration of the U.S. research and development tax credit as of December 31, 2007.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

6. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows (dollars in millions, except per share data):

	Quarters Ended
	December 28, 2007			December 29, 2006
	Income	Shares	Per Share Amount	Income	Shares(1)	Per Share Amount
Basic earnings per common share:
Income from continuing operations	$445	498	$0.89	$332	497	$0.67
Share options and restricted shares	—	4		—	—

Diluted earnings per common share:
Income from continuing operations giving effect to dilutive adjustments	$445	502	$0.89	$332	497	$0.67

(1)

The common shares outstanding immediately following the Separation were used to calculate basic and diluted earnings per share for the quarter ended December 29, 2006 because no common shares, share options or restricted shares of Covidien were outstanding on or before June 29, 2007.

The computation of diluted earnings per share for the quarter ended December 28, 2007 excludes the effect of the potential exercise of options to purchase approximately 15 million shares because the effect would have been anti-dilutive.

7. Comprehensive Income

Comprehensive income consists of the following (dollars in millions):

	Quarters Ended
	December 28, 2007	December 29, 2006
Net income	$420	$338
Currency translation	104	64
Change in market value of derivatives, net of income taxes	(7)	—

Total comprehensive income	$517	$402

8. Inventories

Inventories consist of (dollars in millions):

	December 28, 2007	September 28, 2007
Purchased materials and manufactured parts	$254	$215
Work in process	211	200
Finished goods	728	711

Inventories	$1,193	$1,126

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

9. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows (dollars in millions):

	Medical Devices	Imaging Solutions	Pharmaceutical Products	Medical Supplies	Total
Goodwill at September 28, 2007	$5,033	$255	$252	$227	$5,767
Acquisitions	3	—	—	—	3
Currency translation	8	—	—	—	8

Goodwill at December 28, 2007	$5,044	$255	$252	$227	$5,778

The gross carrying amount and accumulated amortization of intangible assets are as follows (dollars in millions):

	December 28, 2007			September 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Unpatented technology	$538	$175	21 years	$536	$168	21 years
Patents and trademarks	655	290	18 years	637	280	18 years
Other	246	89	25 years	246	85	25 years

Total	$1,439	$554	20 years	$1,419	$533	20 years
Non-Amortizable:
Trademarks	$356			$356

Total intangible assets	$1,795	$554		$1,775	$533

Intangible asset amortization expense for the quarters ended December 28, 2007 and December 29, 2006 was $20 million and $19 million, respectively.

10. Debt

Debt is as follows (dollars in millions):

	December 28, 2007	September 28, 2007
Current maturities of long-term debt:
Unsecured bridge loan facility	$251	$474
Capital lease obligations	22	21
Other	6	28

Total	279	523

Long-term debt:
Unsecured bridge loan facility	—	2,727
Unsecured senior revolving credit facility	724	724
5.2% senior notes due December 2010	250	—
5.5% senior notes due December 2012	499	—
6.0% senior notes due December 2017	1,149	—
6.6% senior notes due December 2037	846	—
Capital lease obligations	58	63
Other	51	51

Total	3,577	3,565

Total debt	$3,856	$4,088

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

In October 2007, Covidien International Finance S.A. (“CIFSA”), a wholly-owned subsidiary of Covidien Ltd., completed a private placement of $2.750 billion aggregate principal amount of fixed rate senior notes, consisting of the following: $250 million of 5.2% notes due 2010; $500 million of 5.5% notes due 2012; $1.150 billion of 6.0% notes due 2017; and $850 million of 6.6% notes due 2037. The notes are fully and unconditionally guaranteed on a senior unsecured basis by Covidien Ltd. The net proceeds of $2.727 billion were used to repay a portion of the Company’s borrowings under its unsecured bridge loan facility. In January 2008, the Company repaid an additional $151 million of its outstanding borrowings under the unsecured bridge loan facility.

The Company’s credit and bridge facility agreements contain a covenant limiting the Company’s ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreements contain other customary covenants, none of which is considered restrictive to the Company’s operations. The Company is currently in compliance with all of its debt covenants.

11. Retirement Plans

The net periodic benefit cost for the Company’s defined benefit retirement plans and postretirement plans is as follows (dollars in millions):

	Quarters Ended
	December 28, 2007	December 29, 2006
Service cost	$6	$6
Interest cost	15	15
Expected return on plan assets	(13)	(12)
Amortization of prior service benefit	(1)	(1)
Amortization of net actuarial loss	2	5

Net periodic benefit cost	$9	$13

The Company anticipates that, at a minimum, it will make required contributions of $28 million to its U.S. and non-U.S. pension plans in fiscal 2008. In addition, the Company expects to make contributions to its postretirement benefit plans of $12 million in fiscal 2008. During the quarter ended December 28, 2007, the Company contributed $10 million and $3 million to its pension and postretirement plans, respectively.

12. Share Plans

Total equity-based compensation cost of $24 million and $17 million was included in “Selling, general and administrative expenses” in the Consolidated and Combined Statements of Income for the first quarters of fiscal 2008 and 2007, respectively.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

Share option activity for the quarter ended December 28, 2007 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding at September 28, 2007	28,662,252	$40.57	6.21	$156
Granted	380,812	40.30
Exercised	(758,257)	25.58
Expired/Forfeited	(890,967)	48.91

Outstanding at December 28, 2007	27,393,840	40.71	6.05	191

Vested and unvested expected to vest at December 28, 2007	26,314,869	40.63	5.91	189
Exercisable at December 28, 2007	18,743,254	40.09	4.69	166

As of December 28, 2007, there was $67 million of total unrecognized compensation cost related to unvested share options granted, which is expected to be recognized over a weighted-average period of 1.5 years.

The Company utilized the Black-Scholes pricing model to estimate the fair value of each option on the date of each grant. The weighted-average assumptions used in the Black-Scholes pricing model for options granted during the quarter ended December 28, 2007 were as follows:

Expected stock price volatility	27.00%
Risk-free interest rate	4.07%
Expected annual dividend per share	$0.64
Expected life of options (years)	5.00

The weighted-average grant-date fair value of options granted during the quarter ended December 28, 2007 was $7.83. The total intrinsic value of options exercised during the quarter ended December 28, 2007 was $12 million.

Restricted share unit activity for the quarter ended December 28, 2007 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 28, 2007	4,401,907	$40.91
Granted	67,816	40.86
Vested	(55,980)	39.40
Forfeited	(111,368)	40.52

Non-vested at December 28, 2007	4,302,375	40.94

As of December 28, 2007, there was $90 million of total unrecognized compensation cost related to non-vested restricted shares granted, which is expected to be recognized over a weighted-average period of 1.6 years.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

13. Related Party Transactions

Interest Expense and Interest Income—Net interest expense for the quarter ended December 29, 2006 was proportionately allocated to the Company by Tyco International based on the historical funding requirements of the Company using historical data. Interest expense was calculated using Tyco International’s historical weighted-average interest rate on its debt, including the impact of interest rate swap agreements. For the quarter ended December 29, 2006, Tyco International allocated to the Company interest expense of $35 million and interest income of $4 million. Management believes the allocation basis for net interest expense is reasonable based on the historical financing needs of the Company. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had the Company been operating as an independent, publicly-traded company.

Allocated Expenses—For the quarter ended December 29, 2006, the Company was allocated $38 million of corporate overhead expenses from Tyco International for corporate-related functions based on a pro-rata percentage of Tyco International’s consolidated net revenue. General corporate overhead expenses primarily related to centralized corporate functions, including treasury, tax, legal, internal audit, human resources and risk management functions. This allocation was included within “Selling, general and administrative expenses” in the Combined Statement of Income. As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocations of general corporate overhead from Tyco International are reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by the Company as an independent, publicly-traded company. As such, the financial information for the quarter ended December 29, 2006 may not necessarily reflect the results of operations and cash flows of the Company in the future or what they would have been had the Company been an independent, publicly-traded company.

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

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

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

The Company and its subsidiaries’ income tax returns are periodically examined by various tax authorities. During 2007, the U.S. Internal Revenue Service (“IRS”) concluded its field examination of certain of Tyco International’s, including Covidien’s and Tyco Electronics’, U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent’s Reports in May and June of 2007 that reflect the IRS’s determination of proposed tax adjustments for the periods under audit. Tyco International is appealing certain of the proposed tax adjustments totaling approximately $1 billion and it is Covidien’s understanding that Tyco International intends to vigorously defend its prior filed tax return positions. Covidien has assessed the amounts previously recorded in its financial statements for the IRS’s proposed adjustments and believes that the amounts recorded in its financial statements as of December 28, 2007 relating to its share of proposed adjustments are adequate.

The U.S. Internal Revenue Service is currently examining the Company’s 1997 through 2000 federal income tax returns. Accordingly, the 1997 through 2007 tax years remain open for examination. In addition, the Company’s non-U.S. income tax returns are generally open for examination from the tax year 2001 forward. In the opinion of management, the Company has made adequate tax provisions for all years subject to examination. However, the ultimate resolution of these matters is uncertain and could have an adverse impact on the Company’s results of operations, financial condition or cash flows. Note 1 provides further information regarding the Company’s income taxes.

The Company has used available information to develop its best estimates for certain assets and liabilities related to periods prior to Separation, including amounts subject to or impacted by the provisions of the Tax Sharing Agreement. Final determination of the balances will be made in subsequent periods, primarily related to

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

certain pre-Separation tax liabilities and tax years open for examination. It also includes the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien and/or Tyco Electronics legal entities for periods prior to the Separation. Such adjustments will be recorded as either distributions to or contributions from either Tyco International or Tyco Electronics through shareholders’ equity in subsequent periods as tax returns are finalized and other related activities are completed.

Income Tax Receivables—In accordance with the Tax Sharing Agreement with Tyco International and Tyco Electronics, the Company shares certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The Company is the primary obligor to the taxing authorities for $1,136 million of these contingent tax liabilities, which were recorded on the Consolidated Balance Sheet at December 28, 2007. The actual amounts that the Company may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years. Adjustments to income tax receivables related to the Tax Sharing Agreement are recorded in “Other income” in the Consolidated Statement of Income.

In addition, pursuant to the terms of the Tax Sharing Agreement, the Company recorded a long-term receivable from Tyco International and Tyco Electronics of $486 million, which is classified as “Due from related parties” in the Consolidated Balance Sheet at December 28, 2007. This receivable primarily reflects 58% of the non-current income taxes payable subject to the Tax Sharing Agreement. If Tyco International and Tyco Electronics default on their obligations to the Company under the Tax Sharing Agreement, the Company would be liable for the entire amount of these liabilities.

During the quarter ended December 28, 2007, the Company recorded other income of $180 million ($0.36 for both basic and diluted earnings per share), and a corresponding increase to its receivable from Tyco International and Tyco Electronics, in accordance with the Tax Sharing Agreement. This income primarily reflects 58% of the $306 million impact of adopting FIN 48 discussed in Note 1.

Guaranteed Tax Liabilities—Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities; Covidien assumed and is responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon the Company’s separation from Tyco International with the assistance of a third-party valuation firm in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and, accordingly, liabilities amounting to $760 million related to these guarantees were included in the Consolidated Balance Sheet as of September 28, 2007. To the extent such recorded liabilities change, the increase or decrease will be reflected in other expense or income in the Company’s Consolidated Statements of Income. No changes have occurred to date.

14. Commitments and Contingencies

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

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

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

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

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

The Company and Medrad, Inc. (“Medrad”) are involved in the following patent infringement actions related to powered injectors used for the delivery of contrast media to patients who are undergoing diagnostic imaging procedures:

(1)	Medrad, Inc. v. Tyco Healthcare Group LP, et al. is a patent infringement action that was filed in the United States District Court for the Western District of Pennsylvania on October 24, 2001. The complaint alleges that the Company’s Optistar MR Contrast Delivery System infringes Medrad’s U.S. Patent No. RE 37,602. Medrad seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. The Company has asserted an antitrust counterclaim alleging that Medrad obtained the reissued patent through knowing and willful fraud on the United States Patent and Trademark Office. On October 12, 2005, the district court granted the Company’s motion for summary judgment and ruled that Medrad’s reissued patent was invalid. Medrad appealed this summary judgment ruling to the United States Court of Appeals for the Federal Circuit. On October 16, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanding the case for further proceedings. The Company filed a petition for certiorari with the United States Supreme Court seeking review of the Federal Circuit’s decision, but that petition for certiorari was denied.

(2)	Tyco Healthcare Group LP, et al. v. Medrad, Inc. is a patent infringement action that was filed in the United States District Court for the Southern District of Ohio, Western Division, on November 15, 2004. The Company’s complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of Medrad’s U.S. Patent Nos. 6,339,718 and 6,643,537 regarding the Company’s OptiVantage DH injector. Medrad has asserted a counterclaim alleging that the Company’s OptiVantage DH injector infringes Medrad’s U.S. Patent No. 6,339,718, No. 6,643,537, No. 6,743,205, No. 6,676,634, No. 6,726,657 and No. 6,336,913. Medrad seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement.

(3)

Tyco Healthcare Group LP, et al. v. Medrad, Inc. is a patent action that was filed in the United States District Court for the Southern District of Ohio, Western Division, on November 7, 2006. The Company’s complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of Medrad’s U.S. Patent No. 6,970,735 (the “‘735 patent”). The complaint alleges that Medrad has violated the antitrust laws when it obtained the ‘735 patent through knowing and willful fraud on the United States Patent and Trademark Office. On December 12, 2006, Medrad filed a

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

motion to dismiss the complaint. On July 11, 2007, the Company and Medrad resolved the case by executing an agreement entitled “Release and Covenant Not to Sue.” Under this agreement, each party agreed to release its claims against the other in exchange for Medrad’s agreeing not to assert a claim of patent infringement under the ‘735 patent against certain of the Company’s power injectors.

On January 18, 2008, the Company and Medrad entered into an agreement to resolve the cases described in subparagraphs (1) and (2) above. Under the agreement, each party released its claims against the other in exchange for the Company’s agreeing to pay Medrad $17 million and Medrad’s agreeing not to assert any claim of patent infringement under certain Medrad patents against the Company’s powered injectors. In addition, the Release and Covenant Not to Sue agreement described in subparagraph (3) above was amended under the January 18, 2008 agreement to expand the type of the Company’s power injectors against which Medrad has agreed not to assert a claim of patent infringement.

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

Beginning on August 29, 2005, with Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, L.P., and Mallinckrodt Inc., 12 consumer class actions have been filed in the United States District Court for the Central District of California. In all of the complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by the Company in violation of the federal antitrust laws. The 12 complaints were subsequently consolidated into a single proceeding styled In re: Pulse Oximetry Antitrust litigation. By stipulation among the parties, five putative class representatives dismissed their claims against the Company, leaving seven remaining putative class representatives as plaintiffs in the consolidated proceeding. On

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

December 21, 2007, the district court denied the plaintiffs’ motion for class certification. The plaintiffs are seeking to appeal this ruling. At this time, it is not possible to estimate the amount of loss or probable loss, if any, that might result from an adverse resolution of these matters. The Company intends to vigorously defend these actions.

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

Southeast Missouri Hospital v. C.R. Bard, et al. is a class action lawsuit filed against the Company and another manufacturer on February 21, 2007, in the United States District Court for the Eastern District of Missouri, Southeastern Division. In the complaint, the putative class representative, on behalf of itself and others, seeks to recover overcharges it alleges that it and others paid for urological products as a result of anticompetitive conduct by the defendants in violation of federal antitrust laws. On January 22, 2008, the district court issued a Memorandum and Order dismissing all claims against the Company.

Daniels Sharpsmart, Inc. (“Daniels”) v. Tyco International (US) Inc., et al. is a complaint filed against the Company, another manufacturer and three GPOs in the United States District Court for the Eastern District of Texas on August 31, 2005. The complaint alleges that the Company monopolized or attempted to monopolize the market for sharps containers and that the Company and the other defendants conspired or acted to exclude Daniels from the market for sharps containers in violation of federal and state antitrust laws. Daniels also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. Daniels seeks injunctive relief and unspecified monetary damages, including treble damages. Daniels dismissed with prejudice its claims against Consorta, Inc., one of the defendant GPOs. Also, following a settlement, Daniels dismissed with prejudice its claims against the other two defendant GPOs, Novation, LLC/VHA, Inc. and Premier, Inc./Premier Purchasing Partners, L.P., as well as its claims against Becton Dickinson and Company. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. The Company intends to defend this action vigorously. The parties are in the discovery stage. Trial is scheduled to begin November 4, 2008 for claims against the Company.

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

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

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

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of December 28, 2007, there were approximately 10,442 asbestos liability cases pending against Mallinckrodt.

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

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 28, 2007, the Company concluded that it was probable that it would incur remedial costs in the range of approximately $94 million to $252 million. As of December 28, 2007, the Company concluded that the best estimate within this range was approximately $127 million, of which $17 million was included in “Accrued and other current liabilities” and $110 million was included in “Other liabilities” in the Consolidated Balance Sheet. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

The Company recorded asset retirement obligations (“AROs”) for the estimated future costs associated with legal obligations to decommission two facilities within the Imaging Solutions segment. As of December 28, 2007 and September 28, 2007, the Company’s AROs were $95 million and $93 million, respectively. The Company recorded an insignificant amount of accretion and foreign currency translation related to AROs during the quarter ended December 28, 2007. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

Compliance Matters

Tyco International has received and responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including subsidiaries which are now part of the Company, in recent years. During 2005, Tyco International reported to the U.S. Department of Justice (“DOJ”) and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act (“FCPA”), that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. Tyco International had, and the Company will continue to have, communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Covidien and FCPA requirements. At this time, the Company cannot predict the outcome of other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its results of operations, financial condition or cash flows.

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

Tyco International Legal Proceedings

As discussed in Note 13, pursuant to the Separation and Distribution Agreement, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities. Tyco International and certain of its former directors and officers are named defendants in a number of class actions alleging violations of the disclosure provisions of the federal securities laws and also are named as defendants in several ERISA class actions. Tyco International is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, Tyco International’s insurance carriers may decline coverage, or Tyco International’s coverage may be insufficient to cover its expenses and liability, in some or all of these matters. The Company’s share of any losses resulting from an adverse resolution of those matters is not estimable and may have a material adverse effect on its results of operations, financial condition or cash flows.

Class Action Settlement—On December 19, 2007, the United States District Court for the District of New Hampshire entered a final order approving the settlement of 32 purported securities class action lawsuits. The settlement does not resolve all securities cases, and several remain outstanding. In addition, the settlement does not release claims arising under ERISA and the lawsuits arising thereunder.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

Under the terms of the Memorandum of Understanding, the plaintiffs have agreed to release all claims against Tyco International, the other settling defendants and ten other individuals in consideration for the payment of $2.975 billion to the certified class and accrued interest. The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco International had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco International. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. It is Covidien’s understanding that Tyco International intends to vigorously defend any litigation resulting from opt-out claims. At this time, it is not possible to predict the final outcome or to estimate the amount of loss or possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted-out.

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

At December 28, 2007, the Company had a $3.011 billion liability for the full amount owed under Tyco International’s class action settlement, including accrued interest, and a $1.746 billion receivable from Tyco International and Tyco Electronics for their portions of the liability. The Company has fully funded its portion of this class action settlement into an escrow account intended to be used to settle the liability.

Investigations—Tyco International and others have received various subpoenas and requests from the U.S. Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into Tyco International’s governance, management, operations, accounting and related controls. The Department of Labor is investigating Tyco International and the administrators of certain of its benefit plans. Tyco International cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties. The Company’s share of any losses resulting from an adverse resolution of those matters is not estimable and may have a material adverse effect on its results of operations, financial condition or cash flows.

15. Segment Data

Change in Reporting Structure—During the first quarter of fiscal 2008, the Company realigned its operating segments to more accurately reflect its business units that operate in different industries. Operations formerly managed by the Medical Devices segment that related to the sale and production of radiopharmaceuticals and contrast products are now managed by the Imaging Solutions segment. The move was designed to improve the Company’s operational performance by enhancing its global structure to accelerate growth. Following this change and the anticipated divestiture of the Retail Products segment, Specialty Chemicals business and European Incontinence Products business discussed in Note 2, the Company operates its business through the following four segments:

•

Medical Devices includes the development, manufacture and sale of endomechanical instruments, soft tissue repair products, energy devices, oximetry and monitoring products, airway and ventilation products, vascular devices, sharpsafety products, clinical care products and other medical device products.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

•	Imaging Solutions includes the development, manufacture and marketing of radiopharmaceuticals and contrast products.

•	Pharmaceutical Products includes the development, manufacture and distribution of dosage pharmaceuticals and active pharmaceutical ingredients.

•	Medical Supplies includes the development, manufacture and sale of nursing care products, medical surgical products and original equipment manufacturer products (OEM).

Prior year amounts have been reclassified to reflect this change to the Company’s segment reporting.

Selected information by business segment is presented in the following tables (dollars in millions):

	Quarters Ended
	December 28, 2007	December 29, 2006
Net sales(1):
Medical Devices	$1,587	$1,426
Imaging Solutions	291	256
Pharmaceutical Products	221	225
Medical Supplies	217	221

	$2,316	$2,128

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.

	Quarters Ended
	December 28, 2007	December 29, 2006
Operating income:
Medical Devices	$436	$421
Imaging Solutions	10	39
Pharmaceutical Products	74	77
Medical Supplies	35	36
Corporate	(100)	(97)

	$455	$476

16. Covidien International Finance S.A.

In December 2006, prior to the separation from Tyco International, Ltd., CIFSA was formed. CIFSA, a Luxembourg company, is a holding company that owns, directly or indirectly, all of the operating subsidiaries of Covidien Ltd. CIFSA is the borrower under the Company’s senior notes, revolving credit facility and bridge loan facility, all of which are fully and unconditionally guaranteed by Covidien Ltd., which in turn is the sole owner of CIFSA. The following information provides the composition of the Company’s income, assets, liabilities, equity and cash flows by relevant group within the Company: Covidien Ltd. as the guarantor, CIFSA as issuer of the debt and the operating companies that represent assets of CIFSA. Consolidating financial information for Covidien and CIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

COVIDIEN LTD.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATING STATEMENT OF INCOME

Quarter Ended December 28, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$2,316	$—	$2,316
Cost of products sold	—	—	1,077	—	1,077

Gross profit	—	—	1,239	—	1,239
Selling, general and administrative expenses	9	—	680	—	689
Research and development expenses	—	—	78	—	78
In-process research and development charges	—	—	12	—	12
Restructuring charges	—	—	5	—	5

Operating (loss) income	(9)	—	464	—	455
Interest expense	—	57	3	—	60
Interest income	(1)	—	(11)	—	(12)
Other income	(180)	—	—	—	(180)
Equity in net income of subsidiaries	(436)	(489)	—	925	—
Intercompany interest and fees	8	(4)	(4)	—	—

Income from continuing operations before income taxes	600	436	476	(925)	587
Income taxes	—	—	142	—	142

Income from continuing operations	600	436	334	(925)	445
Loss from discontinued operations, net of income taxes	—	—	25	—	25

Net income	$600	$436	$309	$(925)	$420

CONDENSED CONSOLIDATING BALANCE SHEET

At December 28, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$890	$—	$890
Accounts receivable trade, net	—	—	1,552	—	1,552
Inventories	—	—	1,193	—	1,193
Interest in class action settlement fund	1,265	—	—	—	1,265
Class action settlement receivable	1,746	—	—	—	1,746
Intercompany receivable	17	—	6	(23)	—
Prepaid expenses and other current assets	12	1	679	—	692
Assets held for sale	—	—	769	—	769

Total current assets	3,040	1	5,089	(23)	8,107
Property, plant and equipment, net	3	—	2,384	—	2,387
Goodwill	—	—	5,778	—	5,778
Intangible assets, net	—	—	1,241	—	1,241
Due from related parties	486	—	—	—	486
Investment in subsidiaries	7,269	11,211	—	(18,480)	—
Intercompany loans receivables	—	9,167	9,662	(18,829)	—
Other assets	—	18	806	—	824

Total Assets	$10,798	$20,397	$24,960	$(37,332)	$18,823

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$251	$28	$—	$279
Accounts payable	—	—	402	—	402
Class action settlement liability	3,011	—	—	—	3,011
Intercompany payable	2	4	17	(23)	—
Accrued and other current liabilities	5	35	1,063	—	1,103
Liabilities associated with assets held for sale	—	—	189	—	189

Total current liabilities	3,018	290	1,699	(23)	4,984
Long-term debt	—	3,469	108	—	3,577
Guaranteed contingent tax liabilities	760	—	—	—	760
Intercompany loans payable	22	9,640	9,167	(18,829)	—
Income taxes payable	—	—	1,136	—	1,136
Deferred income taxes	—	—	579	—	579
Other liabilities	—	—	789	—	789

Total Liabilities	3,800	13,399	13,478	(18,852)	11,825
Shareholders’ equity	6,998	6,998	11,482	(18,480)	6,998

Total Liabilities and Shareholders’ Equity	$10,798	$20,397	$24,960	$(37,332)	$18,823

CONDENSED CONSOLIDATING BALANCE SHEET

At September 28, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$872	$—	$872
Accounts receivable trade, net	—	—	1,546	—	1,546
Inventories	—	—	1,126	—	1,126
Interest in class action settlement fund	1,257	—	—	—	1,257
Class action settlement receivables	1,735	—	—	—	1,735
Intercompany receivable	—	178	184	(362)	—
Prepaid expenses and other current assets	14	—	669	—	683
Assets held for sale	—	—	879	—	879

Total current assets	3,006	178	5,276	(362)	8,098
Property, plant and equipment, net	2	—	2,391	—	2,393
Goodwill	—	—	5,767	—	5,767
Intangible assets, net	—	—	1,242	—	1,242
Due from related parties	306	—	—	—	306
Investment in subsidiaries	7,222	10,895	—	(18,117)	—
Intercompany loans receivables	138	8,981	9,287	(18,406)	—
Other assets	—	1	521	—	522

Total Assets	$10,674	$20,055	$24,484	$(36,885)	$18,328

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$474	$49	$—	$523
Accounts payable	—	—	444	—	444
Class action settlement liability	2,992	—	—	—	2,992
Intercompany payable	—	184	178	(362)	—
Accrued and other current liabilities	86	11	1,182	—	1,279
Liabilities associated with assets held for sale	—	—	147	—	147

Total current liabilities	3,078	669	2,000	(362)	5,385
Long-term debt	—	3,451	114	—	3,565
Guaranteed contingent tax liabilities	760	—	—	—	760
Intercompany loans payable	94	9,193	9,119	(18,406)	—
Income taxes payable	—	—	517	—	517
Deferred income taxes	—	—	576	—	576
Other liabilities	—	—	783	—	783

Total Liabilities	3,932	13,313	13,109	(18,768)	11,586
Shareholders’ Equity	6,742	6,742	11,375	(18,117)	6,742

Total Liabilities and Shareholders’ Equity	$10,674	$20,055	$24,484	$(36,885)	$18,328

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Quarter Ended December 28, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$5	$(20)	$432	$—	$417

Net cash provided by discontinued operating activities	—	—	24	—	24

Net cash provided by (used in) operating activities	5	(20)	456	—	441

Cash Flows From Investing Activities:
Capital expenditures	(1)	—	(76)	—	(77)
Acquisitions	—	—	(21)	—	(21)
Decrease in intercompany loans	—	260	—	(260)	—
Other	(8)	—	8	—	—

Net cash (used in) provided by continuing investing activities	(9)	260	(89)	(260)	(98)

Net cash used in discontinued investing activities	—	—	(5)	—	(5)

Net cash (used in) provided by investing activities	(9)	260	(94)	(260)	(103)

Cash Flows From Financing Activities:
Repayment of external debt	—	(2,950)	(27)	—	(2,977)
Issuance of external debt	—	2,727	—	—	2,727
Dividends paid	(80)	—	—	—	(80)
Transfers from discontinued operations	—	—	19	—	19
Loan borrowings from (repayments to) parent	65	—	(325)	260	—
Other	19	(17)	2	—	4

Net cash provided by (used in) financing activities	4	(240)	(331)	260	(307)

Net cash used in discontinued financing activities	—	—	(19)	—	(19)

Net cash provided by (used in) financing activities	4	(240)	(350)	260	(326)

Effect of currency rate changes on cash	—	—	6	—	6
Net increase in cash and cash equivalents	—	—	18	—	18
Cash and cash equivalents at beginning of period	—	—	872	—	872

Cash and cash equivalents at end of period	$—	$—	$890	$—	$890

Upon formation in December 2006, CIFSA held $50 thousand in cash and had share capital of $50 thousand. The following tables present the historical combined financial information for Covidien Ltd. and all other subsidiaries for the purposes of illustrating the composition of Covidien Ltd. and the other subsidiaries prior to CIFSA establishing the respective ownership in connection with the Separation.

COMBINED STATEMENT OF INCOME

Quarter Ended December 29, 2006

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Total
Net sales	$—	$—	$2,128	$2,128
Cost of products sold	—	—	1,012	1,012

Gross profit	—	—	1,116	1,116
Selling, general and administrative expenses	—	—	556	556
Research and development expenses	—	—	60	60
In-process research and development charges	—	—	8	8
Restructuring charges	—	—	16	16

Operating income	—	—	476	476
Interest expense	—	—	40	40
Interest income	—	—	(9)	(9)

Income from continuing operations before income taxes	—	—	445	445
Income taxes	—	—	113	113

Income from continuing operations	—	—	332	332
Income from discontinued operations, net of income taxes	—	—	(6)	(6)

Net income	$—	$—	$338	$338

CONDENSED COMBINED STATEMENT OF CASH FLOWS

Quarter Ended December 29, 2006

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Total
Cash Flows From Operating Activities:
Net cash provided by continuing operating activities	$—	$—	$489	$489

Net cash provided by discontinued operating activities	—	—	7	7

Net cash provided by operating activities	—	—	496	496

Cash Flows From Investing Activities:
Capital expenditures	—	—	(63)	(63)
Acquisitions	—	—	(48)	(48)
Other	—	—	(1)	(1)

Net cash used in investing activities	—	—	(112)	(112)

Net cash provided by discontinued investing activities	—	—	28	28

Net cash used in investing activities	—	—	(84)	(84)

Cash Flows From Financing Activities:
Repayment of external debt	—	—	(6)	(6)
Issuance of external debt	—	—	42	42
Allocated debt activity	—	—	(24)	(24)
Net transfers to Tyco International Ltd.	—	—	(368)	(368)
Transfers from discontinued operations	—	—	35	35
Other	—	—	4	4

Net cash used in financing activities	—	—	(317)	(317)

Net cash used in discontinued financing activities	—	—	(35)	(35)

Net cash used in financing activities	—	—	(352)	(352)

Effect of currency rate changes on cash	—	—	3	3
Net increase in cash and cash equivalents	—	—	63	63
Cash and cash equivalents at beginning of period	—	—	242	242

Cash and cash equivalents at end of period	$—	$—	$305	$305

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated and Combined Financial Statements and the accompanying notes included in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007, and in “Forward-Looking Statements”.

Overview

During the first quarter of fiscal 2008, we realigned our operating segments to more accurately reflect our business units that operate in different industries. Operations formerly managed by the Medical Devices segment that related to the sale and production of radiopharmaceuticals and contrast products are now managed by the Imaging Solutions segment. The move was designed to improve our operational performance by enhancing our global structure to accelerate growth. Following this change, and the anticipated divestiture of our Retail Products segment, Specialty Chemicals business and European Incontinence Products business discussed below, we operate our business through the following four segments:

•

Medical Devices includes the development, manufacture and sale of endomechanical instruments, soft tissue repair products, energy devices, oximetry and monitoring products, airway and ventilation products, vascular devices, sharpsafety products, clinical care products and other medical device products.

•	Imaging Solutions includes the development, manufacture and marketing of radiopharmaceuticals and contrast products.

•	Pharmaceutical Products includes the development, manufacture and distribution of dosage pharmaceuticals and active pharmaceutical ingredients.

•	Medical Supplies includes the development, manufacture and sale of nursing care products, medical surgical products and original equipment manufacturer products (OEM).

Covidien Ltd. was incorporated in Bermuda in 2000 as a wholly-owned subsidiary of Tyco International Ltd. Until June 29, 2007, Covidien did not engage in any significant business activities and held minimal assets. As part of a plan to separate Tyco International into three independent companies, Tyco International transferred the equity interests of the entities that held all of the assets and liabilities of its healthcare businesses to Covidien and, on June 29, 2007, distributed all of its shares of Covidien to its shareholders. Where we refer to financial results for the first quarter of fiscal 2007, these results reflect the combined reporting entity consisting of the assets and liabilities used in managing Tyco International Ltd.’s healthcare business.

Our unaudited Consolidated and Combined Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For the quarter ended December 29, 2006, certain general corporate overhead, debt and related net interest expense have been allocated to us by Tyco International. Management believes such allocations are reasonable; however, they may not be indicative of the actual expenses we would have incurred had we been operating as an independent, publicly-traded company. Note 13 to our Consolidated and Combined Financial Statements provides further information regarding allocated expenses.

Strategic Divestitures

During the first quarter of fiscal 2008, we entered into a definitive sale agreement to divest our Retail Products segment for $335 million, subject to certain working capital and other adjustments. In addition, we approved plans to sell our Specialty Chemicals business within the Pharmaceutical Products segment and our European Incontinence Products business within the Medical Supplies segment. We decided to sell these businesses because their products and customer bases are not aligned with our long-term strategic objectives. The Retail Products segment, Specialty Chemicals business and European Incontinence Products business all met the assets held for sale and discontinued operations criteria and have been included in discontinued operations for all periods presented. References to Covidien are to our continuing operations. Prior year amounts have been reclassified to exclude the results of the discontinued operations and to reflect the change to our segment reporting discussed in “Overview”.

During the first quarter of fiscal 2008, we determined that the carrying values of the Retail Products segment and the European Incontinence Products business exceeded their respective fair values, net of estimated costs to sell and as a result recorded pre-tax impairment charges totaling $96 million, primarily related to the write down of goodwill in the Retail Products segment. The fair values were based on terms and conditions included or expected to be included in the respective sale agreements. These businesses are expected to be sold in fiscal 2008.

Results of Operations

Quarters Ended December 28, 2007 and December 29, 2006

The following table presents results of operations, including percentage of net sales (dollars in millions):

	Quarters Ended
	December 28, 2007		December 29, 2006
Net sales	$2,316	100.0%	$2,128	100.0%
Cost of products sold	1,077	46.5	1,012	47.6

Gross profit	1,239	53.5	1,116	52.4
Selling, general and administrative expenses	689	29.7	556	26.1
Research and development expenses	78	3.4	60	2.8
In-process research and development charges	12	0.5	8	0.4
Restructuring charges	5	0.2	16	0.8

Operating income	455	19.6	476	22.4
Interest expense	60	2.6	40	1.9
Interest income	(12)	(0.5)	(9)	(0.4)
Other income	(180)	(7.8)	—	—

Income from continuing operations before income taxes	587	25.3	445	20.9
Income taxes	142	6.1	113	5.3

Income from continuing operations	445	19.2	332	15.6
Loss (income) from discontinued operations, net of income taxes	25	1.1	(6)	(0.3)

Net income	$420	18.1	$338	15.9

Net sales—Our net sales in the first quarter of fiscal 2008 increased $188 million, or 8.8%, to $2,316 million, compared with $2,128 million in the first quarter of fiscal 2007, with growth primarily in the Medical Devices segment. Favorable currency exchange rate fluctuations contributed $95 million to the increase in net sales.

Net sales generated by our businesses in the U.S. were $1,280 million and $1,249 million for the quarters ended December 28, 2007 and December 29, 2006, respectively. Our non-U.S. businesses generated net sales of $1,036 million and $879 million for the quarters ended December 28, 2007 and December 29, 2006, respectively. Our business outside the U.S. accounted for approximately 45% and 41% of our net sales for the quarters ended December 28, 2007 and December 29, 2006, respectively.

Net sales by geographic area for the quarters ended December 28, 2007 and December 29, 2006 is shown in the following table (dollars in millions):

	Quarters Ended
	December 28, 2007	December 29, 2006	Percentage Change
U.S.	$1,280	$1,249	2.5%
Other Americas	137	111	23.4
Europe	633	530	19.4
Japan	160	148	8.1
Asia-Pacific	106	90	17.8

	$2,316	$2,128	8.8

Costs of products sold—Cost of products sold was 46.5% of net sales in the first quarter of fiscal 2008, compared with 47.6% of net sales in the first quarter of fiscal 2007. The decrease in cost of products sold as a percent of net sales for the first quarter of fiscal 2008 is primarily attributable to favorable sales mix in the Medical Devices segment.

Selling, general and administrative expenses—Selling, general and administrative expenses in the first quarter of fiscal 2008 increased $133 million, or 23.9%, to $689 million, compared with $556 million in the first quarter of fiscal 2007. This increase was primarily due to a $73 million increase in selling and marketing expenses, primarily in our Medical Devices segment.

Research and development expenses—Research and development expense in the first quarter of fiscal 2008 increased $18 million, or 30.0%, to $78 million, compared with $60 million in the first quarter of fiscal 2007. This increase resulted primarily from increased spending in our Medical Devices and Pharmaceutical Products segments and the write-off of previously capitalized Property, Plant and Equipment relating to a research and development project. As a percentage of our net sales, research and development expense was 3.4% for the first quarter of fiscal 2008 and 2.8% for the first quarter of fiscal 2007.

Restructuring charges— In fiscal 2007, we launched a restructuring program in our Medical Devices and Medical Supplies segments. These programs include exiting unprofitable product lines in low-growth and declining-growth markets, reducing excess machine capacity, moving production to lower cost alternatives through plant consolidations and outsourcing initiatives, and relocating certain functions. We expect to incur charges of $150 million, most of which is expected to occur by the end of calendar year 2008. We recorded restructuring charges of $5 million and $16 million during the first quarters of fiscal 2008 and 2007, respectively. The restructuring charges in both quarters primarily related to reductions in workforce within our Medical Devices segment.

In-process research and development charges—In the first quarter of fiscal 2008, our Medical Devices segment recorded a charge of $12 million for the write-off of in-process research and development associated with the acquisition of Scandius Biomedical, Inc. (“Scandius”), a developer of medical devices for sports-related surgeries.

During the first quarter of fiscal 2007, our Medical Devices segment recorded an $8 million in-process research and development charge in connection with the acquisition of the remaining outstanding shares of Airox S.A. (“Airox”).

Operating income—In the first quarter of fiscal 2008, we had operating income of $455 million, compared with operating income of $476 million in the first quarter of fiscal 2007. Operating income for the first quarter of fiscal 2008 decreased $21 million, primarily due to higher selling and marketing expenses of $73 million, mostly within our Medical Devices segment, and a $26 million increase in legal costs within our Imaging Solutions segment. Higher sales and increased gross profit partially offset the increase in operating expenses.

Analysis of Operating Results by Segment

Net sales by segment for the quarters ended December 28, 2007 and December 29, 2006 is shown in the following table (dollars in millions):

	Quarters Ended
	December 28, 2007	December 29, 2006	Percentage Change
Medical Devices	$1,587	$1,426	11.3%
Imaging Solutions	291	256	13.7
Pharmaceutical Products	221	225	(1.8)
Medical Supplies	217	221	(1.8)

	$2,316	$2,128	8.8

Operating income by segment and as a percentage of segment net sales for the quarters ended December 28, 2007 and December 29, 2006 is shown in the following table (dollars in millions):

	Quarters Ended
	December 28, 2007		December 29, 2006
Medical Devices	$436	27.5%	$421	29.5%
Imaging Solutions	10	3.4	39	15.2
Pharmaceutical Products	74	33.5	77	34.2
Medical Supplies	35	16.1	36	16.3
Corporate	(100)		(97)

	$455	19.6	$476	22.4

Medical Devices

Net sales—Net sales for the first quarter of fiscal 2008 increased $161 million, or 11.3%, to $1,587 million, compared with $1,426 million for the first quarter of fiscal 2007. Favorable currency exchange rate fluctuations contributed $84 million to the increase in net sales for the segment. Net sales increased across all product groups, particularly within Endomechanical instruments and Energy devices. Net sales for Endomechanical instruments in the first quarter of fiscal 2008 increased $58 million, or 13.1%, of which currency exchange rate fluctuations had a favorable impact of $29 million. The remaining $29 million increase in sales of Endomechanical products was primarily driven by continued demand for our Autosuture laparoscopic instruments in the U.S. and Europe. Energy devices net sales for the first quarter of fiscal 2008 increased $37 million, of which currency exchange rate fluctuations had a favorable impact of $9 million. The remaining $28 million increase in Energy devices net sales was primarily due to higher sales volume of vessel sealing products worldwide.

Operating income—Operating income for Medical Devices for the first quarter of fiscal 2008 increased $15 million, or 3.6%, to $436 million, compared with $421 million for the first quarter of fiscal 2007. Our operating margin was 27.5% for the quarter ended December 28, 2007, compared with 29.5% for the quarter ended December 29, 2006. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance discussed above, partially offset by increased selling and marketing expenses.

Imaging Solutions

Net sales—Net sales for the first quarter of fiscal 2008 increased $35 million, or 13.7%, to $291 million, compared with $256 million for the first quarter of fiscal 2007. Contrast Products net sales increased $18 million, resulting primarily from non-U.S. sales volume growth. In addition, Radiopharmaceutical net sales increased $17 million, primarily due to higher sales volume of technetium generators. Favorable currency exchange rate fluctuations accounted for $9 million of these increases.

Operating income—Operating income for Imaging Solutions for the first quarter of fiscal 2008 decreased $29 million, or 74.4%, to $10 million, compared with $39 million for the first quarter of fiscal 2007. Our operating margin was 3.4% for the quarter ended December 28, 2007, compared with 15.2% for the quarter ended December 29, 2006. The decrease in operating income and margin was primarily due to an increase in legal costs of $26 million, the majority of which related to a $17 million legal settlement.

Pharmaceutical Products

Net sales—Net sales for the first quarter of fiscal 2008 decreased $4 million, or 1.8%, to $221 million, compared with $225 million for the first quarter of fiscal 2007. Net sales decreased $11 million in Active Pharmaceutical Ingredients due to lower sales of narcotic products. This decrease was partially offset by a $7 million increase in Dosage Pharmaceuticals net sales, resulting from higher sales volume of both generic and brand pharmaceuticals.

Operating income—Operating income for Pharmaceutical Products for the first quarter of fiscal 2008 decreased $3 million, or 3.9%, to $74 million, compared with $77 million for the first quarter of fiscal 2007. Our operating margin was 33.5% for the quarter ended December 28, 2007, compared with 34.2% for the quarter ended December 29, 2006. The decrease in operating income and margin was primarily due to increased research and development and selling expenses, partially offset by favorable sales mix.

Medical Supplies

Net sales—Net sales for the first quarter of fiscal 2008 decreased $4 million, or 1.8%, to $217 million, compared with $221 million for the first quarter of fiscal 2007. This decrease was primarily due to lower sales of Medical Surgical and Original Equipment Manufacturer Products, particularly syringes and needles.

Operating income—Operating income of $35 million for Medical Supplies for the first quarter of fiscal 2008 was slightly lower than the $36 million for the first quarter of fiscal 2007. Our operating margin was 16.1% for the quarter ended December 28, 2007, compared with 16.3% for the quarter ended December 29, 2006. The decrease in operating income was primarily due to the decrease in sales discussed above.

Corporate

Corporate expense—Corporate expense was $100 million for the first quarter of fiscal 2008, compared with $97 million for the first quarter of fiscal 2007. Corporate expense for the first quarter of fiscal 2008 is net of a $10 million insurance recovery.

Non-Operating Items

Interest Expense and Interest Income

During the first quarters of fiscal 2008 and 2007, interest expense was $60 million and $40 million, respectively, and interest income was $12 million and $9 million, respectively. Interest expense and interest income for the first quarter of fiscal 2007 included amounts allocated by Tyco International of $35 million and $4 million, respectively. Net interest expense for the quarter ended December 29, 2006 was proportionately allocated to us by Tyco International based on our historical funding requirements using historical data. Interest expense was calculated using Tyco International’s historical weighted-average interest rate on its debt, including the impact of interest rate swap agreements. Management believes the allocation basis for net interest expense is reasonable based on our historical financing needs. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company at that time. The increase in interest expense for the quarter ended December 28, 2007, compared with the quarter ended December 29, 2006, resulted from an increase in our average debt balances.

Other Income

During the quarter ended December 28, 2007, we recorded other income of $180 million ($0.36 for both basic and diluted earnings per share), and a corresponding increase to our receivable from Tyco International and Tyco Electronics, in accordance with the Tax Sharing Agreement discussed in Note 13 to the Consolidated and Combined Financial Statements. This income primarily reflects 58% of the $306 million impact of adopting FIN 48 discussed in “Recently Adopted Accounting Pronouncements.”

Income Taxes

Income tax expense was $142 million and $113 million on income from continuing operations before income taxes of $587 million and $445 million for the quarters ended December 28, 2007 and December 29, 2006, respectively. This resulted in effective tax rates of 24.2% and 25.4% for the first quarters of fiscal 2008 and 2007, respectively. The decrease in the effective tax rate for the first quarter of fiscal 2008, compared with the first quarter of fiscal 2007, was primarily due to the non-taxable amounts received under our Tax Sharing Agreement discussed in “Other Income” above. This was partially offset by increased interest costs incurred in connection with our adoption of FIN 48 discussed in “Recently Adopted Accounting Pronouncements” and the expected impact on our annual tax rate of the expiration of the U.S. research and development tax credit as of December 31, 2007.

Liquidity and Capital Resources

Factors driving our liquidity position include cash flows generated from operating activities, capital expenditures and investments in businesses and technologies. Historically, we have generated positive cash flow from operations. However, we may have negative cash flow from operations in fiscal 2008 when the Tyco International-related class action settlement is paid. This payment will not affect our cash balance, as the funds have been set aside in an escrow account. Through the first quarter of fiscal 2007, as part of Tyco International, our cash was swept regularly by Tyco International at its discretion. Tyco International also funded our operating and investing activities as needed. Transfers of cash both to and from Tyco International’s cash management system have been reflected as “Net transfers to Tyco International Ltd.” in our Combined Statement of Cash Flow for the quarter ended December 29, 2006.

Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to the capital markets. We anticipate that our cash and other sources of liquidity will be sufficient to fund operations for the foreseeable future.

Quarter Ended December 28, 2007 Cash Flow Activity

The net cash provided by continuing operating activities of $417 million was primarily attributable to net income in the first quarter of fiscal 2008, as adjusted for the change in related party receivable on our Tax Sharing Agreement discussed in “Other Income” above, depreciation and amortization and deferred income taxes. This source of cash was partially offset by a net change in working capital of $54 million.

The net cash used in continuing investing activities of $98 million was primarily due to capital expenditures of $77 million.

The net cash used in continuing financing activities of $307 million was primarily the result of the repayment of debt of $2,977 million, primarily associated with borrowings under our bridge loan facility and dividend payments of $80 million. These payments were largely offset by the issuance of debt of $2,727 million, discussed in “Capitalization” below.

Quarter Ended December 29, 2006 Cash Flow Activity

The net cash provided by continuing operating activities of $489 million was primarily attributable to net income in the first quarter of fiscal 2007, as adjusted for depreciation and amortization and deferred income taxes. This source of cash was partially offset by a net change in working capital of $40 million.

The net cash used in continuing investing activities of $112 million was primarily due to capital expenditures of $63 million and the acquisition of the remainder of Airox for $47 million.

The net cash used in continuing financing activities of $317 million was primarily the result of net transfers to Tyco International of $368 million.

Capitalization

Shareholders’ equity was $7.0 billion, or $14.04 per share, at December 28, 2007, compared with $6.7 billion, or $13.55 per share, at September 28, 2007. This increase was primarily due to net income of $420 million and favorable changes in foreign currency exchange rates of $104 million, partially offset by a decrease of $306 million resulting from the adoption of FIN 48 as discussed in “Recently Adopted Accounting Pronouncements.”

At December 28, 2007, total debt was $3.856 billion, compared with total debt at September 28, 2007 of $4.088 billion. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 36% at December 28, 2007, compared with 38% at September 28, 2007. In October 2007, we completed a private placement of $2.750 billion aggregate principal amount of fixed rate senior notes, consisting of the following: $250 million of 5.2% notes due 2010; $500 million of 5.5% notes due 2012; $1.150 billion of 6.0% notes due 2017; and $850 million of 6.6% notes due 2037. We used the net proceeds of $2.727 billion to repay a portion of the borrowings under our unsecured bridge loan facility. In January 2008, we repaid an additional $151 million of the outstanding borrowings under the unsecured bridge loan facility.

Our credit and bridge facility agreements contain a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Dividends

Dividend payments were $80 million during the first quarter of fiscal 2008. On January 15, 2008, the Board of Directors declared a quarterly cash dividend of $0.16 per share to shareholders of record at the close of business on January 25, 2008. The dividend is payable on February 11, 2008.

Commitments and Contingencies

Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect these proceedings to have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Note 14 to our Consolidated and Combined Financial Statements and Part II, Item 1- Legal Proceedings provide further information regarding our legal proceedings.

Income Taxes

The U.S. Internal Revenue Service is currently examining our 1997 through 2000 federal income tax returns. Accordingly, the 1997 through 2007 tax years remain open for examination. In addition, our non-U.S. income tax returns are generally open for examination from the tax year 2001 forward. In the opinion of management, we have made adequate tax provisions for all years subject to examination. However, the ultimate resolution of these matters is uncertain and could have an adverse impact on our results of operations, financial condition or cash flows. Notes 1 and 13 to our Consolidated and Combined Financial Statements provide further information regarding our income taxes.

Off-Balance Sheet Arrangements

Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities; we assumed and are responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon our separation from Tyco International with the assistance of a third-party valuation firm in accordance with Financial Interpretation Number (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Accordingly, liabilities amounting to $760 million relating to these guarantees were included in our Consolidated Balance Sheet as of September 28, 2007. To the extent such recorded liabilities change, the increase or decrease is reflected in other expense or income in our Consolidated Statements of Income. No changes have occurred to date.

Critical Accounting Policies and Estimates

The preparation of our Consolidated and Combined Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

We believe that our accounting policies for revenue recognition, inventories, property, plant and equipment, intangible assets, business combinations, goodwill, contingencies, pension and postretirement benefits, guarantees and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the quarter ended December 28, 2007, there were no significant changes, except as described below, to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Consolidated and Combined Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

Recently Adopted Accounting Pronouncement

On September 29, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adoption was a $306 million reduction in retained earnings, an increase of $193 million in deferred tax assets, primarily due to interest and state specific items, and an increase of $589 million and $90 million in income taxes payable and receivable, respectively. At September 29, 2007, the total amount of unrecognized tax benefits was $1,219 million, including interest and penalties, of which $1,200 million would impact the effective tax rate, if recognized. Interest and penalties associated with uncertain tax positions are recognized as components of “Income taxes” in our Consolidated and Combined Statements of Income. The total amount of accrued interest and penalties related to uncertain tax positions at September 29, 2007 was $232 million. There were no significant changes to our unrecognized tax benefits during the quarter ended December 28, 2007.

As of December 28, 2007, we do not expect any U.S. federal unrecognized tax benefits to change significantly within the next 12 months. In addition, we do not expect to reach a resolution on any significant non-U.S. audits within the next 12 months. Therefore, the total amount of state or non-U.S. unrecognized tax benefits as of December 28, 2007, is not expected to change significantly within the next 12 months.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value. These fair value provisions will be applied to contingent consideration, in-process research and development and acquisition contingencies. Purchase accounting adjustments will be reflected during the period in which an acquisition was originally recorded. Additionally, the new standard requires transaction costs and restructuring charges to be expensed. SFAS No. 141(R) is effective for us for acquisitions closing during and subsequent to the first quarter of fiscal 2010.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than at historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for us in the first quarter of fiscal 2009. We are currently assessing the impact SFAS No. 159 will have on our results of operations, financial condition and cash flows.

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

The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007 could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We use forward currency exchange contracts and foreign currency options to manage our foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions denominated in certain foreign currencies. A 10% appreciation of the U.S. dollar from the September 28, 2007 market rates would decrease the unrealized value of our forward contracts by $103 million, while a 10% depreciation of the U.S. dollar would increase the unrealized value of forward contracts by $125 million. However, such gains or losses on these contracts would be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

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

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Internal Control Over Financial Reporting

As discussed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007, we identified a material weakness in our internal control over financial reporting relating to accounting for income taxes. This weakness stemmed from our reliance on the processes used by Tyco International to prepare our carve-out accounts for income taxes and also the fact that we did not have our own tax department and had not designed controls or implemented processes to review and analyze the tax information prepared and provided by Tyco International, including the determination of income tax provisions, income taxes payable and receivable and deferred income tax balance. We are continuing to build our tax accounting resources and implement reconciliations and review processes in response to this weakness. We are also addressing weaknesses relating to our reconciliation process for determining the tax bases of assets and liabilities used in the computation of deferred income taxes, including the impact of amended returns on such tax bases. We continue to develop and implement new control processes and procedures to address these weaknesses and also to ensure that we become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 as required.

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

Our material weaknesses in controls over accounting for income taxes will not be considered remediated until new internal controls are operational for a period of time and are tested, and management and our independent registered public accounting firm conclude that these controls are operating effectively. Due to the nature of and time necessary to effectively remediate the material weaknesses identified to date, we have concluded that a material weakness in our internal control over financial reporting for accounting for income taxes continues to exist as of December 28, 2007.

Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in its Annual Report on Form 10-K for the fiscal year ended September 28, 2007. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon the Company’s experience, current information and applicable law, management does not expect these proceedings to have a material adverse effect on the Company’s financial condition. However, one or more of the proceedings could have a material adverse effect on the Company’s results of operations or cash flows for a future period. The following discussion represents material developments during the quarter ended December 28, 2007 related to previously described legal proceedings.

Patent Litigation

The Company and Medrad, Inc. (“Medrad”) are involved in the following patent infringement actions related to powered injectors used for the delivery of contrast media to patients who are undergoing diagnostic imaging procedures:

(1)	Medrad, Inc. v. Tyco Healthcare Group LP, et al. is a patent infringement action that was filed in the United States District Court for the Western District of Pennsylvania on October 24, 2001. The complaint alleges that the Company’s Optistar MR Contrast Delivery System infringes Medrad’s U.S. Patent No. RE 37,602. Medrad seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. The Company has asserted an antitrust counterclaim alleging that Medrad obtained the reissued patent through knowing and willful fraud on the United States Patent and Trademark Office. On October 12, 2005, the district court granted the Company’s motion for summary judgment and ruled that Medrad’s reissued patent was invalid. Medrad appealed this summary judgment ruling to the United States Court of Appeals for the Federal Circuit. On October 16, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanding the case for further proceedings. The Company filed a petition for certiorari with the United States Supreme Court seeking review of the Federal Circuit’s decision, but that petition for certiorari was denied.

(2)	Tyco Healthcare Group LP, et al. v. Medrad, Inc. is a patent infringement action that was filed in the United States District Court for the Southern District of Ohio, Western Division, on November 15, 2004. The Company’s complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of Medrad’s U.S. Patent Nos. 6,339,718 and 6,643,537 regarding the Company’s OptiVantage DH injector. Medrad has asserted a counterclaim alleging that the Company’s OptiVantage DH injector infringes Medrad’s U.S. Patent No. 6,339,718, No. 6,643,537, No. 6,743,205, No. 6,676,634, No. 6,726,657 and No. 6,336,913. Medrad seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement.

(3)	Tyco Healthcare Group LP, et al. v. Medrad, Inc. is a patent action that was filed in the United States District Court for the Southern District of Ohio, Western Division, on November 7, 2006. The Company’s complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of Medrad’s U.S. Patent No. 6,970,735 (the “‘735 patent”). The complaint alleges that Medrad has violated the antitrust laws when it obtained the ‘735 patent through knowing and willful fraud on the United States Patent and Trademark Office. On December 12, 2006, Medrad filed a motion to dismiss the complaint. On July 11, 2007, the Company and Medrad resolved the case by executing an agreement entitled “Release and Covenant Not to Sue.” Under this agreement, each party agreed to release its claims against the other in exchange for Medrad’s agreeing not to assert a claim of patent infringement under the ‘735 patent against certain of the Company’s power injectors.

On January 18, 2008, the Company and Medrad entered into an agreement to resolve the cases described in subparagraphs (1) and (2) above. Under the agreement, each party released its claims against the other in exchange for the Company’s agreeing to pay Medrad $17 million and Medrad’s agreeing not to assert any claim of patent infringement under certain Medrad patents against the Company’s powered injectors. In addition, the Release and Covenant Not to Sue agreement described in subparagraph (3) above was amended under the January 18, 2008 agreement to expand the type of the Company’s power injectors against which Medrad has agreed not to assert a claim of patent infringement.

Antitrust Litigation

Beginning on August 29, 2005, with Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, L.P., and Mallinckrodt Inc., 12 consumer class actions have been filed in the United States District Court for the Central District of California. In all of the complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by the Company in violation of the federal antitrust laws. The 12 complaints were subsequently consolidated into a single proceeding styled In re: Pulse Oximetry Antitrust litigation. By stipulation among the parties, five putative class representatives dismissed their claims against the Company, leaving seven remaining putative class representatives as plaintiffs in the consolidated proceeding. On December 21, 2007, the district court denied the plaintiffs’ motion for class certification. The plaintiffs are seeking to appeal this ruling. At this time, it is not possible to estimate the amount of loss or probable loss, if any, that might result from an adverse resolution of these matters. The Company intends to vigorously defend these actions.

Southeast Missouri Hospital v. C.R. Bard, et al. is a class action lawsuit filed against the Company and another manufacturer on February 21, 2007, in the United States District Court for the Eastern District of Missouri, Southeastern Division. In the complaint, the putative class representative, on behalf of itself and others, seeks to recover overcharges it alleges that it and others paid for urological products as a result of anticompetitive conduct by the defendants in violation of federal antitrust laws. On January 22, 2008, the district court issued a Memorandum and Order dismissing all claims against the Company.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
9/29/07-10/26/07	3,581	$41.37	—	—
10/27/07-11/30/07	4,874	$39.02	—	—
12/1/07-12/28/07	395	$39.62	—	—

The Company acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit
10.1	Purchase Agreement and Plan of Merger dated as of December 14, 2007 by and among the parties named therein.(1)

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith.)

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith.)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith.)

(1)	Confidential treatment requested as to certain terms in this agreement; these terms have been omitted from this filing and filed separately with the Securities and Exchange Commission.

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

Date: February 11, 2008