Form 10-Q
period 2008-03-28
Covidien Ltd.
filed 2008-05-09
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of May 5, 2008 was 499,571,129.

COVIDIEN LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

Quarters and Six Months Ended March 28, 2008 and March 30, 2007

(in millions, except per share data)

	Quarters Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Net sales	$2,426	$2,200	$4,742	$4,328
Cost of products sold	1,155	1,069	2,232	2,081

Gross profit	1,271	1,131	2,510	2,247
Selling, general and administrative expenses	696	580	1,385	1,136
Research and development expenses	75	63	153	123
In-process research and development charges	—	—	12	8
Restructuring and asset impairment charges	64	4	69	20
Shareholder settlement	31	—	31	—

Operating income	405	484	860	960
Interest expense	56	39	116	79
Interest income	(8)	(10)	(20)	(19)
Other income, net	(3)	(6)	(183)	(6)

Income from continuing operations before income taxes	360	461	947	906
Income taxes	111	84	253	197

Income from continuing operations	249	377	694	709
(Income) loss from discontinued operations, net of income taxes	(14)	(17)	11	(23)

Net income	$263	$394	$683	$732

Basic earnings per share:
Income from continuing operations	$0.50	$0.76	$1.39	$1.43
(Income) loss from discontinued operations	(0.03)	(0.03)	0.02	(0.04)
Net income	0.53	0.79	1.37	1.47
Diluted earnings per share:
Income from continuing operations	$0.49	$0.76	$1.38	$1.43
(Income) loss from discontinued operations	(0.03)	(0.03)	0.02	(0.04)
Net income	0.52	0.79	1.36	1.47
Weighted-average number of shares outstanding (Note 6):
Basic	499	497	498	497
Diluted	503	497	503	497

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN LTD.

CONSOLIDATED BALANCE SHEETS

At March 28, 2008 and September 28, 2007

(in millions, except share data)

	March 28, 2008	September 28, 2007
Assets
Current Assets:
Cash and cash equivalents	$849	$872
Accounts receivable trade, less allowance for doubtful accounts of $52 and $44	1,738	1,546
Inventories	1,230	1,126
Interest in class action settlement fund	—	1,257
Class action settlement receivables	—	1,735
Prepaid expenses and other current assets	769	683
Assets held for sale	785	879

Total current assets	5,371	8,098
Property, plant and equipment, net	2,418	2,393
Goodwill	5,811	5,767
Intangible assets, net	1,235	1,242
Due from related parties	491	306
Other assets	951	522

Total Assets	$16,277	$18,328

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$31	$523
Accounts payable	444	444
Class action settlement liability	—	2,992
Accrued and other current liabilities	1,311	1,279
Liabilities associated with assets held for sale	210	147

Total current liabilities	1,996	5,385
Long-term debt	3,589	3,565
Guaranteed contingent tax liabilities	760	760
Income taxes payable	1,172	517
Deferred income taxes	581	576
Other liabilities	778	783

Total Liabilities	8,876	11,586
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.20 par value, 1,000,000,000 authorized; 499,069,219 and 497,530,181 issued and outstanding	100	100
Share premium	53	16
Contributed surplus	6,030	5,983
Accumulated earnings	215	—
Accumulated other comprehensive income	1,003	643

Total Shareholders’ Equity	7,401	6,742

Total Liabilities and Shareholders’ Equity	$16,277	$18,328

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Six Months Ended March 28, 2008 and March 30, 2007

(in millions)

	Six Months Ended
	March 28, 2008	March 30, 2007
Cash Flows From Operating Activities:
Net income	$683	$732
Loss (income) from discontinued operations, net of income taxes	11	(23)

Income from continuing operations	694	709
Adjustments to reconcile net cash (used in) provided by continuing operating activities:
Change in related party receivable related to Tax Sharing Agreement	(185)	—
Asset impairment charges	17	—
In-process research and development charges	12	8
Depreciation and amortization	194	180
Equity-based compensation expense	43	33
Deferred income taxes	(50)	47
Provision for losses on accounts receivable and inventory	29	25
Other non-cash items	10	(4)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(79)	(29)
Inventories	(83)	(44)
Accounts payable	(11)	(64)
Accrued and other liabilities	126	82
Class action settlement	(1,257)	—
Other	89	78

Net cash (used in) provided by continuing operating activities	(451)	1,021

Net cash provided by discontinued operating activities	52	54

Net cash (used in) provided by operating activities	(399)	1,075

Cash Flows From Investing Activities:
Capital expenditures	(154)	(147)
Acquisitions	(86)	(69)
(Increase) decrease in restricted cash	(32)	7
Release of interest in class action settlement fund	1,257	—
Other	20	(3)

Net cash provided by (used in) continuing investing activities	1,005	(212)

Net cash (used in) provided by discontinued investing activities	(13)	28

Net cash provided by (used in) investing activities	992	(184)

Cash Flows From Financing Activities:
Repayment of external debt	(3,593)	(11)
Issuance of external debt	3,102	47
Allocated debt activity	—	(16)
Dividends paid	(159)	—
Net transfers to Tyco International Ltd.	—	(811)
Transfers from discontinued operations	39	82
Other	23	7

Net cash used in continuing financing activities	(588)	(702)

Net cash used in discontinued financing activities	(39)	(82)

Net cash used in financing activities	(627)	(784)

Effect of currency rate changes on cash	11	6
Net (decrease) increase in cash and cash equivalents	(23)	113
Cash and cash equivalents at beginning of period	872	242

Cash and cash equivalents at end of period	$849	$355

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

The unaudited Consolidated and Combined Financial Statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the Consolidated and Combined Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited Consolidated and Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of the interim results reported. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all of the annual disclosures required by GAAP. These financial statements should be read in conjunction with the Company’s audited Consolidated and Combined Financial Statements included in the Company’s Annual Consolidated and Combined Financial Statements for the fiscal year ended September 28, 2007 filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K on April 15, 2008.

Recently Adopted Accounting Pronouncements—On September 29, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adoption was a $306 million reduction in retained earnings, an increase of $193 million in deferred tax assets, primarily due to interest and state specific items and increases of $589 million and $90 million in income taxes payable and receivable, respectively. At September 29, 2007, the total amount of unrecognized tax benefits was $1,219 million, including interest and penalties, of which $1,200 million would impact the effective tax rate, if recognized. Interest and penalties associated with uncertain tax positions are recognized as components of “Income taxes” in the Consolidated and Combined Statements of Income. The total amount of accrued interest and penalties related to uncertain tax positions at September 29, 2007 was $232 million. The total amount of accrued interest and penalties related to uncertain tax positions at March 28, 2008 was $256 million.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of March 28, 2008, the Company does not expect any U.S. federal unrecognized tax benefits to change significantly within the next 12 months. In addition, the Company does not expect to reach a resolution on any significant state or non-U.S. audits within the next 12 months. Therefore, the total amount of state or non-U.S. unrecognized tax benefits as of March 28, 2008, is not expected to change significantly within the next 12 months.

Recently Issued Accounting Pronouncements—In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The enhanced disclosures set forth in SFAS No. 161 are effective for the Company in fiscal 2010.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than at historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for the Company in the first quarter of fiscal 2009. The Company is currently assessing the impact SFAS No. 159 will have on its results of operations, financial condition and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158 additional financial statement disclosures are required. The Company adopted the recognition and disclosure provisions of SFAS No. 158 at the end of fiscal 2007. In addition, under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end within two fiscal years after the initial adoption of the accounting standard. Currently, the Company uses a measurement date of August 31st, however, the Company will transition to a measurement date that coincides with its fiscal year end no later than fiscal 2009. The Company is currently assessing the impact that the measurement date provision will have on its results of operations, financial condition or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company in fiscal 2010, except with respect to non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal 2009. The Company is currently assessing the impact SFAS No. 157 will have on its results of operations, financial condition and cash flows.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. Discontinued Operations

During the first quarter of fiscal 2008, the Company approved plans to sell its Specialty Chemical business within the Pharmaceutical Products segment, its Retail Products segment and its European Incontinence Products business within the Medical Supplies segment. The Company decided to sell these businesses because their products and customer bases are not aligned with the Company’s long-term strategic objectives.

During the first quarter of fiscal 2008, the Company entered into a definitive sale agreement to divest its Retail Products segment. The Company assessed the recoverability of the carrying value of the Retail Products segment and, based on the terms and conditions included in the sale agreement, recorded a pre-tax goodwill impairment charge of $75 million during the first six months of fiscal 2008, to write the business down to its estimated fair value less costs to sell. In April 2008, the Company completed the sale of the Retail Products segment for gross cash proceeds of $330 million. The proceeds were used to repay a portion of the Company’s outstanding borrowings under its revolving credit facility.

During the second quarter of fiscal 2008, the Company entered into a definitive sale agreement to divest its European Incontinence Products business. The Company assessed the recoverability of the carrying value of the European Incontinence Products business and, based on the terms and conditions included in the sale agreement, recorded pre-tax charges totaling $23 million during the first six months of fiscal 2008, to write the business down to its estimated fair value less costs to sell. The Company expects the transaction to close in the third quarter of fiscal 2008.

These businesses all met the held for sale and discontinued operations criteria and, accordingly, have been included in discontinued operations for all periods presented. Net sales, income from operations and expected loss on disposition for discontinued operations are as follows (dollars in millions):

	Quarters Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Net sales	$297	$339	$591	$662

(Income) from operations, net of income tax provision of $20, $15, $42 and $25	$(17)	$(17)	$(19)	$(27)
Loss on disposition, net of income tax (provision) benefit of $(1), $—, $68 and $2	3	—	30	4

(Income) loss from discontinued operations, net of income taxes	$(14)	$(17)	$11	$(23)

Balance sheet information for the Retail Products segment, Specialty Chemicals business and European Incontinence Products business assets classified as held for sale is as follows (dollars in millions):

	March 28, 2008	September 28, 2007
Accounts receivable, net	$117	$118
Inventories	186	183
Prepaid expenses and other current assets	31	34
Property, plant and equipment, net	298	300
Goodwill	89	165
Other intangibles, net	58	58
Other non-current assets	6	21

Assets held for sale	$785	$879

Accounts payable	$73	$84
Accrued and other current liabilities	42	45
Other liabilities	95	18

Liabilities associated with assets held for sale	$210	$147

The disclosures which follow include activity or balances associated with amounts classified as continuing operations.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3. Acquisitions

In March 2008, the Company’s Medical Devices segment acquired 28% ownership of Tissue Science Laboratories plc (“TSL”) for $20 million. TSL is a medical device company dedicated to the research, development and commercialization of tissue implant products for surgical and wound care therapies. The acquisition of TSL will provide the Company with a leading tissue repair technology and accelerate its entry into the biologic hernia repair market. TSL’s Permacol(R) product complements Covidien’s current soft tissue product offerings and will allow the Company to offer a full line of differentiated hernia repair products. The Company will acquire the remaining outstanding shares of TSL during the third quarter of fiscal 2008. The entire transaction is valued at approximately $80 million.

In November 2007, the Company’s Medical Devices segment acquired Scandius Biomedical, Inc. (“Scandius”), a developer of medical devices for sports-related surgeries, for $27 million. The acquisition of Scandius enables the Company to offer customers innovative soft tissue repair devices for common sports injuries. The Company recorded an in-process research and development (“IPR&D”) charge of $12 million in connection with this acquisition.

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

4. Restructuring and Asset Impairment Charges

In fiscal 2007, the Company launched a restructuring program, primarily in its Medical Devices segment. This program includes exiting unprofitable product lines in low-growth and declining-growth markets, reducing excess machine capacity, moving production to lower cost alternatives through plant consolidations and outsourcing initiatives, and relocating certain functions. The Company expects to incur charges of $150 million, most of which are expected to occur by the end of calendar year 2008.

During the six months ended March 28, 2008, the Company recorded charges of $69 million comprised of restructuring charges of $52 million and asset impairment charges of $17 million. The restructuring charges primarily relate to reductions in workforce within the Medical Devices segment. The impairment charge of $17 million relates to the write-down of specific long-lived assets of a manufacturing facility within the Medical Devices segment, which will be closed as a result of cost savings initiatives.

During the six months ended March 30, 2007, the Company recorded restructuring charges of $20 million, primarily related to severance costs resulting from workforce reductions within the Medical Devices segment.

At September 28, 2007, restructuring liabilities of $28 million were included in the Consolidated Balance Sheet. The Company utilized $14 million during the six months ended March 28, 2008, the majority of which related to employee termination benefits. At March 28, 2008, $66 million of restructuring liabilities were included in the Consolidated Balance Sheet, of which $37 million is included in “Accrued and other current liabilities” and $29 million is included in “Other liabilities.”

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

5. Income Taxes

Income tax expense was $111 million and $84 million on income from continuing operations before income taxes of $360 million and $461 million for the quarters ended March 28, 2008 and March 30, 2007, respectively. This resulted in effective tax rates of 30.8% and 18.2% for the second quarters of fiscal 2008 and 2007, respectively. The increase in the effective tax rate for the second quarter of fiscal 2008, compared with the second quarter of fiscal 2007, was primarily due to a release in deferred tax valuation allowances in fiscal 2007 related to changes in a non-U.S. tax law and the expected impact on the Company’s fiscal 2008 annual tax rate of the expiration of the U.S. research and development tax credit as of December 31, 2007.

Income tax expense was $253 million and $197 million on income from continuing operations before income taxes of $947 million and $906 million for the first six months of fiscal 2008 and 2007, respectively. This resulted in effective tax rates of 26.7% and 21.7% for the first six months of fiscal 2008 and 2007, respectively. The increase in the effective tax rate for the six months ended March 28, 2008, compared with the six months ended March 30, 2007, was primarily due to a release in deferred tax valuation allowances in fiscal 2007 related to changes in a non-U.S. tax law, increased interest costs incurred in connection with the adoption of FIN 48 discussed in Note 1 and 13 as well as the expected impact on the Company’s fiscal 2008 annual tax rate of the expiration of the U.S. research and development tax credit as of December 31, 2007. This was partially offset by the non-taxable amounts recorded in “Other income, net” under the Tax Sharing Agreement as discussed in Note 13.

6. Earnings per Share

The reconciliations between basic and diluted earnings per share are as follows (dollars in millions, except per share data):

	Quarters Ended
	March 28, 2008			March 30, 2007
	Income	Shares	Per Share Amount	Income	Shares(1)	Per Share Amount
Basic earnings per common share:
Income from continuing operations	$249	499	$0.50	$377	497	$0.76
Diluted earnings per common share:
Share options and restricted shares	—	4		—	—

Income from continuing operations giving effect to dilutive adjustments	$249	503	$0.49	$377	497	$0.76

	Six Months Ended
	March 28, 2008			March 30, 2007
	Income	Shares	Per Share Amount	Income	Shares(1)	Per Share Amount
Basic earnings per common share:
Income from continuing operations	$694	498	$1.39	$709	497	$1.43
Diluted earnings per common share:
Share options and restricted shares	—	5		—	—

Income from continuing operations giving effect to dilutive adjustments	$694	503	$1.38	$709	497	$1.43

(1)

The common shares outstanding immediately following the Separation were used to calculate basic and diluted earnings per share for the quarter and six months ended March 30, 2007 because no common shares, share options or restricted shares of Covidien were outstanding on or before June 29, 2007.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The computation of diluted earnings per share for the quarter and six months ended March 28, 2008 excludes the effect of the potential exercise of options to purchase approximately 9 million and 14 million shares, respectively, because the effect would have been anti-dilutive.

7. Comprehensive Income

Comprehensive income consists of the following (dollars in millions):

	Quarters Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Net income	$263	$394	$683	$732
Currency translation, net of income taxes	264	43	368	107
Change in market value of derivatives, net of income taxes	1	—	(6)	—
Postretirement obligations, net of income taxes	(2)	79	(2)	79

Total comprehensive income	$526	$516	$1,043	$918

8. Inventories

Inventories consist of (dollars in millions):

	March 28, 2008	September 28, 2007
Purchased materials and manufactured parts	$264	$215
Work in process	230	200
Finished goods	736	711

Inventories	$1,230	$1,126

9. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows (dollars in millions):

	Medical Devices	Imaging Solutions	Pharmaceutical Products	Medical Supplies	Total
Goodwill at September 28, 2007	$5,033	$255	$252	$227	$5,767
Acquisitions	4	—	—	—	4
Currency translation	40	—	—	—	40

Goodwill at March 28, 2008	$5,077	$255	$252	$227	$5,811

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The gross carrying amount and accumulated amortization of intangible assets are as follows (dollars in millions):

	March 28, 2008			September 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Unpatented technology	$542	$182	21 years	$536	$168	21 years
Patents and trademarks	663	298	18 years	637	280	18 years
Other	248	94	25 years	246	85	25 years

Total	1,453	574	20 years	1,419	533	20 years
Non-Amortizable:
Trademarks	356	—		356	—

Total intangible assets	$1,809	$574		$1,775	$533

Intangible asset amortization expense for the quarters ended March 28, 2008 and March 30, 2007 was $19 million and $21 million, respectively. Intangible asset amortization expense for the six months ended March 28, 2008 and March 30, 2007 was $39 million and $40 million, respectively.

10. Debt

Debt is as follows (dollars in millions):

	March 28, 2008	September 28, 2007
Current maturities of long-term debt:
Unsecured bridge loan facility	$—	$474
Capital lease obligations	30	21
Other	1	28

Total	31	523
Long-term debt:
Commercial paper program	171	—
Unsecured bridge loan facility	—	2,727
Unsecured senior revolving credit facility	574	724
5.2% senior notes due December 2010	250	—
5.5% senior notes due December 2012	500	—
6.0% senior notes due December 2017	1,150	—
6.6% senior notes due December 2037	850	—
Capital lease obligations	49	63
Other	45	51

Total	3,589	3,565

Total debt	$3,620	$4,088

In October 2007, Covidien International Finance S.A. (“CIFSA”), a wholly-owned subsidiary of Covidien Ltd., completed a private placement of $2.750 billion aggregate principal amount of fixed rate senior notes, consisting of the following: $250 million of 5.2% notes due 2010; $500 million of 5.5% notes due 2012; $1.150

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

billion of 6.0% notes due 2017; and $850 million of 6.6% notes due 2037. The notes are fully and unconditionally guaranteed on a senior unsecured basis by Covidien Ltd. The net proceeds of $2.727 billion were used to repay a portion of the Company’s borrowings under its unsecured bridge loan facility. During the six months ended March 28, 2008, the Company repaid the remaining amount outstanding under the unsecured bridge loan facility.

In February 2008, CIFSA initiated a $1.5 billion commercial paper program. The notes are fully and unconditionally guaranteed by Covidien Ltd. Proceeds from the sale of the notes are used for working capital and other corporate purposes. CIFSA is required to maintain an available unused balance under its $1.5 billion revolving credit facility sufficient to support amounts outstanding under the commercial paper program.

During the second quarter of fiscal 2008, the Company repaid $150 million of the outstanding borrowings under its revolving credit facility, leaving $926 million of available capacity under the facility as of March 28, 2008. In April 2008, the Company repaid an additional $400 million of its outstanding borrowings under the facility.

The Company’s revolving credit facility agreement contains a covenant limiting the Company’s ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which are considered restrictive to the Company’s operations. The Company is currently in compliance with all of its debt covenants.

11. Retirement Plans

The net periodic benefit cost for the Company’s defined benefit retirement plans and postretirement plans is as follows (dollars in millions):

	Quarters Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Service cost	$5	$5	$11	$11
Interest cost	15	14	30	29
Expected return on plan assets	(13)	(13)	(26)	(25)
Amortization of prior service benefit	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	3	3	5	8
Plan settlements, curtailment and special termination benefits	—	2	—	2

Net periodic benefit cost	$9	$10	$18	$23

The Company anticipates that, at a minimum, it will make required contributions of $26 million to its U.S. and non-U.S. pension plans in fiscal 2008. In addition, the Company expects to make contributions to its postretirement benefit plans of $12 million in fiscal 2008. During the six months ended March 28, 2008, the Company contributed $17 million and $5 million to its pension and postretirement plans, respectively.

12. Share Plans

Total equity-based compensation cost relating to continuing operations was $19 million and $17 million for the quarters ended March 28, 2008 and March 30, 2007, respectively, and $43 million and $34 million for the six months ended March 28, 2008 and March 30, 2007, respectively. These amounts were included in “Selling, general and administrative expenses” in the Consolidated and Combined Statements of Income.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Share option activity for the six months ended March 28, 2008 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding at September 28, 2007	28,662,252	$40.57	6.21	$156
Granted	458,735	40.81
Exercised	(1,378,262)	27.80
Expired/Forfeited	(1,329,140)	48.12

Outstanding at March 28, 2008	26,413,585	40.85	5.88	168

Vested and unvested expected to vest at March 28, 2008	25,376,127	40.81	5.75	166
Exercisable at March 28, 2008	18,907,491	40.58	4.64	149

As of March 28, 2008, there was $59 million of total unrecognized compensation cost related to unvested share options granted, which is expected to be recognized over a weighted-average period of 1.5 years.

The Company utilized the Black-Scholes pricing model to estimate the fair value of each option on the date of each grant. The weighted-average assumptions used in the Black-Scholes pricing model for options granted during the six months ended March 28, 2008 were as follows:

Expected stock price volatility	27.00%
Risk-free interest rate	3.40%
Expected annual dividend per share	$0.64
Expected life of options (years)	5.00

The weighted-average grant-date fair value of options granted during the six months ended March 28, 2008 was $8.28. The total intrinsic value of options exercised during the six months ended March 28, 2008 was $21 million.

The Company’s outstanding restricted share awards as of March 28, 2008 and activity for the six months then ended is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 28, 2007	4,401,907	$40.91
Granted	204,094	42.99
Vested	(770,717)	40.44
Forfeited	(197,271)	40.55

Non-vested at March 28, 2008	3,638,013	41.02

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of March 28, 2008, there was $82 million of total unrecognized compensation cost related to unvested restricted share awards, which is expected to be recognized over a weighted-average period of 1.5 years.

13. Related Party Transactions

Interest Expense and Interest Income—Net interest expense for the quarter and six months ended March 30, 2007 was proportionately allocated to the Company by Tyco International based on the historical funding requirements of the Company using historical data. Interest expense was calculated using Tyco International’s historical weighted-average interest rate on its debt, including the impact of interest rate swap agreements. For the quarter and six months ended March 30, 2007, Tyco International allocated to the Company interest expense of $36 million and $71 million, respectively, and interest income of $9 million and $13 million, respectively. Management believes the allocation basis for net interest expense is reasonable based on the historical financing needs of the Company. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had the Company been operating as an independent, publicly-traded company.

Allocated Expenses—For the quarter and six months ended March 30, 2007, the Company was allocated corporate overhead expenses from Tyco International for corporate-related functions based on a pro-rata percentage of Tyco International’s consolidated net revenue. General corporate overhead expenses primarily related to centralized corporate functions, including treasury, tax, legal, internal audit, human resources and risk management functions. This allocation was $42 million and $80 million for the quarter and six months ended March 30, 2007, respectively, and was included within “Selling, general and administrative expenses” in the Combined Statement of Income. As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocations of general corporate overhead from Tyco International are reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by the Company as an independent, publicly-traded company. As such, the financial information for the quarter and six months ended March 30, 2007 may not necessarily reflect the results of operations and cash flows of the Company in the future or what they would have been had the Company been an independent, publicly-traded company.

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

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party’s fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and be required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of the Company’s agreed upon share of its, Tyco International’s and Tyco Electronics’ tax liabilities.

The Company and its subsidiaries’ income tax returns are periodically examined by various tax authorities. During 2007, the U.S. Internal Revenue Service (“IRS”) concluded its field examination of certain of Tyco International’s, including Covidien’s and Tyco Electronics’, U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent’s Reports in May and June of 2007 that reflect the IRS’s determination of proposed tax adjustments for the periods under audit. Tyco International has appealed certain of the proposed tax adjustments totaling approximately $1 billion and it is Covidien’s understanding that Tyco International intends to vigorously defend its prior filed tax return positions. Covidien has assessed the amounts previously recorded in its financial statements for the IRS’s proposed adjustments and believes that the amounts recorded in its financial statements as of March 28, 2008 relating to its share of proposed adjustments are adequate.

In addition, the IRS has commenced an examination of the Company’s 2001 through 2004 U.S. federal income tax returns. Accordingly, the 1997 through 2007 tax years remain open for examination. In addition, the Company’s non-U.S. income tax returns are generally open for examination from the tax year 2001 forward. In the opinion of management, the Company has made adequate tax provisions for all years subject to examination. However, the ultimate resolution of these matters is uncertain and could have an adverse impact on the Company’s results of operations, financial condition or cash flows.

The Company has used available information to develop its best estimates for certain assets and liabilities related to periods prior to Separation, including amounts subject to or impacted by the provisions of the Tax Sharing Agreement. Final determination of the balances will be made in subsequent periods, primarily related to certain pre-Separation tax liabilities and tax years open for examination. It also includes the impact of filing final

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien and/or Tyco Electronics legal entities for periods prior to the Separation. Such adjustments will be recorded as either distributions to or contributions from either Tyco International or Tyco Electronics through shareholders’ equity in subsequent periods as tax returns are finalized and other related activities are completed.

Income Tax Receivables—In accordance with the Tax Sharing Agreement with Tyco International and Tyco Electronics, the Company shares certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The Company is the primary obligor to the taxing authorities for $1,172 million of these contingent tax liabilities, which were recorded on the Consolidated Balance Sheet at March 28, 2008. The actual amounts that the Company may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years. Adjustments to income tax receivables related to the Tax Sharing Agreement are recorded in “Other income, net” in the Consolidated Statements of Income.

In addition, pursuant to the terms of the Tax Sharing Agreement, the Company recorded a long-term receivable from Tyco International and Tyco Electronics of $491 million, which is classified as “Due from related parties” in the Consolidated Balance Sheet at March 28, 2008. This receivable primarily reflects 58% of the non-current income taxes payable subject to the Tax Sharing Agreement. If Tyco International and Tyco Electronics default on their obligations to the Company under the Tax Sharing Agreement, the Company would be liable for the entire amount of these liabilities.

During the quarter ended March 28, 2008, the Company recorded other income of $5 million related to an increase to its receivable from Tyco International and Tyco Electronics, in accordance with the Tax Sharing Agreement discussed above. This income reflects 58% of interest and other income tax payable amounts recorded during the quarter ended March 28, 2008 which will be covered under the Tax Sharing Agreement. During the six months ended March 28, 2008, the Company recorded other income of $185 million and a corresponding increase to its receivable from Tyco International and Tyco Electronics. This amount includes $180 million ($0.36 for both basic and diluted earnings per share) which primarily reflects 58% of the $306 million impact of adopting FIN 48 during the first quarter of fiscal 2008, for which there was also a corresponding increase to our receivable from Tyco International and Tyco Electronics. See Note 1 for further information regarding the Company’s adoption of FIN 48.

Guaranteed Tax Liabilities—Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities; Covidien assumed and is responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon the Company’s separation from Tyco International using appraisals in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Accordingly, liabilities amounting to $760 million related to these guarantees were included in the Consolidated Balance Sheet as of September 28, 2007. To the extent such recorded liabilities change, the increase or decrease will be reflected in other expense or income in the Company’s Consolidated Statements of Income. No changes have occurred to date.

14. Commitments and Contingencies

The Company is subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Company Legal Proceedings

Patent Litigation

The Company and Applied Medical Resources Corp. (“Applied Medical”) are involved in the following patent infringement actions related to trocar products used in minimally invasive surgical procedures:

(1)	Applied Medical Resources Corp. v. United States Surgical (“U.S. Surgical”) is a patent infringement action that was filed in the United States District Court for the Central District of California on July 31, 2003. U.S. Surgical is a subsidiary of the Company. The complaint alleges that U.S. Surgical’s Versaseal Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical’s motion for summary judgment of non-infringement. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanded the case for further proceedings. On January 9, 2007, the district court entered an order that denied both parties’ motions for summary judgment on the grounds that material facts remain in dispute. On February 20, 2008, following a five week trial, a jury returned a verdict finding that U.S. Surgical’s product does not infringe Applied Medical’s ‘533 patent. On April 29, 2008, the district court denied Applied Medical’s post-trial motion seeking judgment as a matter of law or, alternatively, a new trial.

(2)	Tyco Healthcare Group LP v. Applied Medical Resources Corp. is a patent infringement action that was filed in the United States District Court for the Eastern District of Texas, Lufkin Division, on July 19, 2006. The complaint alleges that Applied Medical’s “Universal Seal” in its trocar product infringes the Company’s U.S. Patent No. 5,304,143, No. 5,685,854, No. 5,542,931, No. 5,603,702 and No. 5,895,377. The Company is seeking injunctive relief and unspecified monetary damages. The parties are in the discovery stage. Trial is scheduled for November 4, 2008.

(3)	On October 5, 2006, Applied Medical filed three separate patent infringement complaints in the United States District Court for the Eastern District of Texas, Lufkin Division, under the caption Applied Medical Resources Corporation v. Tyco Healthcare Group LP and United States Surgical Corporation. The complaints allege that the Company’s “Step” series of trocar products, as well as certain of its “VersaPort” series of trocar products, infringe Applied Medical’s U.S. Patent No. 5,385,553, No. 5,584,850 and No. 5,782,812. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. On August 13, 2007, in accordance with a stipulation between the parties, the court dismissed with prejudice Applied Medical’s infringement claims against the Company with respect to Applied Medical’s ‘553 and ‘812 patents. On April 30, 2008, in accordance with a stipulation between the parties, the court dismissed with prejudice Applied Medical’s infringement claims against the Company with respect to Applied Medical’s ‘850 patent. As a result, all infringement claims against the Company have been dismissed and the case is concluded.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Becton Dickinson and Company (“Becton Dickinson”) v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the District of Delaware on December 23, 2002. The complaint alleges that the Company’s Monoject Magellan safety needle and safety blood collector products infringe Becton Dickinson’s U.S. Patent No. 5,348,544. Following trial, on October 26, 2004, the jury returned a verdict finding that the Company willfully infringed Becton Dickinson’s patent and awarded Becton Dickinson $4 million in lost profits damages and reasonable royalty damages. In post-trial proceedings, the Company filed motions for judgment as a matter of law, or, alternatively, for a new trial. Becton Dickinson filed a post-trial motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a motion for a permanent injunction. On March 31, 2006, the trial court issued a Memorandum and Order on the parties’ post-trial motions denying the Company’s motion for judgment as a matter of law; granting the Company’s motion for a new trial on the issue of infringement; and denying Becton Dickinson’s motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a permanent injunction. On November 30, 2007, a jury returned a verdict finding that the Company infringed Becton Dickinson’s patent. Before submitting the case to the jury, the district court granted judgment as a matter of law in the Company’s favor finding that the Company did not willfully infringe Becton Dickson’s patent. The district court will determine the amount of damages to be awarded following an exchange of sales and other information by the parties. The Company has filed post-trial motions in the district court for judgment as a matter of law or, in the alternative, for a new trial. Becton Dickinson has filed a motion for permanent injunction. The Company has assessed the status of this matter and has concluded that it is more likely than not that the infringement finding will be overturned, and, further, the Company intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Company’s Consolidated and Combined Financial Statements with respect to any damage award.

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

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

On January 18, 2008, the Company and Medrad entered into an agreement to resolve the cases described in subparagraphs (1) and (2) above. Under the agreement, each party released its claims against the other in exchange for the Company’s agreeing to pay Medrad $17 million and Medrad’s agreeing not to assert any claim of patent infringement under certain Medrad patents against the Company’s powered injectors. In addition, the Release and Covenant Not to Sue agreement described in subparagraph (3) above was amended under the January 18, 2008 agreement to expand the type of the Company’s power injectors against which Medrad has agreed not to assert a claim of patent infringement. During the first quarter of fiscal 2008, the Company recorded a liability of $17 million related to this matter. The settlement was paid during the second quarter of fiscal 2008.

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

Beginning on August 29, 2005, with Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, L.P., and Mallinckrodt Inc., 12 consumer class actions have been filed in the United States District Court for the

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Central District of California. In all of the complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by the Company in violation of the federal antitrust laws. The 12 complaints were subsequently consolidated into a single proceeding styled In re: Pulse Oximetry Antitrust litigation. By stipulation among the parties, five putative class representatives dismissed their claims against the Company, leaving seven remaining putative class representatives as plaintiffs in the consolidated proceeding. On December 21, 2007, the district court denied the plaintiffs’ motion for class certification. On March 14, 2008 the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ request for leave to appeal the district court’s denial of their motion for class certification. At this time, it is not possible to estimate the amount of loss or probable loss, if any, that might result from an adverse resolution of these matters. The Company intends to vigorously defend these actions. The parties are in the discovery stage. Trial is scheduled to begin on September 2, 2008.

Rochester Medical Corporation, Inc. (“Rochester Medical”) v. C.R. Bard, Inc., et al. is a complaint filed against the Company, another manufacturer and two group purchasing organizations (“GPOs”) in the United States District Court for the Eastern District of Texas on March 15, 2004. The complaint alleges that the Company and the other defendants conspired or acted to exclude Rochester Medical from markets for urological products in violation of federal and state antitrust laws. Rochester Medical also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. Rochester Medical seeks injunctive relief and damages. Any damages awarded under the federal antitrust laws will be subject to statutory trebling. Rochester Medical has reported that it has settled its claims against defendants C.R. Bard, Inc. and Premier, Inc./Premier Purchasing Partners, L.P. and Novation, LLC/VHA. Prior to settlement with these three parties, Rochester Medical alleged a damages figure of approximately $213 million against all defendants for claims. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. The Company intends to defend this action vigorously. Trial regarding claims against the Company is scheduled for December 1, 2008.

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

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Natchitoches Parish Hospital Service District v. Tyco International, Ltd., et al. is a class action lawsuit filed against the Company on September 15, 2005 in the United States District Court for the District of Massachusetts. In the complaint, the putative class representative, on behalf of itself and others, seeks to recover overcharges it alleges that it and others paid for sharps containers as a result of anticompetitive conduct by the Company in violation of federal antitrust laws. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. The Company intends to vigorously defend this action. The parties are in the discovery stage. The district court held hearings on the plaintiff’s motion for class certification on April 13, 2007 and on September 18, 2007. No trial date has been scheduled.

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

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of March 28, 2008, there were approximately 10,607 asbestos liability cases pending against Mallinckrodt.

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

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 28, 2008, the Company concluded that it was probable that it would incur remedial costs in the range of approximately $101 million to $279 million. As of March 28, 2008, the Company concluded that the best estimate within this range was $126 million, of which $18 million was included in “Accrued and other current liabilities” and $108 million was included in “Other liabilities” in the Consolidated Balance Sheet. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

The Company recorded asset retirement obligations (“AROs”) for the estimated future costs associated with legal obligations to decommission two facilities within the Imaging Solutions segment. As of March 28, 2008

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

and September 28, 2007, the Company’s AROs were $101 million and $93 million, respectively. The Company recorded an insignificant amount of foreign currency translation and accretion related to AROs during the six months ended March 28, 2008. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

Compliance Matters

Tyco International has received and responded to various allegations that certain improper payments were made in recent years by Tyco International subsidiaries, including subsidiaries which are now part of the Company. During 2005, Tyco International reported to the U.S. Department of Justice (“DOJ”) and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act (“FCPA”), that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. Tyco International had, and the Company will continue to have, communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Covidien and FCPA requirements. At this time, the Company cannot predict the outcome of other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its results of operations, financial condition or cash flows.

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

Tyco International Legal Proceedings

As discussed in Note 13, pursuant to the Separation and Distribution Agreement, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities. Tyco International and certain of its former directors and officers are named defendants in a number of class actions alleging violations of the disclosure provisions of the federal securities laws and also are named as defendants in several Employee Related Income Security Act (“ERISA”) related class actions. Tyco International is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, Tyco International’s insurance carriers may decline coverage, or Tyco International’s coverage may be insufficient to cover its expenses and liability, in some or all of these matters. The Company’s share of any losses resulting from an adverse resolution of those matters is not estimable and may have a material adverse effect on its results of operations, financial condition or cash flows.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Securities Class Action Settlement—On December 19, 2007, the United States District Court for the District of New Hampshire entered a final order approving the settlement of 32 securities class action lawsuits. The settlement does not resolve all securities cases, and several remain outstanding. In addition, the settlement does not release claims arising under ERISA and the lawsuits arising thereunder.

Under the terms of the settlement, the plaintiffs agreed to release all claims against Tyco International, the other settling defendants and ten other individuals in consideration for the payment to the certified class of $2.975 billion plus accrued interest. The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco International had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco International. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. It is Covidien’s understanding that Tyco International intends to vigorously defend any litigation resulting from opt-out claims. At this time, it is not possible to predict the final outcome or to estimate the amount of loss or possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted-out.

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

At September 28, 2007, the Company had a $2.992 billion liability for the full amount owed under Tyco International’s class action settlement, including accrued interest, and a $1.735 billion receivable from Tyco International and Tyco Electronics for their portion of the liability. On February 21, 2008, the time for appealing the final court order approving the class action settlement expired and the settlement became final. Accordingly, during the second quarter of fiscal 2008, the Company removed the class action settlement liability and the related class action settlement receivable and interest in class action settlement fund, both previously included in corporate assets, from its Consolidated Balance Sheet. While the finalization of the class action settlement resulted in a decrease to the Company’s cash flow from continuing operations during the second quarter of fiscal 2008, it did not affect the Company’s cash balance, as the Company had previously fully funded its portion of the class action settlement into an escrow account intended to be used to settle the liability.

State of New Jersey Settlement—On April 29, 2008, Tyco International signed a definitive agreement with the State of New Jersey, on behalf of several of the State’s pension funds, to settle the action captioned New Jersey v. Tyco International Ltd., et al., brought by the State in 2002 in the United States District Court for the District of New Jersey against Tyco International, its former auditors and certain of its former officers and directors, alleging that the defendants had, among other things, violated federal and state securities and other laws through the unauthorized and improper actions of Tyco International’s former management. This is one of the lawsuits not covered by the securities class action settlement discussed above.

The agreement with the State of New Jersey provides for Tyco International to make a payment of $73 million to the plaintiff in exchange for the plaintiff’s agreement to dismiss the case against Tyco International and certain of its former directors and a former employee. During the second quarter of fiscal 2008, the Company recorded a charge of $31 million for its portion of the settlement in accordance with the sharing percentages included in the Separation and Distribution Agreement. The Company, Tyco International and Tyco Electronics are jointly and severally liable for the full amount of the settlement. Accordingly, the Company has a liability for the full amount owed under the settlement and a $42 million receivable from Tyco International and Tyco

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Electronics for their portion of the settlement. The liability and receivable are included in “Accrued and other current liabilities” and “Prepaid and other current assets,” respectively, in the Company’s Consolidated Balance Sheet at March 28, 2008. Payment of the settlement amount is to be made on or before June 2, 2008. Upon the full execution of the definitive agreement by each of the other defendants party thereto, the parties shall file the agreed upon order of dismissal with the court, the entry of which will dismiss the litigation with prejudice. The Company expects that Tyco International will pay the full amount of the settlement to the State and that the Company will concurrently submit payment to Tyco International.

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

15. Segment Data

The Company operates its continuing businesses through the following four segments:

•

Medical Devices includes the development, manufacture and sale of endomechanical instruments, soft tissue repair products, energy devices, oximetry and monitoring products, airway and ventilation products, vascular devices, sharpsafety products, clinical care products and other medical device products.

•	Imaging Solutions includes the development, manufacture and marketing of radiopharmaceuticals and contrast products.

•	Pharmaceutical Products includes the development, manufacture and distribution of dosage pharmaceuticals and active pharmaceutical ingredients.

•	Medical Supplies includes the development, manufacture and sale of nursing care products, medical surgical products and original equipment manufacturer products (OEM).

Selected information by business segment is presented in the following tables (dollars in millions):

	Quarters Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Net sales(1):
Medical Devices	$1,663	$1,480	$3,250	$2,906
Imaging Solutions	304	259	595	515
Pharmaceutical Products	239	239	460	464
Medical Supplies	220	222	437	443

	$2,426	$2,200	$4,742	$4,328

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Quarters Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Operating income:
Medical Devices	$420	$440	$856	$861
Imaging Solutions	33	32	43	71
Pharmaceutical Products	59	75	133	153
Medical Supplies	33	36	68	72
Corporate	(140)	(99)	(240)	(197)

	$405	$484	$860	$960

16. Covidien International Finance S.A.

In December 2006, prior to the separation from Tyco International, Ltd., CIFSA was formed. CIFSA, a Luxembourg company, is a holding company that owns, directly or indirectly, all of the operating subsidiaries of Covidien Ltd. CIFSA is the borrower under the Company’s senior notes, revolving credit facility and bridge loan facility, all of which are fully and unconditionally guaranteed by Covidien Ltd., which in turn is the sole owner of CIFSA. The following information provides the composition of the Company’s income, assets, liabilities, equity and cash flows by relevant group within the Company: Covidien Ltd. as the guarantor, CIFSA as issuer of the debt and the operating companies that represent assets of CIFSA. There are no other subsidiary guarantees. Consolidating financial information for Covidien and CIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

CONSOLIDATING STATEMENT OF INCOME

Quarter Ended March 28, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$2,426	$—	$2,426
Cost of products sold	—	—	1,155	—	1,155

Gross profit	—	—	1,271	—	1,271
Selling, general and administrative expenses	7	1	688	—	696
Research and development expenses	—	—	75	—	75
Restructuring and asset impairment charges	—	—	64	—	64
Shareholder settlement	31	—	—	—	31

Operating (loss) income	(38)	(1)	444	—	405
Interest expense	—	53	3	—	56
Interest income	—	(1)	(7)	—	(8)
Other (income) expense, net	(5)	—	2	—	(3)
Equity in net income of subsidiaries	(294)	(346)	—	640	—
Intercompany interest and fees	(2)	(1)	3	—	—

Income from continuing operations before income taxes	263	294	443	(640)	360
Income taxes	—	—	111	—	111

Income from continuing operations	263	294	332	(640)	249
Income from discontinued operations, net of income taxes	—	—	(14)	—	(14)

Net income	$263	$294	$346	$(640)	$263

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF INCOME

Six Months Ended March 28, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$4,742	$—	$4,742
Cost of products sold	—	—	2,232	—	2,232

Gross profit	—	—	2,510	—	2,510
Selling, general and administrative expenses	16	1	1,368	—	1,385
Research and development expenses	—	—	153	—	153
In-process research and development charges	—	—	12	—	12
Restructuring and asset impairment charges	—	—	69	—	69
Shareholder settlement	31	—	—	—	31

Operating (loss) income	(47)	(1)	908	—	860
Interest expense	—	110	6	—	116
Interest income	(1)	(1)	(18)	—	(20)
Other (income) expense, net	(185)	—	2	—	(183)
Equity in net income of subsidiaries	(550)	(655)	—	1,205	—
Intercompany interest and fees	6	(5)	(1)	—	—

Income from continuing operations before income taxes	683	550	919	(1,205)	947
Income taxes	—	—	253	—	253

Income from continuing operations	683	550	666	(1,205)	694
Loss from discontinued operations, net of income taxes	—	—	11	—	11

Net income	$683	$550	$655	$(1,205)	$683

CONDENSED CONSOLIDATING BALANCE SHEET

At March 28, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$161	$688	$—	$849
Accounts receivable trade, net	—	—	1,738	—	1,738
Inventories	—	—	1,230	—	1,230
Intercompany receivable	9	—	2	(11)	—
Prepaid expenses and other current assets	47	—	722	—	769
Assets held for sale	—	—	785	—	785

Total current assets	56	161	5,165	(11)	5,371
Property, plant and equipment, net	3	—	2,415	—	2,418
Goodwill	—	—	5,811	—	5,811
Intangible assets, net	—	—	1,235	—	1,235
Due from related parties	491	—	—	—	491
Investment in subsidiaries	7,735	11,998	—	(19,733)	—
Intercompany loans receivables	94	9,321	10,191	(19,606)	—
Other assets	—	18	933	—	951

Total Assets	$8,379	$21,498	$25,750	$(39,350)	$16,277

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$31	$—	$31
Accounts payable	—	—	444	—	444
Intercompany payable	2	9	—	(11)	—
Accrued and other current liabilities	157	74	1,080	—	1,311
Liabilities associated with assets held for sale	—	—	210	—	210

Total current liabilities	159	83	1,765	(11)	1,996
Long-term debt	—	3,489	100	—	3,589
Guaranteed contingent tax liabilities	760	—	—	—	760
Intercompany loans payable	59	10,191	9,356	(19,606)	—
Income taxes payable	—	—	1,172	—	1,172
Deferred income taxes	—	—	581	—	581
Other liabilities	—	—	778	—	778

Total Liabilities	978	13,763	13,752	(19,617)	8,876
Shareholders’ equity	7,401	7,735	11,998	(19,733)	7,401

Total Liabilities and Shareholders’ Equity	$8,379	$21,498	$25,750	$(39,350)	$16,277

CONDENSED CONSOLIDATING BALANCE SHEET

At September 28, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$872	$—	$872
Accounts receivable trade, net	—	—	1,546	—	1,546
Inventories	—	—	1,126	—	1,126
Interest in class action settlement fund	1,257	—	—	—	1,257
Class action settlement receivables	1,735	—	—	—	1,735
Intercompany receivable	—	178	184	(362)	—
Prepaid expenses and other current assets	14	—	669	—	683
Assets held for sale	—	—	879	—	879

Total current assets	3,006	178	5,276	(362)	8,098
Property, plant and equipment, net	2	—	2,391	—	2,393
Goodwill	—	—	5,767	—	5,767
Intangible assets, net	—	—	1,242	—	1,242
Due from related parties	306	—	—	—	306
Investment in subsidiaries	7,222	10,895	—	(18,117)	—
Intercompany loans receivables	138	8,981	9,287	(18,406)	—
Other assets	—	1	521	—	522

Total Assets	$10,674	$20,055	$24,484	$(36,885)	$18,328

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$474	$49	$—	$523
Accounts payable	—	—	444	—	444
Class action settlement liability	2,992	—	—	—	2,992
Intercompany payable	—	184	178	(362)	—
Accrued and other current liabilities	86	11	1,182	—	1,279
Liabilities associated with assets held for sale	—	—	147	—	147

Total current liabilities	3,078	669	2,000	(362)	5,385
Long-term debt	—	3,451	114	—	3,565
Guaranteed contingent tax liabilities	760	—	—	—	760
Income taxes payable	—	—	517	—	517
Deferred income taxes	—	—	576	—	576
Intercompany loans payable	94	9,193	9,119	(18,406)	—
Other liabilities	—	—	783	—	783

Total Liabilities	3,932	13,313	13,109	(18,768)	11,586
Shareholders’ Equity	6,742	6,742	11,375	(18,117)	6,742

Total Liabilities and Shareholders’ Equity	$10,674	$20,055	$24,484	$(36,885)	$18,328

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 28, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(1,234)	$(26)	$809	$—	$(451)

Net cash provided by discontinued operating activities	—	—	52	—	52

Net cash (used in) provided by operating activities	(1,234)	(26)	861	—	(399)

Cash Flows From Investing Activities:
Capital expenditures	(2)	—	(152)	—	(154)
Acquisitions	—	—	(86)	—	(86)
Increase in restricted cash	—	—	(32)	—	(32)
Release of interest in class action settlement fund	1,257	—	—	—	1,257
Decrease in intercompany loans	—	657	—	(657)	—
Other	—	—	20	—	20

Net cash provided by (used in) continuing investing activities	1,255	657	(250)	(657)	1,005

Net cash used in discontinued investing activities	—	—	(13)	—	(13)

Net cash provided by (used in) investing activities	1,255	657	(263)	(657)	992

Cash Flows From Financing Activities:
Repayment of external debt	—	(3,555)	(38)	—	(3,593)
Issuance of external debt	—	3,102	—	—	3,102
Dividends paid	(159)	—	—	—	(159)
Transfers from discontinued operations	—	—	39	—	39
Loan borrowings from (repayments to) parent	103	—	(760)	657	—
Other	35	(17)	5	—	23

Net cash used in continuing financing activities	(21)	(470)	(754)	657	(588)

Net cash used in discontinued financing activities	—	—	(39)	—	(39)

Net cash used in financing activities	(21)	(470)	(793)	657	(627)

Effect of currency rate changes on cash	—	—	11	—	11
Net increase (decrease) in cash and cash equivalents	—	161	(184)	—	(23)
Cash and cash equivalents at beginning of period	—	—	872	—	872

Cash and cash equivalents at end of period	$—	$161	$688	$—	$849

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

COMBINED STATEMENT OF INCOME

Quarter Ended March 30, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$2,200	$—	$2,200
Cost of products sold	—	—	1,069	—	1,069

Gross profit	—	—	1,131	—	1,131
Selling, general and administrative expenses	—	—	580	—	580
Research and development expenses	—	—	63	—	63
Restructuring charges	—	—	4	—	4

Operating income	—	—	484	—	484
Interest expense	—	—	39	—	39
Interest income	—	—	(10)	—	(10)
Other income	—	—	(6)	—	(6)
Equity in net income of subsidiaries	(394)	—	—	394	—

Income from continuing operations before income taxes	394	—	461	(394)	461
Income taxes	—	—	84	—	84

Income from continuing operations	394	—	377	(394)	377
Income from discontinued operations, net of income taxes	—	—	(17)	—	(17)

Net income	$394	$—	$394	$(394)	$394

COMBINED STATEMENT OF INCOME

Six Months Ended March 30, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$4,328	$—	$4,328
Cost of products sold	—	—	2,081	—	2,081

Gross profit	—	—	2,247	—	2,247
Selling, general and administrative expenses	—	—	1,136	—	1,136
Research and development expenses	—	—	123	—	123
In-process research and development charges	—	—	8	—	8
Restructuring charges	—	—	20	—	20

Operating income	—	—	960	—	960
Interest expense	—	—	79	—	79
Interest income	—	—	(19)	—	(19)
Other income	—	—	(6)	—	(6)
Equity in net income of subsidiaries	(732)	—	—	732	—

Income from continuing operations before income taxes	732	—	906	(732)	906
Income taxes	—	—	197	—	197

Income from continuing operations	732	—	709	(732)	709
Income from discontinued operations, net of income taxes	—	—	(23)	—	(23)

Net income	$732	$—	$732	$(732)	$732

CONDENSED COMBINED STATEMENT OF CASH FLOWS

Six Months Ended March 30, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Total
Cash Flows From Operating Activities:
Net cash provided by continuing operating activities	$—	$—	$1,021	$1,021

Net cash provided by discontinued operating activities	—	—	54	54

Net cash provided by operating activities	—	—	1,075	1,075

Cash Flows From Investing Activities:
Capital expenditures	—	—	(147)	(147)
Acquisitions	—	—	(69)	(69)
Other	—	—	4	4

Net cash used in continuing investing activities	—	—	(212)	(212)

Net cash provided by discontinued investing activities	—	—	28	28

Net cash used in investing activities	—	—	(184)	(184)

Cash Flows From Financing Activities:
Repayment of external debt	—	—	(11)	(11)
Issuance of external debt	—	—	47	47
Allocated debt activity	—	—	(16)	(16)
Net transfers to Tyco International Ltd.	—	—	(811)	(811)
Transfers from discontinued operations	—	—	82	82
Other	—	—	7	7

Net cash used in continuing financing activities	—	—	(702)	(702)

Net cash used in discontinued financing activities	—	—	(82)	(82)

Net cash used in financing activities	—	—	(784)	(784)

Effect of currency rate changes on cash	—	—	6	6
Net increase in cash and cash equivalents	—	—	113	113
Cash and cash equivalents at beginning of period	—	—	242	242

Cash and cash equivalents at end of period	$—	$—	$355	$355

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated and Combined Financial Statements and the accompanying notes included in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007, and in “Forward-Looking Statements.”

Overview

We operate our continuing businesses through the following four segments:

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

Covidien Ltd. was incorporated in Bermuda in 2000 as a wholly-owned subsidiary of Tyco International Ltd. Until June 29, 2007, Covidien did not engage in any significant business activities and held minimal assets. As part of a plan to separate Tyco International into three independent companies, Tyco International transferred the equity interests of the entities that held all of the assets and liabilities of its healthcare businesses to Covidien and, on June 29, 2007, distributed all of its shares of Covidien to its shareholders. Where we refer to financial results for the quarter and six months ended March 30, 2007, these results reflect the combined reporting entity consisting of the assets and liabilities used in managing Tyco International Ltd.’s healthcare business.

Our unaudited Consolidated and Combined Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For the quarter and six months ended March 30, 2007, certain general corporate overhead, debt and related net interest expense have been allocated to us by Tyco International. Management believes such allocations are reasonable; however, they may not be indicative of the actual expenses we would have incurred had we been operating as an independent, publicly-traded company. Note 13 to our Consolidated and Combined Financial Statements provides further information regarding allocated expenses.

Acquisitions

In March 2008, our Medical Devices segment acquired 28% ownership of Tissue Science Laboratories plc (“TSL”) for $20 million. TSL is a medical device company dedicated to the research, development and commercialization of tissue implant products for surgical and wound care therapies. The acquisition of TSL will provide us with a leading tissue repair technology and accelerate our entry into the biologic hernia repair market. TSL’s Permacol(R) product complements our current soft tissue product offerings and will allow us to offer a full line of differentiated hernia repair products. We will acquire the remaining outstanding shares of TSL during the third quarter of fiscal 2008. The entire transaction is valued at approximately $80 million.

In November 2007, our Medical Devices segment acquired Scandius, a developer of medical devices for sports-related surgeries, for $27 million. The acquisition of Scandius enables us to offer customers innovative soft tissue repair devices for common sports injuries.

In September 2006, our Medical Devices segment acquired over 50% ownership of Airox for $59 million, net of cash acquired of $4 million. During the first quarter of fiscal 2007, our Medical Devices segment acquired the remaining outstanding shares of Airox in a mandatory tender offer for approximately $47 million.

Divestitures

During the first quarter of fiscal 2008, we approved plans to sell our Specialty Chemical business within the Pharmaceutical Products segment, our Retail Products segment and our European Incontinence Products business within the Medical Supplies segment. We decided to sell these businesses because their products and customer bases are not aligned with our long-term strategic objectives.

During the first quarter of fiscal 2008, we entered into a definitive sale agreement to divest our Retail Products segment. We assessed the recoverability of the carrying value of our Retail Products segment and, based on the terms and conditions included in the sale agreement, recorded a pre-tax goodwill impairment charge of $75 million during the first six months of fiscal 2008, to write the business down to its estimated fair value less costs to sell. In April 2008, we completed the sale of the Retail Products segment for gross cash proceeds of $330 million. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.

During the second quarter of fiscal 2008, we entered into a definitive sale agreement to divest our European Incontinence Products business. We assessed the recoverability of the carrying value of the European Incontinence Products business and, based on the terms and conditions included in the sale agreement, recorded pre-tax charges totaling $23 million during the first six months of fiscal 2008, to write the business down to its estimated fair value less costs to sell. We expect the transaction to close in the third quarter of fiscal 2008.

These businesses all met the held for sale and discontinued operations criteria and, accordingly, have been included in discontinued operations for all periods presented. References to Covidien are to our continuing operations.

Results of Operations

The following table presents results of operations, including percentage of net sales (dollars in millions):

	Quarters Ended				Six Months Ended
	March 28, 2008		March 30, 2007		March 28, 2008		March 30, 2007
Net sales	$2,426	100.0%	$2,200	100.0%	$4,742	100.0%	$4,328	100.0%
Cost of products sold	1,155	47.6	1,069	48.6	2,232	47.1	2,081	48.1

Gross profit	1,271	52.4	1,131	51.4	2,510	52.9	2,247	51.9
Selling, general and administrative expenses	696	28.7	580	26.4	1,385	29.2	1,136	26.2
Research and development expenses	75	3.1	63	2.9	153	3.2	123	2.8
In-process research and development charges	—	—	—	—	12	0.3	8	0.2
Restructuring and asset impairment charges	64	2.6	4	0.2	69	1.5	20	0.5
Shareholder settlement	31	1.3	—	—	31	0.7	—	—

Operating income	405	16.7	484	22.0	860	18.1	960	22.2
Interest expense	56	2.3	39	1.8	116	2.4	79	1.8
Interest income	(8)	(0.3)	(10)	(0.5)	(20)	(0.4)	(19)	(0.4)
Other income, net	(3)	(0.1)	(6)	(0.3)	(183)	(3.9)	(6)	(0.1)

Income from continuing operations before income taxes	360	14.8	461	21.0	947	20.0	906	20.9
Income taxes	111	4.6	84	3.8	253	5.3	197	4.6

Income from continuing operations	249	10.3	377	17.1	694	14.6	709	16.4
(Income) loss from discontinued operations, net of income taxes	(14)	(0.6)	(17)	(0.8)	11	0.2	(23)	(0.5)

Net income	$263	10.8	$394	17.9	$683	14.4	$732	16.9

Net sales—Our net sales increased $226 million, or 10.3%, to $2,426 million, in the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007. Our net sales for the first six months of fiscal 2008 increased $414 million, or 9.6%, to $4,742 million, compared with the first six months of fiscal 2007. The increase in revenue for both the quarter and six months was primarily attributable to our Medical Devices segment and, to a lesser extent, our Imaging Solutions segment. Favorable currency exchange rate fluctuations contributed $115 million and $210 million to the increase in net sales for the second quarter and first six months of fiscal 2008, respectively.

Our non-U.S. businesses generated net sales of $1,105 million and $933 million for the quarters ended March 28, 2008 and March 30, 2007, respectively, and $2,141 million and $1,812 million for the six months ended March 28, 2008 and March 30, 2007, respectively. Our business outside the U.S. accounted for 46% and 45% of our net sales for the second quarter and first six months of fiscal 2008, compared with 42% in both prior year periods.

Net sales by geographic area are shown in the following table (dollars in millions):

	Quarters Ended			Six Months Ended
	March 28, 2008	March 30, 2007	Percent Change	March 28, 2008	March 30, 2007	Percent Change
U.S.	$1,321	$1,267	4.3%	$2,601	$2,516	3.4%
Other Americas	137	109	25.7	274	220	24.5
Europe	698	596	17.1	1,331	1,126	18.2
Japan	156	133	17.3	316	281	12.5
Asia-Pacific	114	95	20.0	220	185	18.9

	$2,426	$2,200	10.3	$4,742	$4,328	9.6

Costs of products sold—Cost of products sold was 47.6% and 47.1% of net sales in the second quarter and first six months of fiscal 2008, respectively, compared with 48.6% and 48.1% of net sales in the second quarter and first six months of fiscal 2007, respectively. The decreases in cost of products sold as a percent of net sales in the fiscal 2008 periods are primarily attributable to favorable sales mix and favorable currency exchange rate fluctuations.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $116 million to $696 million in the second quarter of fiscal 2008, compared with the second quarter of fiscal 2007 and increased $249 million to $1,385 million for the first six months of fiscal 2008, compared with the same prior year period. These increases are primarily due to increases in selling and marketing expenses of $66 million and $141 million for the quarter and six months, respectively, primarily resulting from investments made in our Medical Devices segment to support our growth initiatives.

Research and development expenses—Research and development expense increased 19.0% to $75 million and 24.4% to $153 million, in the second quarter and six months of fiscal 2008, respectively, compared with the same prior year periods. These increases resulted primarily from increased spending in our Medical Devices segment. The increase in the six month period was also due to the write-off of previously capitalized property, plant and equipment relating to a research and development project. As a percentage of our net sales, research and development expense was 3.1% and 3.2% for the second quarter and first six months of fiscal 2008, respectively, compared with 2.9% and 2.8% for the second quarter and first six months of fiscal 2007.

In-process research and development charges—In the first six months of fiscal 2008, our Medical Devices segment recorded a charge of $12 million for the write-off of in-process research and development associated with the acquisition of Scandius, a developer of medical devices for sports-related surgeries. During the first six months of fiscal 2007, our Medical Devices segment recorded an $8 million in-process research and development charge in connection with the acquisition of the remaining outstanding shares of Airox.

Restructuring and asset impairment charges—In fiscal 2007, we launched a restructuring program, primarily in our Medical Devices segment. This program includes exiting unprofitable product lines in low-growth and declining-growth markets, reducing excess machine capacity, moving production to lower cost alternatives through plant consolidations and outsourcing initiatives, and relocating certain functions. We expect to incur charges of $150 million, most of which are expected to occur by the end of calendar year 2008.

During the second quarter and first six months of fiscal 2008, we recorded charges of $64 million and $69 million, respectively. Both amounts include asset impairment charges of $17 million related to the write-down of specific long-lived assets of a manufacturing facility within our Medical Devices segment that will be closed as a result of cost savings initiatives. The remaining restructuring charges primarily relate to reductions in workforce also within Medical Devices. During the second quarter and first six months of fiscal 2007, we recorded restructuring charges of $4 million and $20 million, respectively, primarily related to severance costs resulting from workforce reductions within our Medical Devices segment.

Shareholder settlement—In April 2008, Tyco International signed a definitive agreement with the State of New Jersey which provides for Tyco International to make a payment of $73 million to the plaintiffs in exchange for the plaintiffs’ agreement to dismiss the case against Tyco International and certain of its former directors and a former employee. During the second quarter of fiscal 2008, we recorded a charge of $31 million for our portion of the settlement in accordance with the sharing percentages included in the Separation and Distribution Agreement.

Operating income—In the second quarter of fiscal 2008, operating income decreased $79 million to $405 million, compared with the second quarter of fiscal 2007. In the first six months of fiscal 2008, operating income decreased $100 million to $860 million, compared with the same prior year period. Our operating margin was 16.7% and 18.1%, respectively, for the quarter and six months ended March 28, 2008, compared with 22.0% and 22.2%, respectively, for the quarter and six months ended March 30, 2007. The decreases in operating income and margin in both fiscal 2008 periods were primarily due to increases in selling and marketing expenses of $66 million and $141 million in the quarter and six months, respectively, mostly within our Medical Devices segment. Both current year periods also were negatively impacted by the $31 million charge for our portion of Tyco International’s settlement with the State of New Jersey. In addition, the decrease in operating income for the first six month of fiscal 2008, compared with the same prior year period resulted from a $26 million increase in legal costs within our Imaging Solutions segment. Higher sales and increased gross profit partially offset these increases in operating expenses.

Analysis of Operating Results by Segment

Net sales by segment are shown in the following table (dollars in millions):

	Quarters Ended			Six Months Ended
	March 28, 2008	March 30, 2007	Percent Change	March 28, 2008	March 30, 2007	Percent Change
Medical Devices	$1,663	$1,480	12.4%	$3,250	$2,906	11.8%
Imaging Solutions	304	259	17.4	595	515	15.5
Pharmaceutical Products	239	239	—	460	464	(0.9)
Medical Supplies	220	222	(0.9)	437	443	(1.4)

	$2,426	$2,200	10.3	$4,742	$4,328	9.6

Operating income by segment and as a percentage of segment net sales is shown in the following table (dollars in millions):

	Quarters Ended				Six Months Ended
	March 28, 2008		March 30, 2007		March 28, 2008		March 30, 2007
Medical Devices	$420	25.3%	$440	29.7%	$856	26.3%	$861	29.6%
Imaging Solutions	33	10.9	32	12.4	43	7.2	71	13.8
Pharmaceutical Products	59	24.7	75	31.4	133	28.9	153	33.0
Medical Supplies	33	15.0	36	16.2	68	15.6	72	16.3
Corporate	(140)		(99)		(240)		(197)

	$405	16.7	$484	22.0	$860	18.1	$960	22.2

Medical Devices

Net sales for the second quarter of fiscal 2008 increased $183 million, or 12.4%, to $1,663 million, compared with the second quarter of fiscal 2007. Favorable currency exchange rate fluctuations contributed $101 million to the increase in net sales for the segment. Net sales for Endomechanical instruments in the second quarter of fiscal 2008 increased $61 million, or 13.3%, of which currency exchange rate fluctuations had a favorable impact of $36 million. The remaining increase in sales of Endomechanical products was primarily driven by continued demand for our laparoscopic instruments in Europe and the United States. Energy devices net sales for the second quarter of fiscal 2008 increased $40 million, or 26.0%, of which currency exchange rate fluctuations had a favorable impact of $12 million. The remaining increase in Energy devices net sales was primarily due to higher sales volume of vessel sealing products worldwide and, to a lesser extent, higher sales of capital equipment. Net sales of Soft Tissue Repair products increased $22 million, or 18.5%, of which currency exchange rate fluctuations had a favorable impact of $10 million. The remaining increase in Soft Tissue Repair products is resulted from increased sales volume of sutures, mesh hernia repair products and biosurgery products.

Operating income for the second quarter of fiscal 2008 decreased $20 million to $420 million, compared with the second quarter of fiscal 2007. Our operating margin was 25.3% for the quarter ended March 28, 2008, compared with 29.7% for the quarter ended March 30, 2007. The decrease in our operating income and margin was primarily attributable to higher selling and marketing expenses of $59 million, resulting principally from our growth initiatives and sales force investment, and an increase in restructuring and asset impairment charges of $58 million. These decreases were partially offset by increased gross profit on the favorable sales performance discussed above.

Net sales for the first six months of fiscal 2008 increased $344 million, or 11.8%, to $3,250 million, compared with the first six months of fiscal 2007. Favorable currency exchange rate fluctuations contributed $185 million to the increase in net sales for the segment. Net sales for Endomechanical instruments in the first six months of fiscal 2008 increased $119 million, or 13.2%, of which currency exchange rate fluctuations had a favorable impact of $65 million. The remaining increase in sales of Endomechanical products was primarily driven by continued demand for our laparoscopic instruments in the United States and Europe. Energy devices net sales for the first six months of fiscal 2008 increased $77 million, or 25.5%, of which currency exchange rate fluctuations had a favorable impact of $21 million. The remaining increase in Energy devices net sales was primarily due to higher sales volume of vessel sealing products worldwide and higher sales of capital equipment.

Operating income for the first six months of fiscal 2008 decreased $5 million, to $856 million, compared with the first six months of fiscal 2007. Our operating margin was 26.3% for the six months ended March 28, 2008, compared with 29.6% for the six months ended March 30, 2007. The decrease in our operating income and margin was primarily attributable to higher selling and marketing expenses of $125 million, resulting principally from our growth initiatives and sales force investment, and an increase in restructuring and asset impairment charges of $46 million. These decreases were partially offset by increased gross profit on the favorable sales performance discussed above.

Imaging Solutions

Net sales for the second quarter of fiscal 2008 increased $45 million, or 17.4%, to $304 million, compared with the second quarter of fiscal 2007. Contrast products net sales increased $23 million, resulting primarily from non-U.S. sales volume, partially offset by pricing pressure in the United States. In addition, Radiopharmaceutical net sales increased $22 million, primarily due to higher sales volume of technetium generators which were under voluntary recall during the second quarter of the prior year. Favorable currency exchange rate fluctuations contributed $14 million to the increase in net sales for the segment.

Operating income of $33 million for the second quarter of fiscal 2008 was relatively level with operating income for the second quarter of fiscal 2007. Our operating margin was 10.9% for the quarter ended March 28, 2008, compared with 12.4% for the quarter ended March 30, 2007. Increased gross profit on the favorable sales performance discussed above was offset primarily by higher selling and marketing expenses and restructuring charges.

Net sales for the first six months of fiscal 2008 increased $80 million, or 15.5%, to $595 million, compared with $515 million for the first six months of fiscal 2007. Contrast products net sales increased $41 million, resulting primarily from non-U.S. sales volume, partially offset by pricing pressure in the United States. In addition, Radiopharmaceutical net sales increased $39 million, primarily due to higher sales volume of technetium generators which were under voluntary recall during the second quarter of the prior year. Favorable currency exchange rate fluctuations contributed $23 million to the increase in net sales for the segment.

Operating income for the first six months of fiscal 2008 decreased $28 million to $43 million, compared with the first six months of fiscal 2007. Our operating margin was 7.2% for the six months ended March 28, 2008, compared with 13.8% for the six months ended March 30, 2007. The decrease in operating income and margin was primarily due to an increase in legal costs of $26 million, the majority of which related to a $17 million legal settlement and higher selling and marketing expenses. These were partially offset by increased gross profit on the favorable sales performance discussed above.

Pharmaceutical Products

Net sales of $239 million for the second quarter of fiscal 2008 were level with net sales for the second quarter of fiscal 2007. Net sales increased $4 million in Active Pharmaceutical Ingredients primarily due to higher sales of peptide products. This increase was offset by a $4 million decrease in Dosage Pharmaceuticals resulting from lower sales of generic pharmaceuticals partially offset by higher sales of branded pharmaceuticals.

Operating income for the second quarter of fiscal 2008 decreased $16 million to $59 million, compared with the second quarter of fiscal 2007. Our operating margin was 24.7% for the quarter ended March 28, 2008, compared with 31.4% for the quarter ended March 30, 2007. The decrease in operating income and margin was primarily due to unfavorable sales mix.

Net sales for the first six months of fiscal 2008 decreased $4 million to $460 million, compared with the first six months of fiscal 2007. Net sales decreased $7 million in Active Pharmaceutical Ingredients due to lower sales of narcotic products partially offset by higher sales of peptide products. The decrease in Active Pharmaceutical Ingredients was partially offset by a $3 million increase in Dosage Pharmaceuticals, resulting from higher sales of branded pharmaceuticals partially offset by lower sales of generic pharmaceuticals.

Operating income for the first six months of fiscal 2008 decreased $20 million to $133 million, compared with the first six months of fiscal 2007. Our operating margin was 28.9% for the six months ended March 28, 2008, compared with 33.0% for the six months ended March 30, 2007. The decrease in operating income and margin was primarily due to unfavorable sales mix, and to a lesser extent, increased research and development expenses and higher selling expenses.

Medical Supplies

Net sales of $220 million for the second quarter of fiscal 2008 decreased slightly compared with the second quarter of fiscal 2007. This decrease was primarily due to lower sales volume of Original Equipment Manufacturer products, particularly syringes and needles and lower sales volume of Medical Surgical products.

Operating income of $33 million for the second quarter of fiscal 2008 was slightly lower than the second quarter of fiscal 2007. Our operating margin was 15.0% for the quarter ended March 28, 2008, compared with 16.2% for the quarter ended March 30, 2007. The decrease in operating income was primarily due to higher raw materials costs.

Net sales for the first six months of fiscal 2008 decreased $6 million to $437 million, compared with the first six months of fiscal 2007. This decrease was primarily due to lower sales volume of Original Equipment Manufacturer products, particularly syringes and needles and lower sales volume of Medical Surgical products.

Operating income of $68 million for the first six months of fiscal 2008 was slightly lower than the $72 million for the first six months of fiscal 2007. Our operating margin was 15.6% for the six months ended March 28, 2008, compared with 16.3% for the six months ended March 30, 2007. The decrease in operating income was primarily due to higher raw materials costs and the decrease in sales discussed above.

Corporate

Corporate expense increased $41 million to $140 million during the second quarter of fiscal 2008, compared with the second quarter of fiscal 2007 and increased $43 million to $240 million during the first six months of fiscal 2008, compared with the first six months of fiscal 2007. These increases were primarily due to the $31 million shareholder litigation charge for our portion of Tyco International’s settlement with the State of New Jersey.

Non-Operating Items

Interest Expense and Interest Income

During the second quarters of fiscal 2008 and 2007, interest expense was $56 million and $39 million, respectively, and interest income was $8 million and $10 million, respectively. Interest expense and interest income for the second quarter of fiscal 2007 included amounts allocated by Tyco International of $36 million and $9 million, respectively. During the first six months of fiscal 2008 and 2007, interest expense was $116 million and $79 million, respectively, and interest income was $20 million and $19 million, respectively. Interest expense and interest income for the first six months of fiscal 2007 included amounts allocated by Tyco International of $71 million and $13 million, respectively. Net interest expense for the quarter and six months ended March 30, 2007 was proportionately allocated to us by Tyco International based on our historical funding requirements using historical data. Interest expense was calculated using Tyco International’s historical weighted-average interest rate on its debt, including the impact of interest rate swap agreements. Management believes the allocation basis for net interest expense is reasonable based on our historical financing needs. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company at that time. The increases in interest expense for the second quarter and first six months of fiscal 2008, compared with the same prior year periods, resulted from increases in our average debt balances.

Other Income, net

Other income, net of $3 million for the second quarter of fiscal 2008 includes other income of $5 million related to an increase to our receivable from Tyco International and Tyco Electronics, in accordance with the Tax Sharing Agreement discussed in Note 13 to our Consolidated and Combined Financial Statements. This income reflects 58% of interest and other income tax payable amounts recorded during the quarter ended March 28, 2008 which will be covered under the Tax Sharing Agreement. In addition to the other income discussed above, other income of $183 million for the six months ended March 28, 2008 includes $180 million ($0.36 for both basic and diluted earnings per share) which primarily reflects 58% of the $306 million impact of adopting FIN 48 during the first quarter of fiscal 2008, for which there was also a corresponding increase to our receivable from Tyco International and Tyco Electronics. See “Recently Adopted Accounting Pronouncements” for further information regarding our adoption of FIN 48.

Income Taxes

Income tax expense was $111 million and $84 million on income from continuing operations before income taxes of $360 million and $461 million for the quarters ended March 28, 2008 and March 30, 2007, respectively. This resulted in effective tax rates of 30.8% and 18.2% for the second quarters of fiscal 2008 and 2007, respectively. The increase in the effective tax rate for the second quarter of fiscal 2008, compared with the second quarter of fiscal 2007, was primarily due to a release in deferred tax valuation allowances in fiscal 2007 related to changes in a non-U.S. tax law and the expected impact on our fiscal 2008 annual tax rate of the expiration of the U.S. research and development tax credit as of December 31, 2007.

Income tax expense was $253 million and $197 million on income from continuing operations before income taxes of $947 million and $906 million for the first six months of fiscal 2008 and 2007, respectively. This resulted in effective tax rates of 26.7% and 21.7% for the first six months of fiscal 2008 and 2007, respectively. The increase in the effective tax rate for the six months ended March 28, 2008, compared with the six months ended March 30, 2007, was primarily due to a release in deferred tax valuation allowances in fiscal 2007 related to changes in a non-U.S. tax law, increased interest costs incurred in connection with the adoption of FIN 48 discussed in Note 1 and Note 13 to our Consolidated and Combined Financial Statements and the expected impact on our fiscal 2008 annual tax rate of the expiration of the U.S. research and development tax credit as of December 31, 2007. This was partially offset by the non-taxable amounts recorded in “Other income, net” under the Tax Sharing Agreement as discussed above.

Liquidity and Capital Resources

Factors driving our liquidity position include cash flows generated from operating activities, capital expenditures and investments in businesses and technologies. Historically, we have generated positive cash flow from operations. However, our cash flow from operations was negative for the six months ended March 28, 2008 as the class action settlement was finalized. The finalization of the class action settlement did not affect our cash balance, however, as the funds had previously been set aside in an escrow account during fiscal 2007. Through the first quarter of fiscal 2007, as part of Tyco International, our cash was swept regularly by Tyco International at its discretion. Tyco International also funded our operating and investing activities as needed. Transfers of cash both to and from Tyco International’s cash management system have been reflected as “Net transfers to Tyco International Ltd.” in our Combined Statement of Cash Flow for the six months ended March 30, 2007.

Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to the capital markets. We anticipate that our cash and other sources of liquidity will be sufficient to fund operations for the foreseeable future.

Six Months Ended March 28, 2008 Cash Flow Activity

The net cash used in continuing operating activities of $451 million was primarily attributable to the finalization of Tyco International’s class action settlement of $1,257 million, partially offset by net income, as adjusted for depreciation and amortization, the change in related party receivable on our Tax Sharing Agreement discussed in “Other Income, net” and deferred income taxes.

The net cash provided by continuing investing activities of $1,005 million was primarily due to the release of our interest in Tyco International’s class action settlement fund of $1,257 million, partially offset by capital expenditures of $154 million and acquisition activity of $86 million.

The net cash used in continuing financing activities of $588 million was primarily the result of the repayment of debt of $3,593 million, primarily associated with borrowings under our bridge loan facility and dividend payments of $159 million. These payments were largely offset by the issuance of debt of $3,102 million, discussed in “Capitalization” below.

Six Months Ended March 30, 2007 Cash Flow Activity

The net cash provided by continuing operating activities of $1,021 million was primarily attributable to net income in the first six months of fiscal 2007, as adjusted for depreciation and amortization and deferred income taxes. This source of cash was partially offset by a net change in working capital of $23 million.

The net cash used in continuing investing activities of $212 million was primarily due to capital expenditures of $147 million and the acquisition of the remainder of Airox for $47 million.

The net cash used in continuing financing activities of $702 million was primarily the result of net transfers to Tyco International of $811 million.

Capitalization

Shareholders’ equity was $7.4 billion, or $14.90 per share, at March 28, 2008, compared with $6.7 billion, or $13.55 per share, at September 28, 2007. This increase was primarily due to net income of $683 million and favorable changes in foreign currency exchange rates of $368 million, partially offset by a decrease of $306 million resulting from the adoption of FIN 48 as discussed in “Recently Adopted Accounting Pronouncements” and dividend payments of $159 million.

At March 28, 2008, total debt was $3.620 billion, compared with total debt at September 28, 2007 of $4.088 billion. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 33% at March 28, 2008, compared with 38% at September 28, 2007. In October 2007, we completed a private placement of $2.750 billion aggregate principal amount of fixed rate senior notes, consisting of the following: $250 million of 5.2% notes due 2010; $500 million of 5.5% notes due 2012; $1.150 billion of 6.0% notes due 2017; and $850 million of 6.6% notes due 2037. We used the net proceeds of $2.727 billion to repay a portion of the borrowings under our unsecured bridge loan facility. During the six months ended March 28, 2008, we repaid the remaining amount outstanding under the unsecured bridge loan facility.

In February 2008, we initiated a $1.5 billion commercial paper program. The notes are fully and unconditionally guaranteed by Covidien Ltd. Proceeds from the sale of the notes are used for working capital and other corporate purposes. We are required to maintain an available unused balance under our $1.5 billion revolving credit facility sufficient to support amounts outstanding under the commercial paper program.

During the second quarter of fiscal 2008, we repaid $150 million of the outstanding borrowings under our revolving credit facility, leaving $926 million of available capacity under the facility as of March 28, 2008. In April 2008, we repaid an additional $400 million of the outstanding borrowings under the facility.

Our revolving credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Dividends

Dividend payments were $159 million during the first six months of fiscal 2008. On January 15, 2008, the Board of Directors declared a quarterly cash dividend of $0.16 per share to shareholders of record at the close of business on January 25, 2008. This dividend, totaling $80 million, was paid on February 11, 2008. On March 18, 2008, the Board of Directors declared a quarterly cash dividend of $0.16 per share to shareholders of record at the close of business on March 31, 2008. This dividend, totaling $80 million, was paid on May 5, 2008.

Commitments and Contingencies

Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Consolidated and Combined Financial Statements for the fiscal year ended September 28, 2007 filed as Exhibit 99.3 to our Current Report on Form 8-K on April 15, 2008. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect these proceedings to have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Note 14 to our Consolidated and Combined Financial Statements and Part II, Item 1- Legal Proceedings provide further information regarding our legal proceedings.

Income Taxes

The IRS has commenced an examination of the Company’s 2001 through 2004 U.S. federal income tax returns. Accordingly, the 1997 through 2007 tax years remain open for examination. In addition, our non-U.S. income tax returns are generally open for examination from the tax year 2001 forward. In the opinion of management, we have made adequate tax provisions for all years subject to examination. However, the ultimate resolution of these matters is uncertain and could have an adverse impact on our results of operations, financial condition or cash flows. Note 13 to our Consolidated and Combined Financial Statements provides further information regarding our income taxes.

Off-Balance Sheet Arrangements

Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities; we assumed and are responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon our separation from Tyco International using appraisals in accordance with Financial Interpretation Number (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Accordingly, liabilities amounting to $760 million relating to these guarantees were included in our Consolidated Balance Sheet as of September 28, 2007. To the extent such recorded liabilities change, the increase or decrease will be reflected in other expense or income in our Consolidated Statements of Income. No changes have occurred to date.

Critical Accounting Policies and Estimates

The preparation of our Consolidated and Combined Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

We believe that our accounting policies for revenue recognition, inventories, property, plant and equipment, intangible assets, business combinations, goodwill, contingencies, pension and postretirement benefits, guarantees and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the quarter ended March 28, 2008, there were no significant changes, to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Consolidated and Combined Financial Statements for the fiscal year ended September 28, 2007 filed as Exhibit 99.3 to our Current Report on Form 8-K on April 15, 2008.

Recently Adopted Accounting Pronouncement

On September 29, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adoption was a $306 million reduction in retained earnings, an increase of $193 million in deferred tax assets, primarily due to interest and state specific items, and an increase of $589 million and $90 million in income taxes payable and receivable, respectively. At September 29, 2007, the total amount of unrecognized tax benefits was $1,219 million, including interest and penalties, of which $1,200 million would impact the effective tax rate, if recognized. Interest and penalties associated with uncertain tax positions are recognized as components of “Income taxes” in our Consolidated and Combined Statements of Income. The total amount of accrued interest and penalties related to uncertain tax positions at September 29, 2007 was $232 million. The total amount of accrued interest and penalties related to uncertain tax positions at March 28, 2008 was $256 million.

As of March 28, 2008, we do not expect any U.S. federal unrecognized tax benefits to change significantly within the next 12 months. In addition, we do not expect to reach a resolution on any significant non-U.S. audits within the next 12 months. Therefore, the total amount of state or non-U.S. unrecognized tax benefits as of March 28, 2008, are not expected to change significantly within the next 12 months.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The enhanced disclosures set forth in SFAS No. 161 are effective for us in fiscal 2010.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. In addition, under SFAS No. 158 additional financial statement disclosures are required. We adopted the recognition and disclosure provisions of SFAS No. 158 at the end of fiscal 2007. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end within two fiscal years after the initial adoption of the accounting standard. Currently, we use a measurement date of August 31st, however, we will transition to a measurement date that coincides with our fiscal year end no later than fiscal 2009. We are currently assessing the impact that the measurement date provision will have on our results of operations, financial condition or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for us in fiscal 2010, except with respect to non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal 2009. We are currently assessing the impact SFAS No. 157 will have on our results of operations, financial condition and cash flows.

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

The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk associated with changes in interest rates and currency exchange rates. In order to manage the volatility to our more significant market risks, we enter into derivative financial instruments such as forward currency exchange contracts.

Foreign currency risk arises from our investments in affiliates and subsidiaries owned and operated in foreign countries. Such risk is also a result of transactions with customers in countries outside the United States. We use forward currency exchange contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions denominated in certain foreign currencies. Based on a sensitivity analysis of our existing forward contracts outstanding at March 28, 2008, a 10% appreciation of the U.S. dollar from the March 28, 2008 market rates would decrease the unrealized value of our forward contracts on our balance sheet by $110 million, while a 10% depreciation of the U.S. dollar would increase the unrealized value of forward contracts on our balance sheet by $134 million. However, such gains or losses on these contracts would be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Interest rate risk primarily results from variable rate debt obligations. At March 28, 2008, our variable rate debt instruments as a percentage of total debt instruments was 21%. Based on a sensitivity analysis of the variable rate financial obligations in our debt portfolio as of March 28, 2008, it is estimated that a 25 basis point interest annual rate movement in the average market interest rates (either higher or lower) in fiscal 2008 would either decrease or increase annual interest expense by $2 million. Over time, we may seek to adjust the percentage of variable rate financial obligations in our debt portfolio through the use of swaps or other financial instruments.

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

Internal Control Over Financial Reporting

As discussed in our Annual Consolidated and Combined Financial Statements for the fiscal year ended September 28, 2007 filed as Exhibit 99.3 to our Current Report on Form 8-K on April 15, 2008, we identified a material weakness in our internal control over financial reporting relating to accounting for income taxes. This weakness stemmed from our reliance on the processes used by Tyco International to prepare our carve-out accounts for income taxes and also the fact that we did not have our own tax department and had not designed controls or implemented processes to review and analyze the tax information prepared and provided by Tyco International, including the determination of income tax provisions, income taxes payable and receivable and deferred income tax balance. We are continuing to build our tax accounting resources and implement reconciliations and review processes in response to this weakness. We are also addressing weaknesses relating to our reconciliation process for determining the tax bases of assets and liabilities used in the computation of deferred income taxes, including the impact of amended returns on such tax bases. We continue to develop and implement new control processes and procedures to address these weaknesses and also to ensure that we become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 as required.

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

Our material weakness in controls over accounting for income taxes will not be considered remediated until new internal controls are operational for a period of time and are tested, and management and our independent registered public accounting firm conclude that these controls are operating effectively. Due to the nature of and time necessary to effectively remediate the weaknesses identified to date, we have concluded that a material weakness in our internal control over financial reporting for accounting for income taxes continues to exist as of March 28, 2008.

During the quarter ended March 28, 2008, there were no changes in our internal control over financial reporting that materially affected, or are likely to materially affect, our internal control over financial reporting, aside from the remediation efforts described above.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Covidien Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended September 28, 2007 and in our Annual Consolidated and Combined Financial Statements for the fiscal year ended September 28, 2007 filed as Exhibit 99.3 to our Current Report on Form 8-K on April 15, 2008. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect these proceedings to have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on the Company’s results of operations or cash flows for a future period. To the extent not previously reported in our Quarterly Report on Form 10-Q for the quarter ended December 28, 2007, material developments related to previously disclosed legal proceedings are described below.

Patent Litigation

Applied Medical Resources Corp. v. United States Surgical is a patent infringement action that was filed in the United States District Court for the Central District of California on July 31, 2003. U.S. Surgical is one of our subsidiaries. The complaint alleges that U.S. Surgical’s Versaseal Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical’s motion for summary judgment of non-infringement. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanded the case for further proceedings. On January 9, 2007, the district court entered an order that denied both parties’ motions for summary judgment on the grounds that material facts remain in dispute. On February 20, 2008, following a five-week trial, a jury returned a verdict finding that U.S. Surgical’s product does not infringe Applied Medical’s ‘553 patent. On April 29, 2008, the district court denied Applied Medical’s post-trial motion seeking judgment as a matter of law or, alternatively, a new trial.

Applied Medical Resources Corporation v. Tyco Healthcare Group LP and United States Surgical Corporation is the caption for three separate patent infringement complaints filed in the United States District Court for the Eastern District of Texas, Lufkin Division on October 5, 2006. The complaints allege that our “Step” series of trocar products, as well as certain of our “VersaPort” series of trocar products, infringe Applied Medical’s U.S. Patent No. 5,385,553, No. 5,584,850 and No. 5,782,812. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. On August 13, 2007, in accordance with a stipulation between the parties, the court dismissed with prejudice Applied Medical’s infringement claims against us with respect to Applied Medical’s ‘553 and ‘812 patents. On April 30, 2008, in accordance with a stipulation between the parties, the court dismissed with prejudice Applied Medical’s infringement claims against us with respect to Applied Medical’s ‘850 patent. As a result, all infringement claims against us have been dismissed and the case is concluded.

Becton Dickinson and Company v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the District of Delaware on December 23, 2002. The complaint alleges that our Monoject Magellan safety needle and safety blood collector products infringe Becton Dickinson’s U.S. Patent No. 5,348,544. Following trial, on October 26, 2004, the jury returned a verdict finding that we willfully infringed Becton Dickinson’s patent and awarded Becton Dickinson $4 million in lost profits damages and reasonable royalty damages. In post-trial proceedings, we filed motions for judgment as a matter of law, or, alternatively, for a new trial. Becton Dickinson filed a post-trial motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a motion for a permanent injunction. On March 31, 2006, the trial court issued a Memorandum and Order on the parties’ post-trial motions denying our motion for judgment as a matter of law; granting our motion for a new trial on the issue of infringement; and denying Becton Dickinson’s motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a permanent injunction. On November 30, 2007, a jury returned a verdict finding that we infringed Becton Dickinson’s patent. Before submitting the case to the jury, the district court granted judgment as a matter of law in our favor finding that we did not willfully infringe Becton Dickinson’s patent. The district court will determine the amount of damages to be awarded following an exchange of sales and other information by the parties. We have filed post-trial motions in the district court for judgment as a matter of law or, in the alternative, for a new trial. Becton Dickinson has filed a motion for permanent injunction. We have assessed the status of this matter and have concluded that it is more likely than not that the infringement finding will be overturned, and, further, we intend to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in our Consolidated and Combined Financial Statements with respect to any damage award.

Antitrust Litigation

Beginning on August 29, 2005 with Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, L.P., and Mallinckrodt Inc., 12 consumer class actions have been filed in the United States District Court for the Central District of California. In all of the complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by us in violation of the federal antitrust laws. The 12 complaints were subsequently consolidated into a single proceeding styled In re: Pulse Oximetry Antitrust litigation. By stipulation among the parties, five putative class representatives dismissed their claims against us, leaving seven remaining putative class representatives as plaintiffs in the consolidated proceeding. On December 21, 2007, the district court denied the plaintiffs’ motion for class certification. On March 14, 2008, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ request for leave to appeal the district court’s denial of their motion for class certification. At this time, it is not possible to estimate the amount of loss or probable loss, if any, that might result from an adverse resolution of these matters. We intend to vigorously defend the actions. The parties are in the discovery stage. Trial is scheduled to begin on September 2, 2008. The seven outstanding complaints which are a part of the consolidated actions are Allied Orthopedic (noted above), Natchitoches Parish Hospital Service District v. Tyco International Ltd. filed on August 29, 2005, Brooks Memorial Hospital et al. v. Tyco Healthcare Group LP filed on October 18, 2005, North Bay Hospital, Inc. v. Tyco Healthcare Group, et al. filed on November 15, 2005, Abington Memorial Hospital v. Tyco Int’l Ltd.; Tyco Int’l (US) Inc.; Mallinckrodt Inc.; Tyco Healthcare Group LP filed on November 22, 2005, South Jersey Hospital, Inc. v. Tyco International, Ltd., et al., filed on January 24, 2006, and Deborah Heart and Lung Center v. Tyco International, Ltd., et al., filed on January 27, 2006.

Rochester Medical Corporation, Inc. v. C.R. Bard, Inc., et al. is a complaint filed against us, another manufacturer and two group purchasing organizations in the United States District Court for the Eastern District of Texas on March 15, 2004. The complaint alleges that we and the other defendants conspired or acted to exclude Rochester Medical from markets for urological products in violation of federal and state antitrust laws. Rochester Medical also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. Rochester Medical seeks injunctive relief and damages. Any damages awarded under the federal antitrust laws will be subject to statutory trebling. Rochester Medical has reported that it has settled its claims against defendants C.R. Bard, Inc. and Premier, Inc./Premier Purchasing Partners, L.P. and Novation, LLC/VHA, Inc. Prior to settlement with these three parties, Rochester Medical alleged a damages figure of approximately $213 million against all defendants for all claims. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. We intend to defend this action vigorously. Trial regarding claims against us is scheduled for December 1, 2008.

Tyco International Legal Proceedings

Securities Class Actions-Most of the 40 plus purported securities class action lawsuits in which Tyco International and certain of its former directors and officers were named as defendants have been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. On January 28, 2003, a consolidated securities class action complaint was filed in these proceedings. On January 7, 2005, Tyco International answered the plaintiffs’ consolidated complaint. On June 12, 2006, the court entered an order certifying a class “consisting of all persons and entities who purchased or otherwise acquired Tyco International securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest.” On December 19, 2007, the United States District Court for the District of New Hampshire entered a final order approving the settlement of 32 purported securities class action lawsuits. Under the terms of the settlement, the plaintiffs agreed to release all claims against Tyco International, the other settling defendants and ten other individuals in consideration for the payment to the certified class of $2.975 billion plus accrued interest. On February 21, 2008, the time for appealing the final court order approving the class action settlement expired and the settlement became final.

New Jersey v. Tyco International Ltd.-As previously reported in our periodic filings, on November 27, 2002, the State of New Jersey, on behalf of several state pension funds, filed a complaint, New Jersey v. Tyco International Ltd., et al., in the United States District Court for the District of New Jersey against Tyco International, Tyco International’s former auditors and certain of Tyco International’s former officers and directors. This is one of the lawsuits not covered by the securities class action settlement discussed above. The claim alleges that the defendants had, among other things, violated federal and state securities and other laws through the unauthorized and improper actions of prior management. On April 29, 2008, Tyco International signed a definitive agreement with the State of New Jersey, on behalf of several of the State’s pension funds, to settle the action. The agreement with the State of New Jersey calls for Tyco International to make a payment of $73 million to the plaintiff in exchange for the plaintiff’s agreement to dismiss the case against Tyco International and certain of its former directors and a former employee. During the second quarter of fiscal 2008, we recorded a charge of $31 million for our portion of the settlement in accordance with the sharing percentages included in the Separation and Distribution Agreement. We, Tyco International and Tyco Electronics are jointly and severally liable for the full amount of the settlement. Payment of the settlement amount is to be made on or before June 2, 2008. Upon the full execution of the definitive agreement by each of the other defendants party thereto, the parties shall file the agreed upon order of dismissal with the court, the entry of which will dismiss the litigation with prejudice. We expect that Tyco International will pay the full amount of the settlement to the State and that we will concurrently submit payment to Tyco International.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
12/29/07 – 1/25/08	27,883	$42.29	—	—
1/26/08 – 2/29/08	—	—	—	—
3/1/08 – 3/28/08	26,508	$41.55	—	—

The Company acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and in connection with the cashless exercise of options.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual General Meeting of Shareholders on March 18, 2008, the shareholders elected all of the Company’s nominees for director and appointed Deloitte & Touche LLP to serve as the Company’s independent auditors for the fiscal year ending September 26, 2008, with the Audit Committee authorized to set the auditors’ remuneration. Shares were voted on these two proposals as follows:

Proposal 1. To elect eleven (11) directors to hold office until the Company’s next Annual General Meeting of Shareholders:

Nominees	For	Against	Abstain
Craig Arnold	418,549,706	22,993,788	4,177,913
Robert H. Brust	418,350,141	23,192,662	4,178,604
John M. Connors, Jr.	317,060,266	124,463,421	4,197,720
Christopher J. Coughlin	420,201,161	21,338,798	4,181,448
Timothy H. Donahue	420,042,364	21,510,616	4,168,427
Kathy J. Herbert	420,238,793	21,303,349	4,179,265
Randall J. Hogan, III	418,475,122	23,094,709	4,151,576
Richard J. Meelia	420,279,744	21,259,856	4,181,807
Dennis H. Reilley	420,118,583	21,426,542	4,176,282
Tadataka Yamada	420,339,494	21,195,711	4,186,202
Joseph A. Zaccagnino	420,245,059	21,296,629	4,179,719

No broker non-votes were recorded on this proposal.

Proposal 2. Appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending September 26, 2008 and authorization of the Audit Committee to set the auditors’ remuneration:

For	Against	Abstain
441,208,801	424,379	4,088,227

No broker non-votes were recorded on this proposal.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit
10.1	Covidien Ltd. Employee Stock Purchase Plan, as amended (filed herewith.)

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith.)

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith.)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith.)

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

Date: May 9, 2008