Form 10-Q
period 2008-06-27
Covidien Ltd.
filed 2008-08-08
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of August 1, 2008 was 501,807,040.

COVIDIEN LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

Quarters and Nine Months Ended June 27, 2008 and June 29, 2007

(in millions, except per share data)

	Quarters Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales	$2,595	$2,269	$7,337	$6,597
Cost of products sold	1,202	1,085	3,434	3,166

Gross profit	1,393	1,184	3,903	3,431
Selling, general and administrative expenses	745	639	2,130	1,775
Research and development expenses	85	64	238	187
In-process research and development charges	10	30	22	38
Restructuring and related impairment charges	4	5	73	25
Class action and shareholder settlements, net of insurance recoveries	4	1,207	35	1,207

Operating income (loss)	545	(761)	1,405	199
Interest expense	48	46	164	125
Interest income	(10)	(8)	(30)	(27)
Other (income) expense, net	(13)	156	(196)	150

Income (loss) from continuing operations before income taxes	520	(955)	1,467	(49)
Income taxes	189	180	442	377

Income (loss) from continuing operations	331	(1,135)	1,025	(426)
Loss (income) from discontinued operations, net of income taxes	62	(27)	73	(50)

Net income (loss)	$269	$(1,108)	$952	$(376)

Basic earnings per share:
Income (loss) from continuing operations	$0.66	$(2.29)	$2.05	$(0.86)
Loss (income) from discontinued operations	0.12	(0.06)	0.15	(0.10)
Net income (loss)	0.54	(2.23)	1.91	(0.76)
Diluted earnings per share:
Income (loss) from continuing operations	$0.65	$(2.29)	$2.03	$(0.86)
Loss (income) from discontinued operations	0.12	(0.06)	0.14	(0.10)
Net income (loss)	0.53	(2.23)	1.89	(0.76)
Weighted-average number of shares outstanding (Note 6):
Basic	500	497	499	497
Diluted	505	497	504	497

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN LTD.

CONSOLIDATED BALANCE SHEETS

At June 27, 2008 and September 28, 2007

(in millions, except share data)

	June 27, 2008	September 28, 2007
Assets
Current Assets:
Cash and cash equivalents	$1,091	$872
Accounts receivable trade, less allowance for doubtful accounts of $55 and $44	1,757	1,546
Inventories	1,268	1,126
Interest in class action settlement fund	—	1,257
Class action settlement receivables	—	1,735
Prepaid expenses and other current assets	676	683
Assets held for sale	344	879

Total current assets	5,136	8,098
Property, plant and equipment, net	2,425	2,393
Goodwill	5,853	5,767
Intangible assets, net	1,245	1,242
Due from related parties	506	306
Other assets	871	522

Total Assets	$16,036	$18,328

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$26	$523
Accounts payable	484	444
Class action settlement liability	—	2,992
Accrued and other current liabilities	1,240	1,279
Liabilities associated with assets held for sale	110	147

Total current liabilities	1,860	5,385
Long-term debt	3,161	3,565
Guaranteed contingent tax liabilities	760	760
Income taxes payable	1,193	517
Deferred income taxes	592	576
Other liabilities	767	783

Total Liabilities	8,333	11,586
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.20 par value, 1,000,000,000 authorized; 500,957,834 and 497,530,181 outstanding	100	100
Share premium	116	16
Contributed surplus	6,048	5,983
Accumulated earnings	484	—
Accumulated other comprehensive income	955	643

Total Shareholders’ Equity	7,703	6,742

Total Liabilities and Shareholders’ Equity	$16,036	$18,328

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Nine Months Ended June 27, 2008 and June 29, 2007

(in millions)

	Nine Months Ended
	June 27, 2008	June 29, 2007
Cash Flows From Operating Activities:
Net income (loss)	$952	$(376)
Loss (income) from discontinued operations, net of income taxes	73	(50)

Income (loss) from continuing operations	1,025	(426)
Adjustments to reconcile net cash provided by continuing operating activities:
Class action settlement, net of insurance recovery	—	1,207
Change in related party receivable related to Tax Sharing Agreement	(200)	—
Loss on early extinguishment of debt	—	155
Restructuring related impairment charges	18	—
In-process research and development charges	22	38
Depreciation and amortization	293	272
Equity-based compensation expense	59	45
Deferred income taxes	3	110
Provision for losses on accounts receivable and inventory	50	35
Other non-cash items	34	(3)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(117)	(63)
Inventories	(133)	(58)
Accounts payable	27	(20)
Accrued and other liabilities	173	188
Class action settlement	(1,257)	—
Other	90	73

Net cash provided by continuing operating activities	87	1,553

Net cash provided by discontinued operating activities	61	88

Net cash provided by operating activities	148	1,641

Cash Flows From Investing Activities:
Capital expenditures	(253)	(243)
Divestitures, net of cash retained by businesses sold	272	—
Acquisitions, net of cash acquired	(157)	(117)
Decrease (increase) in restricted cash	25	(7)
Release of interest in class action settlement fund	1,257	—
Interest in class action settlement fund	—	(1,248)
Other	18	14

Net cash provided by (used in) continuing investing activities	1,162	(1,601)

Net cash (used in) provided by discontinued investing activities	(23)	21

Net cash provided by (used in) investing activities	1,139	(1,580)

Cash Flows From Financing Activities:
Repayment of external debt	(4,755)	(193)
Issuance of external debt	3,827	4,296
Allocated debt activity	—	(2,291)
Dividends paid	(239)	—
Proceeds from exercise of share options	100	—
Net transfers to Tyco International Ltd.	—	(1,423)
Transfers from discontinued operations	38	74
Other	(12)	8

Net cash (used in) provided by continuing financing activities	(1,041)	471

Net cash used in discontinued financing activities	(38)	(109)

Net cash (used in) provided by financing activities	(1,079)	362

Effect of currency rate changes on cash	11	11
Net increase in cash and cash equivalents	219	434
Cash and cash equivalents at beginning of period	872	242

Cash and cash equivalents at end of period	$1,091	$676

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

Basis of Presentation—The accompanying Consolidated and Combined Financial Statements reflect the consolidated operations of Covidien Ltd. and its subsidiaries as an independent publicly-traded company following June 29, 2007, and a combined reporting entity comprising the assets and liabilities used in managing and operating Tyco International’s healthcare businesses, including Covidien Ltd., prior to June 29, 2007. Certain general corporate overhead, debt and related net interest expense and loss on early extinguishment of debt have been allocated for periods prior to the Separation by Tyco International to the Company. Management believes such allocations are reasonable; however, they may not be indicative of the actual expenses the Company would have incurred had the Company been operating as an independent, publicly-traded company. Note 13 provides further information regarding allocated expenses.

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

Reclassifications—Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Pronouncement—On September 29, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adoption was a $306 million reduction in retained earnings, an increase of $193 million in deferred tax assets, primarily due to interest and state specific items and increases of $589 million and $90 million in income taxes payable and receivable, respectively. At September 29, 2007, the total amount of unrecognized tax benefits was $1,219 million, including interest and penalties, of which $1,200 million would impact the effective tax rate, if recognized. Interest and penalties associated with uncertain tax positions are recognized as components of “Income taxes” in the Consolidated

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Statements of Operations. The total amount of accrued interest and penalties related to uncertain tax positions was $270 million and $232 million at June 27, 2008 and September 29, 2007, respectively.

As of June 27, 2008, the Company does not expect any U.S. federal unrecognized tax benefits to change significantly within the next 12 months. In addition, the Company does not expect to reach a resolution on any significant state or non-U.S. audits within the next 12 months. Therefore, the total amount of state or non-U.S. unrecognized tax benefits as of June 27, 2008, is not expected to change significantly within the next 12 months.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158 additional financial statement disclosures are also required. The Company adopted the recognition and disclosure provisions of SFAS No. 158 at the end of fiscal 2007. In addition, under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end within two fiscal years after the initial adoption of the accounting standard. Currently, the Company uses a measurement date of August 31st; however, the Company will transition to a measurement date that coincides with its fiscal year end no later than fiscal 2009. The Company is currently assessing the impact that the measurement date provision will have on its results of operations, financial condition and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

2. Discontinued Operations

During the first quarter of fiscal 2008, the Company approved plans to sell its Specialty Chemical business within the Pharmaceutical Products segment, its Retail Products segment and its European Incontinence Products business within the Medical Supplies segment. The Company decided to sell these businesses because their products and customer bases are not aligned with the Company’s long-term strategic objectives. These businesses have all met the held for sale and discontinued operations criteria and, accordingly, are included in discontinued operations for all periods presented.

During fiscal 2008, the Company entered into a definitive sale agreement to divest its Retail Products segment for gross cash proceeds of $330 million, subject to working capital adjustments. During the third quarter of fiscal 2008, the Company received gross cash proceeds of $319 million upon completion of the sale. Deal costs and other adjustments resulted in net cash proceeds of $313 million, which was used to repay a portion of the Company’s outstanding borrowings under its revolving credit facility. During the first nine months of fiscal 2008, the Company recorded a $104 million pre-tax loss on sale from discontinued operations related to the Retail Products segment, which included charges totaling $75 million recorded during the first six months of fiscal 2008, to write down the business to its fair value less cost to sell. The loss on sale is expected to be adjusted in future reporting periods by $12 million in contingent payments due to Covidien, $4 million of which was received in July 2008. In addition, the Company expects to receive proceeds from the sale of a remaining Retail Products facility, which is included in assets held for sale. However, the additional proceeds will be offset by incremental costs associated with selling the facility.

During the third quarter of fiscal 2008, the Company also disposed of its European Incontinence business. As a condition of the sale, the Company was required to contribute cash of $41 million into the business prior to the closing of the transaction. During the first nine months of fiscal 2008, the Company recorded a $74 million pre-tax loss on sale from discontinued operations related to the European Incontinence business, which includes charges totaling $23 million recorded during the first six months of fiscal 2008, to write down the business to its fair value less costs to sell. Fair values used for both the Retail Products segment and the European Incontinence business impairment assessments were based on the respective sale agreements.

Net sales, income from operations and loss on disposition for discontinued operations are as follows (dollars in millions):

	Quarters Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales	$161	$310	$752	$972

(Income) from operations, net of income tax (benefit) provision of $(6), $4, $36 and $29	$(20)	$(28)	$(39)	$(55)
Loss on disposition, net of income tax (benefit) provision of $2, $1, $(66) and $(1)	82	1	112	5

Loss (income) from discontinued operations, net of income taxes	$62	$(27)	$73	$(50)

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Balance sheet information for discontinued operations classified as held for sale is as follows (dollars in millions):

	June 27, 2008	September 28, 2007
Accounts receivable, net	$57	$118
Inventories	67	183
Prepaid expenses and other current assets	16	34
Property, plant and equipment, net	115	300
Goodwill	25	165
Other intangibles, net	55	58
Other non-current assets	9	21

Assets held for sale	$344	$879

Accounts payable	$32	$84
Accrued and other current liabilities	22	45
Other liabilities	56	18

Liabilities associated with assets held for sale	$110	$147

The disclosures which follow include activity or balances associated with amounts classified as continuing operations.

3. Acquisitions

During the nine months ended June 27, 2008, the Company’s Medical Devices segment acquired Tissue Science Laboratories plc (“TSL”) for $74 million. TSL is a medical device company dedicated to the research, development and commercialization of tissue implant products for surgical and wound care therapies. The acquisition of TSL provides the Company with a leading tissue repair technology and accelerates its entry into the biologic hernia repair market. TSL’s Permacol(R) product complements Covidien’s current soft tissue product offerings and allows the Company to offer a full line of differentiated hernia repair products.

In addition, the Company completed two small acquisitions during the quarter ended June 27, 2008 and recorded in-process research and development (“IPR&D”) charges totaling $10 million.

In November 2007, the Company’s Medical Devices segment acquired Scandius Biomedical, Inc. (“Scandius”), a developer of medical devices for sports-related surgeries, for $27 million. The acquisition of Scandius enables the Company to offer customers innovative soft tissue repair devices for common sports injuries. The Company recorded an IPR&D charge of $12 million in connection with this acquisition.

In April 2007, the Company’s Medical Devices segment acquired intellectual property from Sorbx, LLC (“Sorbx”), a developer of an absorbable tack technology used in hernia repair procedures, for $30 million. The acquisition of the intellectual property from Sorbx allows the Company to expand its surgical devices portfolio, while leveraging its global distribution capabilities. The Company recorded an IPR&D charge of $30 million in connection with the acquisition of intellectual property from Sorbx. This charge related to the development of second-generation technology that had not yet obtained regulatory approval. As of the acquisition date, the IPR&D was not considered to be technologically feasible or to have any alternative future use.

In September 2006, the Company’s Medical Devices segment acquired over 50% ownership of Airox S.A. (“Airox”) for $59 million, net of cash acquired of $4 million. During the first quarter of fiscal 2007, the

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Company’s Medical Devices segment acquired the remaining outstanding shares of Airox in a mandatory tender offer for approximately $47 million. During the first quarter of fiscal 2007, the Company recorded an $8 million IPR&D charge in connection with this acquisition.

The acquisitions above did not have a material effect on the Company’s results of operations, financial condition or cash flows. Accordingly, pro forma information for periods prior to the acquisitions has not been presented.

4. Restructuring and Related Impairment Charges

In fiscal 2007, the Company launched a restructuring program, primarily in its Medical Devices segment. This program includes exiting unprofitable product lines in low-growth and declining-growth markets, reducing excess machine capacity, moving production to lower cost alternatives through plant consolidations and outsourcing initiatives, and relocating certain functions. The Company expects to incur charges of $150 million under this program, most of which are expected to occur by the end of calendar year 2008.

During the nine months ended June 27, 2008, the Company recorded charges of $73 million comprised of restructuring charges of $55 million and related impairment charges of $18 million. The restructuring charges primarily relate to reductions in workforce within the Medical Devices segment. The impairment charges primarily relates to the write-down of specific long-lived assets of a manufacturing facility within the Medical Devices segment, which will be closed as a result of cost savings initiatives.

During the nine months ended June 29, 2007, the Company recorded restructuring charges of $25 million, primarily related to severance costs resulting from workforce reductions within the Medical Devices segment.

At September 28, 2007, restructuring liabilities of $28 million were included in the Consolidated Balance Sheet. The Company utilized $19 million during the nine months ended June 27, 2008, the majority of which related to employee termination benefits. At June 27, 2008, $64 million of restructuring liabilities were included in the Consolidated Balance Sheet, of which $48 million is included in “Accrued and other current liabilities” and $16 million is included in “Other liabilities.”

5. Income Taxes

Income tax expense was $189 million and $180 million on income from continuing operations before income taxes of $520 million and on loss from continuing operations before income taxes of $955 million for the quarters ended June 27, 2008 and June 29, 2007, respectively. This resulted in effective tax rates of 36.3% and (18.8%) for the third quarters of fiscal 2008 and 2007, respectively. The decrease in the effective tax rate for the third quarter of fiscal 2008, compared with the third quarter of fiscal 2007, was primarily due to charges incurred in the prior year period related to the net class action settlement and allocated loss on early extinguishment of debt, for which no tax benefit was realized. The decrease in the effective tax rate was partially offset by increased interest costs incurred in connection with the adoption of FIN 48 discussed in Notes 1 and 13, adjustments to income tax liabilities pre-dating the separation and the expected impact on the Company’s fiscal 2008 annual tax rate of the expiration of the U.S. research and development tax credit as of December 31, 2007.

Income tax expense was $442 million and $377 million on income from continuing operations before income taxes of $1,467 million and on loss from continuing operations before income taxes of $49 million for the first nine months of fiscal 2008 and 2007, respectively. This resulted in effective tax rates of 30.1% and (769.4%) for the first nine months of fiscal 2008 and 2007, respectively. The decrease in the effective tax rate for the nine months ended June 27, 2008, compared with the nine months ended June 29, 2007, was primarily due to

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

charges incurred in the prior year period related to the net class action settlement and allocated loss on early extinguishment of debt, for which no tax benefit was realized. In addition, the rate was adversely impacted by the non-taxable amounts recorded in “Other (income) expense, net” under the Tax Sharing Agreement as discussed in Note 13. These decreases in the effective tax rate were partially offset by a release in deferred tax valuation allowances in fiscal 2007 related to changes in a non-U.S. tax law and increased interest costs incurred in connection with the adoption of FIN 48 discussed in Notes 1 and 13. Adjustments to income tax liabilities pre-dating the separation and the expected impact on the Company’s fiscal 2008 annual tax rate of the expiration of the U.S. research and development tax credit as of December 31, 2007 also contributed to the decrease in the effective tax rate.

6. Earnings per Share

The reconciliations between basic and diluted earnings per share are as follows (in millions, except per share data):

	Quarters Ended
	June 27, 2008			June 29, 2007
	Income	Shares	Per Share Amount	Loss	Shares(1)	Per Share Amount
Basic earnings per common share:
Income (loss) from continuing operations	$331	500	$0.66	$(1,135)	497	$(2.29)
Diluted earnings per common share:
Share options and restricted shares	—	5		—	—

Income (loss) from continuing operations giving effect to dilutive adjustments	$331	505	$0.65	$(1,135)	497	$(2.29)

	Nine Months Ended
	June 27, 2008			June 29, 2007
	Income	Shares	Per Share Amount	Loss	Shares(1)	Per Share Amount
Basic earnings per common share:
Income (loss) from continuing operations	$1,025	499	$2.05	$(426)	497	$(0.86)
Diluted earnings per common share:
Share options and restricted shares	—	5		—	—

Income (loss) from continuing operations giving effect to dilutive adjustments	$1,025	504	$2.03	$(426)	497	$(0.86)

(1)

The common shares outstanding immediately following the Separation were used to calculate basic and diluted earnings per share for the quarter and nine months ended June 29, 2007 because no common shares, share options or restricted shares of Covidien were outstanding on or before June 29, 2007.

The computation of diluted earnings per share for the quarter and nine months ended June 27, 2008 excludes the effect of the potential exercise of options to purchase approximately 5 million and 9 million shares, respectively, because the effect would have been anti-dilutive.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (dollars in millions):

	Quarters Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net income (loss)	$269	$(1,108)	$952	$(376)
Currency translation, net of income taxes	(49)	53	319	160
Change in market value of derivatives, net of income taxes	1	—	(5)	—
Postretirement obligations, net of income taxes	—	(1)	(2)	78

Total comprehensive income (loss)	$221	$(1,056)	$1,264	$(138)

8. Inventories

Inventories consist of (dollars in millions):

	June 27, 2008	September 28, 2007
Purchased materials and manufactured parts	$265	$215
Work in process	239	200
Finished goods	764	711

Inventories	$1,268	$1,126

9. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows (dollars in millions):

	Medical Devices	Imaging Solutions	Pharmaceutical Products	Medical Supplies	Total
Goodwill at September 28, 2007	$5,033	$255	$252	$227	$5,767
Acquisitions	52	—	—	—	52
Currency translation	34	—	—	—	34

Goodwill at June 27, 2008	$5,119	$255	$252	$227	$5,853

The gross carrying amount and accumulated amortization of intangible assets are as follows (dollars in millions):

	June 27, 2008			September 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Unpatented technology	$553	$189	21 years	$536	$168	21 years
Patents and trademarks	664	306	18 years	637	280	18 years
Other	265	98	24 years	246	85	25 years

Total	1,482	593	20 years	1,419	533	20 years
Non-Amortizable:
Trademarks	356	—		356	—

Total intangible assets	$1,838	$593		$1,775	$533

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Intangible asset amortization expense for the quarters ended June 27, 2008 and June 29, 2007 was $18 million and $19 million, respectively. Intangible asset amortization expense for the nine months ended June 27, 2008 and June 29, 2007 was $57 million and $59 million, respectively.

10. Debt

Debt is as follows (dollars in millions):

	June 27, 2008	September 28, 2007
Current maturities of long-term debt:
Unsecured bridge loan facility	$—	$474
Capital lease obligations	25	21
Other	1	28

Total	26	523
Long-term debt:
Commercial paper program	142	—
Unsecured bridge loan facility	—	2,727
Unsecured senior revolving credit facility	174	724
5.2% senior notes due December 2010	250	—
5.5% senior notes due December 2012	500	—
6.0% senior notes due December 2017	1,150	—
6.6% senior notes due December 2037	850	—
Capital lease obligations	47	63
Other	48	51

Total	3,161	3,565

Total debt	$3,187	$4,088

In October 2007, Covidien International Finance S.A. (“CIFSA”), a wholly-owned subsidiary of Covidien Ltd., completed a private placement of $2.750 billion aggregate principal amount of fixed rate senior notes, consisting of the following: $250 million of 5.2% notes due 2010; $500 million of 5.5% notes due 2012; $1.150 billion of 6.0% notes due 2017; and $850 million of 6.6% notes due 2037. The notes are fully and unconditionally guaranteed on a senior unsecured basis by Covidien Ltd. The net proceeds of $2.727 billion were used to repay a portion of the Company’s borrowings under its unsecured bridge loan facility. During the nine months ended June 27, 2008, the Company repaid the remaining $474 million outstanding under the unsecured bridge loan facility.

During the third quarter of fiscal 2008, in accordance with the terms of the original issuance, CIFSA completed an exchange offering of its $2.750 billion aggregate principal amount of fixed rate unregistered senior notes described above for registered notes. The form and terms of the registered notes are identical in all material respects to the form and terms of the corresponding unregistered notes, except that the registered notes do not bear legends restricting their transfer under the Securities Act of 1933, as amended.

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

During the first nine months of fiscal 2008, the Company repaid $550 million of the outstanding borrowings under its $1.5 billion revolving credit facility, leaving $1,326 million of available capacity under the facility as of

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 27, 2008. On June 30, 2008, the Company repaid the remaining $174 million outstanding under the credit facility.

The Company’s revolving credit facility agreement contains a covenant limiting the Company’s ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which are considered restrictive to the Company’s operations.

11. Retirement Plans

The net periodic benefit cost for the Company’s defined benefit retirement plans and postretirement plans is as follows (dollars in millions):

	Quarters Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Service cost	$6	$6	$17	$17
Interest cost	14	14	44	43
Expected return on plan assets	(13)	(12)	(39)	(37)
Amortization of prior service benefit	(1)	(1)	(3)	(3)
Amortization of net actuarial loss	2	3	7	11
Plan settlements, curtailment and special termination benefits	1	1	1	3

Net periodic benefit cost	$9	$11	$27	$34

The Company anticipates that, at a minimum, it will make required contributions of $26 million to its U.S. and non-U.S. pension plans in fiscal 2008. In addition, the Company expects to make contributions to its postretirement benefit plans of $12 million in fiscal 2008. During the nine months ended June 27, 2008, the Company contributed $22 million and $7 million to its pension and postretirement plans, respectively.

12. Share Plans

Total equity-based compensation cost relating to continuing operations was $16 million and $12 million for the quarters ended June 27, 2008 and June 29, 2007, respectively, and $59 million and $46 million for the nine months ended June 27, 2008 and June 29, 2007, respectively. These amounts were included in “Selling, general and administrative expenses” in the Consolidated and Combined Statements of Operations.

Share option activity for the nine months ended June 27, 2008 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding at September 28, 2007	28,662,252	$40.57	6.21	$156
Granted	491,435	41.28
Exercised	(3,247,223)	30.92
Expired/Forfeited	(1,978,651)	48.26

Outstanding at June 27, 2008	23,927,813	41.25	5.77	205

Vested and expected to vest as of June 27, 2008	23,081,321	41.23	5.66	200
Exercisable at June 27, 2008	16,738,973	41.10	4.48	163

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of June 27, 2008, there was $51 million of total unrecognized compensation cost related to unvested share options granted, which is expected to be recognized over a weighted-average period of 1.4 years.

The Company utilized the Black-Scholes pricing model to estimate the fair value of each option on the date of each grant. The weighted-average assumptions used in the Black-Scholes pricing model for options granted during the nine months ended June 27, 2008 were as follows:

Expected stock price volatility	26.85%
Risk-free interest rate	3.37%
Expected annual dividend per share	$0.64
Expected life of options (years)	5.00

The weighted-average grant-date fair value of options granted during the nine months ended June 27, 2008 was $8.52. The total intrinsic value of options exercised during the nine months ended June 27, 2008 was $49 million.

The Company’s outstanding restricted share awards as of June 27, 2008 and activity for the nine months then ended is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 28, 2007	4,401,907	$40.91
Granted	232,027	43.48
Vested	(820,615)	40.33
Forfeited	(334,961)	40.78

Non-vested at June 27, 2008	3,478,358	41.08

As of June 27, 2008, there was $71 million of total unrecognized compensation cost related to unvested restricted share awards, which is expected to be recognized over a weighted-average period of 1.4 years.

13. Related Party Transactions

Interest Expense and Interest Income—For periods prior to the Separation, Tyco International’s consolidated debt, exclusive of amounts incurred directly by the Company, was proportionately allocated to the Company based on the funding requirements of the Company using historical data. Net interest expense was allocated in the same proportions as debt through June 1, 2007, at which time Covidien assumed its portion of Tyco International’s debt. Interest expense on the allocated debt was calculated using Tyco International’s historical weighted-average interest rate on its debt, including the impact of interest rate swap agreements. For the quarter and nine months ended June 29, 2007, Tyco International allocated to the Company interest expense of $22 million and $93 million, respectively, and interest income of $3 million and $16 million, respectively.

Loss on Early Extinguishment of Debt—Tyco International allocated to the Company loss on early extinguishment of debt in the amount of $146 million for both the quarter and nine months ended June 29, 2007, for which no tax benefit was realized. This amount is included in “Other (income) expense, net” in the Consolidated and Combined Statement of Operations for fiscal 2007. The method utilized to allocate loss on early extinguishment of debt is consistent with the method used to allocate debt and net interest expense as described above.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Management believes the allocation basis for debt, net interest expense and loss on early extinguishment of debt is reasonable based on the historical financing needs of the Company. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had the Company been operating as an independent, publicly-traded company for the periods prior to the Separation.

Allocated Expenses—For the quarter and nine months ended June 29, 2007, the Company was allocated corporate overhead expenses from Tyco International for corporate-related functions based on a pro-rata percentage of Tyco International’s consolidated net revenue. General corporate overhead expenses primarily related to centralized corporate functions, including treasury, tax, legal, internal audit, human resources and risk management functions. This allocation was $29 million and $109 million for the quarter and nine months ended June 29, 2007, respectively, and was included within “Selling, general and administrative expenses” in the Combined Statements of Operations. As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocations of general corporate overhead from Tyco International are reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by the Company as an independent, publicly-traded company. As such, the financial information for the quarter and nine months ended June 29, 2007 may not necessarily reflect the results of operations and cash flows of the Company in the future or what they would have been had the Company been an independent, publicly-traded company.

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

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The Company and its subsidiaries’ income tax returns are periodically examined by various tax authorities. During 2007, the U.S. Internal Revenue Service (“IRS”) concluded its field examination of certain of Tyco International’s, including Covidien’s and Tyco Electronics’, U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent’s Reports in May and June of 2007 that reflected the IRS’s determination of proposed tax adjustments for the periods under audit. Tyco International has appealed certain of the proposed tax adjustments totaling approximately $1 billion and it is Covidien’s understanding that Tyco International intends to vigorously defend its prior filed tax return positions. Covidien has assessed the amounts previously recorded in its financial statements for the IRS’s proposed adjustments and believes that the amounts recorded in its financial statements as of June 27, 2008 relating to its share of proposed adjustments are adequate.

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

The Company has used available information to develop its best estimates for certain assets and liabilities related to periods prior to Separation, including amounts subject to or impacted by the provisions of the Tax Sharing Agreement. Final determination of the balances will be made in subsequent periods, primarily related to certain pre-Separation tax liabilities and tax years open for examination. It also includes the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien and/or Tyco Electronics legal entities for periods prior to the Separation. Substantially all adjustments will be recorded as either distributions to or contributions from either Tyco International or Tyco Electronics through shareholders’ equity in subsequent periods as tax returns are finalized and other related activities are completed.

Income Tax Receivables—In accordance with the Tax Sharing Agreement with Tyco International and Tyco Electronics, the Company shares certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The Company is the primary obligor to the taxing authorities for $1,193 million of these contingent

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

tax liabilities, which were recorded in the Consolidated Balance Sheet at June 27, 2008. The actual amounts that the Company may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years. Adjustments to income tax receivables related to the Tax Sharing Agreement are recorded in “Other (income) expense, net” in the Consolidated Statements of Operations.

In addition, pursuant to the terms of the Tax Sharing Agreement, the Company recorded a long-term receivable from Tyco International and Tyco Electronics of $506 million, which is classified as “Due from related parties” in the Consolidated Balance Sheet at June 27, 2008. This receivable primarily reflects 58% of the non-current income taxes payable subject to the Tax Sharing Agreement. If Tyco International and Tyco Electronics default on their obligations to the Company under the Tax Sharing Agreement, the Company would be liable for the entire amount of these liabilities.

During the quarter ended June 27, 2008, the Company recorded other income of $15 million related to an increase in its receivable from Tyco International and Tyco Electronics, in accordance with the Tax Sharing Agreement discussed above. This income reflects 58% of interest and other income tax payable amounts recorded during the quarter ended June 27, 2008 which will be covered under the Tax Sharing Agreement. During the nine months ended June 27, 2008, the Company recorded other income of $200 million and a corresponding increase to its receivable from Tyco International and Tyco Electronics. This amount includes $180 million ($0.36 for both basic and diluted earnings per share) which primarily reflects 58% of the $306 million impact of adopting FIN 48 during the first quarter of fiscal 2008, for which there was also a corresponding increase to our receivable from Tyco International and Tyco Electronics. See Note 1 for further information regarding the Company’s adoption of FIN 48.

Guaranteed Tax Liabilities—Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities; Covidien assumed and is responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon the Company’s separation from Tyco International using appraisals in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Accordingly, liabilities amounting to $760 million related to these guarantees were included in the Consolidated Balance Sheet as of September 28, 2007. To the extent such recorded liabilities change, the increase or decrease will be reflected in other expense or income in the Company’s Consolidated Statements of Operations. No changes have occurred to date.

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

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Patent Litigation

The Company and Applied Medical Resources Corp. (“Applied Medical”) are involved in the following patent infringement actions related to trocar products used in minimally invasive surgical procedures:

(1)	Applied Medical Resources Corp. v. United States Surgical (“U.S. Surgical”) is a patent infringement action that was filed in the United States District Court for the Central District of California on July 31, 2003. U.S. Surgical is a subsidiary of the Company. The complaint alleges that U.S. Surgical’s Versaseal Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical’s motion for summary judgment of non-infringement. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanded the case for further proceedings. On January 9, 2007, the district court entered an order that denied both parties’ motions for summary judgment on the grounds that material facts remain in dispute. On February 20, 2008, following a five week trial, a jury returned a verdict finding that U.S. Surgical’s product does not infringe Applied Medical’s ‘533 patent. On April 29, 2008, the district court denied Applied Medical’s post-trial motion seeking judgment as a matter of law or, alternatively, a new trial. Following this ruling, Applied Medical appealed to the United States Court of Appeals for the Federal Circuit seeking a new trial.

(2)	Tyco Healthcare Group LP v. Applied Medical Resources Corp. is a patent infringement action that was filed in the United States District Court for the Eastern District of Texas, Lufkin Division, on July 19, 2006. The complaint alleges that Applied Medical’s “Universal Seal” in its trocar product infringes the Company’s U.S. Patent No. 5,304,143, No. 5,685,854, No. 5,542,931, No. 5,603,702 and No. 5,895,377. The Company is seeking injunctive relief and unspecified monetary damages. The parties are in the discovery stage. Trial is scheduled for November 4, 2008.

(3)	On October 5, 2006, Applied Medical filed three separate patent infringement complaints in the United States District Court for the Eastern District of Texas, Lufkin Division, under the caption Applied Medical Resources Corporation v. Tyco Healthcare Group LP and United States Surgical Corporation. The complaints allege that the Company’s “Step” series of trocar products, as well as certain of its “VersaPort” series of trocar products, infringe Applied Medical’s U.S. Patent No. 5,385,553, No. 5,584,850 and No. 5,782,812. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. On August 13, 2007, in accordance with a stipulation between the parties, the court dismissed with prejudice Applied Medical’s infringement claims against the Company with respect to Applied Medical’s ‘553 and ‘812 patents. On April 30, 2008, in accordance with a stipulation between the parties, the court dismissed with prejudice Applied Medical’s infringement claims against the Company with respect to Applied Medical’s ‘850 patent. As a result, all infringement claims against the Company have been dismissed and the case is concluded.

Becton Dickinson and Company (“Becton Dickinson”) v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the District of Delaware on December 23, 2002. The complaint alleges that the Company’s Monoject Magellan safety needle and safety blood collector products infringe Becton Dickinson’s U.S. Patent No. 5,348,544. Following trial, on October 26, 2004, the jury returned a verdict finding that the Company willfully infringed Becton Dickinson’s patent and awarded Becton Dickinson $4 million in lost profits damages and reasonable royalty damages. In post-trial proceedings, the Company filed motions for judgment as a matter of law, or, alternatively, for a new trial. Becton

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Dickinson filed a post-trial motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a motion for a permanent injunction. On March 31, 2006, the trial court issued a Memorandum and Order on the parties’ post-trial motions denying the Company’s motion for judgment as a matter of law; granting the Company’s motion for a new trial on the issue of infringement; and denying Becton Dickinson’s motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a permanent injunction. On November 30, 2007, following the new trial, a jury returned a verdict finding that the Company infringed Becton Dickinson’s patent. Before submitting the case to the jury, the district court granted judgment as a matter of law in the Company’s favor finding that the Company did not willfully infringe Becton Dickinson’s patent. The district court will determine the amount of damages to be awarded following an exchange of sales and other information by the parties. The Company has filed post-trial motions in the district court for judgment as a matter of law, or, in the alternative, for a new trial. Becton Dickinson has filed a motion for permanent injunction. The Company has assessed the status of this matter and has concluded that it is more likely than not that the infringement finding will be overturned, and, further, the Company intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Company’s Consolidated and Combined Financial Statements with respect to any damage award.

As previously reported, the Company and Medrad, Inc. (“Medrad”) were involved in patent infringement actions related to powered injectors used for the delivery of contrast media to patients undergoing diagnostic imaging procedures. During the first nine months of fiscal 2008, the Company and Medrad entered into an agreement to resolve these cases. In accordance with this agreement, the Company paid Medrad $17 million in exchange for Medrad agreeing not to assert any claim of patent infringement under certain Medrad patents against the Company’s power injectors.

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

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Beginning on August 29, 2005, with Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, L.P., and Mallinckrodt Inc., 12 consumer class actions have been filed in the United States District Court for the Central District of California. In all of the complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by the Company in violation of the federal antitrust laws. The 12 complaints were subsequently consolidated into a single proceeding styled In re: Pulse Oximetry Antitrust litigation. By stipulation among the parties, six putative class representatives dismissed their claims against the Company, leaving six remaining putative class representatives as plaintiffs in the consolidated proceeding. On December 21, 2007, the district court denied the plaintiffs’ motion for class certification. On March 14, 2008 the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ request for leave to appeal the district court’s denial of their motion for class certification. On July 9, 2008, the district court granted the Company’s motion for summary judgment which resulted in the dismissal of all claims.

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

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of June 27, 2008, there were approximately 10,739 asbestos liability cases pending against Mallinckrodt.

The Company estimates its pending asbestos claims and claims that were incurred but not reported, as well as related insurance and indemnification recoveries. The Company’s estimate of the liability for pending and future claims is based on claim experience over the past five years and covers claims expected to be filed over the next seven years. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account its insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 27, 2008, the Company concluded that it was probable that it would incur remedial costs in the range of approximately $97 million to $258 million. As of June 27, 2008, the Company concluded that the best estimate within this range was $128 million, of which $13 million was included in “Accrued and other current liabilities” and $115 million was included in “Other liabilities” in the Consolidated Balance Sheet. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

The Company recorded asset retirement obligations (“AROs”) for the estimated future costs associated with legal obligations to decommission two facilities within the Imaging Solutions segment. As of June 27, 2008 and

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 28, 2007, the Company’s AROs were $102 million and $93 million, respectively. The Company recorded an insignificant amount of foreign currency translation and accretion related to AROs during the nine months ended June 27, 2008. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

Tyco International-related Legal Proceedings

As discussed in Note 13, pursuant to the Separation and Distribution Agreement, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities, including potential liabilities related to Tyco International’s outstanding litigation. See “Part I. Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007, as supplemented by “Part II. Legal Proceedings” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2008 and in this report for a description of Tyco International’s various significant outstanding litigation proceedings, for which Covidien will be responsible for 42% of any liabilities that arise upon settlement. If Tyco International or Tyco Electronics were to default on their obligation to pay their allocated share of these liabilities, however, the Company would be required to pay additional amounts. Because Covidien, Tyco International and Tyco Electronics are jointly and severally liable for the full amount of these liabilities under the Separation and Distribution Agreement, if Tyco International or Tyco Electronics were to default on their obligation to pay their allocated share of these liabilities, the Company would be required to pay additional amounts.

Securities Class Action Settlement

During the third quarter of fiscal 2007, Tyco International entered into a memorandum of understanding with plaintiffs’ counsel in connection with the settlement of 32 securities class action lawsuits alleging violations of the disclosure provisions of the federal securities laws. Under the terms of the memorandum of understanding, the plaintiffs agreed to release all claims against Tyco International, the other settling defendants and ten other individuals in consideration for the payment to the certified class of $2.975 billion plus accrued interest. During the third quarter of fiscal 2007, the Company was allocated a net charge of $1.207 billion from Tyco International, for which no tax benefit was realized. This amount is comprised of the Company’s portion of the class action settlement of $1.249 billion, net of its portion of the related insurance recovery of $42 million. At September 28, 2007, the Company had a $2.992 billion liability for the full amount owed under the settlement, including accrued interest and a $1.735 billion receivable from Tyco International Ltd. and Tyco Electronics for their portions of the liability. During the nine months ended June 29, 2007, the Company funded its portion of the payment into an escrow account intended to be used to settle the liability. “Interest in class action settlement fund” in the Consolidated Balance Sheet at September 28, 2007, represents the Company’s $1.257 billion interest in Tyco International’s funds held in escrow to settle the class action lawsuits. During the first quarter of fiscal 2008, the United States District Court for the District of New Hampshire entered a final order approving the settlement of these 32 securities class action lawsuits in accordance with the terms of the memorandum of understanding.

All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008. Accordingly, during the second quarter of fiscal 2008, the Company removed the class action settlement liability and the related class action settlement receivable and interest in class action settlement fund, both previously included in corporate assets, from its Consolidated Balance Sheet. While the finalization of the class action settlement resulted in a decrease to the Company’s cash flow from continuing operations during the first nine months of fiscal 2008, it did not affect the Company’s cash balance, as the Company had previously fully funded its portion of the class action settlement into an escrow account intended to be used to settle the liability, as discussed above.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

During the third quarter of fiscal 2008, Tyco International received insurance recoveries related to its class action settlement totaling $25 million. Tyco International in turn paid Covidien $5 million of the $11 million due to Covidien for Covidien’s portion of the recoveries in accordance with the sharing percentages included in the Separation and Distribution Agreement. The remainder was received during the fourth quarter of fiscal 2008.

The settlement does not resolve all securities cases, and several remain outstanding. In addition, the settlement does not resolve claims arising under ERISA and the lawsuits arising thereunder. If the unresolved securities proceedings, including the opt-out cases described below, were to be determined adversely to Tyco International, the Company’s share of any additional potential losses, which are not presently estimable, may have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco International received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco International and/or Tyco International, Tyco Electronics and the Company. Any judgments resulting from such claims, or from claims that are filed in the future, would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling plaintiffs; namely, violations of the disclosure provisions of federal securities laws. Tyco International has advised the Company that it intends to vigorously defend any litigation resulting from opt-out claims. At this time, it is not possible to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted out.

Shareholder Settlements

Ballard v. Tyco International Ltd., et al.—During the third quarter of fiscal 2008, Tyco International entered into an Agreement in Principle (“Agreement”) with the trustee of various trusts that brought claims against Tyco International alleging, among other things, securities fraud in connection with Tyco International’s 1999 acquisition of AMP, Inc. The Agreement calls for Tyco International to make a payment of $36 million to the plaintiffs to settle the previously disclosed action captioned Ballard v. Tyco International Ltd., et al., which was filed in the United States District Court for the Southern District of New York on January 20, 2004. This payment is subject to the sharing percentages included in the Separation and Distribution Agreement. Accordingly, during the third quarter of fiscal 2008, Covidien recorded a charge of $15 million for its portion of this settlement. The Company, Tyco International and Tyco Electronics are jointly and severally liable for the full amount of the settlement. Accordingly, the Company has a liability for the full amount owed under the settlement and a $21 million receivable from Tyco International and Tyco Electronics for their portion of the settlement. The liability and receivable are included in “Accrued and other current liabilities” and “Prepaid expenses and other current assets,” respectively, in the Consolidated Balance Sheet. Covidien paid Tyco International its portion of the settlement during the fourth quarter of fiscal 2008.

New Jersey v. Tyco International Ltd., et al.—During the third quarter of fiscal 2008, Tyco International signed a definitive agreement with the State of New Jersey, on behalf of several of the State’s pension funds, to settle the action captioned New Jersey v. Tyco International Ltd., et al., brought by the State in 2002 in the United States District Court for the District of New Jersey against Tyco International, its former auditors and certain of its former officers and directors, alleging that the defendants had, among other things, violated federal and state securities and other laws through the unauthorized and improper actions of Tyco International’s former management. In accordance with the agreement with the State of New Jersey, Tyco International paid $73 million to the plaintiff in exchange for the plaintiff’s agreement to dismiss the case against Tyco International and certain of its former directors and a former employee. During the nine months ended June 27, 2008, the Company paid Tyco International $31 million for its portion of this settlement, consistent with the sharing percentages included in the Separation and Distribution Agreement.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Investigations

Tyco International and others have received various subpoenas and requests from the U.S. Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into Tyco International’s governance, management, operations, accounting and related controls. The Department of Labor is investigating Tyco International and the administrators of certain of its benefit plans. Tyco International cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties. The Company’s share of any losses resulting from an adverse resolution of those matters is not estimable and may have a material adverse effect on its results of operations, financial condition or cash flows.

Compliance Matters

Tyco International has received and responded to various allegations that certain improper payments were made in recent years by Tyco International subsidiaries, including subsidiaries which are now part of the Company. During 2005, Tyco International reported to the U.S. Department of Justice (“DOJ”) and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act (“FCPA”), that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. Tyco International had, and the Company will continue to have, communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Covidien and FCPA requirements. At this time, the Company cannot predict the outcome of the allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its results of operations, financial condition or cash flows.

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

•	Imaging Solutions includes the development, manufacture and marketing of radiopharmaceuticals and contrast products.

•	Pharmaceutical Products includes the development, manufacture and distribution of dosage pharmaceuticals and active pharmaceutical ingredients.

•	Medical Supplies includes the development, manufacture and sale of nursing care products, medical surgical products and original equipment manufacturer products (OEM).

Selected information by business segment is presented in the following tables (dollars in millions):

	Quarters Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales(1):
Medical Devices	$1,781	$1,549	$5,031	$4,455
Imaging Solutions	319	271	914	786
Pharmaceutical Products	257	228	717	692
Medical Supplies	238	221	675	664

	$2,595	$2,269	$7,337	$6,597

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.

	Quarters Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Operating income:
Medical Devices	$494	$436	$1,350	$1,297
Imaging Solutions	32	32	75	103
Pharmaceutical Products	86	76	219	229
Medical Supplies	39	39	107	111
Corporate	(106)	(1,344)	(346)	(1,541)

	$545	$(761)	$1,405	$199

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

16. Covidien International Finance S.A.

In December 2006, prior to the separation from Tyco International, Ltd., CIFSA was formed. CIFSA, a Luxembourg company, is a holding company that owns, directly or indirectly, all of the operating subsidiaries of Covidien Ltd. CIFSA is the issuer of the Company’s senior notes and commercial paper and the borrower under the revolving credit facility, all of which are fully and unconditionally guaranteed by Covidien Ltd., which in turn is the sole owner of CIFSA. The following information provides the composition of the Company’s income, assets, liabilities, equity and cash flows by relevant group within the Company: Covidien Ltd. as the guarantor, CIFSA as issuer of the debt and the operating companies that represent assets of CIFSA. There are no other subsidiary guarantees. Consolidating financial information for Covidien and CIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

CONSOLIDATING STATEMENT OF OPERATIONS

Quarter Ended June 27, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$2,595	$—	$2,595
Cost of products sold	—	—	1,202	—	1,202

Gross profit	—	—	1,393	—	1,393
Selling, general and administrative expenses	8	1	736	—	745
Research and development expenses	—	—	85	—	85
In-process research and development charges	—	—	10	—	10
Restructuring and related impairment charges	—	—	4	—	4
Shareholder settlement, net of insurance recoveries	4	—	—	—	4

Operating (loss) income	(12)	(1)	558	—	545
Interest expense	—	47	1	—	48
Interest income	—	(1)	(9)	—	(10)
Other (income) expense, net	(15)	—	2	—	(13)
Equity in net income of subsidiaries	(258)	(300)	—	558	—
Intercompany interest and fees	(8)	(5)	13	—	—

Income from continuing operations before income taxes	269	258	551	(558)	520
Income taxes	—	—	189	—	189

Income from continuing operations	269	258	362	(558)	331
Loss from discontinued operations, net of income taxes	—	—	62	—	62

Net income	$269	$258	$300	$(558)	$269

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

COMBINED STATEMENT OF OPERATIONS

Quarter Ended June 29, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$2,269	$—	$2,269
Cost of products sold	—	—	1,085	—	1,085

Gross profit	—	—	1,184	—	1,184
Selling, general and administrative expenses	—	—	639	—	639
Research and development expenses	—	—	64	—	64
In-process research and development charges	—	—	30	—	30
Restructuring charges	—	—	5	—	5
Class action settlement, net of insurance recovery	1,207	—	—	—	1,207

Operating (loss) income	(1,207)	—	446	—	(761)
Interest expense	—	21	25	—	46
Interest income	—	—	(8)	—	(8)
Other expense, net	—	—	156	—	156
Equity in net income of subsidiaries	(100)	(119)	—	219	—
Intercompany interest and fees	1	(2)	1	—	—

(Loss) income from continuing operations before income taxes	(1,108)	100	272	(219)	(955)
Income taxes	—	—	180	—	180

(Loss) income from continuing operations	(1,108)	100	92	(219)	(1,135)
Income from discontinued operations, net of income taxes	—	—	(27)	—	(27)

Net (loss) income	$(1,108)	$100	$119	$(219)	$(1,108)

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended June 27, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$7,337	$—	$7,337
Cost of products sold	—	—	3,434	—	3,434

Gross profit	—	—	3,903	—	3,903
Selling, general and administrative expenses	24	2	2,104	—	2,130
Research and development expenses	—	—	238	—	238
In-process research and development charges	—	—	22	—	22
Restructuring and related impairment charges	—	—	73	—	73
Shareholder settlements, net of insurance recoveries	35	—	—	—	35

Operating (loss) income	(59)	(2)	1,466	—	1,405
Interest expense	—	157	7	—	164
Interest income	(1)	(2)	(27)	—	(30)
Other (income) expense, net	(200)	—	4	—	(196)
Equity in net income of subsidiaries	(808)	(955)	—	1,763	—
Intercompany interest and fees	(2)	(10)	12	—	—

Income from continuing operations before income taxes	952	808	1,470	(1,763)	1,467
Income taxes	—	—	442	—	442

Income from continuing operations	952	808	1,028	(1,763)	1,025
Loss from discontinued operations, net of income taxes	—	—	73	—	73

Net income	$952	$808	$955	$(1,763)	$952

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

COMBINED STATEMENT OF OPERATIONS

Nine Months Ended June 29, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$6,597	$—	$6,597
Cost of products sold	—	—	3,166	—	3,166

Gross profit	—	—	3,431	—	3,431
Selling, general and administrative expenses	—	—	1,775	—	1,775
Research and development expenses	—	—	187	—	187
In-process research and development charges	—	—	38	—	38
Restructuring charges	—	—	25	—	25
Class action settlement, net of insurance recovery	1,207	—	—	—	1,207

Operating (loss) income	(1,207)	—	1,406	—	199
Interest expense	—	21	104	—	125
Interest income	—	—	(27)		(27)
Other expense, net	—	—	150	—	150
Intercompany interest and fees	(832)	(119)	—	951	—
Equity in net income of subsidiaries	1	(2)	1	—	—

(Loss) income from continuing operations before income taxes	(376)	100	1,178	(951)	(49)
Income taxes	—	—	377	—	377

(Loss) income from continuing operations	(376)	100	801	(951)	(426)
Income from discontinued operations, net of income taxes	—	—	(50)	—	(50)

Net (loss) income	$(376)	$100	$851	$(951)	$(376)

CONDENSED CONSOLIDATING BALANCE SHEET

At June 27, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$292	$799	$—	$1,091
Accounts receivable trade, net	—	—	1,757	—	1,757
Inventories	—	—	1,268	—	1,268
Intercompany receivable	4	—	2	(6)	—
Prepaid expenses and other current assets	27	1	648	—	676
Assets held for sale	—	—	344	—	344

Total current assets	31	293	4,818	(6)	5,136
Property, plant and equipment, net	3	—	2,422	—	2,425
Goodwill	—	—	5,853	—	5,853
Intangible assets, net	—	—	1,245	—	1,245
Due from related parties	506	—	—	—	506
Investment in subsidiaries	7,946	12,250	—	(20,196)	—
Intercompany loans receivables	94	9,335	10,849	(20,278)	—
Other assets	—	18	853	—	871

Total Assets	$8,580	$21,896	$26,040	$(40,480)	$16,036

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$26	$—	$26
Accounts payable	—	—	484	—	484
Intercompany payable	2	4	—	(6)	—
Accrued and other current liabilities	39	36	1,165	—	1,240
Liabilities associated with assets held for sale	—	—	110	—	110

Total current liabilities	41	40	1,785	(6)	1,860
Long-term debt	—	3,061	100	—	3,161
Guaranteed contingent tax liabilities	760	—	—	—	760
Intercompany loans payable	76	10,849	9,353	(20,278)	—
Income taxes payable	—	—	1,193	—	1,193
Deferred income taxes	—	—	592	—	592
Other liabilities	—	—	767	—	767

Total Liabilities	877	13,950	13,790	(20,284)	8,333
Shareholders’ equity	7,703	7,946	12,250	(20,196)	7,703

Total Liabilities and Shareholders’ Equity	$8,580	$21,896	$26,040	$(40,480)	$16,036

CONDENSED CONSOLIDATING BALANCE SHEET

At September 28, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$872	$—	$872
Accounts receivable trade, net	—	—	1,546	—	1,546
Inventories	—	—	1,126	—	1,126
Interest in class action settlement fund	1,257	—	—	—	1,257
Class action settlement receivables	1,735	—	—	—	1,735
Intercompany receivable	—	178	184	(362)	—
Prepaid expenses and other current assets	14	—	669	—	683
Assets held for sale	—	—	879	—	879

Total current assets	3,006	178	5,276	(362)	8,098
Property, plant and equipment, net	2	—	2,391	—	2,393
Goodwill	—	—	5,767	—	5,767
Intangible assets, net	—	—	1,242	—	1,242
Due from related parties	306	—	—	—	306
Investment in subsidiaries	7,128	11,281	—	(18,409)	—
Intercompany loans receivables	138	8,981	9,055	(18,174)	—
Other assets	—	1	521	—	522

Total Assets	$10,580	$20,441	$24,252	$(36,945)	$18,328

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$474	$49	$—	$523
Accounts payable	—	—	444	—	444
Class action settlement liability	2,992	—	—	—	2,992
Intercompany payable	—	184	178	(362)	—
Accrued and other current liabilities	86	11	1,182	—	1,279
Liabilities associated with assets held for sale	—	—	147	—	147

Total current liabilities	3,078	669	2,000	(362)	5,385
Long-term debt	—	3,451	114	—	3,565
Guaranteed contingent tax liabilities	760	—	—	—	760
Income taxes payable	—	—	517	—	517
Deferred income taxes	—	—	576	—	576
Intercompany loans payable	—	9,193	8,981	(18,174)	—
Other liabilities	—	—	783	—	783

Total Liabilities	3,838	13,313	12,971	(18,536)	11,586
Shareholders’ Equity	6,742	7,128	11,281	(18,409)	6,742

Total Liabilities and Shareholders’ Equity	$10,580	$20,441	$24,252	$(36,945)	$18,328

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 27, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(1,233)	$(111)	$1,431	$—	$87

Net cash provided by discontinued operating activities	—	—	61	—	61

Net cash (used in) provided by operating activities	(1,233)	(111)	1,492	—	148

Cash Flows From Investing Activities:
Capital expenditures	(2)	—	(251)	—	(253)
Divestitures, net of cash retained by businesses sold	—	—	272	—	272
Acquisitions, net of cash acquired	—	—	(157)	—	(157)
Decrease in restricted cash	—	—	25	—	25
Release of interest in class action settlement fund	1,257	—	—	—	1,257
Decrease in intercompany loans	—	1,301	—	(1,301)	—
Other	—	—	18	—	18

Net cash provided by (used in) continuing investing activities	1,255	1,301	(93)	(1,301)	1,162

Net cash used in discontinued investing activities	—	—	(23)	—	(23)

Net cash provided by (used in) investing activities	1,255	1,301	(116)	(1,301)	1,139

Cash Flows From Financing Activities:
Repayment of external debt	—	(4,708)	(47)	—	(4,755)
Issuance of external debt	—	3,827	—	—	3,827
Dividends paid	(239)	—	—	—	(239)
Proceeds from exercise of share options	100	—	—	—	100
Transfers from discontinued operations	—	—	38	—	38
Loan borrowings from (repayments to) parent	120	—	(1,421)	1,301	—
Other	(3)	(17)	8	—	(12)

Net cash used in continuing financing activities	(22)	(898)	(1,422)	1,301	(1,041)

Net cash used in discontinued financing activities	—	—	(38)	—	(38)

Net cash used in financing activities	(22)	(898)	(1,460)	1,301	(1,079)

Effect of currency rate changes on cash	—	—	11	—	11
Net increase (decrease) in cash and cash equivalents	—	292	(73)	—	219
Cash and cash equivalents at beginning of period	—	—	872	—	872

Cash and cash equivalents at end of period	$—	$292	$799	$—	$1,091

CONDENSED COMBINED STATEMENT OF CASH FLOWS

Nine Months Ended June 29, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$—	$(314)	$1,867	$—	$1,553

Net cash provided by discontinued operating activities	—	—	88	—	88

Net cash (used in) provided by operating activities	—	(314)	1,955	—	1,641

Cash Flows From Investing Activities:
Capital expenditures	—	—	(243)	—	(243)
Acquisitions	—	—	(117)	—	(117)
Increase in restricted cash	—	—	(7)	—	(7)
Interest in class action settlement fund	(1,248)	—	—	—	(1,248)
Decrease in intercompany loans	—	94	—	(94)	—
Other	—	—	14	—	14

Net cash (used in) provided by continuing investing activities	(1,248)	94	(353)	(94)	(1,601)

Net cash provided by discontinued investing activities	—	—	21	—	21

Net cash (used in) provided by investing activities	(1,248)	94	(332)	(94)	(1,580)

Cash Flows From Financing Activities:
Repayment of external debt	—	—	(193)	—	(193)
Issuance of external debt	—	4,248	48	—	4,296
Allocated debt activity	—	—	(2,291)	—	(2,291)
Net transfers to Tyco International Ltd.	1,248	(4,028)	1,357	—	(1,423)
Transfers from discontinued operations	—	—	74	—	74
Loan borrowings from (repayments to) parent	—	—	(94)	94	—
Other	—	—	8	—	8

Net cash provided by (used in) continuing financing activities	1,248	220	(1,091)	94	471

Net cash used in discontinued financing activities	—	—	(109)	—	(109)

Net cash provided by (used in) financing activities	1,248	220	(1,200)	94	362

Effect of currency rate changes on cash	—	—	11	—	11
Net increase in cash and cash equivalents	—	—	434	—	434
Cash and cash equivalents at beginning of period	—	—	242	—	242

Cash and cash equivalents at end of period	$—	$—	$676	$—	$676

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Covidien Ltd. was incorporated in Bermuda in 2000 as a wholly-owned subsidiary of Tyco International Ltd. Until June 29, 2007, Covidien did not engage in any significant business activities and held minimal assets. As part of a plan to separate Tyco International into three independent companies, Tyco International transferred the equity interests of the entities that held all of the assets and liabilities of its healthcare businesses to Covidien and, on June 29, 2007, distributed all of its shares of Covidien to its shareholders. Where we refer to financial results for the quarter and nine months ended June 29, 2007, these results reflect the combined reporting entity consisting of the assets and liabilities used in managing Tyco International Ltd.’s healthcare business.

Our unaudited Consolidated and Combined Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For the quarter and nine months ended June 29, 2007, certain general corporate overhead, debt and related net interest expense and loss on early extinguishment of debt have been allocated to us by Tyco International. Management believes such allocations are reasonable; however, they may not be indicative of the actual expenses we would have incurred had we been operating as an independent, publicly-traded company. Note 13 to our Consolidated and Combined Financial Statements provides further information regarding allocated expenses.

Acquisitions

During the nine months ended June 27, 2008, our Medical Devices segment acquired Tissue Science Laboratories plc (“TSL”) for $74 million. TSL is a medical device company dedicated to the research, development and commercialization of tissue implant products for surgical and wound care therapies. The acquisition of TSL provides us with a leading tissue repair technology and accelerates our entry into the biologic hernia repair market. TSL’s Permacol(R) product complements our current soft tissue product offerings and allows us to offer a full line of differentiated hernia repair products.

In November 2007, our Medical Devices segment acquired Scandius Biomedical, Inc. (“Scandius”), a developer of medical devices for sports-related surgeries, for $27 million. The acquisition of Scandius enables us to offer customers innovative soft tissue repair devices for common sports injuries.

In April 2007, our Medical Devices segment acquired intellectual property from Sorbx, LLC (“Sorbx”), a developer of an absorbable tack technology used in hernia repair procedures, for $30 million. The acquisition of the intellectual property from Sorbx allows us to expand our surgical devices portfolio, while leveraging our global distribution capabilities.

In September 2006, our Medical Devices segment acquired over 50% ownership of Airox S.A. (“Airox”) for $59 million, net of cash acquired of $4 million. During the first quarter of fiscal 2007, our Medical Devices segment acquired the remaining outstanding shares of Airox in a mandatory tender offer for approximately $47 million.

Divestitures

During the first quarter of fiscal 2008, we approved plans to sell our Specialty Chemical business within the Pharmaceutical Products segment, our Retail Products segment and our European Incontinence Products business within the Medical Supplies segment. We decided to sell these businesses because their products and customer bases are not aligned with our long-term strategic objectives. These businesses have all met the held for sale and discontinued operations criteria and, accordingly, are included in discontinued operations for all periods presented. References to Covidien are to our continuing operations.

During fiscal 2008, we entered into a definitive sale agreement to divest our Retail Products segment for gross cash proceeds of $330 million, subject to working capital adjustments. During the third quarter of fiscal 2008, we received gross cash proceeds of $319 million upon completion of the sale. Deal costs and other adjustments resulted in net cash proceeds of $313 million, which was used to repay a portion of the outstanding borrowings under our revolving credit facility. During the first nine months of fiscal 2008, we recorded a $104 million pre-tax loss on sale from discontinued operations related to our Retail Products segment, which includes charges totaling $75 million recorded during the first six months of fiscal 2008, to write down the business to its fair value less cost to sell. The loss on sale is expected to be adjusted in future reporting periods by $12 million in contingent payments due to Covidien, $4 million of which was received in July 2008. In addition, we expect to receive proceeds from the sale of a remaining Retail Products facility. However, the additional proceeds will be offset by incremental costs associated with selling the facility.

During the third quarter of fiscal 2008, we also disposed of our European Incontinence business. As a condition of the sale, we were required to contribute cash of $41 million into the business prior to the closing of the transaction. During the first nine months of fiscal 2008, we recorded a $74 million pre-tax loss on sale from discontinued operations related to our European Incontinence business, which includes charges totaling $23 million recorded during the first six months of fiscal 2008, to write down the business to its fair value less costs to sell. Fair values used for both the Retail Products segment and the European Incontinence business impairment assessments were based on the respective sale agreements.

Results of Operations

The following table presents results of operations, including percentage of net sales (dollars in millions):

	Quarters Ended				Nine Months Ended
	June 27, 2008		June 29, 2007		June 27, 2008		June 29, 2007
Net sales	$2,595	100.0%	$2,269	100.0%	$7,337	100.0%	$6,597	100.0%
Cost of products sold	1,202	46.3	1,085	47.8	3,434	46.8	3,166	48.0

Gross profit	1,393	53.7	1,184	52.2	3,903	53.2	3,431	52.0
Selling, general and administrative expenses	745	28.7	639	28.2	2,130	29.0	1,775	26.9
Research and development expenses	85	3.3	64	2.8	238	3.2	187	2.8
In-process research and development charges	10	0.4	30	1.3	22	0.3	38	0.6
Restructuring and related impairment charges	4	0.2	5	0.2	73	1.0	25	0.4
Class action and shareholder settlements, net of insurance recoveries	4	0.2	1,207	53.2	35	0.5	1,207	18.3

Operating income (loss)	545	21.0	(761)	(33.5)	1,405	19.1	199	3.0
Interest expense	48	1.8	46	2.0	164	2.2	125	1.9
Interest income	(10)	(0.4)	(8)	(0.4)	(30)	(0.4)	(27)	(0.4)
Other (income) expense, net	(13)	(0.5)	156	6.9	(196)	(2.7)	150	2.3

Income (loss) from continuing operations before income taxes	520	20.0	(955)	(42.1)	1,467	20.0	(49)	(0.7)
Income taxes	189	7.3	180	7.9	442	6.0	377	5.7

Income (loss) from continuing operations	331	12.8	(1,135)	(50.0)	1,025	14.0	(426)	(6.5)
Loss (income) from discontinued operations, net of income taxes	62	2.4	(27)	(1.2)	73	1.0	(50)	(0.8)

Net income (loss)	$269	10.4	$(1,108)	(48.8)	$952	13.0	$(376)	(5.7)

Net sales—Our net sales increased $326 million, or 14.4%, to $2,595 million in the third quarter of fiscal 2008, compared with the third quarter of fiscal 2007. Our net sales for the first nine months of fiscal 2008 increased $740 million, or 11.2%, to $7,337 million, compared with the first nine months of fiscal 2007. Revenue increased across all segments for both the quarter and first nine months of fiscal 2008; however, the increases for both periods were primarily attributable to our Medical Devices segment. Favorable currency exchange rate fluctuations contributed $128 million and $338 million to the increase in net sales for the third quarter and first nine months of fiscal 2008, respectively.

Our non-U.S. businesses generated net sales of $1,193 million and $979 million for the quarters ended June 27, 2008 and June 29, 2007, respectively, and $3,334 million and $2,791 million for the nine months ended June 27, 2008 and June 29, 2007, respectively. Our business outside the U.S. accounted for 46% and 45% of our net sales for the third quarter and first nine months of fiscal 2008, respectively, compared with 43% and 42% of our net sales for the comparable prior year periods.

Net sales by geographic area are shown in the following table (dollars in millions):

	Quarters Ended			Nine Months Ended
	June 27, 2008	June 29, 2007	Percent Change	June 27, 2008	June 29, 2007	Percent Change
U.S.	$1,402	$1,290	8.7%	$4,003	$3,806	5.2%
Other Americas	152	126	20.6	426	346	23.1
Europe	740	607	21.9	2,071	1,733	19.5
Japan	166	139	19.4	482	420	14.8
Asia-Pacific	135	107	26.2	355	292	21.6

	$2,595	$2,269	14.4	$7,337	$6,597	11.2

Costs of products sold—Cost of products sold was 46.3% and 46.8% of net sales in the third quarter and first nine months of fiscal 2008, respectively, compared with 47.8% and 48.0% of net sales in the third quarter and first nine months of fiscal 2007, respectively. The decreases in cost of products sold as a percent of net sales in the fiscal 2008 periods are primarily attributable to favorable sales mix and currency exchange rate fluctuations.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $106 million to $745 million in the third quarter of fiscal 2008, compared with the third quarter of fiscal 2007 and increased $355 million to $2,130 million for the first nine months of fiscal 2008, compared with the same prior year period. Selling, general and administrative expenses were 28.7% and 29.0% of net sales in the third quarter and first nine months of fiscal 2008, respectively, compared with 28.2% and 26.9% of net sales in the third quarter and first nine months of fiscal 2007, respectively. The increases in selling, general and administrative expenses as a percent of net sales are primarily due to increases in selling and marketing expenses of $80 million and $221 million for the quarter and nine months, respectively, largely resulting from investments made in our Medical Devices segment to support our growth initiatives.

Research and development expenses—Research and development expense increased 32.8% to $85 million and 27.3% to $238 million, in the third quarter and nine months of fiscal 2008, respectively, compared with the same prior year periods. These increases resulted primarily from increased spending in our Medical Devices segment. The increase in the nine month period was also due to the write-off of previously capitalized property, plant and equipment relating to a research and development project. As a percentage of our net sales, research and development expense was 3.3% and 3.2% for the third quarter and first nine months of fiscal 2008, respectively, compared with 2.8% for both the third quarter and first nine months of fiscal 2007.

In-process research and development charges—During the third quarter of fiscal 2008, our Medical Devices and Imaging Solutions segments recorded in-process research and development charges totaling $10 million in connection with two small acquisitions. In addition to these charges, during the first nine months of fiscal 2008, our Medical Devices segment recorded a charge of $12 million for the write-off of in-process research and development associated with the acquisition of Scandius, a developer of medical devices for sports-related surgeries.

During the third quarter of fiscal 2007, our Medical Devices segment recorded an in-process research and development charge of $30 million in connection with the acquisition of intellectual property from Sorbx. This charge related to the development of second-generation technology that had not yet obtained regulatory approval. As of the acquisition date, the IPR&D was not considered to be technologically feasible or to have any alternative future use. In addition to this charge, during the first nine months of fiscal 2007, our Medical Devices segment recorded an $8 million in-process research and development charge in connection with the acquisition of the remaining outstanding shares of Airox.

Restructuring and related impairment charges—In fiscal 2007, we launched a restructuring program, primarily in our Medical Devices segment. This program includes exiting unprofitable product lines in low-growth and declining-growth markets, reducing excess machine capacity, moving production to lower cost alternatives through plant consolidations and outsourcing initiatives, and relocating certain functions. We expect to incur charges of $150 million under this program, most of which are expected to occur by the end of calendar year 2008.

During the third quarter and first nine months of fiscal 2008, we recorded charges of $4 million and $73 million, respectively. The charge for the first nine months of fiscal 2008 includes asset impairment charges of $18 million primarily related to the write-down of specific long-lived assets of a manufacturing facility within our Medical Devices segment that will be closed as a result of cost savings initiatives. The remaining restructuring charges primarily relate to reductions in workforce also within Medical Devices. During the third quarter and first nine months of fiscal 2007, we recorded restructuring charges of $5 million and $25 million, respectively, primarily related to severance costs resulting from workforce reductions within our Medical Devices segment.

Class action and shareholder settlements, net of insurance recoveries—In June 2008, Tyco International entered into an Agreement in Principle (“Agreement”) with the trustee of various trusts that brought claims against Tyco International alleging, among other things, securities fraud in connection with Tyco International’s 1999 acquisition of AMP, Inc. The Agreement calls for Tyco International to make a payment of $36 million to the plaintiffs to settle the previously disclosed action captioned Ballard v. Tyco International Ltd., et al. This payment is subject to the sharing percentages included in the Separation and Distribution Agreement discussed below. Accordingly, during the third quarter of fiscal 2008, we recorded a charge of $15 million for our portion of this settlement. We paid Tyco International our portion of the settlement during the fourth quarter of fiscal 2008.

During the third quarter of fiscal 2008, Tyco International signed a definitive agreement with the State of New Jersey which provides for Tyco International to make a payment of $73 million to the plaintiffs in exchange for the plaintiffs’ agreement to dismiss the case against Tyco International and certain of its former directors and a former employee. In addition to the settlement charge discussed above, during the nine months ended June 27, 2008, we also recorded a charge of $31 million for the payment of our portion of this settlement in accordance with the sharing percentages included in the Separation and Distribution Agreement.

During the third quarter of fiscal 2007, Tyco International entered into a memorandum of understanding with plaintiffs’ counsel in connection with the settlement of 32 securities class action lawsuits. Under the terms of the memorandum of understanding, the plaintiffs agreed to release all claims against Tyco International, the other settling defendants and ten other individuals in consideration of the payment to the certified class of $2.975 billion plus accrued interest. Under the Separation and Distribution Agreement, the companies share in the liability, with Covidien assuming 42%, Tyco International 27% and Tyco Electronics 31% of the total amount. In addition, Covidien, Tyco International and Tyco Electronics are jointly and severally liable for the full amount of the settlement.

During the third quarter of fiscal 2007, we were allocated a net charge of $1.207 billion from Tyco International. This amount is comprised of our portion of the class action settlement of $1.249 billion, net of our portion of the related insurance recovery of $42 million. At September 28, 2007, we had a $2.992 billion class action settlement liability for the full amount owed under the settlement, including accrued interest, and a $1.735 billion receivable from Tyco International and Tyco Electronics for their portion of the liability. In fiscal 2007, we funded our portion of the payment into an escrow account intended to be used to settle the liability. “Interest in class action settlement fund” in our Consolidated Balance Sheet at September 28, 2007, represents our $1.257 billion interest in Tyco International’s funds held in escrow to settle the class action lawsuits.

During the first quarter of fiscal 2008, the United States District Court for the District of New Hampshire entered a final order approving the class action settlement in accordance with the terms of the memorandum of understanding. All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008. Accordingly, during the second quarter of fiscal 2008, we removed the class action settlement liability and the related class action settlement receivable and interest in class action settlement fund from our Consolidated Balance Sheet. While the finalization of the class action settlement resulted in a decrease to our cash flow from continuing operations during the first nine months of fiscal 2008, it did not affect our cash balance because we had previously fully funded our portion of the class action settlement into an escrow account intended to be used to settle the liability, as discussed above.

During the third quarter of fiscal 2008, Tyco International received insurance recoveries related to its class action settlement totaling $25 million. Tyco International in turn paid us $5 million of the $11 million due to us for our portion of the recoveries in accordance with the sharing percentages included in the Separation and Distribution Agreement. The remainder was received during the fourth quarter of fiscal 2008.

Operating income—In the third quarter of fiscal 2008, we had operating income of $545 million, compared to an operating loss of $761 million in the third quarter of fiscal 2007. Operating income for the third quarter of fiscal 2007 included a net charge of $1,207 million allocated to us by Tyco International for our portion of the class action settlement. The remaining increase in operating income was primarily attributable to increased gross profit of $209 million, resulting from higher sales and positive sales mix, partially offset by an increase in selling and marketing expenses of $80 million, mostly within our Medical Devices segment.

In the first nine months of fiscal 2008, operating income was $1,405 million, compared with $199 million in the same prior year period. Operating income for the first nine months of fiscal 2008 included net shareholder settlement charges totaling $35 million, while operating income for the first nine months of fiscal 2007 included a net charge of $1,207 million allocated to us by Tyco International for our portion of the class action settlement. The remaining $34 million increase in operating income was primarily attributable to higher sales, increased gross profit and a $16 million decrease in in-process research and development charges, partially offset by increased selling and marketing expenses of $221 million, increased research and development expenses of $51 million and incremental restructuring and related impairment charges of $48 million, all mostly within our Medical Devices segment, and a $26 million increase in legal costs within our Imaging Solutions segment.

Analysis of Operating Results by Segment

Net sales by segment are shown in the following table (dollars in millions):

	Quarters Ended			Nine Months Ended
	June 27, 2008	June 29, 2007	Percent Change	June 27, 2008	June 29, 2007	Percent Change
Medical Devices	$1,781	$1,549	15.0%	$5,031	$4,455	12.9%
Imaging Solutions	319	271	17.7	914	786	16.3
Pharmaceutical Products	257	228	12.7	717	692	3.6
Medical Supplies	238	221	7.7	675	664	1.7

	$2,595	$2,269	14.4	$7,337	$6,597	11.2

Operating income by segment and as a percentage of segment net sales is shown in the following table (dollars in millions):

	Quarters Ended				Nine Months Ended
	June 27, 2008		June 29, 2007		June 27, 2008		June 29, 2007
Medical Devices	$494	27.7%	$436	28.1%	$1,350	26.8%	$1,297	29.1%
Imaging Solutions	32	10.0	32	11.8	75	8.2	103	13.1
Pharmaceutical Products	86	33.5	76	33.3	219	30.5	229	33.1
Medical Supplies	39	16.4	39	17.6	107	15.9	111	16.7
Corporate	(106)		(1,344)		(346)		(1,541)

	$545	21.0	$(761)	(33.5)	$1,405	19.1	$199	3.0

Medical Devices

Net sales for the third quarter of fiscal 2008 increased $232 million, or 15.0%, to $1,781 million, compared with the third quarter of fiscal 2007. Favorable currency exchange rate fluctuations contributed $113 million to the increase in net sales for the segment. Net sales for Endomechanical instruments in the third quarter of fiscal 2008 increased $99 million, or 20.6%, of which currency exchange rate fluctuations had a favorable impact of $41 million. The remaining increase in sales of Endomechanical products was primarily driven by continued demand for our laparoscopic instruments in the United States and internationally, particularly in Europe. Energy devices net sales for the third quarter of fiscal 2008 increased $48 million, or 29.1%, of which currency exchange rate fluctuations had a favorable impact of $12 million. The remaining increase in Energy devices net sales was primarily due to higher sales volume of vessel sealing products worldwide. Net sales of Soft Tissue Repair products increased $27 million, or 20.9%, of which currency exchange rate fluctuations had a favorable impact of $12 million. The remaining increase in Soft Tissue Repair products is resulted primarily from increased sales volume of mesh hernia repair products.

Operating income for the third quarter of fiscal 2008 increased $58 million to $494 million, compared with the third quarter of fiscal 2007. Our operating margin was 27.7% for the quarter ended June 27, 2008, compared with 28.1% for the quarter ended June 29, 2007. The increase in our operating income and margin was primarily attributable to increased gross profit on the favorable sales performance discussed above. This increase was partially offset by higher operating expenses, primarily selling and marketing expenses of $68 million, resulting principally from our growth initiatives and sales force investment. In addition, research and development expenses increased, although to a lesser extent.

Net sales for the first nine months of fiscal 2008 increased $576 million, or 12.9%, to $5,031 million, compared with the first nine months of fiscal 2007. Favorable currency exchange rate fluctuations contributed $298 million to the increase in net sales for the segment. Net sales for Endomechanical instruments in the first nine months of fiscal 2008 increased $218 million, or 15.8%, of which currency exchange rate fluctuations had a favorable impact of $106 million. The remaining increase in sales of Endomechanical products was primarily driven by continued demand for our laparoscopic instruments in the United States and Europe. Energy devices net sales for the first nine months of fiscal 2008 increased $125 million, or 26.8%, of which currency exchange rate fluctuations had a favorable impact of $33 million. The remaining increase in Energy devices net sales was primarily due to higher sales volume of vessel sealing products worldwide and higher sales of capital equipment. Net sales of Soft Tissue Repair products increased $60 million, or 16.4%, of which currency exchange rate fluctuations had a favorable impact of $31 million. The remaining increase in Soft Tissue Repair products resulted from increased sales volume of mesh hernia repair products, biosurgery products and sutures.

Operating income for the first nine months of fiscal 2008 increased $53 million, to $1,350 million, compared with the first nine months of fiscal 2007. Our operating margin was 26.8% for the nine months ended June 27, 2008, compared with 29.1% for the nine months ended June 29, 2007. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance discussed above. This increase was partially offset by higher operating expenses, primarily selling and marketing expenses of $193 million, resulting principally from our growth initiatives and sales force investment. In addition, restructuring and related impairment charges increased $44 million and research and development expenses increased $38 million.

Imaging Solutions

Net sales for the third quarter of fiscal 2008 increased $48 million, or 17.7%, to $319 million, compared with the third quarter of fiscal 2007. Contrast products net sales increased $24 million, resulting primarily from non-U.S. sales volume. In addition, Radiopharmaceutical net sales increased $24 million, resulting from both higher sales volume and favorable pricing in the United States. Favorable currency exchange rate fluctuations contributed $14 million to the increase in net sales for the segment.

Operating income of $32 million for the third quarter of fiscal 2008 was level with the third quarter of fiscal 2007. Our operating margin was 10.0% for the quarter ended June 27, 2008, compared with 11.8% for the quarter ended June 29, 2007. Increased gross profit on the favorable sales performance discussed above was largely offset by higher operating expenses, primarily increased selling, general and marketing expenses.

Net sales for the first nine months of fiscal 2008 increased $128 million to $914 million, compared with the first nine months of fiscal 2007. Contrast products net sales increased $65 million, resulting primarily from non-U.S. sales volume, partially offset by pricing pressure in the United States. In addition, Radiopharmaceutical net sales increased $63 million, primarily due to favorable pricing and higher sales volume in the United States. Favorable currency exchange rate fluctuations contributed $37 million to the increase in net sales for the segment.

Operating income for the first nine months of fiscal 2008 decreased $28 million, or 27.2%, to $75 million, compared with the first nine months of fiscal 2007. Our operating margin was 8.2% for the nine months ended June 27, 2008, compared with 13.1% for the nine months ended June 29, 2007. The decrease in operating income and margin was primarily due to higher operating expenses, particularly increased legal costs of $26 million, the majority of which related to a $17 million legal settlement and higher selling and marketing expenses. These were partially offset by increased gross profit on the favorable sales performance discussed above.

Pharmaceutical Products

Net sales for the third quarter of fiscal 2008 increased $29 million, or 12.7% to $257 million, compared with the third quarter of fiscal 2007. Net sales increased $20 million in Dosage Pharmaceuticals resulting primarily from higher sales of generic pharmaceutical products. In addition, Active Pharmaceutical Ingredients sales increased primarily due to higher sales of peptide products.

Operating income for the third quarter of fiscal 2008 increased $10 million to $86 million, compared with the third quarter of fiscal 2007. Our operating margin was 33.5% for the quarter ended June 27, 2008, compared with 33.3% for the quarter ended June 29, 2007. The increase in operating income and margin was primarily due to favorable sales mix.

Net sales for the first nine months of fiscal 2008 increased $25 million to $717 million, compared with the first nine months of fiscal 2007. Net sales increased $23 million in Dosage Pharmaceuticals driven by both branded and generic pharmaceutical sales. Active Pharmaceutical Ingredients sales were relatively level compared with the same prior year period as lower sales of narcotic products were largely offset by higher sales of peptide products.

Operating income for the first nine months of fiscal 2008 decreased $10 million to $219 million, compared with the first nine months of fiscal 2007. Our operating margin was 30.5% for the nine months ended June 27, 2008, compared with 33.1% for the nine months ended June 29, 2007. The decrease in operating income and margin was primarily due to increased research and development expenses and higher selling expenses, partially offset by favorable sales mix.

Medical Supplies

Net sales for the third quarter of fiscal 2008 increased $17 million to $238 million, compared with the third quarter of fiscal 2007. This increase was primarily due to increased sales of Original Equipment Manufacturer products and higher sales volume of Nursing Care products, resulting largely from the sales of new incontinence care products. Going forward, we expect sales growth for Medical Supplies to moderate back to historical levels.

Operating income of $39 million for the third quarter of fiscal 2008 was level with the third quarter of fiscal 2007. Our operating margin was 16.4% for the quarter ended June 27, 2008, compared with 17.6% for the quarter ended June 29, 2007. The decrease in operating margin was primarily due to higher raw material and transportation costs.

Net sales for the first nine months of fiscal 2008 increased $11 million to $675 million, compared with the first nine months of fiscal 2007. This increase was primarily due to higher sales volume of Nursing Care products, resulting largely from sales of new incontinent care products and increased sales of Original Equipment Manufacturer products.

Operating income of $107 million for the first nine months of fiscal 2008 was slightly lower than the $111 million for the first nine months of fiscal 2007. Our operating margin was 15.9% for the nine months ended June 27, 2008, compared with 16.7% for the nine months ended June 29, 2007. The decrease in operating income and margin was primarily due to higher raw material and transportation costs.

Corporate

Corporate expense was $106 million for the third quarter of fiscal 2008, compared with $1,344 million for the third quarter of fiscal 2007. Corporate expense for the third quarter of fiscal 2007 included a net charge of $1,207 million allocated to us by Tyco International for our portion of the class action settlement. A decrease in costs associated with branding the Covidien name contributed to the remaining decrease in corporate expense.

Corporate expense was $346 million for the first nine months of fiscal 2008, compared with $1,541 million for the first nine months of fiscal 2007. Corporate expense for the first nine months of fiscal 2007 included a net charge of $1,207 million allocated to us by Tyco International for our portion of the class action settlement, while corporate expense for the first nine months of fiscal 2008 included net shareholder settlement charges totaling $35 million. A decrease in costs associated with branding the Covidien name contributed to the remaining decrease in corporate expense.

Non-Operating Items

Interest Expense and Interest Income

During the third quarters of fiscal 2008 and 2007, interest expense was $48 million and $46 million, respectively, and interest income was $10 million and $8 million, respectively. Interest expense and interest income for the third quarter of fiscal 2007 included amounts allocated by Tyco International of $22 million and $3 million, respectively. During the first nine months of fiscal 2008 and 2007, interest expense was $164 million and $125 million, respectively, and interest income was $30 million and $27 million, respectively. Interest expense and interest income for the first nine months of fiscal 2007 included amounts allocated by Tyco International of $93 million and $16 million, respectively. Tyco International’s net interest expense was proportionately allocated to us through June 1, 2007, at which time we assumed our portion of Tyco International’s debt. The allocation was based on our funding requirements using historical data. Interest expense was calculated using Tyco International’s historical weighted-average interest rate on its debt, including the impact of interest rate swap agreements. Management believes the allocation basis for net interest expense is reasonable based on our historical financing needs. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company. The increases in interest expense for the first nine months of fiscal 2008, compared with the same prior year periods, resulted from increases in our average debt balances.

Other (Income) Expense, net

Other income, net of $13 million for the third quarter of fiscal 2008 includes income of $15 million related to an increase in our receivable from Tyco International and Tyco Electronics, in accordance with the Tax Sharing Agreement discussed in Note 13 to our Consolidated and Combined Financial Statements. This income reflects 58% of interest and other income tax payable amounts recorded during the quarter ended June 27, 2008 which will be covered under the Tax Sharing Agreement. In addition to the income discussed above, other income of $196 million for the nine months ended June 27, 2008 includes $180 million ($0.36 for both basic and diluted earnings per share) which primarily reflects 58% of the $306 million impact of adopting FIN 48 during the first quarter of fiscal 2008, for which there was also a corresponding increase to our receivable from Tyco International and Tyco Electronics. See “Recently Adopted Accounting Pronouncements” for further information regarding our adoption of FIN 48.

During the third quarter and first nine months of fiscal 2007, other expense, net was $156 million and $150 million, respectively. Both amounts include an allocation of Tyco International’s loss on early extinguishment of debt of $146 million, for which no tax benefit was realized. This allocation was also based on the amount of Tyco International’s debt that management believes we used historically.

Income Taxes

Income tax expense was $189 million and $180 million on income from continuing operations before income taxes of $520 million and on loss from continuing operations before income taxes of $955 million for the quarters ended June 27, 2008 and June 29, 2007, respectively. This resulted in effective tax rates of 36.3% and (18.8%) for the third quarters of fiscal 2008 and 2007, respectively. The decrease in the effective tax rate for the third quarter of fiscal 2008, compared with the third quarter of fiscal 2007, was primarily due to charges incurred in the prior year period related to the net class action settlement and allocated loss on early extinguishment of debt, for which no tax benefit was realized. The decrease in the effective tax rate was partially offset by increased interest costs incurred in connection with the adoption of FIN 48 discussed in “Other (Income) Expense, net,” adjustments to income tax liabilities pre-dating the separation and the expected impact on our fiscal 2008 annual tax rate of the expiration of the U.S. research and development tax credit as of December 31, 2007.

Income tax expense was $442 million and $377 million on income from continuing operations before income taxes of $1,467 million and on loss from continuing operations before income taxes of $49 million for the first nine months of fiscal 2008 and 2007, respectively. This resulted in effective tax rates of 30.1% and (769.4%) for the first nine months of fiscal 2008 and 2007, respectively. The decrease in the effective tax rate for the nine months ended June 27, 2008, compared with the nine months ended June 29, 2007, was primarily due to charges incurred in the prior year period related to the net class action settlement and allocated loss on early extinguishment of debt, for which no tax benefit was realized. In addition, the rate was adversely impacted by the non-taxable amounts recorded in “Other (income) expense, net” under the Tax Sharing Agreement as discussed in “Other (Income) Expense, net.” These decreases in the effective tax rate were partially offset by a release in deferred tax valuation allowances in fiscal 2007 related to changes in a non-U.S. tax law and increased interest costs incurred in connection with the adoption of FIN 48 discussed in “Other (Income) Expense, net.” Adjustments to income tax liabilities pre-dating the separation and the expected impact on our fiscal 2008 annual tax rate of the expiration of the U.S. research and development tax credit as of December 31, 2007 also contributed to the decrease in the effective tax rate.

Liquidity and Capital Resources

Factors driving our liquidity position include cash flows generated from operating activities, capital expenditures and investments in businesses and technologies. Through the first quarter of fiscal 2007, as part of Tyco International, our cash was swept regularly by Tyco International at its discretion. Tyco International also funded our operating and investing activities as needed. Transfers of cash both to and from Tyco International’s cash management system have been reflected as “Net transfers to Tyco International Ltd.” in our Combined Statement of Cash Flow for the nine months ended June 29, 2007.

Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to the capital markets. We anticipate that our cash and other sources of liquidity will be sufficient to fund operations for the foreseeable future.

Nine Months Ended June 27, 2008 Cash Flow Activity

The net cash used in continuing operating activities of $87 million was primarily attributable to income from continuing operations for the first nine months of fiscal 2008, as adjusted for depreciation and amortization and the change in related party receivable on our Tax Sharing Agreement discussed in “Other (Income) Expense, net.” An increase in accrued and other liabilities of $173 million also contributed to cash provided by continuing operating activities. These amounts were partially offset by the finalization of Tyco International’s class action settlement of $1,257 million. The finalization of the class action settlement did not affect our cash balance, however, as the funds had previously been set aside in an escrow account during fiscal 2007.

The net cash provided by continuing investing activities of $1,162 million was primarily due to the release of our interest in Tyco International’s class action settlement fund of $1,257 million and net proceeds from the divestiture of our Retail Products segment and European Incontinence business totaling $272 million. These amounts were partially offset by capital expenditures of $253 million and acquisition activity of $157 million, primarily related to the acquisitions of TSL and Scandius.

The net cash used in continuing financing activities of $1,041 million was primarily the result of the repayment of debt of $4,755 million, primarily associated with borrowings under our bridge loan facility and dividend payments of $239 million. These payments were largely offset by the issuance of debt of $3,827 million, discussed in “Capitalization” below.

Nine Months Ended June 29, 2007 Cash Flow Activity

The net cash provided by continuing operating activities of $1,553 million was primarily attributable to loss from continuing operations in the first nine months of fiscal 2007, as adjusted for the net class action settlement charge, depreciation and amortization, loss on early extinguishment of debt, deferred income taxes and an increase in accrued and other liabilities of $188 million, primarily due to an increase in incentive compensation.

The net cash used in continuing investing activities of $1,601 million was primarily due to our interest in the class action settlement fund of $1,248 million, capital expenditures of $243 million and acquisition activity of $117 million, primarily related to the acquisition of Airox and the acquisition of intellectual property from Sorbx.

The net cash provided by continuing financing activities of $471 million was primarily the result of the issuance of external debt of $4,296 million, primarily associated with borrowings under our bridge loan facility, partially offset by allocated debt activity of $2,291 million, net transfers to Tyco International Ltd. of $1,423 million and the repayment of external debt of $193 million.

Capitalization

Shareholders’ equity was $7.7 billion, or $15.38 per share, at June 27, 2008, compared with $6.7 billion, or $13.55 per share, at September 28, 2007. This increase was primarily due to net income of $952 million and favorable changes in foreign currency exchange rates of $319 million, partially offset by a decrease of $306 million resulting from the adoption of FIN 48 as discussed in “Recently Adopted Accounting Pronouncements” and dividend payments of $239 million.

At June 27, 2008, total debt was $3.187 billion, compared with total debt at September 28, 2007 of $4.088 billion. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 29% at June 27, 2008, compared with 38% at September 28, 2007. In October 2007, we completed a private placement of $2.750 billion aggregate principal amount of fixed rate senior notes, consisting of the following: $250 million of 5.2% notes due 2010; $500 million of 5.5% notes due 2012; $1.150 billion of 6.0% notes due 2017; and $850 million of 6.6% notes due 2037. We used the net proceeds of $2.727 billion to repay a portion of the borrowings under our unsecured bridge loan facility. During the nine months ended June 27, 2008, we repaid the remaining $474 million outstanding under the unsecured bridge loan facility.

During the third quarter of fiscal 2008, in accordance with the terms of the original issuance, we completed an exchange offering of the $2.750 billion aggregate principal amount of fixed rate unregistered senior notes described above for registered notes. The form and terms of the registered notes are identical in all material respects to the form and terms of the corresponding unregistered notes, except that the registered notes do not bear legends restricting their transfer under the Securities Act of 1933, as amended.

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

During the first nine months of fiscal 2008, we repaid $550 million of the outstanding borrowings under our $1.5 billion revolving credit facility, leaving $1,326 million of available capacity under the facility as of June 27, 2008. On June 30, 2008, we repaid the remaining $174 million outstanding under the credit facility.

Our revolving credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Dividends

Dividend payments were $239 million during the first nine months of fiscal 2008. On July 16, 2008, the Board of Directors declared a quarterly cash dividend of $0.16 per share to shareholders of record on July 28, 2008. This dividend, totaling $80 million, is payable on August 11, 2008.

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

Off-Balance Sheet Arrangements

Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities; we assumed and are responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon our separation from Tyco International using appraisals in accordance with Financial Interpretation Number (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Accordingly, liabilities amounting to $760 million relating to these guarantees were included in our Consolidated Balance Sheet as of September 28, 2007. To the extent such recorded liabilities change, the increase or decrease will be reflected in other expense or income in our Consolidated Statements of Operations. No changes have occurred to date.

Critical Accounting Policies and Estimates

The preparation of our Consolidated and Combined Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

We believe that our accounting policies for revenue recognition, inventories, property, plant and equipment, intangible assets, business combinations, goodwill, contingencies, pension and postretirement benefits, guarantees and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the quarter ended June 27, 2008, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Consolidated and Combined Financial Statements for the fiscal year ended September 28, 2007 filed as Exhibit 99.1 to our Current Report on Form 8-K on April 15, 2008.

Recently Adopted Accounting Pronouncement

On September 29, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adoption was a $306 million reduction in retained earnings, an increase of $193 million in deferred tax assets, primarily due to interest and state specific items, and an increase of $589 million and $90 million in income taxes payable and receivable, respectively. At September 29, 2007, the total amount of unrecognized tax benefits was $1,219 million, including interest and penalties, of which $1,200 million would impact the effective tax rate, if recognized. Interest and penalties associated with uncertain tax positions are recognized as components of “Income taxes” in our Consolidated Statements of Operations. The total amount of accrued interest and penalties related to uncertain tax positions was $270 million and $232 million at June 27, 2008 and September 29, 2007, respectively.

As of June 27, 2008, we do not expect any U.S. federal unrecognized tax benefits to change significantly within the next 12 months. In addition, we do not expect to reach a resolution on any significant state or non-U.S. audits within the next 12 months. Therefore, the total amount of state or non-U.S. unrecognized tax benefits as of June 27, 2008, is not expected to change significantly within the next 12 months.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158 additional financial statement disclosures are also required. We adopted the recognition and disclosure provisions of SFAS No. 158 at the end of fiscal 2007. In addition, under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end within two fiscal years after the initial adoption of the accounting standard. Currently, we use a measurement date of August 31st; however, we will transition to a measurement date that coincides with our fiscal year end no later than fiscal 2009. We are currently assessing the impact that the measurement date provision will have on our results of operations, financial condition and cash flows.

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

Foreign currency risk arises from our investments in affiliates and subsidiaries owned and operated in foreign countries. Such risk is also a result of transactions with customers in countries outside the United States. We use forward currency exchange contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions denominated in certain foreign currencies. Based on a sensitivity analysis of our existing forward contracts outstanding at June 27, 2008, a 10% appreciation of the U.S. dollar from the June 27, 2008 market rates would decrease the unrealized value of our forward contracts on our balance sheet by $112 million, while a 10% depreciation of the U.S. dollar would increase the unrealized value of forward contracts on our balance sheet by $137 million. However, such gains or losses on these contracts would ultimately be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Interest rate risk primarily results from variable rate debt obligations. Based on a sensitivity analysis of the variable rate financial obligations in our debt portfolio as of June 27, 2008, a 25 basis point interest rate movement in the average market interest rates (either higher or lower) in fiscal 2008 would not have a significant impact on our financial statements, as our variable rate debt instruments represent only 11% of our total debt as of June 27, 2008. However, over time, we may seek to adjust the percentage of variable rate financial obligations in our debt portfolio through the use of swaps or other financial instruments.

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

Internal Control Over Financial Reporting

As discussed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007, we identified a material weakness in our internal control over financial reporting relating to accounting for income taxes. This weakness stemmed from our reliance on the processes used by Tyco International to prepare our carve-out accounts for income taxes and also the fact that we did not have our own tax department and had not designed controls or implemented processes to review and analyze the tax information prepared and provided by Tyco International, including the determination of income tax provisions, income taxes payable and receivable and deferred income tax balances. We are continuing to build our tax accounting resources and implement reconciliations and review processes in response to this weakness. We are also addressing weaknesses relating to our reconciliation process for determining the tax bases of assets and liabilities used in the computation of deferred income taxes, including the impact of amended returns on such tax bases. We continue to develop and implement new control processes and procedures to address these weaknesses and also to ensure that we become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 as required.

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

Our material weakness in controls over accounting for income taxes will not be considered remediated until new internal controls are operational for a period of time and are tested, and management and our independent registered public accounting firm conclude that these controls are operating effectively. Due to the nature of and time necessary to effectively remediate the weaknesses identified to date, we have concluded that a material weakness in our internal control over financial reporting for accounting for income taxes continues to exist as of June 27, 2008.

During the quarter ended June 27, 2008, there were no changes in our internal control over financial reporting that materially affected, or are likely to materially affect, our internal control over financial reporting, aside from the remediation efforts described above.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Covidien Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended September 28, 2007 and in our Annual Consolidated and Combined Financial Statements for the fiscal year ended September 28, 2007 filed as Exhibit 99.3 to our Current Report on Form 8-K on April 15, 2008. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect these proceedings to have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. To the extent not previously reported in our Quarterly Reports on Form 10-Q for the quarters ended December 28, 2007 and March 28, 2008, material developments related to previously disclosed legal proceedings are described below.

Patent Litigation

As previously reported in our Form 10-Q for the quarter ended March 28, 2008, we are involved in several patent infringement actions with Applied Medical Resources Corp. (“Applied Medical”) related to trocar products used in minimally invasive surgical procedures. The Applied Medical actions in which material events occurred during our third fiscal quarter are described below.

In Applied Medical Resources Corp. v. United States Surgical (“U.S. Surgical”), Applied Medical filed a patent infringement action in the United States District Court for the Central District of California on July 31, 2003 against U.S. Surgical, a subsidiary of the Company. The complaint alleges that U.S. Surgical’s Versaseal Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. On February 20, 2008, following a five week trial, a jury returned a verdict finding that U.S. Surgical’s product does not infringe Applied Medical’s ‘533 patent. On April 29, 2008, the district court denied Applied Medical’s post-trial motion seeking judgment as a matter of law or, alternatively, a new trial. Following this ruling, Applied Medical appealed to the United States Court of Appeals for the Federal Circuit seeking a new trial.

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

Tyco International-related Legal Proceedings

Ballard v. Tyco International Ltd., et al.—On June 2, 2008, Tyco International entered into an Agreement in Principle with the trustee of various trusts that brought claims against Tyco International alleging, among other things, securities fraud in connection with Tyco International’s 1999 acquisition of AMP, Inc. The Agreement calls for Tyco International to make a payment of $36 million to the plaintiffs to settle the previously disclosed action captioned Ballard v. Tyco International Ltd., et al., which was filed in the United States District Court for the Southern District of New York on January 20, 2004. In accordance with the terms of the Separation and Distribution Agreement, we are responsible for $15 million of this settlement, which we paid to Tyco International during the fourth quarter of fiscal 2008.

New Jersey v. Tyco International Ltd., et al.—On April 29, 2008, Tyco International signed a definitive agreement with the State of New Jersey, on behalf of several of the State’s pension funds, to settle the action captioned New Jersey v. Tyco International Ltd., et al., brought by the State in 2002 in the United States District Court for the District of New Jersey against Tyco International, its former auditors and certain of its former officers and directors, alleging that the defendants had, among other things, violated federal and state securities and other laws through the unauthorized and improper actions of Tyco International’s former management. In accordance with the agreement with the State of New Jersey, Tyco International paid $73 million to the plaintiff in exchange for the plaintiff’s agreement to dismiss the case against Tyco International and certain of its former directors and a former employee. In accordance with the terms of the Separation and Distribution Agreement, we are responsible for $31 million of this settlement, which we paid to Tyco International during the third quarter of fiscal 2008.

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

Date: August 8, 2008