Form 10-K
period 2008-09-26
Covidien Ltd.
filed 2008-11-21
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒         Accelerated filer  ☐         Non-accelerated filer  ☐           Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are “affiliates”) as of March 28, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $21,946 million (based upon the closing price of $43.99 per share as reported by the New York Stock Exchange on that date).

The number of common shares outstanding as of November 17, 2008 was 503,576,527.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2009 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

Covidien Ltd. was incorporated in Bermuda in 2000 as a wholly-owned subsidiary of Tyco International Ltd. Until June 29, 2007, Covidien did not engage in any significant business activities and held minimal assets. As part of a plan to separate Tyco International into three independent companies, Tyco International transferred the equity interests of the entities that held all of the assets and liabilities of its healthcare businesses to Covidien and, on June 29, 2007, distributed all of its shares of Covidien to its shareholders. Where we refer to financial results for fiscal 2007, these results reflect the consolidated operations of Covidien Ltd. from June 29, 2007 to September 28, 2007 and, for all periods prior to June 29, 2007, a combined reporting entity comprised of the assets and liabilities used in managing Tyco International Ltd.’s healthcare businesses.

Unless otherwise indicated, references in this Annual Report to 2008, 2007 and 2006 are to our fiscal years ended September 26, 2008, September 28, 2007 and September 29, 2006, respectively, and references to Covidien include the Healthcare businesses of Tyco International Ltd. for all periods prior to our Separation from Tyco International.

During fiscal 2008, we sold both our Retail Products segment and our European Incontinence business. In addition, our management and board of directors approved a plan to sell our Specialty Chemical business within the Pharmaceutical Products segment. We decided to sell these businesses because their products and customer bases are not aligned with our long-term strategic objectives.

We operate our continuing businesses through four segments:

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

For fiscal 2008, we generated net sales of $9.9 billion and net income of $1.4 billion. Approximately 55% of our net sales are generated in the United States and 45% are generated outside of the United States.

Strategy

Our goal is to enhance growth by increasing research and development initiatives, pursuing targeted acquisition opportunities and enhancing our global infrastructure including sales, marketing and distribution. We are committed to the following strategic initiatives:

•

Focus on Growth. We have been implementing global initiatives throughout our businesses to generate opportunities for growth. These include investments in our sales and marketing infrastructure to further strengthen our customer relationships and capitalize on global healthcare needs and trends.

•

Commitment to Innovation. We plan to continue to broaden and enhance our product offerings. We remain committed to identifying, obtaining and developing new technologies through increased internal research and development initiatives, licensing and distribution transactions and selective acquisitions that expand our technological capabilities and accelerate the development of new products. We intend to focus these efforts on product areas that are driven by clinician preference and technological innovation, which we believe offer higher growth rates and margins.

•

Leveraging our Global Structure. We believe that we have opportunities to further expand our position beyond the United States. Our organization and management structure have been designed to integrate our U.S. and non-U.S. operations. This global infrastructure creates opportunities to develop and commercialize new products that meet global needs.

•

Driving Operational Excellence. We are focused on maximizing return on invested capital by controlling manufacturing and logistical costs and optimizing capital investment while continuing to strive for top-line revenue growth. We are committed to developing and manufacturing high-quality products in a cost-effective manner. Throughout our organization, we employ recognized programs including Six Sigma, Lean Manufacturing and strategic sourcing initiatives and strict safety and quality controls.

•

Enhanced Portfolio Management. We remain committed to better utilizing our capital to create more value for our shareholders. We plan to continue to make disciplined investments through acquisitions and licenses to access new technologies and adjacent markets. We continuously review our portfolio and consider the divestiture of underperforming or non-strategic businesses. During fiscal 2008, we undertook several notable portfolio initiatives, including: the acquisitions of Tissue Science Laboratories plc and Scandius Biomedical, Inc. and the acquisition of technology assets from CardioDigital Inc. and power injectors from Pinyons Medical Technology Inc. We also divested our Retail Products segment and our European Incontinence business. We intend to redeploy the proceeds of any divestitures to expand our offering of higher growth, higher margin products.

Segments

Note 20 to our financial statements sets forth certain segment financial data relating to our business.

Medical Devices

With fiscal 2008 net sales of $6.8 billion, our Medical Devices businesses comprise 68% of our net sales. In fiscal 2007 and 2006, net sales totaled $6.0 billion or 68% of our net sales and $5.6 billion or 67% of our net sales, respectively. Our Medical Device segment develops, manufactures and sells an array of products which we categorize in the following product groups:

•	Endomechanical Instruments—includes our laparoscopic instruments and surgical staplers.

•	Soft Tissue Repair Products—includes our sutures, mesh and biosurgery products.

•	Energy Devices—includes our vessel sealing, electrosurgical and ablation products and related capital equipment.

•	Oximetry and Monitoring Products—includes our sensors, monitors and temperature management products.

•	Airway and Ventilation Products—includes our airway, ventilator, breathing systems, sleep and inhalation therapy products.

•	Vascular Devices—includes our compression and vascular therapy products.

•	SharpSafety Products—includes our needles, syringes and sharps disposable products.

•	Clinical Care Products—includes our urology, enteral feeding and other advanced woundcare products.

We are a leader in innovative wound closure products, advanced surgical devices and electrosurgical systems.

•

Our Autosuture franchise introduced the world’s first practical surgical stapler over 40 years ago and continues to be an innovator in minimally invasive surgery, offering a complete line of surgical stapling and laparoscopic instrumentation.

•	Our Syneture brand offers one of the most comprehensive suture product lines in the industry.

•

We recently expanded our offerings of surgical mesh and implant products for hernia repair through our acquisitions of Tissue Science Laboratories plc and Floreane Medical Implants, S.A. and the acquisition of intellectual property from Sorbx, LLC. We recently launched the AbsorbaTack absorbable mesh fixation device for hernia repair in both the United States and Europe.

•

We are developing and marketing a broad line of innovative biosurgery solutions, including internal sealants, topical adhesives and anti-adhesion products, which have applications in many types of surgical procedures.

•

Our Valleylab franchise has been a leader in electrosurgery systems for over 40 years, offering products such as the recently introduced ForceTriad tissue fusing and electrosurgery system, the LigaSure Vessel Sealing System and the Cool-tip Radiofrequency Ablation System. We recently announced the global release of the Evident microwave ablation system and launched LigaSure Advance, a multifunctional laparoscopic instrument, for use exclusively with the ForceTriad energy platform.

We offer an extensive line of products used to monitor, diagnose and treat respiratory disease and sleep disorders.

•

Through our Nellcor brand we pioneered pulse oximetry, and we continue to be a leader in this field. We recently acquired technology assets from CardioDigital Inc., a company specializing in the development of advanced signal processing techniques for patient monitoring. This technology complements our Nellcor pulse oximetry platform and will strengthen our patient monitoring business.

•

Our Puritan Bennett brand is a leader in the field of high-acuity ventilators. The continuing development of Puritan Bennett products ranges from the introduction of the first modern mechanical ventilator 40 years ago to our recent acquisition of Airox S.A., which offers non-invasive home care ventilator systems and complements our ventilator portfolio.

•	We are a leader in the field of airway management with our comprehensive line of Mallinckrodt endotracheal tubes and Shiley tracheostomy tubes.

•	Our Sandman sleep diagnostic system is a leading product for the diagnosis of sleep disorders.

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

Imaging Solutions

With fiscal 2008 net sales of $1.2 billion, our Imaging Solutions businesses comprise 12% of our net sales. In fiscal 2007 and 2006, net sales totaled $1.1 billion or 12% of our net sales and $1.0 billion or 12% of our net sales, respectively. Our Imaging Solutions segment develops, manufactures and markets the following products:

•	Radiopharmaceuticals—includes our radioactive isotopes and associated pharmaceutical products used for the diagnosis and treatment of disease.

•	Contrast Products—includes our contrast delivery systems and contrast agents.

Our imaging products are designed to enhance the quality of images obtained through computed tomography (CT) scans, x-ray, magnetic resonance (MR) and nuclear medicine procedures to improve the detection and diagnosis of disease. Some of our key products include Optiray non-ionic x-ray contrast agent, OptiMARK magnetic resonance imaging agent, OptiVantage contrast delivery system and OctreoScan, a nuclear medicine imaging agent for cancer. In addition, we recently launched a sestamibi-based contrast agent for cardiological procedures and two new delivery systems, Optistar Elite and Optivantage. Both contrast delivery systems incorporate radio-frequency identification (RFID) technology to help reduce the risk of potentially life-threatening medical errors and infections during CT scan procedures. We also recently acquired hand-held injectors from Pinyons Medical Technology Inc. to complement our existing line of injector products. We estimate that we manufacture approximately one-half of all technetium generators sold in the United States. These generators supply the critical technetium isotope, which is utilized in over 80% of all U.S. nuclear medicine diagnostic procedures.

We market our imaging products primarily to physicians, technologists and purchasing administrators at hospitals, imaging centers, cardiology clinics and radiopharmacies. We also operate our own network of 41 radiopharmacies, which provides a distribution channel for services such as real-time delivery of nuclear medicine unit doses.

Pharmaceutical Products

With 2008 net sales of $1.0 billion, our Pharmaceutical Products businesses comprise 10% of our net sales. In 2007 and 2006, net sales totaled $908 million or 10% of our net sales and $840 million or 10% of our net sales, respectively. Our Pharmaceutical Products segment develops, manufactures and distributes the following products:

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

Our Mallinckrodt brand is the world’s largest manufacturer of medicinal narcotics and acetaminophen. Of the most widely used analgesics in the United States, 18 contain active pharmaceutical ingredients from Mallinckrodt Pharmaceuticals. API includes manufacturing, packaging, and distribution of prescription pharmaceuticals. Dosage Pharmaceuticals recently received approval from the U.S. Food and Drug Administration (FDA) for oxycodone hydrochloride extended-release tablets and subsequently entered into a license agreement which allows us to sell limited quantities of these tablets for a limited period of time ending in 2009. In addition, Dosage Pharmaceuticals recently launched TussiCaps(R) extended-release capsules, the first and currently only hydrocodone antitussive oral capsule to provide cough suppression for up to 12 hours.

Medical Supplies

With 2008 net sales of $920 million, our Medical Supplies businesses comprise 10% of our net sales. In 2007 and 2006, net sales totaled $887 million or 10% of our net sales and $894 million or 11% of our net sales, respectively. Our Medical Supplies segment develops, manufactures and distributes the following products:

•	Nursing Care Products—includes our traditional woundcare, incontinence and suction products.

•	Medical Surgical Products—includes our operating room supply products and related accessories, electrodes and chart paper product lines within the United States.

•	Original Equipment Manufacturer Products (OEM)—includes various medical supplies, such as needles and syringes, for a number of leading medical device companies.

For over 100 years, the Kendall brand has been a leader in the field of wound care with its Curity and Kerlix gauze and bandages. Our Devon brand is a leader in operating room kits and accessories. Under our Medi-Trace brand, we offer a comprehensive line of monitoring, diagnostic and defibrillation electrodes. These products are marketed through a combination of direct sales representatives and third-party distributors, primarily to materials managers, GPOs and integrated delivery networks (IDNs), and are used primarily in hospitals, surgi-centers and alternate care facilities.

Customers

Our customers include hospitals, surgi-centers, alternate site facilities including long-term care facilities and imaging centers, drug manufacturers and major retailers throughout the world. We often negotiate with GPOs and IDNs, which enter into supply contracts for the benefit of their member facilities. We serve customers in over 140 countries and we maintain a strong local presence in each of the geographic areas in which we operate.

Our net sales by geographic area are set forth below (dollars in millions):

	Fiscal
	2008	2007	2006
United States	$5,435	$5,109	$4,897
Other Americas	577	480	433
Europe	2,750	2,320	2,046
Asia—Pacific	1,148	986	937

	$9,910	$8,895	$8,313

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

Research and Development

We are engaged in research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of our existing products and to expand the applications of our products. Our research and development efforts include internal initiatives and those that use licensed or acquired technology. We are focused on developing technologies that will provide patients and healthcare providers with solutions that meet their clinical needs in treating medical conditions through less invasive procedures and in a cost-effective manner. Our research and development expenditures were $341 million, $260 million and $248 million in fiscal 2008, 2007 and 2006, respectively. We continually evaluate developing technologies in areas where we have technological or marketing expertise for possible investment or acquisition.

We intend to continue our focus on research and development as a key enabler of growth. We intend to focus our internal and external investments in fields that will offer the greatest opportunity for near and long-term growth.

Governmental Regulation and Supervision

We face comprehensive governmental regulation both within and outside the United States relating to our development, manufacture, sale and distribution of our products. A number of factors substantially increase the time, difficulty and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. These include detailed inspection of and controls over research and laboratory procedures, clinical investigations, manufacturing, narcotic licensing, marketing, sampling, distribution, record keeping and storage and disposal practices and various post-market requirements. Governmental regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and civil or criminal sanctions.

Medical device and drug laws also are in effect in many of the non-U.S. markets in which we do business. These laws range from comprehensive device and drug approval requirements to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, also are components of most of these regulatory systems. Most of our business is subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation.

The exercise of broad regulatory powers by the FDA continues to result in increases in the amount of testing and documentation required for approval or clearance of new drugs and devices, all of which add to the expense of product introduction. Similar trends also are evident in major non-U.S. markets, including the European Union, China and Japan. Certain areas of our business are subject to additional oversight by the U.S. Drug and Enforcement Administration (DEA) (for example, our pain management pharmaceutical products) or the Nuclear Regulatory Commission (for example, our radiopharmaceutical products).

We have systems to support compliance with U.S. and non-U.S. regulatory requirements. Our facilities developing, manufacturing, servicing or distributing medical devices or drugs follow programs and procedures to help ensure compliance with current good manufacturing practices and quality system requirements.

We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Healthcare costs continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. Recently, in the United States, particular attention has been focused on drug and medical device prices and profits, and on programs that encourage doctors to write prescriptions for particular drugs or recommend, use or purchase particular medical devices. Payers have become more influential in the marketplace and increasingly are focused on drug and medical device pricing, appropriate drug and medical device utilization and the quality and costs of healthcare. The Medicare Prescription Drug, Improvement and Modernization Act, enacted in 2003, also has increased attention on drug and device pricing. Violations of these frauds and abuse-related laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid and health programs outside the United States.

We are also subject to the U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-bribery laws in non-U.S. jurisdictions which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees or agents.

Raw Materials

We use a wide variety of resin, pulp, plastics, textiles and electrical components for production of our products. We purchase these materials from external suppliers, some of which are single-source. We also purchase raw materials used in the bulk pharmaceutical business from non-U.S. governments and suppliers that meet U.S. State Department requirements. We purchase materials from selected suppliers based on quality assurance, cost effectiveness or constraints resulting from regulatory requirements and work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability.

Property, plant and equipment, net

Our property, plant and equipment, net by geographic area, is set forth below (dollars in millions):

	Fiscal
	2008	2007	2006
United States	$1,833	$1,767	$1,690
Other Americas	150	147	118
Europe	387	379	369
Asia—Pacific	106	100	82

	$2,476	$2,393	$2,259

Manufacturing

We have 60 manufacturing sites located throughout the world that handle production, assembly, quality assurance testing, packaging and sterilization of our products. Our major centers of manufacturing output include sites in the following countries (with the number of sites in parentheses):

Americas	Europe	Asia—Pacific
United States (26)	Germany (2)	China (1)
Canada (2)	United Kingdom (4)	Japan (1)
Mexico (7)	Holland (2)	Thailand (1)
Dominican Republic (1)	France (4)	Malaysia (1)
Brazil (1)	Italy (1)
Puerto Rico (1)	Ireland (5)

We estimate that our manufacturing production by region in fiscal 2008 (as measured by cost of production) was approximately: Americas—81%, Europe/Middle East/Africa—16%, and Asia/Pacific—3%. We expect that manufacturing production will continue to increase in the Asia/Pacific region as a proportion of total manufacturing, as the Asia/Pacific region continues to experience strong growth and we continue to implement low-cost manufacturing initiatives.

Sales, Marketing and Distribution

We have a sales force strategically located in markets throughout the world, with a direct sales presence in over 55 countries. We also utilize third-party distributors.

We maintain distribution centers in 30 countries. Products generally are delivered to these distribution centers from our manufacturing facilities and then subsequently delivered to the customer. In some instances, for example, nuclear medicine, product is delivered directly from our manufacturing facility to the customer. We contract with a wide range of transport providers to deliver our products by road, rail, sea and air.

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

Competition

We participate in medical device, pharmaceutical and other healthcare product markets around the world. These global markets are characterized by continuous change resulting from technological innovations. Our market position depends on our ability to develop and commercialize products that meet clinician needs, while offering reliable product quality, cost-effectiveness and dependable service. Our competitors range from large manufacturers with multiple business lines, including Johnson & Johnson, Becton Dickinson and C.R. Bard, among others, to smaller manufacturers with more limited product selection.

Medical Devices. The medical devices market is highly fragmented and competitive. According to the International Trade Administration, there are approximately 8,000 companies in the United States operating in the medical devices market. There is no single company, however, that competes with us over the full breadth of products offered by our Medical Devices segment. Our competitors include diversified healthcare companies, such as Johnson & Johnson, C.R. Bard and Becton Dickinson, and other companies that are more focused on specific fields, such as ConMed.

Imaging Solutions. Our main competitors include GE Healthcare for contrast and nuclear medicine products, Schering AG and its U.S. affiliate Berlex, Bracco for contrast agents, and Lantheus Medical Imaging for nuclear medicine cardiology agents. Cardinal Health is the main competitor to our radiopharmacy network. Unlike most of our competition, we offer a full line of contrast agents, contrast delivery systems and radiopharmaceuticals. Our broad product portfolio allows us to be a complete source for all imaging agent needs.

Pharmaceutical Products. Our major competitors of our active ingredients product line include Johnson & Johnson, Siegfried and Johnson Matthey, and major competitors of our dosage product line include Teva, Mylan and Watson. Although competition is steadily increasing and we expect new entrants into this market, we believe our ability to meet strict production and licensing requirements for controlled substances will enable us to compete effectively. Our secure sources of raw opiate material, manufacturing capabilities, comprehensive generic pain management offering and established relationships with retail pharmacies enable us to compete effectively against larger generics manufacturers such as Teva and Watson. In addition, we believe that our experience with the FDA and DEA provides us the knowledge to successfully operate in this regulatory environment.

Medical Supplies. The markets in which our Medical Supplies segment participates are characterized by intense competition. While customers may choose our products based on reputation for quality, they may increasingly also turn to products from low-cost suppliers. Our Medical Supplies segment competes against branded products offered by 3M, ConMed and First Quality, as well as private-label products provided by low-cost suppliers, such as Cardinal Health and Medline.

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

In addition, from time to time, we have received notification from the U.S. Environmental Protection Agency (EPA) and from state environmental agencies that conditions at a number of sites where we and others disposed of hazardous substances require investigation, cleanup and other possible remedial actions. These agencies may require that we reimburse the government or otherwise pay for the cost of investigation and cleanup of those sites and for compensation for damage to natural resources. We have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations. These projects relate to a variety of activities, including decontamination and decommissioning of radioactive materials, solvents, metals and other hazardous substances. These projects involve both investigation and remediation expenses and capital expenditures.

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

The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information and applicable laws, we believe that it is probable that we will incur investigation and remedial costs, including asset retirement obligations, of approximately $222 million, of which $13 million is included in accrued and other current liabilities and $209 million is included in other liabilities on our balance sheet at September 26, 2008. All accruals have been recorded without giving effect to any possible future insurance proceeds.

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

Employees

At September 26, 2008, we had approximately 41,700 employees. Approximately 20,300 of our employees are based in the United States, approximately 900 of whom are represented by a labor union. In Europe, many of our employees are represented by unions or work councils. We believe that our relations with our employees are satisfactory.

Available Information

Covidien is required to file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Investors may read and copy any document that Covidien files, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access Covidien’s SEC filings.

Our Internet website is www.covidien.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the charters for our Audit Committee, Compensation and Human Resources Committee, Nominating and Governance Committee and Compliance Committee, as well as our Corporate Governance Guidelines and Guide to Business Conduct, under the heading “Corporate Governance” in the Investor Relations section of our website. These charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to shareholders upon request.

Item 1A.	Risk Factors

You should carefully consider the risks described below before investing in our publicly traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical events and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, financial condition and liquidity.

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

Even if we are able to develop, manufacture and obtain regulatory and reimbursement approvals for our new products, the success of those products depends on market acceptance. Market acceptance for our new products could be affected by several factors, including:

•	the availability of alternative products from our competitors;

•	the price of our products relative to that of our competitors;

•	the timing of our market entry; and

•	our ability to market and distribute our products effectively.

Sales of our products are affected by the reimbursement practices of a small number of large public and private insurers.

Sales of our products depend, in part, on the extent to which the costs of our products are reimbursed by governmental health administration authorities, private health coverage insurers and other third-party payors. Our potential customers’ ability to obtain appropriate reimbursement for products and services from these third-party payors affects the selection of products they purchase and the prices they are willing to pay. In addition, demand for new products may be limited unless we obtain reimbursement approval from governmental and private third-party payors prior to introduction. Reimbursement criteria vary by country, are becoming increasingly stringent and require management expertise and significant attention to obtain and maintain qualification for reimbursement.

Major third-party payors for healthcare services both within and outside of the United States continue to work to contain costs through, among other things, the introduction of cost containment incentives and closer scrutiny of healthcare expenditures. The implementation of healthcare reforms both within and outside of the United States may reduce the level at which reimbursement is provided and adversely affect demand for and profitability of our products. Legislative or administrative reforms to U.S. or non-U.S. reimbursement practices that significantly reduce or deny reimbursement for treatments using our products could adversely affect the acceptance of our products and the prices for which our customers are willing to pay and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Cost-containment efforts of our customers, purchasing groups, third-party payors and governmental organizations could adversely affect our sales and profitability.

Many existing and potential customers for our products within the United States have become members of GPOs and IDNs, in an effort to reduce costs. GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple manufacturers with the intention of driving down pricing. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our product portfolio.

Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our profitability.

While having a contract with a GPO or IDN for a given product category can facilitate sales to members of that GPO or IDN, such contract position can offer no assurance that sales volumes of those products will be maintained. GPOs and IDNs increasingly are awarding contracts to multiple suppliers for the same product category. Even when we are the sole contracted supplier of a GPO or IDN for a certain product category, members of the GPO or IDN generally are free to purchase from other suppliers. Furthermore, GPO and IDN contracts typically are terminable without cause upon 60 to 90 days’ notice. Accordingly, although we have multiple contracts with many major GPOs and IDNs, the members of such groups may choose to purchase from our competitors due to the price or quality offered by such competitors, which could result in a decline in our sales and profitability.

Distributors of our products also have begun to negotiate terms of sale more aggressively to increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing and other terms of sale could cause us to lose market share and would adversely affect our business, results of operations, financial condition and cash flows.

Outside the United States, we have experienced pricing pressure from centralized governmental healthcare authorities and increased efforts by such authorities to lower healthcare costs. We frequently are required to engage in competitive bidding for the sale of our products to governmental purchasing agents. Our failure to offer acceptable prices to these customers could adversely affect our sales and profitability in these markets.

We may be unable to protect our intellectual property rights or may infringe on the intellectual property rights of others.

We rely on a combination of patents, trademarks, trade secrets and nondisclosure agreements to protect our proprietary intellectual property. Our efforts to protect our intellectual property and proprietary rights may not be sufficient. We cannot assure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

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

Our products are subject to regulation by the FDA and other national, supranational, federal and state governmental authorities. It can be costly and time-consuming to obtain regulatory approvals to market a medical device or pharmaceutical product. Approvals might not be granted for new devices or drugs on a timely basis, if at all. Regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. Our failure to maintain approvals or obtain approval for new products could adversely affect our business, results of operations, financial condition and cash flows.

We also rely on licenses from the DEA to purchase raw materials used in many of our pharmaceutical products and to manufacture and distribute such products. Our failure to maintain these licenses could adversely affect our pharmaceutical products business.

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

Manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to, our products and result in significant costs and negative publicity. Due to the strong name recognition of our brands, an adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals. We also may undertake voluntarily to recall products or temporarily shut down production lines based on internal safety and quality monitoring and testing data. Any of the foregoing problems could disrupt our business and have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

In connection with acquisitions, we may incur or assume significant debt and unknown or contingent liabilities, such as environmental remediation expense, products liability, patent infringement claims or other unknown liabilities. Financing for acquisitions could decrease our ratio of earnings to fixed charges and adversely affect our borrowing capacity. Furthermore, acquisition financing may not be available to us on acceptable terms if and when required. If we were to undertake an acquisition by issuing equity securities, the acquisition could have a dilutive effect on the interests of the holders of our common shares.

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

Our operations outside of the United States are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs. Sales outside of the United States made up approximately 45% of our net sales in fiscal 2008 and we expect that non-U.S. sales will contribute significantly to future growth. The risks associated with our operations outside the United States include:

•	changes in non-U.S. medical reimbursement policies and programs;

•	multiple non-U.S. regulatory requirements that are subject to change and that could restrict our ability to manufacture and sell our products;

•	possible failure to comply with anti-bribery laws such as the FCPA and similar anti-bribery laws in other jurisdictions;

•	different local product preferences and product requirements;

•	trade protection measures and import or export licensing requirements;

•	difficulty in establishing, staffing and managing non-U.S. operations;

•	different labor regulations;

•	changes in environmental, health and safety laws;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	political instability and actual or anticipated military or political conflicts;

•	economic instability and inflation, recession or interest rate fluctuations; and

•	minimal or diminished protection of intellectual property in some countries.

These risks, individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Foreign currency exchange rates may adversely affect our results.

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Approximately 45% of our net sales for fiscal 2008 were derived from sales in non-U.S. markets, and we expect sales from non-U.S. markets to continue to represent a significant portion of our net sales. Therefore, if the U.S. dollar strengthens in relation to the currencies of other countries where we sell our products, such as the euro, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant effect on our operating results.

Most of our customer relationships outside of the United States are with governmental entities and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions.

The FCPA and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. As noted in the Legal Proceedings discussion in Part I, Item 3 of this annual report, Tyco International has disclosed to the Department of Justice (DOJ) and SEC potential non-compliance with the FCPA. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial condition and cash flows.

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

Certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal or remediation of hazardous substances or materials at their properties or at properties at which they have disposed of hazardous substances. Liability for investigative, removal and remedial costs under certain federal and state laws are retroactive, strict and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from the EPA and similar state environmental agencies that conditions at a number of formerly owned sites where we and others have disposed of hazardous substances require investigation, cleanup and other possible remedial action and may require that we reimburse the government or otherwise pay for the costs of investigation and remediation and for natural resource damage claims from such sites.

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

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our business and our ability to access financing.

We have exposure to many different industries and counterparties, including commercial banks, investment banks and customers (which include distributors, governments and healthcare organizations) that may experience liquidity issues in the current economic environment. Any such issues may impact these parties’ ability to fulfill contractual obligations to us or might limit or place burdensome conditions upon future transactions with us. Customers may also reduce spending during times of economic uncertainty, and it is possible that suppliers may be negatively impacted. Decreased consumer spending levels, increased difficulty in collecting accounts receivable and increased pressure on prices for our products and services could all result in decreased revenues and have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, although we intend to finance expansion and renovation projects with existing cash, cash flow from operations and borrowing under our existing commercial paper or senior credit facility, we may require additional financing to support our continued growth. Due to the existing uncertainty in the capital and credit markets, however, our access to capital may not be available on terms acceptable to the Company or at all.

Further, general economic conditions have resulted in severe downward pressure on the stock and credit markets, which could reduce the return available on invested corporate cash, reduce the return on investments under pension plans and thereby potentially increase funding obligations, all of which, if severe and sustained, could have a material adverse effect on our results of operations, financial condition and cash flows.

We have disclosed a material weakness in our internal control over financial reporting relating to our accounting for income taxes which could adversely affect our ability to report our financial condition, results of operations or cash flows accurately and on a timely basis.

In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting relating to our accounting for income taxes as of September 26, 2008. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see “Management’s Annual Report on Internal Control over Financial Reporting” under Item 9A, “Controls and Procedures.”

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the deficiencies, it is reasonably possible that internal controls over financial reporting may not have prevented or detected errors that could have been material, either individually or in the aggregate. While considerable actions have been taken to improve our internal controls in response to the identified material weakness related to certain aspects of accounting for income taxes, and further action steps to strengthen controls have been taken, we have determined that further improvements are required in our tax accounting processes before we can consider the material weakness remediated. Our material weakness in controls over accounting for income taxes will not be considered remediated until new internal controls are operational for a period of time and are tested, and management and our independent registered public accounting firm conclude that these controls are operating effectively.

A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. If we are unsuccessful in implementing or following our remediation plan, we may not be able to accurately report our financial condition, results of operations or cash flows or maintain effective internal controls over financial reporting. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and the New York Stock Exchange, including a delisting from the New York Stock Exchange, securities litigation, debt rating agency downgrades or rating withdrawals and a general loss of investor confidence, any one of which could adversely affect the valuation of our common stock and could adversely affect our business prospects.

Risks Relating to Our Separation from Tyco International

Our combined financial information for periods prior to June 29, 2007, is not necessarily representative of the results we would have achieved as an independent, publicly-traded company and may not be a reliable indicator of our future results.

The combined financial information included in this annual report for periods prior to June 29, 2007 does not necessarily reflect the results of operations, financial condition or cash flows that we would have achieved as an independent, publicly-traded company or those that we will achieve in the future, primarily as a result of the following factors:

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

•

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, historically have been satisfied as part of the company-wide cash management practices of Tyco International. As an independent, publicly-traded company, we no longer obtain funds from Tyco International to finance our working capital or other cash requirements. Rather, we must obtain financing from banks, through public offerings or private placements of debt or equity securities or other arrangements.

•	Other significant changes may occur in our cost structure, management, financing and business operations because we operate as a company separate from Tyco International.

We are responsible for a portion of Tyco International’s contingent and other corporate liabilities, including those relating to litigation.

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

Many lawsuits are outstanding against Tyco International. We do not believe that it is feasible to predict the final outcome or resolution of the unresolved proceedings. An adverse outcome from the unresolved proceedings or liabilities or other proceedings for which we will assume joint and several liability under the Separation and Distribution Agreement could be material with respect to our results of operations and cash flows in any given reporting period. Furthermore, Tyco International has the right to control the defense and settlement of the outstanding litigation, subject to certain limitations. The timing, nature and amount of any settlement may not be in our best interests. Also, in the event of any subsequent settlement, we may have limited notice before we would be required to pay our portion of the settlement amount.

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

Our, Tyco International’s and Tyco Electronics’ income tax returns are examined periodically by various tax authorities. In connection with such examinations, tax authorities, including the U.S. Internal Revenue Service, have raised issues and proposed tax adjustments. We, Tyco International and Tyco Electronics are reviewing and contesting certain of the proposed tax adjustments. We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to September 29, 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of such loss was reasonably determinable. As of September 29, 2007, we adopted Financial Accounting Standards Board, (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” As a result, reserves subsequent to that date are based on a determination of whether and how much of a tax benefit we take in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as components of income tax expense. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, we would incur an additional charge to expense. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities generally would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. Substantially all of these potential tax liabilities are recorded in non-current income taxes payable on the balance sheets as payment is not expected within one year.

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

Tyco International has received private letter rulings from the Internal Revenue Service regarding the U.S. federal income tax consequences of the distribution of our common shares and Tyco Electronics common shares to the Tyco International shareholders substantially to the effect that the distribution, except for cash received in lieu of a fractional share of our common shares and the Tyco Electronics common shares, will qualify as tax-free under Sections 368(a)(1)(D) and 355 of the Code. The private letter rulings also provided that certain internal transactions undertaken in anticipation of the separation would qualify for favorable treatment under the Code. In addition to obtaining the private letter rulings, Tyco International obtained opinions from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the distribution and certain internal transactions. The private letter rulings and the opinions relied on certain facts and assumptions, and certain representations and undertakings, from us, Tyco Electronics and Tyco International regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter rulings and the opinions, the Internal Revenue Service could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, Tyco International would recognize a gain in an amount equal to the excess of the fair market value of our common shares and Tyco Electronics common shares distributed to Tyco International shareholders on the distribution date over Tyco International’s tax basis in such common shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, we would incur significant U.S. federal income tax liabilities if it ultimately is determined that certain internal transactions undertaken in anticipation of the separation should be treated as taxable transactions.

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

Tax Legislation

We continue to assess the impact of various U.S. federal and state legislative proposals, and modifications to existing tax treaties between the United States and other countries, that could result in a material increase in our U.S. federal and state taxes. In October 2004, the United States Congress enacted legislation affecting the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. Such legislation did not, however, retroactively apply to us. More recently, several proposals were introduced in the United States House of Representatives and Senate that, if ultimately enacted by the United States Congress, would limit treaty benefits on certain payments made by our U.S. subsidiaries to non-U.S. affiliates or otherwise could result in a material increase in U.S. federal and state taxes. We cannot predict the outcome of any specific legislative proposals. However, if such proposals were to be enacted, or if modifications were to be made to certain existing tax treaties, the consequences could have a materially adverse impact on us, including substantially reducing the benefits of our corporate structure, materially increasing our tax burden, or otherwise adversely affecting our results of operations, financial condition or cash flows.

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

Our executive offices in the United States are located in a leased facility in Mansfield, Massachusetts. Including the facilities used by businesses which we have now classified as discontinued operations, as of September 26, 2008, we owned or leased a total of 346 facilities in 62 countries. Our owned facilities consist of approximately 13 million square feet, and our leased facilities consist of approximately 8 million square feet. Our 60 manufacturing facilities are located in the United States and in 15 other countries. We believe all of these facilities are well-maintained and suitable for the operations conducted in them.

These facilities are used by the following business segments:

Number of Facilities
Medical Devices	250
Imaging Solutions	49
Pharmaceutical Products	25
Medical Supplies	13
Corporate	9

Total	346

Item 3.	Legal Proceedings

Covidien Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. We believe that these legal proceedings and claims will likely be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect these proceedings will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. The most significant of these matters are discussed below.

Patent Litigation

We and Applied Medical Resources Corp. are involved in the following patent infringement actions related to trocar products used in minimally invasive surgical procedures:

(1)	Applied Medical Resources Corp. v. United States Surgical is a patent infringement action that was filed in the United States District Court for the Central District of California on July 31, 2003. U.S. Surgical is one of our subsidiaries. The complaint alleges that U.S. Surgical’s Versaseal Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical’s motion for summary judgment of non-infringement. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanded the case for further proceedings. On January 9, 2007, the district court entered an order that denied both parties’ motions for summary judgment on the grounds that material facts remain in dispute. On February 20, 2008, following a five-week trial, a jury returned a verdict finding that U.S. Surgical’s product does not infringe Applied Medical’s ‘553 patent. On April 29, 2008, the district court denied Applied Medical’s post-trial motion seeking judgment as a matter of law or, alternatively, a new trial. Following this ruling, Applied Medical appealed to the United States Court of Appeals for the Federal Circuit seeking a new trial. Oral argument in that appeal took place on November 6, 2008.

(2)	Tyco Healthcare Group LP v. Applied Medical Resources Corp. is a patent infringement action that was filed in the United States District Court for the Eastern District of Texas, Lufkin Division on July 19, 2006. The complaint alleges that Applied Medical’s “Universal Seal” in its trocar product infringes our U.S. Patent No. 5,304,143, No. 5,685,854, No. 5,542,931, No. 5,603,702 and No. 5,895,377. We are seeking injunctive relief and unspecified monetary damages. The parties are in the discovery stage. Trial is scheduled to begin on July 8, 2009.

Becton Dickinson and Company v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the District of Delaware on December 23, 2002. The complaint alleges that our Monoject Magellan safety needle and safety blood collector products infringe Becton Dickinson’s U.S. Patent No. 5,348,544. Following trial, on October 26, 2004, the jury returned a verdict finding that we willfully infringed Becton Dickinson’s patent and awarded Becton Dickinson $4 million in lost profits damages and reasonable royalty damages. In post-trial proceedings, we filed motions for judgment as a matter of law, or, alternatively, for a new trial. Becton Dickinson filed a post-trial motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a motion for a permanent injunction. On March 31, 2006, the trial court issued a memorandum and order on the parties’ post-trial motions denying our motion for judgment as a matter of law; granting our motion for a new trial on the issue of infringement; and denying Becton Dickinson’s motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a permanent injunction. On November 30, 2007, following the new trial, a jury returned a verdict finding that we infringed Becton Dickinson’s patent. Before submitting the case to the jury, the district court granted judgment as a matter of law in our favor finding that we did not willfully infringe Becton Dickinson’s patent. We have filed post-trial motions in the district court for judgment as a matter of law or, in the alternative, for a new trial. Becton Dickinson has filed a motion for permanent injunction. On September 11, 2008, the district court denied our motion for a new trial. On October 17, 2008 the district court denied our motion for judgment as a matter of law. On October 29, 2008, the district court awarded Becton Dickinson $58 million in damages and prejudgment interest; ordered a post-verdict accounting for additional damages that have accrued since the trial’s conclusion; and ordered a permanent injunction precluding us from selling the Monoject Magellan safety needle products that the jury found to have infringed. The injunction is scheduled to take effect on December 17, 2008. We have appealed to the United States Court of Appeals for the Federal Circuit. We are also launching redesign products that we believe do not infringe Becton Dickinson’s patent. We have assessed the status of this matter and have concluded that it is more likely than not that the infringement finding will be overturned, and, further, we intend to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in our financial statements with respect to any damage award.

Antitrust Litigation

Masimo Corporation v. Tyco Healthcare Group LP and Mallinckrodt, Inc. was filed on May 22, 2002 in the United States District Court for the Central District of California. Masimo alleges violations of antitrust laws by us in the markets for pulse oximetry products. Masimo alleges that we used our market position to prevent hospitals from purchasing Masimo’s pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages. The damages are automatically trebled under the antitrust statute to an award of $420 million. If ultimately successful, Masimo’s attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. On March 22, 2006, the district court issued its memorandum of decision regarding the post-trial motions. In the memorandum, the district court vacated the jury’s liability findings on two business practices; affirmed the jury’s liability finding on two other business practices; vacated the jury’s damage award in its entirety; and ordered a new trial on damages. The district court held the new trial on damages on October 18 and 19, 2006. On January 25, 2007, the district court ordered an additional hearing on the issue of damages, which took place on March 22, 2007. On June 7, 2007, the district court issued its memorandum of decision in the new trial on damages and awarded Masimo $14.5 million in damages. The damages are automatically trebled under the antitrust statute to an award of $43.5 million. On June 29, 2007, the district court entered final judgment awarding Masimo $43.5 million in damages, denying Masimo’s demand for a permanent injunction, and retaining jurisdiction to determine the amount of attorney’s fees and costs, if any, to be awarded Masimo. On November 5, 2007, the district court issued an order granting Masimo $8.7 million in attorney’s fees and costs. Following entry of judgment, both parties appealed to the United States Court of Appeals for the Ninth Circuit. Oral argument in that appeal is scheduled for December 8, 2008. We have assessed the status of this matter and have concluded that it is more likely than not that the liability findings and damages award (including attorney’s fees and costs) will be overturned, and, further, we intend to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in our financial statements with respect to this damage award.

Beginning on August 29, 2005 with Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, L.P., and Mallinckrodt Inc., 12 consumer class actions have been filed in the United States District Court for the Central District of California. In all of the complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by us in violation of the federal antitrust laws. The 12 complaints were subsequently consolidated into a single proceeding styled In re: Pulse Oximetry Antitrust litigation. By stipulation among the parties, six putative class representatives dismissed their claims against us, leaving six remaining putative class representatives as plaintiffs in the consolidated proceeding. On December 21, 2007, the district court denied the plaintiffs’ motion for class certification. On March 14, 2008, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ request for leave to appeal the district court’s denial of their motion for class certification. On July 9, 2008, the district court granted our motion for summary judgment which resulted in the dismissal of all claims. The plaintiffs have appealed both rulings to the United States Court of Appeals for the Ninth Circuit.

Rochester Medical Corporation, Inc. v. C.R. Bard, Inc., et al. is a complaint filed against us, another manufacturer and two group purchasing organizations in the United States District Court for the Eastern District of Texas on March 15, 2004. The complaint alleges that we and the other defendants conspired or acted to exclude Rochester Medical from markets for urological products in violation of federal and state antitrust laws. Rochester Medical also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. Rochester Medical seeks injunctive relief and damages. Any damages awarded under the federal antitrust laws will be subject to statutory trebling. Rochester Medical has reported that it has settled its claims against defendants C.R. Bard, Inc. and Premier, Inc./Premier Purchasing Partners, L.P. and Novation, LLC/VHA, Inc. Prior to settlement with these three parties, Rochester Medical alleged a damages figure of approximately $213 million against all defendants for all claims. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. We intend to defend this action vigorously. Trial is scheduled to begin on January 5, 2009.

Daniels Sharpsmart, Inc. v. Tyco International (US) Inc., et al. is a complaint filed against us, another manufacturer and three GPOs in the United States District Court for the Eastern District of Texas on August 31, 2005. The complaint alleges that we monopolized or attempted to monopolize the market for sharps containers and that we and the other defendants conspired or acted to exclude Daniels from the market for sharps containers in violation of federal and state antitrust laws. Daniels also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. Daniels seeks injunctive relief and unspecified monetary damages, including treble damages. Daniels dismissed with prejudice its claims against Consorta, Inc., one of the defendant GPOs. Also, following a settlement, Daniels dismissed with prejudice its claims against the other two defendant GPOs, Novation, LLC/VHA, Inc. and Premier, Inc./Premier Purchasing Partners, L.P., as well as its claims against Becton Dickinson and Company. At this time, it is not possible for us to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. We intend to defend this action vigorously. Trial is scheduled to begin on January 5, 2009 for claims against us.

Natchitoches Parish Hospital Service District, et al. v. Tyco International, Ltd., et al. is a class action lawsuit filed against us on September 15, 2005 in the United States District Court for the District of Massachusetts. In the complaint, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege that they and others paid for sharps containers as a result of anticompetitive conduct by us in violation of federal antitrust laws. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. We intend to vigorously defend this action. On August 29, 2008, the district court granted the plaintiffs’ motion for class certification. We filed a request for leave with the United States Court of Appeals for the First Circuit to appeal the district court’s granting of the plaintiffs’ motion for class certification. No trial date has been scheduled.

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

Our involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in our experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. We have not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intend to continue to vigorously defend these lawsuits. When appropriate, we settle claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of September 26, 2008, there were 10,586 asbestos liability cases pending against Mallinckrodt.

We estimate pending asbestos claims and claims that were incurred but not reported, as well as related insurance recoveries. Our estimate of our liability for pending and future claims is based on claim experience over the past five years and covers claims expected to be filed over the next seven years. We believe that we have adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe that the final outcome of all known and anticipated future claims, after taking into account insurance coverage, will not have a material adverse effect on our results of operations, financial condition or cash flows.

Environmental Proceedings

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. One of our subsidiaries, Mallinckrodt LLC, owned and operated a chemical manufacturing facility located in Orrington, Maine from 1967 until 1982. This facility was sold in 1982 to Hanlin Group, Inc., who then sued Mallinckrodt in 1989 alleging that Mallinckrodt had violated various environmental laws during its operation of the facility. These alleged claims were settled in 1991. Under the settlement agreement, Mallinckrodt agreed to pay certain specific costs for the completion of an environmental site investigation required by the EPA and the Maine Department of Environmental Protection (MDEP). Based on the site investigation, Mallinckrodt completed a Corrective Measures Study (CMS) plan and submitted it to the EPA and MDEP in 2004. MDEP has orally indicated that it does not agree with Mallinckrodt’s proposed remedial alternative. Mallinckrodt has been in discussions with MDEP regarding potential alternatives to the remediation approach proposed by Mallinckrodt in the CMS. Mallinckrodt is not certain at this time of the potential outcome of these discussions. Mallinckrodt has been advised that issuance of an implementation order from MDEP outlining its preferred remedial alternative is pending. Mallinckrodt is the only remaining party responsible for remediation at this site.

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

On July 29, 2002, following a March 2002 trial, the district court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that Mallinckrodt was liable for the cost of performing a study of the river and bay. Since that order, the district court has appointed a study panel to oversee the study. The study panel has prepared a “study plan,” which calls for three years of field work, followed by a fourth year for “data synthesis.” The study panel has commenced Phase II study activities which involve more detailed investigation of mercury impacts to the Penobscot River and its animal and plants over a number of years. The district court has also created an escrow account from which to pay bills associated with the study, and the district court periodically has ordered Mallinckrodt to deposit money into the escrow account.

In July 2005, the district court entered an opinion and order approving the study plan, which Mallinckrodt subsequently appealed to the United States Court of Appeals for the First Circuit. We received a Notice of Opinion and Decision in the above-referenced matter on December 22, 2006. The First Circuit Court of Appeals upheld the district court’s decision and affirmed its rulings in all respects. We filed a petition for certiorari with the United States Supreme Court seeking review of the First Circuit’s decision, but the petition for certiorari was denied.

The ultimate cost of site cleanup is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 26, 2008, we concluded that it was probable that we would incur remedial costs in the range of approximately $95 million to $257 million for the cleanup of all known sites for which the costs are currently estimable. As of September 26, 2008, we concluded that the best estimate within this range was $125 million, discounted using risk free rates where appropriate, of which $13 million was included in accrued and other current liabilities and $112 million was included in other liabilities on the balance sheet. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial condition or cash flows. This accrual does not include potential costs that we may incur if we are ordered to remediate environmental conditions in the Penobscot River and Bay. At this time, it is not possible for us to estimate the amount of any such potential additional remediation costs.

Other Matters

Covidien is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. We do not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on our results of operations, financial condition or cash flows.

Tyco International-related Legal Proceedings

Pursuant to the Separation and Distribution Agreement, we assumed a portion of Tyco International’s contingent and other corporate liabilities, including potential liabilities relating to certain of Tyco International’s outstanding litigation matters. We are responsible for 42% of potential liabilities that may arise upon the settlement of such pending litigation. Covidien, Tyco International and Tyco Electronics are jointly and severally liable for the full amount of these liabilities under the Separation and Distribution Agreement. Accordingly, if Tyco International or Tyco Electronics were to default on their obligation to pay their allocated share of these liabilities, we would be required to pay additional amounts. Under the terms of the Separation and Distribution Agreement, Tyco International will manage and control all legal matters related to assumed contingent liabilities, including the defense or settlement thereof, subject to certain limitations and exceptions. Tyco International’s various outstanding litigation proceedings are discussed below.

Securities Class Actions Settlement and Legacy Securities Matters

Prior to the separation, Tyco International and certain of its former directors and officers were named as defendants in a number of class actions alleging violations of the disclosure provisions of the federal securities laws and also are named as defendants in several Employee Retirement Income Security Act of 1974, as amended “(ERISA)” related class actions. As previously disclosed, in fiscal 2007, Tyco International entered into an agreement to settle 32 purported securities class action lawsuits in which Tyco International and certain of its former directors and officers were named as defendants, and Covidien contributed its share to a $2.975 billion escrow account established in connection with the settlement. All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008. The claims administrator for the settlement class is currently reviewing all of the filed claims to determine whether and to what extent the claims should be allowed and the portion of the settlement fund allocable to each claimant. The settlement did not, however, resolve the following securities cases discussed below: Hess v. Tyco International Ltd., et al., Stumpf v. Tyco International Ltd., et al., Hall v. Kozlowski, et al., Sciallo v. Tyco International Ltd., et al. and Jasin v. Tyco International Ltd., et al. The settlement also did not resolve claims arising under ERISA which are not common to all class members, including any claims asserted in Overby, et al. v. Tyco International Ltd. In addition, as described below, a number of class members have opted out of the settlement.

Hess v. Tyco International Ltd., et al., was filed on June 3, 2004 in the Superior Court of the State of California for the County of Los Angeles against certain of Tyco International’s former directors and officers, Tyco International’s former auditors, and Tyco International. The complaint, which was amended on July 9, 2007, asserts claims of fraud, negligent representation, aiding and abetting breach of fiduciary duty, and breach of fiduciary duty in connection with, and subsequent to, an underlying settlement of litigation brought by shareholders in Progressive Angioplasty Systems, Inc. where the plaintiffs received Tyco International’s stock as consideration. The amended complaint alleges collective losses of not less than $20 million and seeks compensatory and punitive damages. Tyco International agreed to contribute $16 million to settle this case. During the fourth quarter of fiscal 2008, we recorded a charge of $7 million for our portion of the settlement.

Stumpf v. Tyco International Ltd., et al. was transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation. The complaint asserts claims against Tyco International based on federal securities laws. In orders dated September 2, 2005 and January 6, 2005, the court denied Tyco International’s motion to dismiss. On June 12, 2007, the court certified a purported class consisting of all persons or entities who purchased TyCom stock, either pursuant to a July 26, 2000 registration statement and prospectus for TyCom’s initial public offering, or on the open market between July 26, 2000 and December 17, 2001. On June 26, 2007, Tyco International filed a Rule 23(f) petition seeking leave to appeal the class certification order. On September 13, 2007, the United States Court of Appeals for the First Circuit denied Tyco International’s petition.

Hall v. Kozlowski, et al. an action relating to plaintiff’s employment, 401(k) and pension plans and ownership of Tyco International stock, was also transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation.

Sciallo v. Tyco International Ltd., et al., was filed on September 30, 2003 in the United States District Court for the Southern District of New York. The plaintiffs purport to be former executives of U.S. Surgical who traded their U.S. Surgical stock options for Tyco International stock options when Tyco International acquired U.S. Surgical on October 1, 1998. Plaintiffs named as defendants Tyco International and certain former Tyco International directors and executives. The complaint asserts causes of action under federal securities laws and for common law fraud and negligence, and violation of New York General Business Law Section 349, which prohibits deceptive acts and practices in the conduct of any business. The complaint alleges that defendants made materially false and misleading statements and omissions concerning, among other things, Tyco International’s financial condition and accounting practices. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. Tyco International agreed to settle this case for $2 million. During the fourth quarter of fiscal 2008, we recorded a charge of $1 million for our portion of the settlement.

Jasin v. Tyco International Ltd., et al. was filed on September 2, 2004 in the Court of Common Pleas for Dauphin County, Pennsylvania. This pro se plaintiff named as additional defendants Tyco International (US) Inc. and certain of Tyco International’s former executives. Plaintiff’s complaint asserts causes of action under federal securities laws and for common law fraud, negligent misrepresentation, unfair trade practice, breach of contract, breach of the duty of good faith and fair dealing, and violation of Section 1-402 of the Pennsylvania Securities Act of 1972. Tyco International removed the complaint to the United States District Court for the Middle District of Pennsylvania and the Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. Discovery in this action is ongoing.

Securities Class Action Settlement Opt-Outs

As of September 26, 2008, the following opt-out complaints had been filed which remain outstanding: Franklin Mutual Advisers, LLC v. Tyco International Ltd., filed on September 24, 2007 in the United States District Court for the District of New Jersey, Teachers Retirement System of Texas, et al. v. Tyco International Ltd., et al., filed on November 29, 2007 in the United States District Court for the District of New Jersey, Blackrock Global Allocation Fund, Inc., et al. v. Tyco International Ltd., et al., filed on January 29, 2008 in the United States District Court for the District of New Jersey, Nuveen Balanced Municipal and Stock Fund, et al. v. Tyco International Ltd., et al., filed on January 29, 2008 in the United States District Court for the District of New Jersey, Federated American Leaders Fund, Inc. et al. v. Tyco International Ltd., et al., filed on January 24, 2008 in the United States District Court for the District of New Jersey, and State Treasurer of the State of Michigan, as Custodian of the Michigan Public School Employees Retirement System, State Employees’ Retirement System, Michigan State Police Retirement System and Michigan Judges Retirement System v. Tyco International Ltd., et al., filed on February 8, 2008 in the United States District Court for the Eastern District of Michigan.

Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. It is our understanding that Tyco International intends to vigorously defend any litigation resulting from opt-out claims. At this time, it is not possible to predict the final outcome or to estimate the amount of loss or possible loss, if any, that might result from an adverse resolution of these outstanding asserted claims or from any unasserted claims.

ERISA Litigation

As previously reported in our periodic filings, Tyco International and certain of its current and former employees, officers, and directors have been named as defendants in eight class actions brought under ERISA. Two of the actions were filed in the United States District Court for the District of New Hampshire and the six remaining actions were transferred to that court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The consolidated complaint purports to bring claims on behalf of the Tyco International Retirement Savings and Investment Plans and the participants therein and alleges that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; Tyco International’s mergers and acquisitions and the accounting therefor, as well as allegedly undisclosed acquisitions; and misstatements of Tyco International’s financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in Tyco International’s shares when it was not a prudent investment. The complaints seek recovery of alleged plan losses arising from alleged breaches of fiduciary duties. On August 15, 2006, the court entered an order certifying a class “consisting of all Participants in the Plans for whose individual accounts the Plans purchased and/or held shares of Tyco Stock Fund at any time from August 12, 1998 to July 25, 2002.” On January 11, 2007, plaintiffs filed a motion, assented to by Tyco International that proposed an agreed upon form of notice of the ERISA class action on potential class members. This matter remains in litigation and we understand that Tyco International intends to vigorously defend it. Our share of any losses resulting from an adverse resolution of this matter is not estimable at this time and could have a material adverse effect on our results of operations, financial condition or cash flows.

Subpoenas and Document Requests from Governmental Entities

Tyco International and others have received various subpoenas and requests from the U.S. Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into Tyco International’s governance, management, operations, accounting and related controls. The Department of Labor is investigating Tyco International and the administrators of certain of its benefit plans. Tyco International cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties. Our share of any losses resulting from an adverse resolution of this matter is not estimable at this time and could have a material adverse effect on our results of operations, financial condition or cash flows.

Compliance Matters

Tyco International has received and responded to various allegations that certain improper payments were made in recent years by Tyco International subsidiaries, including subsidiaries which are now part of Covidien. During 2005, Tyco International reported to the DOJ and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the FCPA, that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. We will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper payments identified by us in the course of our ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Covidien and FCPA requirements. At this time, we cannot predict the outcome of these matters or other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, which may result from an adverse resolution of these matters. However, it is possible that we may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on our results of operations, financial condition or cash flows.

Any judgment required to be paid or settlement or other cost incurred in connection with these matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which provides that Covidien, Tyco International and Tyco Electronics will retain liabilities primarily related to each of its continuing operations. Any liabilities not primarily related to a particular company will be shared equally among Covidien, Tyco International and Tyco Electronics.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Listed below are our executive officers as of November 25, 2008, each of whom, unless otherwise indicated below, has been an employee of Covidien or its affiliates and held the position indicated during the past five years. References below to Covidien include the Tyco Healthcare business which, until our separation in June 2007, was part of Tyco International. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the board of directors, the executive officers are elected by the board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

Name	Age	Position(s)
Richard J. Meelia	59	Chairman of the Board of Directors, President and Chief Executive Officer
Charles J. Dockendorff	54	Executive Vice President and Chief Financial Officer
Jose E. Almeida	46	Senior Vice President and President, Medical Devices
Timothy R. Wright	50	Senior Vice President and President, Pharmaceutical Products and Imaging Solutions
Eric A. Kraus	47	Senior Vice President, Corporate Communications
John H. Masterson	47	Senior Vice President and General Counsel
Amy A. McBride-Wendell	47	Senior Vice President, Strategy and Business Development
Karen A. Quinn-Quintin	50	Senior Vice President, Human Resources
Richard G. Brown, Jr.	60	Vice President, Chief Accounting Officer and Corporate Controller
Kevin G. DaSilva	44	Vice President and Treasurer
Eric C. Green	50	Vice President, Chief Tax Officer
Coleman N. Lannum	44	Vice President, Investor Relations

Richard J. Meelia—Mr. Meelia has served as the Chairman of our Board of Directors since October of 2008. He has served on our Board of Directors and has been our President and Chief Executive Officer since June 2007. From January 2006 through the separation, Mr. Meelia was the Chief Executive Officer of Covidien and from 1995 through the separation, Mr. Meelia was also the President of Covidien. Mr. Meelia is a director of Haemonetics Corporation.

Charles J. Dockendorff—Mr. Dockendorff has been Executive Vice President and Chief Financial Officer of Covidien since December 2006. Prior to that, Mr. Dockendorff served as Vice President, Chief Financial Officer and Controller of Covidien since 1995.

Jose E. Almeida—Mr. Almeida has been our Senior Vice President since June 2007. Mr. Almeida has been President, Medical Devices of Covidien since October 2006 and prior to that was President of Covidien’s International business since April 2004. From January 2003 to April 2004, Mr. Almeida was Chief Operating Officer of Greatbatch Technologies and from July 1998 to 2002, he was Vice President, Manufacturing of Covidien.

Timothy R. Wright—Mr. Wright has been our Senior Vice President since June 2007 and has been President, Pharmaceutical Products and Imaging Solutions of Covidien since February 2007. Prior to joining Covidien, Mr. Wright was Non-Executive Chairman of ParagonRx from 2006 to 2007. Mr. Wright was Chief Operating Officer of Xanodyne Pharmaceuticals from 2005 to 2006, Interim Chief Executive Officer, President and Board Member of AAIPharma from 2004 to 2005, President, Global Commercial Operations of Elan Bio-Pharmaceuticals from 2001 to 2004, and Senior Vice President, Healthcare Product Services of Cardinal Health from 1999 to 2001. Prior to joining Cardinal Health, Mr. Wright held senior management positions in the U.S. and abroad at DuPont Merck Pharmaceutical from 1986 to 1999. Mr. Wright is a director of Antigenics Inc., a biotechnology company that develops treatments for cancers and infectious diseases.

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

Karen A. Quinn-Quintin—Ms. Quinn-Quintin has been Senior Vice President, Human Resources of Covidien since October 2006. Prior to joining Covidien, Ms. Quinn-Quintin was Senior Vice President and Chief Human Resources Officer at Andrew Corporation from July 2003 to October 2006. Prior to joining Andrew, she was Vice President, Human Resources of Textron, Inc. from 2002 to March 2003 and Vice President, Human Resources of the Industrial Products division of Textron, Inc. from 1997 to 2002.

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

The number of registered holders of Covidien’s common shares at November 17, 2008 was 37,983.

Covidien common shares are listed and traded on the New York Stock Exchange (NYSE) and the Bermuda Stock Exchange under the symbol “COV.” The following table sets forth the high and low sales prices of Covidien common shares as reported by the NYSE from July 2, 2007, the date on which we commenced “regular way” trading on the NYSE following the consummation of our separation from Tyco International, and the dividends paid on Covidien common shares.

	Market Price Range		Dividend Per Common Share
Fiscal Year 2008	High	Low
First Quarter	$45.12	$37.73	$—
Second Quarter	$46.11	$40.15	$0.32
Third Quarter	$50.50	$43.05	$0.16
Fourth Quarter	$57.00	$46.34	$0.16

Fiscal Year 2007
Fourth Quarter	$45.00	$36.90	$0.16

Dividend Policy

Covidien paid dividends of $320 million on its common shares in fiscal 2008. On September 26, 2008, the Board of Directors declared a quarterly cash dividend of $0.16 per share to shareholders of record at the close of business on October 9, 2008. The dividend was paid on November 6, 2008. We expect that we will continue to pay comparable dividends to holders of our common shares. The timing, declaration and payment of future dividends to holders of our common shares, however, falls within the discretion of our Board of Directors and will depend upon many factors, including the statutory requirements of Bermuda law, our earnings and financial condition, the capital requirements of our businesses, industry practice and any other factors the Board of Directors deems relevant.

Item 6.	Selected Financial Data

The following table presents selected financial and other data for Covidien Ltd. The statement of operations data set forth below for fiscal 2008, 2007 and 2006, and the balance sheet data at September 26, 2008 and September 28, 2007, are derived from our audited financial statements included elsewhere in this annual report. The statement of operations data for fiscal 2005 and the balance sheet data at September 29, 2006 are derived from our audited financial statements that are not included in this annual report. The statement of operations data for fiscal 2004 and the balance sheet data at September 30, 2005 and 2004 are derived from our unaudited financial statements that are not included in this annual report. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information set forth herein.

The selected historical financial data presented below should be read in conjunction with our financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Our financial information may not be indicative of our future performance and does not necessarily reflect what our results of operations and financial condition would have been had we been operating as an independent, publicly-traded company prior to June 29, 2007.

	Fiscal Year
	2008	2007	2006	2005	2004
	(dollars in millions)
Statement of Operations Data:
Net sales	$9,910	$8,895	$8,313	$8,268	$7,803
Research and development expenses	341	260	248	221	204
In-process research and development charges	22	38	63	—	—
Restructuring charges	77	57	—	—	—
Operating income(1)	1,946	585	2,052	2,011	2,033
Interest expense, net	(166)	(153)	(139)	(163)	(191)
Other income (expense), net(2)	199	(135)	(13)	(248)	(70)
Income from continuing operations before income taxes	1,979	297	1,900	1,600	1,772
Income (loss) from continuing operations	1,443	(165)	1,430	1,121	1,316
(Loss) income from discontinued operations, net of income taxes	(82)	(177)	(275)	(86)	85
Net income (loss)	1,361	(342)	1,155	1,035	1,401
Balance Sheet Data (End of Period):
Total assets	$16,003	$18,328	$14,108	$14,784	$15,132
Long-term debt	2,986	3,565	2,248	2,544	3,510
Shareholders’ equity	7,747	6,742	8,621	8,007	7,611
Common Share Data:
Basic earnings per share:
Income (loss) from continuing operations	$2.89	$(0.33)	$2.88	$2.26	$2.65
Net income (loss)	2.72	(0.69)	2.33	2.08	2.82
Diluted earnings per share:
Income (loss) from continuing operations	$2.86	$(0.33)	$2.88	$2.26	$2.65
Net income (loss)	2.70	(0.69)	2.33	2.08	2.82
Cash dividend declared per share	$0.64	$0.16	$—	$—	$—
Basic weighted-average number of shares outstanding(3)	500	497	497	497	497
Diluted weighted-average number of shares outstanding(3)	505	497	497	497	497
Other Data:
Operating margin(1)	19.6%	6.6%	24.7%	24.3%	26.1%
Number of employees (thousands)	42	44	43	41	39

(1)	Operating income and margin for fiscal 2008 includes a $42 million net charge for our portion of Tyco International’s shareholder settlements, net of insurance recoveries. Note 19 to our financial statements provides further information regarding these settlements. Operating income and margin for fiscal 2007 includes an allocated class action settlement charge, net of related insurance recoveries of $1.202 billion and intangible asset impairment charges of $34 million. Operating income and margin for fiscal 2006 includes a net gain on divestitures of $48 million and incremental stock option charges of $33 million required under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” Operating income and margin for fiscal 2005 includes a charge for a patent litigation settlement of $277 million.

(2)	Amount for fiscal 2008 relates primarily to the impact of the Tax Sharing Agreement resulting from the adoption of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Amounts for fiscal 2007, 2005 and 2004 consist primarily of the allocation of Tyco International’s loss on the retirement of debt. Note 17 to our financial statements provides further information regarding these amounts.
(3)	The common shares outstanding immediately following the separation from Tyco International were used to calculate basic and diluted earnings per share for the periods prior to the separation because no common shares, share options or restricted shares of Covidien were outstanding on or before June 29, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our selected financial data and our financial statements and the accompanying notes included in this annual report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and under the headings “Risk Factors” and “Forward-Looking Statements.”

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

Covidien Ltd. was incorporated in Bermuda in 2000 as a wholly-owned subsidiary of Tyco International Ltd. Until June 29, 2007, however, Covidien did not engage in any significant business activities and held minimal assets. As part of a plan to separate Tyco International into three independent companies, Tyco International transferred the equity interests of the entities that held all of the assets and liabilities of its healthcare businesses to Covidien and, on June 29, 2007, distributed all of its shares of Covidien to its shareholders. Our financial results reflect the consolidated operations of Covidien Ltd. as an independent publicly-traded company following June 29, 2007, and a combined reporting entity comprised of the assets and liabilities used in managing Tyco International Ltd.’s healthcare businesses, including Covidien Ltd., prior to and including June 29, 2007.

Our financial statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America. For periods prior to the separation, certain general corporate overhead, other expenses, debt and related net interest expense and loss on early extinguishment of debt have been allocated to us by Tyco International. Management believes such allocations are reasonable; however, they may not be indicative of the actual expenses we would have incurred had we been operating as an independent, publicly traded company. Note 17 to our financial statements provides additional information regarding allocated expenses.

Strategic Acquisitions and Divestitures

As part of our management of Covidien, we regularly engage in strategic reviews of our businesses to improve operations, financial returns and alignment between our businesses and our strategy. We have made strategic acquisitions and divestitures in the past and we continue to explore strategic alternatives for our businesses, including licensing and distribution transactions and selective acquisitions as well as divestitures of non-strategic and/or underperforming businesses.

Acquisitions

During fiscal 2008, our Medical Devices segment acquired Tissue Science Laboratories plc (“TSL”) for $74 million. TSL is a medical device company dedicated to the research, development and commercialization of tissue implant products for surgical and wound care therapies. The acquisition of TSL provides us with a leading tissue repair technology and accelerates our entry into the biologic hernia repair market. TSL’s Permacol(R) product complements our current soft tissue product offerings and allows us to offer a full line of differentiated hernia repair products.

In November 2007, our Medical Devices segment acquired Scandius Biomedical, Inc. (“Scandius”), a developer of medical devices for sports-related surgeries, for $27 million. The acquisition of Scandius enables us to offer customers innovative soft tissue repair devices for common sports injuries.

In April 2007, our Medical Devices segment acquired intellectual property from Sorbx, LLC (“Sorbx”), a developer of an absorbable tack technology used in hernia repair procedures, for $30 million. The acquisition of the intellectual property from Sorbx will allow us to expand our surgical devices portfolio, while leveraging our global distribution capabilities.

In September 2006, our Medical Devices segment acquired 59% ownership of Airox S.A. (“Airox”) for $59 million and in November 2006, we acquired the remaining outstanding shares of Airox in a mandatory tender offer for $47 million. Airox is a developer of home respiratory ventilator systems. The acquisition of Airox expands our ventilator product portfolio.

In August 2006, our Medical Devices segment acquired Confluent Surgical, Inc. (“Confluent”), a developer and supplier of polymer-based technology used in sprayable surgical sealants and anti-adhesion products, for $236 million. The acquisition of Confluent allows us to offer bio-surgery products that complement our Syneture suture and Autosuture surgical stapler portfolio.

During fiscal 2006, our Medical Devices segment acquired over 90% ownership in Floreane Medical Implants, S.A. (“Floreane”) for $123 million. Floreane, through its Sofradim line, is an innovator in the development of hernia meshes and surgical implants. The acquisition of Floreane expands our surgical product portfolio and allows us to provide our customers with a complementary range of products, while leveraging our global distribution capabilities. Subsequent to fiscal 2006, we acquired the remaining outstanding shares of Floreane for $12 million.

Divestitures

During fiscal 2008, we approved a plan to sell our Specialty Chemicals business within the Pharmaceutical Products segment and sold our Retail Products segment and our European Incontinence Products business within the Medical Supplies segment. We decided to sell these businesses because their products and customer bases are not aligned with our long-term strategic objectives. These businesses all met the held for sale and discontinued operations criteria and, accordingly, have been included in discontinued operations for all periods presented. See “Discontinued Operations” for further information.

In January 2006, we completed the sale of our Radionics product line within the Medical Devices segment, which included minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. In connection with this sale, we received net proceeds of $74 million and recorded a gain of $45 million in continuing operations.

Covidien Business Factors Influencing the Results of Operations

Sales and Marketing Investment

Selling and marketing expenses increased approximately $303 million and $186 million in fiscal 2008 and fiscal 2007, respectively, primarily due to an increase in sales and marketing headcount and related compensation programs. The increase in headcount is to support the continuation of our geographic expansion and our increased focus on selling to and supporting customers directly rather than through distributors.

Research and Development Investment

Our research and development expense increased $81 million during fiscal 2008 and increased $12 million during fiscal 2007. We expect these expenditures associated with internal initiatives, as well as licensing or acquiring technology from third party, to increase as we continue to make additional investments to support our growth initiatives. We intend to focus our internal and external investments in those fields that we believe will offer the greatest opportunity for growth and profitability.

Restructuring Initiatives

During fiscal 2007, we launched a $150 million restructuring program, primarily in our Medical Devices segment. This program includes numerous actions designed to improve our competitive position by exiting unprofitable product lines in low-growth and declining-growth markets, reducing excess machine capacity, moving production to lower cost alternatives through plant consolidations and outsourcing initiatives, and relocating certain functions to locations that will enhance our recruiting, development and retention of personnel and lower operating costs. We expect the savings from these restructuring initiatives to partially offset the increased research and development and sales and marketing expenses necessary to support our growth initiatives. During fiscal 2008 and fiscal 2007, we recorded restructuring charges of $77 million and $57 million, respectively, as we consolidated certain facilities, primarily within the Medical Devices segment.

On September 26, 2008, we approved another restructuring program also designed to improve our cost structure and to deliver improved operational growth. This program, which will be launched in fiscal 2009, includes actions in all four segments, as well as at corporate. We expect to incur charges as these actions are undertaken of approximately $200 million under this program, most of which is expected to occur by the end of 2010.

Manufacturing Cost Increases

We use resins, other petroleum-based materials and pulp as raw materials in many of our products. Prices of oil and gas also significantly affect our costs for freight and utilities. Oil, gas and pulp prices are volatile and have increased in fiscal 2008, 2007 and 2006, resulting in higher costs to produce and distribute our products.

Currency Exchange Rates

Our results of operations are influenced by changes in the currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. The percentage of net sales by major currencies for fiscal 2008 is as follows:

U.S. Dollar	57%
Euro	20
Japanese Yen	6
All Other	17

100%

Currency exchange rates also affect our cost of goods sold. To the extent other currencies depreciate against the U.S. dollar, transaction losses result on any products sourced from the United States in U.S. dollars which are then sold in non-U.S. currencies.

Product Recalls

During fiscal 2006, our results were adversely affected by quality systems and regulatory compliance issues that led to product recalls within the Imaging Solutions segment and to a detention order imposed by the FDA that blocked the import and sale in the United States of several temperature monitoring products within our Medical Devices segment that we manufacture at a facility in Mexico. In addition, we were unable to produce certain Imaging Solutions products for a period of time, which adversely affected our sales and manufacturing performance, resulting in underabsorption of manufacturing overhead costs. In certain instances, despite the fact that we were not able to manufacture the product, we were able to obtain alternative sources, but at higher costs.

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

Results of Operations

Fiscal Years Ended 2008, 2007 and 2006

The following table presents results of operations, including percentage of net sales (dollars in millions):

	Fiscal Year
	2008		2007		2006
Net sales	$9,910	100.0%	$8,895	100.0%	$8,313	100.0%
Cost of goods sold	4,601	46.4	4,273	48.0	4,012	48.3

Gross profit	5,309	53.6	4,622	52.0	4,301	51.7
Selling, general and administrative expenses	2,881	29.1	2,446	27.5	1,986	23.9
Research and development expenses	341	3.4	260	2.9	248	3.0
In-process research and development charges	22	0.2	38	0.4	63	0.8
Restructuring charges	77	0.8	57	0.6	—	—
Class action and shareholder settlements, net of insurance recoveries	42	0.4	1,202	13.5	—	—
Intangible asset impairment charges	—	—	34	0.4	—	—
Gain on divestitures	—	—	—	—	(48)	(0.6)

Operating income	1,946	19.6	585	6.6	2,052	24.7
Interest expense	(209)	(2.1)	(188)	(2.1)	(171)	(2.1)
Interest income	43	0.4	35	0.4	32	0.4
Other income (expense), net	199	2.0	(135)	(1.5)	(13)	(0.2)

Income from continuing operations before income taxes	1,979	20.0	297	3.3	1,900	22.9
Income tax expense	536	5.4	462	5.2	470	5.7

Income (loss) from continuing operations	1,443	14.6	(165)	(1.9)	1,430	17.2
Loss from discontinued operations, net of income taxes	(82)	(0.8)	(177)	(2.0)	(275)	(3.3)

Net income (loss)	$1,361	13.7	$(342)	(3.8)	$1,155	13.9

Net sales—Our net sales for fiscal 2008 increased $1.015 billion, or 11.4%, to $9.910 billion, compared with $8.895 billion in fiscal 2007. While revenue increased across all segments in fiscal 2008, the increase was primarily attributable to our Medical Devices segment. Favorable currency exchange rate fluctuations contributed $408 million to the increase in net sales for fiscal 2008.

Our net sales in fiscal 2007 increased $582 million, or 7.0% to $8.895 billion, compared with $8.313 billion in fiscal 2006, with growth across all segments, except Medical Supplies. Currency exchange rate fluctuations contributed $185 million to the increase in net sales.

Net sales generated by our businesses in the United States were $5.435 billion, $5.109 billion and $4.897 billion in fiscal 2008, 2007 and 2006, respectively. Our non-U.S. businesses generated net sales of $4.475 billion, $3.786 billion and $3.416 billion in fiscal 2008, 2007 and 2006, respectively. Our business outside the United States accounted for approximately 45%, 43% and 41% of our net sales for the fiscal 2008, 2007 and 2006, respectively.

Net sales by geographic area for each of the last three fiscal years are shown in the following table (dollars in millions):

	2008	2007	2006	Percentage Change
				2008	2007
United States	$5,435	$5,109	$4,897	6.4%	4.3%
Other Americas	577	480	433	20.2	10.9
Europe	2,750	2,320	2,046	18.5	13.4
Asia—Pacific	1,148	986	937	16.4	5.2

	$9,910	$8,895	$8,313	11.4	7.0

Costs of goods sold—Cost of goods sold was 46.4% of net sales for fiscal 2008, compared with 48.0% of net sales for fiscal 2007. The decreases in cost of goods sold as a percentage of net sales in fiscal 2008 was primarily attributable to favorable sales mix and currency exchange rate fluctuations, which made products manufactured in the United States less expensive in most non-U.S. markets.

Cost of goods sold was 48.0% of net sales in fiscal 2007, compared with 48.3% of net sales in fiscal 2006. The decrease in cost of goods sold as a percentage of net sales for fiscal 2007 was attributable to favorable sales mix in our Medical Devices and Pharmaceutical Products segments, partially offset by higher raw material costs and incremental royalties associated with a legal settlement in our Medical Devices segment.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $435 million, or 17.8%, to $2.881 billion in fiscal 2008, compared with $2.446 billion in fiscal 2007. Selling, general and administrative expenses were 29.1% of net sales for fiscal 2008, compared with 27.5% of net sales for fiscal 2007. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to increases in selling and marketing expenses of $303 million, largely resulting from sales force investments made in our Medical Devices segment to support our growth initiatives.

Selling, general and administrative expenses increased $460 million, or 23.2%, to $2.446 billion in fiscal 2007, compared with $1.986 billion in fiscal 2006. Selling and marketing expenses increased $186 million, primarily due to incremental headcount in the non-U.S. salesforce within our Medical Devices segment. In addition, incremental domestic employee compensation costs contributed $67 million to the increase in selling, general and administrative expenses. Further contributing to the increase were costs of approximately $53 million stemming from the separation associated with the expansion of our corporate infrastructure and the branding of the Covidien name.

Research and development expenses—Research and development expenses increased $81 million, or 31.2%, to $341 million in fiscal 2008, compared with fiscal 2007. This increase resulted primarily from increased spending resulting from incremental headcount and new project spending in our Medical Devices segment and, to a lesser extent, increased spending in our Pharmaceutical Products segment. As a percentage of our net sales, research and development expenses were 3.4% for fiscal 2008, compared with 2.9% for fiscal 2007.

Research and development expenses increased $12 million, or 4.8%, to $260 million in fiscal 2007, compared with $248 million in fiscal 2006, despite the realization of savings associated with restructuring activity in our Medical Devices segment. As a percent of our net sales, research and development expenses decreased slightly to 2.9% in fiscal 2007 from 3.0% in fiscal 2006.

In-process research and development charges—During fiscal 2008, our Medical Devices segment recorded a charge of $12 million for the write-off of in-process research and development associated with the acquisition of Scandius, a developer of medical devices for sports-related surgeries. In addition to this charge, our Medical Devices and Imaging Solutions segments recorded in-process research and development charges totaling $10 million in connection with two smaller acquisitions.

During fiscal 2007, our Medical Devices segment recorded charges totaling $38 million for the write-off of in-process research and development, of which $30 million was associated with the acquisition of intellectual property from Sorbx. In addition, during fiscal 2007 our Medical Devices segment recorded an $8 million in-process research and development charge associated with the acquisition of the remaining outstanding shares of Airox. The above in-process research and development charges related to the development of second-generation technology that had not yet obtained regulatory approval.

During fiscal 2006, our Medical Devices segment recorded charges totaling $63 million for the write-off of in-process research and development associated with acquisitions, $49 million of which related to the acquisition of Confluent. The $49 million in-process research and development charge related to technology Confluent was developing for numerous applications across several surgical disciplines which had not yet received regulatory approval. As of the date of the Confluent acquisition, there were three projects under development at different stages of completion, none of which were considered to be technologically feasible or to have any alternative future use. We determined the valuation of the in-process research and development using, among other factors, appraisals. The value was based primarily on the discounted cash flow method. Future residual cash flows that could be generated from each of the projects were determined based upon management’s estimate of future revenue and expected profitability of the projects and technologies involved. These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the projects to completion. The discount rates applied ranged from 20% to 23%, depending on the project’s stage of completion and the type of FDA approval required.

In addition, during fiscal 2006 our Medical Devices segment recorded an $11 million in-process research and development charge associated with the acquisition of 59% ownership of Airox and a $3 million in-process research and development charge associated with the acquisition of over 90% ownership of Floreane. In-process research and development charges for the entire Airox acquisition totaled $19 million. More information regarding our in-process research and development charges is provided under “Critical Accounting Policies—Business Combinations.”

Restructuring charges—During fiscal 2008, we recorded restructuring charges of $77 million, which is comprised of restructuring charges of $83 million, partially offset by changes in estimates of $6 million. The $83 million of restructuring charges includes asset impairment charges of $18 million primarily related to the write-down of long-lived assets of a manufacturing facility within our Medical Devices segment, which will be closed as a result of cost savings initiatives. The remaining charges and changes in estimates primarily relate to workforce reductions also within Medical Devices.

During fiscal 2007, we recorded restructuring charges of $57 million, which included asset impairment charges of $9 million for the write-down of long-lived assets at several manufacturing facilities within Medical Devices. The remaining $48 million primarily related to severance costs resulting from workforce reductions also within Medical Devices.

Class action and shareholder settlements, net of insurance recoveries—During fiscal 2008, Tyco International paid $36 million to the plaintiffs to settle the action captioned Ballard v. Tyco International Ltd., et al. This payment is subject to the sharing percentages included in the Separation and Distribution Agreement discussed below. Accordingly, during the fiscal 2008, we recorded a charge of $15 million for the payment of our portion of this settlement to Tyco International.

During fiscal 2008, Tyco International paid the State of New Jersey $73 million in exchange for the plaintiffs’ dismissal of the case against Tyco International and certain of its former directors and a former employee. In addition to the settlement charge discussed above, during fiscal 2008, we also recorded a charge of $31 million for the payment of our portion of this settlement in accordance with the sharing percentages included in the Separation and Distribution Agreement.

In November 2008, Tyco International signed definitive agreements to settle the actions entitled Hess v. Tyco International Ltd., et al. and Sciallo v. Tyco International., et al. These agreements call for Tyco International to make payments of $16 million and $2 million, respectively. These payments are also subject to the sharing percentages included in the Separation and Distribution Agreement. Accordingly, we have recorded charges totaling $8 million in our fiscal 2008 statement of operations for the payment of our portion of these settlements to Tyco International.

During fiscal 2007, Tyco International entered into a memorandum of understanding with plaintiffs’ counsel in connection with the settlement of 32 securities class action lawsuits. Under the terms of the memorandum of understanding, the plaintiffs agreed to release all claims against Tyco International, the other settling defendants and ten other individuals in consideration of the payment to the certified class of $2.975 billion plus accrued interest. Under the Separation and Distribution Agreement, the companies share in the liability, with Covidien assuming 42%, Tyco International 27% and Tyco Electronics 31% of the total amount. During fiscal 2007, we were allocated a net charge of $1.202 billion from Tyco International. This amount was comprised of our portion of the class action settlement of $1.249 billion, net of our portion of the related insurance recoveries of $47 million. Because Covidien, Tyco International and Tyco Electronics were jointly and severally liable for the full amount of the settlement, at September 28, 2007, we had a $2.992 billion class action settlement liability for the full amount owed under the settlement, including accrued interest, and a $1.735 billion receivable from Tyco International and Tyco Electronics for their portion of the liability. In fiscal 2007, we funded our portion of the payment into an escrow account intended to be used to settle the liability. Interest in class action settlement fund on our balance sheet at September 28, 2007, represented our $1.257 billion interest in Tyco International’s funds held in escrow to settle the class action lawsuits.

During fiscal 2008, the United States District Court for the District of New Hampshire entered a final order approving the class action settlement in accordance with the terms of the memorandum of understanding. All legal contingencies that could have affected the final order approving the settlement expired in fiscal 2008. Accordingly, we removed the class action settlement liability and the related class action settlement receivable and interest in class action settlement fund from our balance sheet. While the finalization of the class action settlement resulted in a decrease to our cash flow from continuing operations during fiscal 2008, it did not affect our cash balance because we had previously fully funded our portion of the class action settlement into an escrow account intended to be used to settle the liability, as discussed above.

During fiscal 2008, Tyco International received insurance recoveries related to its class action settlement totaling $38 million. Tyco International in turn paid us $16 million for our portion of the recoveries in accordance with the sharing percentages included in the Separation and Distribution Agreement.

Intangible asset impairment charges—In fiscal 2007, we recorded intangible asset impairment charges of $34 million, primarily related to the impairment of a non-amortizable trademark associated with our Imaging Solutions segment. This impairment stemmed from a shift in branding strategy that resulted in discontinuing the use of the trademark.

Gain on divestitures—In fiscal 2006, we recorded a net gain on divestitures of $48 million, $45 million of which relates to the sale of our Radionics product line within our Medical Devices segment.

Operating income—In fiscal 2008, operating income was $1.946 billion, compared with $585 million in fiscal 2007. Operating income for fiscal 2008 included net shareholder settlement charges totaling $42 million, while operating income for fiscal 2007 included a net charge of $1.202 billion allocated to us by Tyco International for our portion of the Tyco International-related class action settlement. The remaining $201 million increase in operating income was primarily attributable to higher sales, increased gross profit, partially offset by increased selling and marketing expenses of $303 million and increased research and development expenses of $81 million.

In fiscal 2007, operating income was $585 million, compared with $2.052 billion in fiscal 2006. Operating income for fiscal 2007 included a net charge of $1.202 billion allocated to us by Tyco International for our portion of the class action settlement and related insurance recoveries. The remaining $265 million decrease in operating income was attributable an increase in selling and marketing expense of $186 million, primarily due to incremental headcount in the non-U.S. salesforce within the Medical Devices segment, restructuring charges of $57 million, intangible asset impairment charges of $34 million and the absence of a gain on the divestiture of our Radionics product line of $45 million that was recorded in fiscal 2006. Further contributing to the decline in operating income were costs of approximately $53 million stemming from the separation associated with the expansion of our corporate infrastructure and the branding of the Covidien name. Higher sales, increased gross profit and a $25 million decrease in in-process research and development charges partially offset the increase in operating expenses.

Analysis of Operating Results by Segment

Net sales by segment for each of the last three fiscal years are shown in the following table (dollars in millions):

	2008	2007	2006	Percentage Change
				2008	2007
Medical Devices	$6,763	$6,023	$5,585	12.3%	7.8%
Imaging Solutions	1,214	1,077	994	12.7	8.4
Pharmaceutical Products	1,013	908	840	11.6	8.1
Medical Supplies	920	887	894	3.7	(0.8)

	$9,910	$8,895	$8,313	11.4	7.0

Operating income by segment and as a percentage of segment net sales for each of the last three fiscal years is shown in the following table (dollars in millions):

	Fiscal Year
	2008		2007		2006
Medical Devices	$1,828	27.0%	$1,719	28.5%	$1,812	32.4%
Imaging Solutions	104	8.6	100	9.3	138	13.9
Pharmaceutical Products	332	32.8	284	31.3	259	30.8
Medical Supplies	140	15.2	145	16.3	146	16.3
Corporate	(458)		(1,663)		(303)

	$1,946	19.6	$585	6.6	$2,052	24.7

Medical Devices

Net sales for Medical Devices by groups of products and by geography for each of the last three fiscal years is as follows (dollars in millions):

	2008	2007	2006	Percentage Change
				2008	2007
Endomechanical Instruments	$2,138	$1,858	$1,727	15.1%	7.6%
Soft Tissue Repair Products	580	494	420	17.4%	17.6%
Energy Devices	805	638	533	26.2%	19.7%
Oximetry & Monitoring Products	636	597	559	6.5%	6.8%
Airway & Ventilation Products	806	766	730	5.2%	4.9%
Vascular Devices	533	482	454	10.6%	6.2%
SharpSafety Products	463	460	429	0.7%	7.2%
Clinical Care Products	407	372	352	9.4%	5.7%
Other Products	395	356	381	11.0%	(6.6)%

	$6,763	$6,023	$5,585	12.3%	7.8%

	2008	2007	2006	Percentage Change
				2008	2007
U.S	$2,882	$2,722	$2,608	5.9%	4.4%
Non-U.S.	3,881	3,301	2,977	17.6%	10.9%

	$6,763	$6,023	$5,585	12.3%	7.8%

Net sales for fiscal 2008 increased $740 million, or 12.3%, to $6,763 million, compared with fiscal 2007. Favorable currency exchange rate fluctuations contributed $361 million to the increase in net sales for the segment. Net sales for Endomechanical instruments in fiscal 2008 increased $280 million, of which currency exchange rate fluctuations had a favorable impact of $127 million. The remaining increase in sales of Endomechanical products was primarily driven by continued demand for our laparoscopic instruments in the United States and Europe. Energy devices net sales for fiscal 2008 increased $167 million, of which currency exchange rate fluctuations had a favorable impact of $41 million. The remaining increase in Energy devices net sales was primarily due to higher sales volume of vessel sealing products worldwide and, to a lesser extent, higher sales of capital equipment. Net sales of Soft Tissue Repair products increased $86 million, of which currency exchange rate fluctuations had a favorable impact of $38 million. The remaining increase in Soft Tissue Repair products resulted from increased sales volume of mesh hernia repair products and, to a lesser extent, biosurgery products.

Net sales in fiscal 2007 increased $438 million, or 7.8%, to $6,023 million, compared with fiscal 2006. Currency exchange rate fluctuations contributed $159 million to the increase in net sales. Net sales increased across all product groups, particularly within Endomechanical Instruments, Energy Devices and Soft Tissue Repair Products. Endomechanical Instruments net sales for fiscal 2007 increased $131 million, of which currency exchange rate fluctuations had a favorable impact of $60 million. Growth in Endomechanical Instruments was driven by continued demand for our Autosuture laparoscopic instruments in Europe and the United States. Energy Devices net sales for fiscal 2007 increased $105 million, primarily due to continued market growth of vessel sealing products, and to a lesser extent, new product launches in capital equipment and favorable currency exchange rate fluctuations. Soft Tissue Repair Products net sales for fiscal 2007 increased $74 million, of which currency exchange rate fluctuations had a favorable impact of $19 million. The increase in Soft Tissue Repair Products was primarily due to strong sales of biosurgery products in the United States.

Operating income for fiscal 2008 increased $109 million, or 6.3%, to $1,828 million, compared with fiscal 2007. Our operating margin was 27.0% for fiscal 2008, compared with 28.5% for fiscal 2007. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance discussed above. This increase was partially offset by higher operating expenses, primarily an increase in selling and marketing expenses of $270 million, resulting principally from our sales force investment, growth initiatives and acquisitions. In addition, research and development expenses increased $61 million.

Operating income decreased $93 million, or 5.1%, to $1,719 million in fiscal 2007, compared with $1,812 million in fiscal 2006. Our operating margin was 28.5% for fiscal 2007, compared with 32.4% in fiscal 2006. The decrease in our operating income and margin was attributable to an increase in selling and marketing expenses of $170 million primarily related to an increase in sales force headcount, restructuring charges of $54 million and the absence of a gain on the divestiture of the Radionics product line of $45 million recorded in fiscal 2006. Increased gross profit on the favorable sales performance discussed above and a decrease in in-process research and development charges of $25 million partially offset the increase in operating expenses.

Imaging Solutions

Net sales for Imaging Solutions by groups of products and by geography for each of the last three fiscal years is as follows (dollars in millions):

	2008	2007	2006	Percentage Change
				2008	2007
Radiopharmaceuticals	$559	$487	$432	14.8%	12.7%
Contrast Products	655	590	562	11.0%	5.0%

	$1,214	$1,077	$994	12.7%	8.4%

	2008	2007	2006	Percentage Change
				2008	2007
U.S	$718	$671	$633	7.0%	6.0%
Non-U.S.	496	406	361	22.2%	12.5%

	$1,214	$1,077	$994	12.7%	8.4%

Net sales for fiscal 2008 increased $137 million, or 12.7%, to $1,214 million, compared with fiscal 2007. Radiopharmaceutical net sales increased $72 million, primarily due to higher sales volume, favorable pricing in the United States and favorable currency exchange rate fluctuations. In addition, contrast products net sales increased $65 million, resulting primarily from non-U.S. sales volume and favorable currency exchange rate fluctuations, partially offset by pricing pressure in the United States. Currency exchange rate fluctuations contributed $46 million to the increase in net sales for the segment.

Imaging Solutions net sales increased $83 million, or 8.4%, to $1,077 million in fiscal 2007, compared with fiscal 2006. Favorable currency exchange rate fluctuations contributed $21 million to the net sales increase and was experienced across both product groups. Radiopharmaceuticals net sales increased $55 million due to higher sales volume of technetium generators that were under a voluntary recall during a portion of fiscal 2006 and higher sales volume from GPO contracts.

Operating income of $104 million for fiscal 2008 was slightly higher than operating income of $100 million for fiscal 2007. Our operating margin was 8.6% for fiscal 2008, compared with 9.3% for fiscal 2007. Increased gross profit on the favorable sales performance discussed above was largely offset by higher operating expenses, primarily attributable to increased legal costs of $26 million, the majority of which related to a $17 million legal settlement and higher selling and marketing expenses. The increase in operating expenses was partially offset by the absence of a $33 million intangible asset impairment recorded in fiscal 2007.

Operating income for Imaging Solutions decreased $38 million, or 27.5%, to $100 million in fiscal 2007, compared with $138 million in fiscal 2006. Our operating margin was 9.3% for fiscal 2007, compared with 13.9% for fiscal 2006. The decrease in operating income was primarily due to the impairment of an indefinite-lived trademark, which resulted in a $33 million charge.

Pharmaceutical Products

Net sales for Pharmaceutical Products by groups of products and by geography for each of the last three fiscal years is as follows (dollars in millions):

	2008	2007	2006	Percentage Change
				2008	2007
Dosage Pharmaceuticals	$582	$468	$436	24.4%	7.3%
Active Pharmaceutical Ingredients	431	440	404	(2.0)%	8.9%

	$1,013	$908	$840	11.6%	8.1%

	2008	2007	2006	Percentage Change
				2008	2007
U.S	$915	$829	$762	10.4%	8.8%
Non-U.S.	98	79	78	24.1%	1.3%

	$1,013	$908	$840	11.6%	8.1%

Net sales for fiscal 2008 increased $105 million, or 11.6%, to $1,013 million, compared with fiscal 2007. Net sales increased $114 million in Dosage Pharmaceuticals driven by generic pharmaceutical and, to a lesser extent, branded pharmaceutical sales. The increase in generic pharmaceutical sales resulted primarily from a license agreement entered into during the fourth quarter of fiscal 2008, which allows us to sell limited quantities of oxycodone hydrochloride extended-release tablets for a limited period of time ending in 2009. Active Pharmaceutical Ingredients sales decreased compared with fiscal 2007 as higher sales of peptide products were more than offset by lower sales of narcotic products. We expect sales for our Pharmaceutical Products segment to increase significantly in fiscal 2009, primarily as a result of the license agreement previously discussed, which could contribute over $250 million in sales.

Net sales increased $68 million, or 8.1%, to $908 million in fiscal 2007, compared with fiscal 2006. Net sales increased across both product groups. Net sales of Active Pharmaceuticals Ingredients increased $36 million due to stronger demand for narcotic products and acetaminophen. Dosage Pharmaceuticals net sales increased $32 million, primarily due to higher sales volume of brand pharmaceuticals.

Operating income for fiscal 2008 increased $48 million, or 16.9%, to $332 million, compared with fiscal 2007. Our operating margin was 32.8% for fiscal 2008, compared with 31.3% for fiscal 2007. The increase in operating income and margin was primarily due to favorable sales mix, partially offset by increased research and development expenses and higher selling expenses. We expect our operating income and margin to increase significantly in fiscal 2009, primarily as a result of the license agreement discussed above.

Operating income increased $25 million, or 9.7%, to $284 million in fiscal 2007, compared with $259 million in fiscal 2006. Our operating margin was 31.3% for fiscal 2007, compared with 30.8% for fiscal 2006. The increase in operating income was primarily due to increased sales and gross profit due to favorable sales mix and plant performance resulting from cost reduction programs.

Medical Supplies

Net sales for Medical Supplies by groups of products for each of the last three fiscal years is as follows (dollars in millions):

	2008	2007	2006	Percentage Change
				2008	2007
Nursing Care Products	$497	$477	$470	4.2%	1.5%
Medical Surgical Products	276	275	275	0.4%	—%
Original Equipment Manufacturer Products	147	134	136	9.7%	(1.5)%
Other Products	—	1	13	(100.0)%	(92.3)%

	$920	$887	$894	3.7%	(0.8)%

Net sales for fiscal 2008 increased $33 million, or 3.7%, to $920 million, compared with fiscal 2007. This increase was primarily due to higher sales volume of Nursing Care products, resulting largely from sales of new incontinent care products, and increased sales of Original Equipment Manufacturer products.

Net sales for fiscal 2007 decreased $7 million to $887 million, compared with fiscal 2006. The decrease in net sales was primarily due to the impact of a product line divested in the prior year, partially offset by increased sales of Nursing Care Products, driven by pricing strategies in alternate site markets.

Operating income of $140 million for fiscal 2008 was slightly lower than the $145 million for fiscal 2007. Our operating margin was 15.2% for fiscal 2008, compared with 16.3% for fiscal 2007. The decrease in operating income and margin was primarily due to higher raw material and transportation costs.

Operating income of $145 million for fiscal 2007 remained relatively level with operating income for fiscal 2006. Our operating margin was 16.3% for both fiscal 2007 and 2006. Strong plant cost reduction programs helped offset increasing raw material costs.

Corporate

Corporate expense was $458 million for fiscal 2008, compared with $1.663 billion for fiscal 2007. Corporate expense for fiscal 2007 included a net charge of $1.202 billion allocated to us by Tyco International for our portion of the class action settlement, while corporate expense for fiscal 2008 included net shareholder settlement charges totaling $42 million. Insurance recoveries and a decrease in costs associated with branding the Covidien name contributed to the remaining decrease in corporate expense.

Corporate expense was $1.663 billion in fiscal 2007, compared with $303 million for fiscal 2006. Corporate expense for fiscal 2007 included a net charge of $1.202 billion allocated to us by Tyco International for our portion of the class action settlement and related insurance recoveries. The primary drivers of the remaining $158 million increase in Corporate expense consisted of $53 million of costs stemming from the separation associated with the expansion of our corporate infrastructure and the branding of the Covidien name. In addition, other general and administrative costs increased $72 million primarily driven by higher legal and environmental expenses and employee compensation costs.

Non-Operating Items

Interest Expense and Interest Income

During fiscal 2008, 2007 and 2006, interest expense was $209 million, $188 million and $171 million, respectively, of which Tyco International allocated to us $93 million and $144 million in fiscal 2007 and 2006, respectively. In addition, during fiscal 2008, 2007 and 2006, interest income was $43 million, $35 million and $32 million, respectively, of which Tyco International allocated to us $16 million and $20 million in fiscal 2007 and 2006, respectively.

Other Income (Expense), net

During fiscal 2008, other income, net was $199 million, compared to other expense, net of $135 million and $13 million in fiscal 2007 and 2006, respectively. Other income, net in fiscal 2008 includes income of $214 million related to an increase in our receivable from Tyco International and Tyco Electronics in accordance with the Tax Sharing Agreement, $231 million ($0.46 for both basic and diluted earnings per share) of which reflects the indirect effect of adopting FIN 48 discussed in “Recently Adopted Accounting Pronouncements.” There was also a corresponding increase to our receivable from Tyco International and Tyco Electronics, in accordance with the Tax Sharing Agreement discussed in Note 17 to our financial statements. In addition, other income net for fiscal 2008 includes income of $21 million related to an increase in our receivable from Tyco International and Tyco Electronics in accordance with the Tax Sharing Agreement, primarily interest. However, these amounts are partially offset by adjustments to certain pre-separation tax contingencies and an audit settlement, which resulted in a $38 million decrease to our receivable from Tyco International and Tyco Electronics and a corresponding charge to other expense. Other expense, net of $135 million for fiscal 2007 includes a $146 million charge for the loss on early extinguishment of debt allocated by Tyco International. This allocation was also based on the amount of Tyco International’s debt that management believes we used historically.

Income Tax Expense

Income tax expense was $536 million, $462 million and $470 million on income from continuing operations before income taxes of $1.979 billion, $297 million and $1.900 billion for fiscal 2008, 2007 and 2006, respectively. Our effective tax rate was 27.1%, 155.6% and 24.7% for fiscal 2008, 2007 and 2006, respectively. The decrease in the effective tax rate for fiscal 2008, compared with fiscal 2007, was primarily due to charges incurred in fiscal 2007 related to the net class action settlement and allocated loss on early extinguishment of debt, for which no tax benefit was realized. In addition, the rate in fiscal 2008 was favorably impacted by the settlement of certain income tax matters and adjustments to income tax liabilities pre-dating the separation. These decreases in the fiscal 2008 tax rate were partially offset by increased interest costs incurred in connection with the adoption of FIN 48 discussed in “Other Income (Expense), net,” changes in certain non-U.S. tax laws, and the expiration of the U.S. research and development tax credit as of December 31, 2007. The increase in our effective tax rate in fiscal 2007 as compared to fiscal 2006 was primarily due to charges related to the net class action settlement and loss on allocated early extinguishment of debt, for which no tax benefit was realized. In addition, the rate was adversely impacted by certain tax costs incurred in connection with our separation from Tyco International and other adjustments to legacy income tax liabilities. These increases were somewhat offset by a decrease in our effective tax rate due to a release in deferred tax valuation allowances related to changes in non-U.S. tax law.

Discontinued Operations

Retail Products segment—During fiscal 2008, we divested our Retail Products segment for gross cash proceeds of $330 million, subject to working capital adjustments. Deal costs and other adjustments resulted in net cash proceeds of $308 million, which was used to repay a portion of the outstanding borrowings under our revolving credit facility. During fiscal 2008, we recorded a $111 million pre-tax loss on sale from discontinued operations related to our Retail Products segment, which included charges totaling $75 million recorded during the first six months of fiscal 2008, to write down the business to its fair value less cost to sell. Fair value used for the impairment assessment was based on the sale agreement. The loss on sale of our Retail Products segment is expected to be adjusted in future reporting periods by a $4 million contingent payment due to Covidien. In addition, the Company expects to receive proceeds from the sale of a remaining Retail Products facility. However, the additional proceeds will likely be offset by incremental costs associated with selling the facility.

During fiscal 2007, we performed an asset impairment analysis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of this impairment analysis we recorded a goodwill impairment charge of $256 million associated with our former Retail Products segment, which is included in loss on sale of discontinued operations. The estimated fair value of the Retail Products segment was evaluated based on discounted expected future cash flows of the related assets and reflects the adverse trends in raw material and energy costs, and a higher discount rate to represent current market conditions. As a result of this assessment, we determined that the book value of the Retail Products segment was in excess of its estimated fair value and, accordingly, recorded the impairment charge.

European Incontinence business—During fiscal 2008, we sold our European Incontinence business. As a condition of the sale, we were required to contribute cash of $43 million into the business prior to the closing of the transaction. During fiscal 2008, we recorded a $75 million pre-tax loss on sale from discontinued operations related to our European Incontinence business, which includes charges totaling $23 million recorded during the first six months of fiscal 2008, to write down the business to its fair value less costs to sell. Fair value used for the impairment assessment was based on the sale agreement.

Plastics, Adhesives and Ludlow Coated Products businesses—During fiscal 2006, the Plastics, Adhesives and Ludlow Coated Products businesses and the A&E Products business were sold for $975 million and $6 million in gross cash proceeds, respectively. Working capital and other adjustments resulted in net proceeds of $882 million for the sale of the Plastics, Adhesives and Ludlow Coated Products businesses in fiscal 2006. During fiscal 2007, $30 million was collected from the purchaser of the Plastics, Adhesives and Ludlow Coated Products businesses pursuant to a post-closing adjustment related to the decline in average resin prices. Net cash proceeds received for the sale of the A&E Products business were $2 million in fiscal 2006. Working capital adjustments of $6 million were agreed upon and collected in fiscal 2007. Both businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations for all periods presented.

During fiscal 2006, we recorded a $260 million and $26 million pre-tax loss on sale from discontinued operations related to the Plastics, Adhesives and Ludlow Coated Products businesses and A&E Products business, respectively, which include $275 million and $22 million, respectively, of pre-tax impairment charges to write the businesses down to their fair values less costs to sell. Fair values used for the respective impairment assessments were based on existing market conditions and the terms and conditions included or expected to be included in the respective sale agreement.

Liquidity and Capital Resources

Factors driving our liquidity position include cash flows generated from operating activities, capital expenditures and investments in businesses and technologies. Through the first quarter of fiscal 2007, as part of Tyco International, our cash was swept regularly by Tyco International at its discretion. Tyco International also funded our operating and investing activities as needed. Transfers of cash both to and from Tyco International’s cash management system have been reflected as Net transfers to Tyco International Ltd. in our Combined Statements of Cash Flow. In fiscal 2007, subsequent to the separation, we received an $85 million true up payment from Tyco International to adjust for differences between our cash balance at June 29, 2007 and our final cash allocation in accordance with the Separation and Distribution Agreement. This amount is included in Net transfers to Tyco International Ltd. in our statement of cash flow for fiscal 2007.

Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to the capital markets. The capital markets worldwide, including the United States, have been severely impacted by credit losses, asset write-downs and failures of some financial institutions. This disruption has impacted credit spreads and pricing on new securities issuances. Our commercial paper program and credit facility are predominately with institutions that to date, appear to be relatively unaffected by the disruptions. We believe that our cash and other sources of liquidity, primarily our commercial paper program and committed credit facility, will be sufficient to allow us to continue to invest in growth opportunities and fund operations for the foreseeable future.

Fiscal 2008 Cash Flow Activity

The net cash provided by continuing operating activities of $591 million was primarily attributable to income from continuing operations for fiscal 2008, as adjusted for depreciation and amortization and the change in related party receivable on the Tax Sharing Agreement discussed in “Other Income (Expense), net.” An increase in accrued and other liabilities of $190 million, a significant portion of which relates to accrued interest, also contributed to cash provided by continuing operating activities. These amounts were partially offset by the finalization of Tyco International’s class action settlement of $1.257 billion, an increase in inventories of $190 million and an increase in accounts receivable of $138 million. The finalization of the class action settlement did not affect our cash balance, however, as the funds had previously been set aside in an escrow account during fiscal 2007.

The net cash provided by continuing investing activities of $996 million was primarily due to the release of our interest in Tyco International’s class action settlement fund of $1.257 billion and net proceeds from the divestiture of our Retail Products segment and European Incontinence business totaling $263 million. These amounts were partially offset by capital expenditures of $409 million and acquisition activity of $157 million, primarily related to the acquisitions of TSL and Scandius.

The net cash used in continuing financing activities of $1.245 billion was primarily the result of the repayment of debt of $4.008 billion, primarily associated with borrowings under our bridge loan facility and dividend payments of $320 million. These payments were largely offset by the issuance of debt of $2.728 billion discussed in “Capitalization” below, net proceeds from commercial paper of $171 million and proceeds from option exercises of $157 million.

Fiscal 2007 Cash Flow Activity

The net cash provided by continuing operating activities of $2.096 billion was primarily attributable to income from continuing operations for fiscal 2007, as adjusted for the net class action settlement charge, depreciation and amortization, loss on early extinguishment of debt, non-cash compensation expenses and an increase in accrued and other liabilities of $271 million, primarily due to an increase in incentive compensation.

The net cash used in continuing investing activities of $1.713 billion was primarily due to our interest in the class action settlement fund of $1.257 billion, capital expenditures of $356 million and acquisition activity of $117 million, primarily related to the acquisition of Airox for $47 million and the acquisition of intellectual property from Sorbx for $30 million. Acquisition activity also included $17 million of cash paid relating to holdback liabilities, primarily associated with the fiscal 2006 acquisition of Confluent. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet and other contingencies.

The net cash provided by continuing financing activities of $227 million was primarily the result of the issuance of external debt of $4.298 billion discussed in “Capitalization” below, partially offset by allocated debt activity of $2.291 billion, net transfers to Tyco International of $1.316 billion and the repayment of external debt of $525 million also discussed in “Capitalization” below.

Fiscal 2006 Cash Flow Activity

The net cash provided by continuing operating activities of $1.296 billion was primarily attributable to income from continuing operations for fiscal 2006, as adjusted for deferred income taxes, depreciation and amortization, purchased research and development and non-cash compensation expense. This source of cash was partially offset by a $370 million decrease in accrued and other liabilities, driven by payments of $324 million for two patent infringement matters, a decrease in income taxes payable of $264 million and an increase in inventories of $160 million.

The net cash used in continuing investing activities of $751 million was primarily due to capital expenditures of $400 million and business acquisitions of $382 million, partially offset by net proceeds of $74 million from the sale of our Radionics product line. Cash paid for acquisitions consisted of: $200 million for the acquisition of Confluent; $123 million for the acquisition of over 90% ownership in Floreane and $59 million for the acquisition of 59% ownership of Airox.

The net cash used in continuing financing activities of $451 million was primarily the result of net transfers to Tyco International of $601 million and allocated debt activity of $548 million, partially offset by transfers from discontinued operations of $636 million, largely due to net proceeds from the sale of discontinued operations.

Capitalization

Shareholders’ equity was $7.747 billion, or $15.40 per share, at September 26, 2008, compared with $6.742 billion, or $13.55 per share, at September 28, 2007. This increase was primarily due to net income of $1.361 billion, partially offset by a decrease of $355 million resulting from the adoption of FIN 48 as discussed in “Recently Adopted Accounting Pronouncements” and dividends of $320 million.

At September 26, 2008, total debt was $3.005 billion, compared with total debt at September 28, 2007 of $4.088 billion. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 28% at September 26, 2008, compared with 38% at September 28, 2007. In October 2007, we completed a private placement of $2.750 billion aggregate principal amount of fixed rate senior notes, consisting of the following: $250 million of 5.2% notes due 2010; $500 million of 5.5% notes due 2012; $1.150 billion of 6.0% notes due 2017; and $850 million of 6.6% notes due 2037. We used the net proceeds of $2.727 billion to repay a portion of the borrowings under our $4.250 billion unsecured bridge loan facility. During fiscal 2008, we repaid the remaining $474 million outstanding under the unsecured bridge loan facility which matured in April 2008.

During fiscal 2008, in accordance with the terms of the original issuance, we completed an exchange offering of the $2.750 billion aggregate principal amount of fixed rate unregistered senior notes described above for public notes. The form and terms of the public notes are identical in all material respects to the form and terms of the corresponding unregistered notes, except that the public notes do not bear legends restricting their transfer under the Securities Act of 1933, as amended.

In February 2008, we initiated a commercial paper program. The notes issued under the commercial paper program are fully and unconditionally guaranteed by Covidien Ltd. Proceeds from the sale of the notes are used for working capital and other corporate purposes. We are required to maintain an available unused balance under our $1.425 billion revolving credit facility sufficient to support amounts outstanding under the commercial paper program. At September 26, 2008, we had $171 million of commercial paper outstanding. While we can still issue commercial paper, given the recent volatility in the financial markets, the maturity of commercial paper borrowings could be very short and the interest rates unfavorable to us.

We have a $1.425 billion five-year unsecured senior revolving credit facility expiring in 2012. Borrowings under this credit facility bear interest, at our option, at a base rate or LIBOR, plus a margin dependent on our credit ratings and the amount drawn under the facility. We are required to pay an annual facility fee ranging from 4.5 to 12.5 basis points, depending on our credit ratings. During fiscal 2008, we repaid the $724 million of borrowings that were outstanding under the revolving credit facility as of September 28, 2007.

Our revolving credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Dividends

Dividend payments were $320 million during fiscal 2008. On September 26, 2008, the board of directors declared a quarterly cash dividend of $0.16 per share to shareholders of record on October 9, 2008. This dividend, totaling $81 million, was paid on November 6, 2008.

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

Commitments and Contingencies

Contractual Obligations

A summary of our contractual obligations and commitments for external debt, minimum lease payment obligations under non-cancelable operating leases and other obligations at September 26, 2008 is presented in the following table (dollars in millions).

	Total	2009	2010	2011	2012	2013	Thereafter
Debt(1)	$5,347	$167	$167	$405	$325	$628	$3,655
Capital lease obligations(1)	83	22	7	7	6	6	35
Operating leases	351	88	61	48	37	29	88
Purchase obligations(2)	309	159	52	51	21	15	11

Total contractual cash obligations	$6,090	$436	$287	$511	$389	$678	$3,789

(1)	Interest on debt and capital lease obligations are projected for future periods using interest rates in effect as of September 26, 2008. Certain of these projected interest payments may differ in the future based on changes in market interest rates.
(2)	Purchase obligations consist of commitments for purchases of good and services made in the normal course of business to meet operational and capital requirements.

The table above does not include $1.209 billion of unrecognized tax benefits for uncertain tax positions and $347 million of associated accrued interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows, we are unable to reasonably estimate the amount and period in which these liabilities might be paid. In addition, other liabilities of $733 million, primarily consisting of liabilities pertaining to pension and postretirement benefits, environmental liabilities, insurable liabilities and deferred compensation, are excluded from this table because the timing of their future cash outflow is uncertain. However, the minimum required contributions to our pension plans are expected to be $27 million in fiscal 2009. In addition, we expect to make contributions of $11 million to our postretirement benefit plans in fiscal 2009.

At September 26, 2008, we had outstanding letters of credit and letters of guarantee in the amount of $294 million.

Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Item 3—Legal Proceedings and Note 19 to our financial statements provide further information regarding legal proceedings.

Income Taxes

Our income tax returns are periodically examined by various tax authorities. During 2007, the U.S. Internal Revenue Service (“IRS”) concluded its field examination of certain of Tyco International’s, including our U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent’s Reports in May and June of 2007, which reflected the IRS’s determination of proposed tax adjustments for the periods under audit. Tyco International has appealed certain of the proposed tax adjustments totaling approximately $1 billion. It is our understanding that Tyco International intends to vigorously defend its previously filed tax return positions.

In December 2007, the IRS commenced an examination of Tyco International’s, including our U.S. federal income tax returns for the years 2001 through 2004. In connection with the examination, Tyco International has submitted amendments to its U.S. federal income tax returns for the periods through 2004.

We are currently in the process of adjusting our U.S. federal tax returns for the periods 2005 through 2007. These filings primarily reflect the impact of adjustments that have been agreed to with the IRS in prior examinations or have been reflected in prior U.S. federal income tax returns. The impact of these adjustments was to decrease non-current income taxes payable by $53 million with corresponding adjustments to our non-current deferred income taxes and long-term receivable resulting from the Tax Sharing Agreement discussed in Note 17 to our financial statements. Such adjustments did not have a material impact on our results of operations or cash flows.

We may be required to make additional adjustments resulting from examinations and further analysis of our historical filing positions. However, we do not believe any additional adjustments resulting from the ultimate resolution of these matters will have a material impact on our results of operations, financial condition or cash flows. We may also be required to accrue and pay additional taxes for contingencies not related to us as a result of the Tax Sharing Agreement.

We are the primary obligor to the taxing authorities for $1.398 billion of contingent tax liabilities which were recorded on the balance sheet at September 26, 2008. In accordance with the Tax Sharing Agreement, we share certain contingent liabilities relating to unresolved tax matters of legacy Tyco International, with Covidien assuming 42%, Tyco International 27% and Tyco Electronics 31% of the total amount. The actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years.

In addition, pursuant to the terms of the Tax Sharing Agreement, we recorded a long-term receivable from Tyco International and Tyco Electronics of $585 million which is classified as due from former parent and affiliates on our balance sheet at September 26, 2008. This receivable primarily reflects 58% of the non-current income taxes payable subject to the Tax Sharing Agreement. If Tyco International and Tyco Electronics default on their obligations to us under the Tax Sharing Agreement, we would be liable for the entire amount of these liabilities.

Off-Balance Sheet Arrangements

Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities; we assumed and are responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon our separation from Tyco International using appraisals and liabilities amounting to $760 million related to these guarantees were recorded on our balance sheet, the offset of which was reflected as a reduction in shareholders’ equity. Each reporting period, we evaluate the potential loss which we believe is probable as a result of our commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on our balance sheet, an adjustment will be required to increase the recorded liabilities to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance exists. As a result, the liability generally will be reduced upon release from our obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. Following an analyses of the tax contingency reserves allocated to us and Tyco Electronics at the separation date, we adjusted our guaranteed tax liability to correct the initial amount recorded upon separation, based on the net reallocation of income tax reserves between the companies. This adjustment resulted in a $53 million decrease to our guaranteed tax liability in fiscal 2008. As of September 26, 2008, $707 million relating to these guarantees remained on our balance sheet.

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

We have recorded liabilities for known indemnifications included as part of environmental liabilities. Note 19 to our financial statements provide further information with respect to these liabilities.

We are liable for product performance, however in the opinion of management, such obligations will not significantly affect our results of operations, financial condition or cash flows.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.

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

We sell products both direct to end user customers and through distributors who resell the products to end user customers. Rebates are provided to certain distributors that sell to end user customers at prices determined in accordance with a contract between us and the end user customer. Provisions for rebates, as well as sales discounts and returns, are accounted for as reduction of sales when revenue is recognized and are included in our reserve for returns, rebates and sales allowances within accounts receivable trade on our balance sheets. We estimate rebates based on sales terms, historical experience and trend analysis. In estimating rebates, we consider the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analysis, contractual commitments including stated rebate rates and other relevant information. We adjust reserves to reflect differences between estimated and actual experience, and record such adjustment as a reduction of sales in the period of adjustment. Historical adjustments to recorded reserves have not been significant and we do not expect significant revisions of these estimates in the future. Rebates charged against gross sales in fiscal 2008 amounted to $2.357 billion.

Inventories—Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value. We reduce the carrying value of inventory based on estimates of what is excess, slow-moving and obsolete, as well as inventory whose carrying value is in excess of net realizable value. These write-downs are based on current assessments about future demands, market conditions and related management initiatives. If future market conditions and actual demands ultimately are less favorable than those projected, we would further reduce the carrying value of the inventory and record a charge to earnings at the time such determination was made. Subsequent changes in the estimates used to determine what is excess, slow-moving or obsolete may result in an increase to earnings. Actual results historically have not differed materially from management’s estimates.

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

Intangible Assets—Intangible assets include intellectual property consisting primarily of patents, trademarks and unpatented technology. We record intangible assets at cost and amortize certain of such assets using the straight-line method over ten to forty years. Amortization expense is included in selling, general and administrative expenses. We evaluate the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. Intangible assets that are not subject to amortization, which are comprised primarily of certain trademarks, are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We review intangible assets subject to amortization for impairment in the same manner as property, plant and equipment which is discussed above.

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

We test goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. We utilize a two-step approach. The first step requires a comparison of the carrying value of the reporting units to the fair value of these units. We estimate the fair value of our reporting units through internal analyses and valuation, using an income approach based on the present value of future cash flows. If the carrying value of a reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

Contingencies—We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, patent infringement, product liability and environmental matters, as further discussed in Note 19 to our financial statements. Accruals recorded for various contingencies including legal proceedings, self-insurance and other claims are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. When a range is established but a best estimate cannot be made, we record the minimum loss contingency amount. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are reevaluated each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss, and therefore we record the minimum amount, which could be zero. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. We record receivables from third party insurers when we have determined that existing insurance policies will provide reimbursement. In making this determination, we consider applicable deductibles, policy limits and the historical payment experience of the insurance carriers.

Pension and Postretirement Benefits—Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations and increases pension expense. A 25 basis point decrease in the discount rate would increase our present value of pension obligations by approximately $29 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our annual pension expense by approximately $4 million.

Guarantees—We have, from time to time, provided guarantees and indemnifications to unrelated parties. These guarantees have not been material to our financial statements and the maximum potential payments are not material.

We periodically reassess our exposure and potential loss under these arrangements, and, in the event that an increase in the fair value of the guarantee occurs, a charge to income will be required.

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. See “Off-Balance Sheet Information—Guarantees” for more information.

Income Taxes—In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including, the amount of future state, federal and international pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses.

We have recorded significant valuation allowances that we intend to maintain unless it becomes more likely than not that some or all of the deferred tax assets will be realized. Our valuation allowances for deferred tax assets of $6.617 billion and $443 million at September 26, 2008 and September 28, 2007, respectively, relate principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. Included in the valuation allowance at September 26, 2008 is approximately $6.027 billion which represents a full valuation allowance against certain non-U.S. net operating losses recorded in fiscal 2008 as a result of the receipt of a favorable tax ruling. It is highly unlikely that any of this net operating loss will be utilized. We believe that we will generate sufficient future taxable income in the appropriate jurisdiction to realize the tax benefits related to the net deferred tax assets in our balance sheets. However, any reduction in future taxable income, including any future restructuring activities, may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. Our income tax expense recorded in the future may also be reduced to the extent of decreases in our valuation allowances.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. In accordance with FIN 48, we determine whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. To the extent a full benefit is not realized on the uncertain tax position, an income tax liability is established. Interest and penalties on income tax obligations are included in income tax expense. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Substantially all of our potential tax liabilities are recorded in non-current income taxes payable on our balance sheets as payment is not expected within one year.

Finally, changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. However, management is not aware of any such changes that would have a material effect on our results of operations, financial condition or cash flows.

Recently Adopted Accounting Pronouncements

On September 29, 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 was a $355 million reduction in accumulated earnings, a $197 million increase in deferred tax assets, primarily due to interest and state specific items, and a $642 million and $90 million increase in income taxes payable and receivable, respectively. In addition, we recorded an increase in amounts due from former parent and affiliates pursuant to the Tax Sharing Agreement of $231 million as other income, representing the indirect effect of adoption. These amounts include both the impact of the initial adoption of FIN 48 recorded during the first quarter, as well as, the adjustments to the adoption of FIN 48 identified and recorded during the fourth quarter as discussed in Note 21 to our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158 additional financial statement disclosures are also required. We adopted the recognition and disclosure provisions of SFAS No. 158 at the end of fiscal 2007, and accordingly, recognized an after-tax reduction of $51 million in accumulated other comprehensive income, a component of shareholders’ equity. In addition, under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end within two fiscal years after the initial adoption of the accounting standard. Currently, we use a measurement date of August 31st; however, we will transition to a measurement date that coincides with our fiscal year end in fiscal 2009. The adoption of the measurement date provision will result in a reduction to shareholders’ equity, the amount of which will not be significant.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The enhanced disclosures set forth in SFAS No. 161 are effective for us in the second quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value, including any interests retained by the seller. These fair value provisions will be applied to contingent consideration, in-process research and development and acquisition contingencies. Purchase accounting adjustments will be reflected during the period in which an acquisition was originally recorded. Additionally, the new standard requires transaction costs and restructuring charges to be expensed. Finally, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. SFAS No. 141(R) is effective for us for acquisitions closing during and subsequent to the first quarter of fiscal 2010.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than at historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for us in the first quarter of fiscal 2009. We did not elect to use the fair value option on any qualifying items upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for us in fiscal 2009, except with respect to certain non-financial assets and liabilities, for which the effective date is fiscal 2010. We are currently assessing the impact SFAS No. 157 will have on our results of operations, financial condition and cash flows.

FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this report that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “should” or the negative of these terms or similar expressions.

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

We are subject to market risk associated with changes in currency exchange rates, interest rates and commodity prices. In order to manage the volatility to our more significant market risks, we enter into derivative financial instruments such as forward currency exchange contracts.

Foreign currency risk arises from our investments in affiliates and subsidiaries owned and operated in foreign countries. Such risk is also a result of transactions with customers in countries outside the United States. We use forward currency exchange contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions denominated in certain foreign currencies. Based on a sensitivity analysis of our existing forward contracts outstanding at September 26, 2008, a 10% appreciation of the U.S. dollar from the September 26, 2008 market rates would decrease the unrealized value of our forward contracts on our balance sheet by $86 million, while a 10% depreciation of the U.S. dollar would increase the unrealized value of forward contracts on our balance sheet by $105 million. However, such gains or losses on these contracts would ultimately be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Interest rate risk primarily results from variable rate debt obligations. Based on a sensitivity analysis of the variable rate financial obligations in our debt portfolio as of September 26, 2008, a 25 basis point interest rate movement in the average market interest rates (either higher or lower) in fiscal 2009 would not have a significant impact on our financial statements, as our variable rate debt instruments represent only 6% of our total debt as of September 26, 2008. However, over time, we may seek to adjust the percentage of variable rate financial obligations in our debt portfolio through the use of swaps or other financial instruments.

We are exposed to volatility in the prices of commodities used in the production of our products and may enter into hedging contracts to manage those exposures. As of September 26, 2008, we had entered into derivative contracts for certain commodities. These contracts qualified for hedge accounting and did not have a significant impact on our financial statements.

Concentration of Credit Risk

We utilize established risk management policies and procedures in executing derivative financial instrument transactions. Although the instruments may not necessarily be designated as accounting hedges, we do not execute transactions or hold derivative financial instruments for trading or speculative purposes. Counterparties to our derivative financial instruments are limited to major financial institutions with at least an A/A2 long-term debt rating. There is no significant concentration of exposures with any counterparty. None of our derivative financial instruments outstanding at year end would result in a significant loss to us if a counterparty failed to perform according to the terms of its agreement. At this time, we do not require collateral or other security to be furnished by the counterparties to our derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:

Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated and Combined Statements of Operations for fiscal years ended September 26, 2008, September 28, 2007 and September 29, 2006

Consolidated Balance Sheets at September 26, 2008 and September 28, 2007

Consolidated and Combined Statements of Shareholders’ Equity for fiscal years ended September 26, 2008, September 28, 2007 and September 29, 2006

Consolidated and Combined Statements of Cash Flows for fiscal years ended September 26, 2008, September 28, 2007 and September 29, 2006

Notes to Consolidated and Combined Financial Statements

Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts

All other financial statements and schedules have been omitted since the information required to be submitted has been included in the financial statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.

Information on quarterly results of operations is set forth in Note 21 to our financial statements.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) or 15d-15(f)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 26, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment, we believe that our internal controls over financial reporting were not effective as a result of a material weakness related to certain aspects of accounting for income taxes as of September 26, 2008.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness in our internal controls over accounting for income taxes. Control deficiencies exist related to processes to analyze, record and reconcile income tax accounts, both current and deferred, and procedures with respect to classification of tax amounts on the consolidated balance sheet. These deficiencies stem from our reliance on the processes inherited from Tyco International, our former parent, for periods following our separation from Tyco International, which themselves contained material weaknesses. We are working to develop sustainable processes of our own and have made progress towards completion of this effort; however, the complexity of our separation from Tyco International, including related tax sharing agreement accounting, has made it difficult for us to quickly design, implement and test sustainable processes adequate to remediate the material weaknesses present. As a result of these deficiencies, it is reasonably possible that internal controls over financial reporting may not have prevented or detected errors that could have been material, either individually or in the aggregate.

We are continuing to build our tax accounting resources and implement reconciliations and review processes in response to this weakness. We are also addressing weaknesses relating to our reconciliation process for determining the tax bases of assets and liabilities used in the computation of deferred income taxes, including the impact of amended returns on such tax bases. While we continue to develop and implement new control processes and procedures to address these weaknesses and become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and SEC regulations, we have determined that further improvements are required in our tax accounting processes before we can consider the material weakness remediated.

Our internal control over financial reporting as of September 26, 2008, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements included in this Form 10-K, and their attestation report on our internal control over financial reporting is also included in this Form 10-K.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described below, there have been no changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

We continue to undertake steps to strengthen our controls over accounting for income taxes, including:

•	Increasing oversight by our management in the calculation and reporting of certain tax balances of our non-U.S. operations;

•	Enhancing policies and procedures relating to account reconciliation and analysis;

•	Augmenting our tax accounting resources;

•	Increasing communication to information providers for tax jurisdiction specific information; and

•	Strengthening communication and information flows between our tax department and controllers group.

While progress has been made, several new tax accounting and control procedures have only recently been implemented. Our material weaknesses in controls over accounting for income taxes will not be considered remediated until new internal controls are operational for a period of time and are tested, and management and our independent registered public accounting firm conclude that these controls are operating effectively. Due to the nature of and time necessary to effectively remediate the material weakness identified to date, we have concluded that a material weakness in our internal control over financial reporting for accounting for income taxes continues to exist as of September 26, 2008.

We plan to implement further improvements to achieve appropriate levels of controls, reliability and sustainability in this area. We have ongoing initiatives to standardize, consolidate and upgrade various financial operating systems and eliminate many of the manual and redundant tasks previously performed under older systems or processes. These changes will be implemented in stages over the next several years.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information concerning Directors, including committees of our Board of Directors, may be found under the captions “Proposal Number One—Election of Directors,” “Board of Directors and Board Committees,” and “Corporate Governance,” in our definitive proxy statement for our 2009 Annual General Meeting of Shareholders (the “2009 Proxy Statement”). Such information is incorporated herein by reference. Information regarding our executive officers is included at the end of Part 1 of this Annual Report on Form 10-K. The information in the 2009 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption “Corporate Governance” in our 2009 Proxy statement and is incorporated herein by reference.

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

Information concerning executive compensation may be found under the captions “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” of our 2009 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our 2009 Proxy Statement set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information in our 2009 Proxy Statement set forth under the captions “Transactions with Related Persons” and “Corporate Governance—Independence of Nominees for Director” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information in our 2009 Proxy Statement set forth under the captions “Proposal Number Three—Appointment of Independent Auditors and Authorization of the Audit Committee to Set Their Remuneration,” “—Audit and Non-Audit Fees” and “—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) and (2) See Item 8—Financial Statements and Supplementary Data.

(3)	Exhibit Index:

Exhibit Number	Exhibit

2.1	Separation and Distribution Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

3.1	Memorandum of Association of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on June 4, 2007).

3.2	Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed on January 18, 2007).

3.3	Bye-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

4.1(a)	Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(b)	First Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(b) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(c)	Second Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(c) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(d)	Third Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(d) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(e)	Fourth Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(e) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.2	Exchange and Registration Rights Agreement by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Banc of America Securities LLC and Deutsche Bank Securities (as representatives of the Purchasers), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Registrant on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

Exhibit Number	Exhibit

10.1	Tax Sharing Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.2	Settlement Agreement, dated December 29, 2006, between Tyco International Ltd. and Richard J. Meelia (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed on January 18, 2007). (1)

10.3	Employment Agreement, dated December 29, 2006, between Tyco Healthcare Ltd. and Richard J. Meelia (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed on January 18, 2007). (1)

10.4	Covidien Ltd. 2007 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on July 3, 2007). (1)

10.5	Covidien Ltd. Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2008 (filed on May 9, 2008). (1)

10.6	Founders’ Grant Standard Option Terms and Conditions (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.7	Founders’ Grant Standard Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.8	Severance Plan for U.S. Officers and Executives (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.9	Change in Control Severance Plan for Certain U.S. Officers and Executives (Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.10	Supplemental Savings and Retirement Plan (Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.11	Founders’ Grant Restricted Stock Unit Form of Letter Agreement for Directors (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.12	Founders’ Grant Standard Option Terms and Conditions for Directors (Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.13	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.14	Five-Year Senior Credit Agreement among Tyco International, Covidien International Finance S.A., Covidien, the lenders party thereto and Citibank, N.A., as administrative agent dated as of April 25, 2007 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.15	Amendment No. 1 to Five-Year Senior Credit Agreement among Covidien International Finance S.A., Covidien, the lenders party thereto and Citibank, N.A., as administrative agent dated as of November 6, 2007 (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on December 13, 2007).

10.16	Guarantor Assumption Agreement by and among Tyco International Ltd. and Covidien Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.17	Purchase Agreement and Plan of Merger dated as of December 14, 2007 by and among the parties named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2007 filed on February 11, 2008). (2)

Exhibit Number	Exhibit

21.1	Subsidiaries of the registrant (filed herewith).

23.1	Consent of Deloitte and Touche LLP (filed herewith).

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Management contract or compensatory plan.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

(2)	Confidential treatment requested as to certain terms in this agreement; these terms have been omitted from this filing and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVIDIEN LTD.

By:	/s/ RICHARD G. BROWN, JR.
Richard G. Brown, Jr.
Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Dated: November 21, 2008

/s/ CHARLES J. DOCKENDORFF
Charles J. Dockendorff
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD J. MEELIA Richard J. Meelia	Chairman, Chief Executive Officer and President (Principal Executive Officer)	November 21, 2008

/s/ CHARLES J. DOCKENDORFF Charles J. Dockendorff	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 21, 2008

/s/ RICHARD G. BROWN, JR. Richard G. Brown, Jr.	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	November 21, 2008

/s/ CRAIG ARNOLD Craig Arnold	Director	November 21, 2008

/s/ ROBERT H. BRUST Robert H. Brust	Director	November 21, 2008

/s/ JOHN M. CONNORS, JR. John M. Connors, Jr.	Director	November 21, 2008

/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin	Director	November 21, 2008

/s/ TIMOTHY M. DONAHUE Timothy M. Donahue	Director	November 21, 2008

/s/ KATHY J. HERBERT Kathy J. Herbert	Director	November 21, 2008

/s/ RANDALL J. HOGAN, III Randall J. Hogan, III	Director	November 21, 2008

Name	Title	Date

/s/ DENNIS H. REILLEY Dennis H. Reilley	Director	November 21, 2008

/s/ TADATAKA YAMADA Tadataka Yamada	Director	November 21, 2008

/s/ JOSEPH A. ZACCAGNINO Joseph A. Zaccagnino	Director	November 21, 2008

COVIDIEN LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Covidien Ltd.:

We have audited the accompanying consolidated balance sheets of Covidien Ltd. and subsidiaries (previously the healthcare businesses of Tyco International Ltd.) (collectively the “Company”) as of September 26, 2008 and September 28, 2007 and the related consolidated and combined statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 26, 2008. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated and combined financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of September 26, 2008 and September 28, 2007, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 26, 2008, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated and combined financial statements, prior to the separation of the Company from Tyco International Ltd. on June 29, 2007, the Company was comprised of the assets and liabilities used in managing and operating the healthcare businesses of Tyco International Ltd. The consolidated and combined financial statements also included allocations of corporate overhead, net interest expense and other expenses from Tyco International Ltd. These allocations may not be reflective of the actual level of costs which would have been incurred had the Company operated as a separate entity apart from Tyco International Ltd.

As discussed in Note 1 to the consolidated and combined financial statements, on September 29, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also, as discussed in Note 1 to the consolidated financial statements, in 2007 the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 26, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP
November 21, 2008
Boston, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Covidien Ltd.:

We have audited Covidien Ltd. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of September 26, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company did not maintain effective internal controls over accounting for income taxes. Control deficiencies exist related to processes to analyze, record and reconcile income tax accounts, both current and deferred, and procedures with respect to classification of tax amounts on the consolidated balance sheet. The design and operation of procedural and monitoring controls may not have prevented or detected errors from occurring that could have been material, either individually or in the aggregate.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the fiscal year ended September 26, 2008, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 26, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 26, 2008 of the Company and our report dated November 21, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph related to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Deloitte & Touche LLP
November 21, 2008
Boston, Massachusetts

COVIDIEN LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 26, 2008, September 28, 2007 and September 29, 2006

(in millions, except per share data)

	2008	2007	2006
Net sales	$9,910	$8,895	$8,313
Cost of goods sold	4,601	4,273	4,012

Gross profit	5,309	4,622	4,301
Selling, general and administrative expenses	2,881	2,446	1,986
Research and development expenses	341	260	248
In-process research and development charges	22	38	63
Restructuring charges	77	57	—
Class action and shareholder settlements, net of insurance recoveries	42	1,202	—
Intangible asset impairment charges	—	34	—
Gain on divestitures	—	—	(48)

Operating income	1,946	585	2,052
Interest expense	(209)	(188)	(171)
Interest income	43	35	32
Other income (expense), net	199	(135)	(13)

Income from continuing operations before income taxes	1,979	297	1,900
Income tax expense	536	462	470

Income (loss) from continuing operations	1,443	(165)	1,430
Loss from discontinued operations, net of income taxes	(82)	(177)	(275)

Net income (loss)	$1,361	$(342)	$1,155

Basic earnings per share:
Income (loss) from continuing operations	$2.89	$(0.33)	$2.88
Loss from discontinued operations	(0.16)	(0.36)	(0.55)
Net income (loss)	2.72	(0.69)	2.33
Diluted earnings per share:
Income (loss) from continuing operations	$2.86	$(0.33)	$2.88
Loss from discontinued operations	(0.16)	(0.36)	(0.55)
Net income (loss)	2.70	(0.69)	2.33
Weighted-average number of shares outstanding (Note 6):
Basic	500	497	497
Diluted	505	497	497

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN LTD.

CONSOLIDATED BALANCE SHEETS

At September 26, 2008 and September 28, 2007

(in millions, except share data)

	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$1,208	$872
Accounts receivable trade, less allowance for doubtful accounts of $46 and $44	1,704	1,546
Inventories	1,280	1,126
Interest in class action settlement fund	—	1,257
Class action settlement receivables	—	1,735
Prepaid expenses and other current assets	317	365
Income taxes receivable	105	50
Deferred income taxes	328	268
Assets held for sale	347	879

Total current assets	5,289	8,098
Property, plant and equipment, net	2,476	2,393
Goodwill	5,821	5,767
Intangible assets, net	1,218	1,242
Income taxes receivable	126	22
Deferred income taxes	64	67
Due from former parent and affiliates	585	306
Other assets	424	433

Total Assets	$16,003	$18,328

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$19	$523
Accounts payable	522	444
Accrued payroll and payroll related costs	357	297
Class action settlement liability	—	2,992
Accrued and other current liabilities	1,003	844
Income taxes payable	92	138
Liabilities associated with assets held for sale	105	147

Total current liabilities	2,098	5,385
Long-term debt	2,986	3,565
Income taxes payable	1,398	517
Guaranteed contingent tax liabilities	707	760
Deferred income taxes	334	576
Other liabilities	733	783

Total Liabilities	8,256	11,586
Commitments and contingencies (Note 19)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none outstanding	—	—
Common shares, $0.20 par value, 1,000,000,000 authorized; 503,162,277 and 497,530,181 outstanding	101	100
Share premium	172	16
Contributed surplus	6,086	5,983
Accumulated earnings	681	—
Accumulated other comprehensive income	707	643

Total Shareholders’ Equity	7,747	6,742

Total Liabilities and Shareholders’ Equity	$16,003	$18,328

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years September 26, 2008, September 28, 2007 and September 29, 2006

(in millions)

	Common Shares		Share Premium	Contributed Surplus	Parent Company Investment	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number	Par Value
Balance at October 1, 2005	—	$—	$—	$—	$7,901	$—	$106	$8,007
Comprehensive income:
Net income	—	—	—	—	1,155	—		1,155
Currency translation	—	—	—	—	—	—	155	155
Minimum pension liability, net of tax	—	—	—	—	—	—	40	40

Total comprehensive income								$1,350
Net transfers to parent	—	—	—	—	(736)	—	—	(736)

Balance at September 29, 2006	—	—	—	—	8,320	—	301	8,621
Comprehensive income:
Net income	—	—	—	—	(376)	34	—	(342)
Currency translation	—	—	—	—	—	—	351	351
Minimum pension liability, net of tax	—	—	—	—	—	—	96	96
Unrecognized loss on derivatives	—	—	—	—	—	—	(54)	(54)

Total comprehensive income								$51
Net transfer to parent and assumption of liabilities and forgiveness of Tyco International intercompany balances	—	—	—	—	(1,237)	—	—	(1,237)
Guaranteed contingent tax liabilities	—	—	—	(760)	—	—	—	(760)
Due from affiliates recorded under Tax Sharing Agreement	—	—	—	290	—	—	—	290
Income taxes assumed upon Separation	—	—	—	(138)	—	—	—	(138)
Transfers of parent company investment to contributed surplus	—	—	—	6,707	(6,707)	—	—	—
Issuance of common shares upon Separation	497	99	—	(99)	—	—	—	—
Dividends declared	—	—	—	(46)	—	(34)	—	(80)
Repurchase of common shares	—	—	—	(2)	—	—	—	(2)
Share options exercised	1	1	16	—	—	—	—	17
Equity-based compensation expense	—	—	—	31	—	—	—	31
Adjustment to apply the recognition provision of SFAS No. 158, net of tax	—	—	—	—	—	—	(51)	(51)

Balance at September 28, 2007	498	100	16	5,983	—	—	643	6,742
Comprehensive income:
Net income	—	—	—	—	—	1,361	—	1,361
Currency translation	—	—	—	—	—	—	73	73
Amortization of net actuarial losses and prior service cost and credits, net of tax	—	—	—	—	—	—	(5)	(5)
Unrecognized loss on derivatives	—	—	—	—	—	—	(4)	(4)

Total comprehensive income								$1,425
Dividends declared	—	—	—	—	—	(320)	—	(320)
Repurchase of common shares	—	—	—	(1)	—	(5)	—	(6)
Share options exercised	5	1	156	7	—	—	—	164
Equity-based compensation expense	—	—	—	79	—	—	—	79
Adoption of FIN 48 (Note 1)	—	—	—	—	—	(355)	—	(355)
Adjustments to income taxes assumed upon Separation	—	—	—	18	—	—	—	18

Balance at September 26, 2008	503	$101	$172	$6,086	$—	$681	$707	$7,747

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Fiscal Years September 26, 2008, September 28, 2007 and September 29, 2006

(in millions)

	2008	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$1,361	$(342)	$1,155
Loss from discontinued operations, net of income taxes	82	177	275

Income (loss) from continuing operations	1,443	(165)	1,430
Adjustments to reconcile net cash provided by continuing operating activities:
Change in related party receivable related to Tax Sharing Agreement	(214)	(16)	—
In-process research and development charges	22	38	63
Non-cash restructuring charges	18	9	—
Intangible asset impairment charges	—	34	—
Gain on divestitures	—	—	(48)
Depreciation and amortization	398	369	325
Non-cash compensation expense	76	75	56
Deferred income taxes	(4)	(50)	317
Provision for losses on accounts receivable and inventory	71	52	41
Class action settlement charge, net of insurance recoveries	—	1,243	—
Loss on the early extinguishment of debt	—	155	—
Other non-cash items	52	(24)	33
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(138)	(41)	11
Inventories	(190)	(67)	(160)
Accounts payable	72	(3)	(25)
Income taxes	19	130	(264)
Accrued and other liabilities	190	271	(370)
Class action settlement	(1,257)	—	—
Other	33	86	(113)

Net cash provided by continuing operating activities	591	2,096	1,296

Net cash provided by (used in) discontinued operating activities	69	113	(92)

Net cash provided by operating activities	660	2,209	1,204

Cash Flows From Investing Activities:
Capital expenditures	(409)	(356)	(400)
Acquisition-related payments, net of cash acquired	(157)	(117)	(382)
Divestitures, net of cash retained by businesses sold	263	—	74
Decrease (increase) in restricted cash	24	(7)	(34)
Release of interest in class action settlement fund	1,257	—	—
Interest in class action settlement fund	—	(1,257)	—
Other	18	24	(9)

Net cash provided by (used in) continuing investing activities	996	(1,713)	(751)

Net cash (used in) provided by discontinued investing activities	(30)	4	827

Net cash provided by (used in) investing activities	966	(1,709)	76

Cash Flows From Financing Activities:
Net proceeds from commercial paper program	171	—	—
Repayment of external debt	(4,008)	(525)	(25)
Issuance of external debt	2,728	4,298	1
Allocated debt activity	—	(2,291)	(548)
Dividends paid	(320)	—	—
Proceeds from exercise of share options	157	16	—
Net transfers to Tyco International Ltd.	—	(1,316)	(601)
Transfers from discontinued operations	38	82	636
Other	(11)	(37)	86

Net cash (used in) provided by continuing financing activities	(1,245)	227	(451)

Net cash used in discontinued financing activities	(38)	(117)	(726)

Net cash (used in) provided by financing activities	(1,283)	110	(1,177)

Effect of currency rate changes on cash	(7)	20	7
Net increase in cash and cash equivalents	336	630	110
Less: net increase in cash related to discontinued operations	—	—	(9)
Cash and cash equivalents at beginning of year	872	242	141

Cash and cash equivalents at end of year	$1,208	$872	$242

Supplementary Cash Flow Information:
Interest paid	$138	$199	$177
Income taxes paid, net of refunds	$514	$425	$253

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Separation from Tyco International Ltd.—Effective June 29, 2007, Covidien Ltd. (“Covidien” or the “Company”), a company organized under the laws of Bermuda, became the parent company owning the former healthcare businesses of Tyco International Ltd. (“Tyco International”). Prior to June 29, 2007, the assets of the healthcare businesses of Tyco International were transferred to Covidien. On June 29, 2007, Tyco International distributed one common share of Covidien for every four common shares of Tyco International, as well as its shares of its former electronics businesses (“Tyco Electronics”), to the holders of Tyco International common shares on the record date for the distribution, which was June 18, 2007 (the “Separation”).

Basis of Presentation—The accompanying financial statements reflect the consolidated operations of Covidien Ltd. and its subsidiaries as an independent publicly-traded company following June 29, 2007, and a combined reporting entity comprising the assets and liabilities used in managing and operating Tyco International’s healthcare businesses, including Covidien Ltd., prior to and including June 29, 2007. For periods prior to the Separation, certain general corporate overhead, net interest expense, loss on early extinguishment of debt and other expenses have been allocated to the Company by Tyco International. Management believes such allocations are reasonable; however, they may not be indicative of the actual expenses the Company would have incurred had the Company been operating as an independent, publicly-traded company. Following the Separation, the Company performs these functions using internal resources or purchased services, certain of which may be provided by Tyco International during a transitional period pursuant to the Separation and Distribution Agreement dated June 29, 2007, among Covidien, Tyco International, and Tyco Electronics (the “Separation and Distribution Agreement”). Note 17 provides additional information regarding allocated expenses and the Separation and Distribution Agreement.

The financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates.

Principles of Consolidation—The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares or has the ability to control through similar rights. All intercompany transactions have been eliminated. The results of companies acquired or disposed of are included in the financial statements from the effective date of acquisition or up to the date of disposal.

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

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The Company sells products both direct to end user customers and through distributors who resell the products to end user customers. Rebates are provided to certain distributors that sell to end user customers at prices determined in accordance with a contract between the Company and the end user customer. Provisions for rebates, as well as sales discounts and returns, are accounted for as a reduction of sales when revenue is recognized and are included in the reserve for returns, rebates and sales allowances within accounts receivable trade on the balance sheets. Rebates are estimated based on sales terms, historical experience and trend analyses. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific sales trend analyses, contractual commitments including stated rebate rates and other relevant information. The Company adjusts reserves to reflect differences between estimated and actual experience, and records such adjustment as a reduction of sales in the period of adjustment. Rebates charged against gross sales amounted to $2.357 billion, $2.016 billion and $2.302 billion in fiscal 2008, 2007 and 2006, respectively.

Research and Development—Internal research and development costs are expensed as incurred. Research and development expenses include salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other costs.

Amounts related to research and development collaborations with third parties are expensed as incurred up to the point of regulatory approval. Third-party costs subsequent to regulatory approval are capitalized and amortized over the estimated useful life of the related product. Amounts capitalized for such costs are included in other intangible assets, net of accumulated amortization.

Advertising—Advertising costs are expensed when incurred. Advertising expense was $87 million, $74 million and $73 million in fiscal 2008, 2007 and 2006, respectively, and is included in selling, general and administrative expenses in the statements of operations.

Currency Translation—For the Company’s non-U.S. subsidiaries that transact in a functional currency other than U.S. dollars and do not operate in highly inflationary environments, assets and liabilities are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during the related month. The net effect of these translation adjustments is shown in the financial statements as a component of accumulated other comprehensive income within shareholders’ equity. For subsidiaries operating in highly inflationary environments or where the functional currency is different from local currency, inventories and property, plant and equipment, including related expenses, are translated at the rate of exchange in effect on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments of these subsidiaries are included in net income. Losses resulting from such foreign currency translation and transactions not qualifying for hedge accounting discussed in Note 12 are included in selling, general and administrative expenses in the statements of operations and aggregated $44 million, $26 million and $19 million in fiscal 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents—All highly liquid investments purchased with maturities of three months or less from the time of purchase are considered to be cash equivalents.

On occasion, the Company is required to provide cash collateral to secure contractual obligations related to acquisitions, divestitures or other legal obligations. The amount of restricted cash in collateral was $27 million and $50 million at the end of fiscal 2008 and 2007, respectively. Restricted cash is included in prepaid expenses and other current assets or other assets based on the nature of the restriction.

Allowance for Doubtful Accounts—The allowance for doubtful accounts receivable reflects the best estimate of losses inherent in the Company’s accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence. Accounts receivable are written off when management determines they are uncollectible.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Inventories—Inventories are recorded at the lower of cost or market value, primarily first-in, first-out. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. The Company generally utilizes the straight-line method of depreciation over the following estimated useful lives of the assets:

Buildings and related improvements	2 to 40 years
Machinery and equipment	2 to 20 years

Upon retirement or other disposal of property, plant and equipment, the cost and related amount of accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds is included in net income.

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

Intangible Assets—Intangible assets include intellectual property consisting primarily of patents, trademarks and unpatented technology. The Company records intangible assets at cost and amortizes certain of such assets using the straight-line method over ten to forty years. Amortization expense is included in selling, general and administrative expenses. The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. Intangible assets that are not subject to amortization, which are comprised primarily of certain trademarks, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company reviews intangible assets subject to amortization for impairment in the same manner as property, plant and equipment discussed above.

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

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

projected economic lives. The discount rate used is determined at the time of acquisition and includes a rate of return which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized.

Goodwill—The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The Company utilizes a two-step approach. The first step requires a comparison of the carrying value of the reporting units to the fair value of these units. The Company estimates the fair value of its reporting units through internal analyses and valuation, utilizing an income approach based on the present value of future cash flows. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

Income Taxes—The income tax benefits of a consolidated income tax return have been reflected where such returns have or could be filed based on the entities and jurisdictions included in the financial statements.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the book and tax bases of assets and liabilities and operating loss carryforwards, using tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

As discussed under “Recently Adopted Accounting Policies,” on September 29, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” In accordance with FIN 48, the Company determines whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. To the extent a full benefit is not realized on the uncertain tax position, an income tax liability is established. Interest and penalties on income tax obligations are included in income tax expense.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across the Company’s global operations. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from current estimates of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when it is determined that the liabilities are no longer necessary. Substantially all of these potential tax liabilities are recorded in non-current income taxes payable on the balance sheets as payment is not expected within one year.

Share Premium and Contributed Surplus—In accordance with the Bermuda Companies Act 1981, when the Company issues shares for cash at a premium to their par value, the resulting premium is credited to a share premium account, a non-distributable reserve. When the Company issues shares in exchange for shares of

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

another company, the excess of the fair value of the shares acquired over the par value of the shares issued by the Company is credited, where applicable, to contributed surplus, which is, subject to certain conditions, a distributable reserve.

Recently Adopted Accounting Pronouncements—On September 29, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 was a $355 million reduction in accumulated earnings, a $197 million increase in deferred tax assets, primarily due to interest and state specific items, and a $642 million and $90 million increase in income taxes payable and receivable, respectively. In addition, the Company recorded an increase in amounts due from former parent and affiliates pursuant to the Tax Sharing Agreement of $231 million as other income, representing the indirect effect of adoption. These amounts include both the impact of the initial adoption of FIN 48 recorded during the first quarter, as well as, the adjustments to the adoption of FIN 48 identified and recorded during the fourth quarter as discussed in Note 21. Notes 5 and 17 provide additional information regarding income taxes and the Tax Sharing Agreement, respectively.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158 additional financial statement disclosures are also required. The Company adopted the recognition and disclosure provisions of SFAS No. 158 at the end of fiscal 2007, and accordingly, recognized an after-tax reduction of $51 million in accumulated other comprehensive income, a component of shareholders’ equity. In addition, under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end within two fiscal years after the initial adoption of the accounting standard. Currently, the Company uses a measurement date of August 31st ; however, the Company will transition to a measurement date that coincides with its fiscal year end in fiscal 2009. The adoption of the measurement date provision will result in a reduction to shareholders’ equity, the amount of which will not be significant.

Recently Issued Accounting Pronouncements—In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The enhanced disclosures set forth in SFAS No. 161 are effective for the Company in the second quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value, including any interests retained by the seller. These fair value provisions will be applied to contingent consideration, in-process research and development and acquisition contingencies. Purchase accounting adjustments will be reflected during the period in which an acquisition was originally recorded. Additionally, the new standard requires transaction costs and restructuring charges to be expensed.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Finally, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. SFAS No. 141(R) is effective for the Company for acquisitions closing during and subsequent to the first quarter of fiscal 2010.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than at historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for the Company in the first quarter of fiscal 2009. The Company did not elect to use the fair value option on any qualifying items upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company in fiscal 2009, except with respect to certain non-financial assets and liabilities, for which the effective date is fiscal 2010. The Company is currently assessing the impact SFAS No. 157 will have on its results of operations, financial condition and cash flows.

2. Discontinued Operations and Divestiture

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

Retail Products segment—During fiscal 2008, the Company divested its Retail Products segment for gross cash proceeds of $330 million, subject to working capital adjustments. Deal costs and other adjustments resulted in net cash proceeds of $308 million, which was used to repay a portion of the Company’s outstanding borrowings under its revolving credit facility. During fiscal 2008, the Company recorded a $111 million pre-tax loss on sale from discontinued operations related to the Retail Products segment, which included charges totaling $75 million recorded during the first six months of fiscal 2008, to write down the business to its fair value less cost to sell. Fair value used for the impairment assessment was based on the sale agreement. The loss on sale is expected to be adjusted in future reporting period by a $4 million contingent payment due to Covidien. In addition, the Company expects to receive proceeds from the sale of a remaining Retail Products facility. However, the additional proceeds will likely be offset by incremental costs associated with selling the facility.

During fiscal 2007, the Company performed an asset impairment analysis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of the impairment analysis the Company recorded a goodwill impairment charge of $256 million associated with the former Retail Products segment, which is included in loss on sale of discontinued operations. The estimated fair value of the Retail Products segment was evaluated based on discounted expected future cash flows of the related assets and reflects the adverse trends in raw material and energy costs, and a higher discount rate to represent current market conditions. As a result of this assessment, the Company determined that the book value of the Retail Products segment was in excess of its estimated fair value and, accordingly, recorded the impairment charge.

European Incontinence business—During fiscal 2008, the Company also sold its European Incontinence business. As a condition of the sale, the Company was required to contribute cash of $43 million into the

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

business prior to the closing of the transaction. During fiscal 2008, the Company recorded a $75 million pre-tax loss on sale from discontinued operations related to the European Incontinence business, which includes charges totaling $23 million recorded during the first six months of fiscal 2008, to write down the business to its fair value less costs to sell. Fair value used for the impairment assessment was based on the sale agreement.

Plastics, Adhesives and Ludlow Coated Products businesses—During fiscal 2006, the Plastics, Adhesives and Ludlow Coated Products businesses and the A&E Products business were sold for $975 million and $6 million in gross cash proceeds, respectively. Working capital and other adjustments resulted in net proceeds of $882 million for the sale of the Plastics, Adhesives and Ludlow Coated Products businesses in fiscal 2006. During fiscal 2007, $30 million was collected from the purchaser of the Plastics, Adhesives and Ludlow Coated Products businesses pursuant to a post-closing adjustment related to the decline in average resin prices. Net cash proceeds received for the sale of the A&E Products business were $2 million in fiscal 2006. Working capital adjustments of $6 million were agreed upon and collected in fiscal 2007. Both businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations for all periods presented.

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

Financial information—Net sales, income from operations, loss on sale and income taxes for all discontinued operations for fiscal 2008, 2007 and 2006 are as follows (dollars in millions):

	2008	2007	2006
Net sales	$870	$1,275	$2,103

Pre-tax income from discontinued operations	$71	$110	$85
Pre-tax loss on sale of discontinued operations	(188)	(262)	(286)
Income tax benefit (expense)	35	(25)	(74)

Loss from discontinued operations, net of income taxes	$(82)	$(177)	$(275)

Balance sheet information for assets classified as held for sale at the end of fiscal 2008 and 2007 are as follows (dollars in millions):

	2008	2007
Accounts receivable, net	$54	$118
Inventories	67	183
Prepaid expenses and other current assets	17	34
Property, plant and equipment, net	119	300
Goodwill	25	165
Other intangibles, net	55	58
Other non-current assets	10	21

Assets held for sale	$347	$879

Accounts payable	$36	$84
Accrued and other current liabilities	15	45
Other liabilities	54	18

Liabilities associated with assets held for sale	$105	$147

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Divestiture

In January 2006, the Company completed the sale of the Radionics product line within the Medical Devices segment, which included minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. In connection with this sale, the Company received net proceeds of $74 million and recorded a gain of $45 million in continuing operations.

3. Acquisitions

Fiscal 2008

During fiscal 2008, the Company’s Medical Devices segment acquired Tissue Science Laboratories plc (“TSL”) for $74 million. TSL is a medical device company dedicated to the research, development and commercialization of tissue implant products for surgical and wound care therapies. The acquisition of TSL provides the Company with a leading tissue repair technology and accelerates its entry into the biologic hernia repair market. TSL’s Permacol(R) product complements Covidien’s current soft tissue product offerings and allows the Company to offer a full line of differentiated hernia repair products.

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

In addition, the Company completed two smaller acquisitions during fiscal 2008 and recorded IPR&D charges totaling $10 million.

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

In September 2006, the Company’s Medical Devices segment acquired 59% ownership of Airox S.A. (“Airox”) for $59 million, net of cash acquired of $4 million, and commenced consolidating this investment in October 2007. In November 2006, the Company’s Medical Devices segment acquired the remaining outstanding shares of Airox in a mandatory tender offer for approximately $47 million. Airox is a developer of home respiratory ventilator systems. The acquisition of Airox expands the Company’s ventilator product portfolio.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The Company’s allocation of the total purchase price of Airox is as follows (dollars in millions):

Current assets (including cash of $4)	$15
Intangible assets (including IPR&D)	61
Other non-current assets	1
Goodwill (non-tax deductible)	59

Total assets acquired	136
Current liabilities	11
Deferred tax liabilities (non-current)	10
Other non-current liabilities	5

Total liabilities assumed	26

Net assets acquired	$110

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

Fiscal 2006

In August 2006, the Company’s Medical Devices segment acquired Confluent Surgical, Inc. (“Confluent”), a developer and supplier of polymer-based technology used in sprayable surgical sealants and anti-adhesion products, for $236 million, net of cash acquired of $12 million. The acquisition of Confluent allows the Company to offer bio-surgery products that complement its Syneture suture and Autosuture surgical stapler portfolio.

The Company’s allocation of the total purchase price of Confluent is as follows (dollars in millions):

Current assets (including cash of $12)	$23
Intangible assets (including IPR&D)	216
Other non-current assets	1
Goodwill (non-tax deductible)	63

Total assets acquired	303
Current liabilities	2
Deferred tax liabilities (non-current)	53

Total liabilities assumed	55

Net assets acquired	$248

Intangible assets acquired include $49 million assigned to IPR&D that was written off at the date of acquisition. The remaining $167 million of intangible assets, which relate to patents, have useful lives of 12 or 14 years.

The $49 million IPR&D charge is related to technology Confluent is developing for numerous applications across several surgical disciplines which have not yet received regulatory approval. As of the date of acquisition, there were three projects under development at different stages of completion, none of which were considered to be technologically feasible or to have any alternative future use. The Company determined the valuation of the

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

IPR&D using, among other factors, appraisals. The value was based primarily on the discounted cash flow method. Future residual cash flows that could be generated from each of the projects were determined based upon management’s estimate of future revenue and expected profitability of the projects and technologies involved. These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the projects to completion. The discount rates applied ranged from 20% to 23%, depending on the project’s stage of completion and the type of U.S. Food and Drug Administration approval required.

During fiscal 2006, the Company’s Medical Devices segment acquired over 90% ownership in Floreane Medical Implants, S.A. (“Floreane”) for $123 million in cash, net of cash acquired of $3 million. Floreane, through its Sofradim line, is an innovator in the development of hernia meshes and surgical implants. The acquisition of Floreane expands the Company’s surgical product portfolio and allows the Company to provide its customers with a complementary range of products, while leveraging its global distribution capabilities. Subsequent to fiscal 2006, the Company’s Medical Devices segment acquired the remaining outstanding shares of Floreane for $12 million.

The Company’s allocation of the total purchase price of Floreane is as follows (dollars in millions):

Current assets (including cash of $3)	$24
Intangible assets (including IPR&D)	94
Goodwill (non-tax deductible)	57
Other non-current assets	14

Total assets acquired	189
Current liabilities	19
Deferred tax liabilities (non-current)	29
Other non-current liabilities	3

Total liabilities assumed	51

Net assets acquired	$138

Intangible assets acquired include $3 million assigned to IPR&D that was written off in fiscal 2006 at the date of acquisition. The remaining $91 million of intangible assets acquired include $72 million of patents with useful lives of 7 or 19 years and $19 million of customer lists with a useful life of 12 years.

The acquisitions described above in all periods did not have a material effect on the Company’s results of operations, financial condition or cash flows. Accordingly, pro forma information for periods prior to the acquisitions has not been presented.

4. Restructuring Charges

2008 Activity

In fiscal 2007, the Company launched a $150 million restructuring program, primarily in its Medical Devices segment. This program includes exiting unprofitable product lines in low-growth and declining-growth markets, reducing excess machine capacity, moving production to lower cost alternatives through plant consolidations and outsourcing initiatives, and relocating certain functions.

During fiscal 2008, the Company recorded restructuring charges of $77 million pursuant to the program, which is comprised of restructuring charges of $83 million, partially offset by changes in estimates of $6 million.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The $83 million of restructuring charges includes asset impairment charges of $18 million primarily related to the write-down of long-lived assets of a manufacturing facility within the Medical Devices segment, which will be closed as a result of cost savings initiatives. The remaining charges and changes in estimates primarily relate to workforce reductions also within the Medical Devices segment.

Restructuring activity for fiscal 2008 is as follows (dollars in millions):

	Employee Severance and Benefits	Other	Asset Impairment Charges	Total
Balance at September 28, 2007	$27	$1	$—	$28
Charges	58	7	18	83
Utilization	(18)	(7)	(18)	(43)
Changes in estimate	(6)	—	—	(6)
Currency translation	(4)	—	—	(4)

Balance at September 26, 2008	$57	$1	$—	$58

At September 26, 2008, restructuring liabilities of $58 million remained on the balance sheet, $41 million of which are included in accrued and other current liabilities and the remainder of which are included in other liabilities.

2007 Activity

During fiscal 2007, the Company recorded restructuring charges of $57 million under the $150 million restructuring program previously discussed, which included asset impairment charges of $9 million for the write-down of long-lived assets at several manufacturing facilities within the Medical Devices segment. The remaining $48 million primarily related to severance costs resulting from workforce reductions also within the Medical Devices segment. The Company utilized $29 million during fiscal 2007.

5. Income Taxes

Significant components of income taxes related to continuing operations for each fiscal year are as follows (dollars in millions):

	2008	2007	2006
Current:
United States:
Federal	$367	$301	$(46)
State	29	36	33
Non-U.S.	139	178	168

Current income tax provision	535	515	155
Deferred:
United States:
Federal	38	(63)	302
State	15	(6)	22
Non-U.S.	(52)	16	(9)

Deferred income tax provision	1	(53)	315

	$536	$462	$470

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Non-U.S. income from continuing operations was $1.055 billion for fiscal 2008. Non-U.S. loss from continuing operations was $306 million for fiscal 2007. Non-U.S. income from continuing operations was $1.326 billion for fiscal 2006.

The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes on continuing operations is as follows (dollars in millions):

	2008	2007	2006
Notional U.S. federal income taxes at the statutory rate	$693	$104	$664
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	37	20	19
Rate differences between non-U.S. and U.S. jurisdictions(1)	(303)	(220)	(252)
Settlement costs	18	421	—
Valuation allowances	1	(43)	42
Adjustments to accrued income tax liabilities	68	71	79
Allocated loss on the retirement of debt(2)	—	43	(58)
Tax costs incurred to effect the separation	—	12	—
Other	22	54	(24)

Provision for income taxes	$536	$462	$470

(1)	Excludes non-deductible charges and other items which are broken out separately in the statutory rate reconciliation presented.
(2)	Included in the loss on retirement of debt in 2006 is a cumulative one-time benefit associated with the receipt of a favorable tax ruling in the fourth quarter of 2006 permitting the deduction of prior year debt retirement costs not previously benefited. This benefit is partially offset by a valuation allowance on the net operating losses created by the debt retirement deductions.

As discussed in Note 1, in fiscal 2008, the Company adopted FIN 48, and, accordingly, recorded a $355 million reduction in accumulated earnings, a $197 million increase in deferred tax assets, primarily due to interest and state specific items, and a $642 million and $90 million increase in income taxes payable and receivable, respectively.

At September 26, 2008, the total amount of the Company’s unrecognized tax benefits was $1.209 billion, substantially all of which would impact the effective tax rate, if recognized. Interest and penalties associated with uncertain tax positions are recognized as components of income tax expense. The Company accrued $89 million of interest and $3 million of penalties during fiscal 2008. The total amount of accrued interest related to uncertain tax positions was $329 million and $215 million at September 26, 2008 and September 29, 2007, respectively. In addition, the total amount of accrued penalties related to uncertain tax positions was $18 million and $15 million at September 26, 2008 and September 29, 2007, respectively.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in millions):

Balance at September 29, 2007	$1,162
Additions based on tax positions taken during a prior period	42
Reductions based on tax positions taken during a prior period	(3)
Additions based on tax positions taken during the current period	43
Reductions related to settlement of tax matters	(28)
Reductions related to a lapse of applicable statute of limitations	(7)

Balance at September 26, 2008	$1,209

The Company and its subsidiaries’ income tax returns are periodically examined by various tax authorities. During 2007, the U.S. Internal Revenue Service (“IRS”) concluded its field examination of certain of Tyco International’s, including Covidien’s, U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent’s Reports in May and June of 2007, which reflected the IRS’s determination of proposed tax adjustments for the periods under audit. Tyco International has appealed certain of the proposed tax adjustments totaling approximately $1 billion. It is Covidien’s understanding that Tyco International intends to vigorously defend its previously filed tax return positions.

In December 2007, the IRS commenced an examination of Tyco International’s, including Covidien’s, U.S. federal income tax returns for the years 2001 through 2004. In connection with the examination, Tyco International has submitted amendments to its U.S. federal income tax returns for the periods through 2004.

The Company is currently in the process of adjusting its U.S. federal tax returns for the periods 2005 through 2007. These filings primarily reflect the impact of adjustments that have been agreed to with the IRS in prior examinations or have been reflected in prior U.S. federal income tax returns. The impact of these adjustments was to decrease non-current income taxes payable by $53 million with corresponding adjustments to our non-current deferred income taxes and long-term receivable resulting from the Tax Sharing Agreement discussed in Note 17. Such adjustments did not have a material impact on the Company’s results of operations or cash flows.

The Company may be required to make additional adjustments resulting from examinations and further analysis of our historical filing positions. However, the Company does not believe any additional adjustments resulting from the ultimate resolution of these matters will have a material impact on its results of operations, financial condition or cash flows. The Company may also be required to accrue and pay additional taxes for contingencies not related to Covidien as a result of the Tax Sharing Agreement discussed in Note 17.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

As of September 26, 2008, a summary of tax years that remain subject to examination in the Company’s major tax jurisdictions are as follows:

United States—federal	1997 and forward

United States—state	1996 and forward

Australia	2001 and forward

Belgium	2004 and forward

France	2001 and forward

Germany	2002 and forward

Greece	2006 and forward

Italy	2002 and forward

Japan	1998 and forward

Switzerland	2005 and forward

United Kingdom	2004, 2006 and forward

As of September 26, 2008, the Company does not expect any significant changes to its unrecognized tax benefits within the next 12 months.

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred tax asset (liability) at the end of fiscal 2008 and 2007 are as follows (dollars in millions):

	2008	2007
Deferred tax assets:
Accrued liabilities and reserves	$314	$345
Tax loss and credit carryforwards	6,714	543
Inventories	63	72
Postretirement benefits	41	66
Leases	37	40
Federal and state benefit of uncertain tax positions	180	—
Investment in subsidiaries	60	—
Other	139	95

	7,548	1,161

Deferred tax liabilities:
Property, plant and equipment	(305)	(317)
Intangible assets	(564)	(591)
Other	(8)	(63)

	(877)	(971)

Net deferred tax asset before valuation allowances	6,671	190
Valuation allowances	(6,617)	(443)

Net deferred tax asset (liability)	$54	$(253)

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) are reported in the following components on the balance sheets (dollars in millions):

	2008	2007
Deferred income taxes (current)	$328	$268
Deferred income taxes (non-current)	64	67
Accrued and other current liabilities	(4)	(12)
Deferred income taxes (non-current)	(334)	(576)

Net deferred tax asset (liability)	$54	$(253)

At September 26, 2008, the Company had approximately $22.5 billion of net operating loss carryforwards in certain non-U.S. jurisdictions, of which $21.5 billion have no expiration, and the remaining $1.0 billion will expire in future years through 2028. Included in these net operating loss carryforwards are approximately $20 billion of net operating losses that the Company recorded in fiscal 2008 as a result of the receipt of a favorable tax ruling from certain non-U.S. taxing authorities. The Company has recorded a full valuation allowance against this net operating loss as the Company believes that it is highly unlikely that any of this net operating loss will be utilized. Since there was no impact on the Company’s effective tax rate, the net operating loss and corresponding valuation allowance have been excluded from the rate reconciliation previously presented. The Company had $203 million of federal net operating loss carryforwards and $214 million of federal capital loss carryforwards at September 26, 2008, which will expire during 2011 through 2027. For state purposes, the Company had $1.7 billion of net operating loss carryforwards and $214 million of capital loss carryforwards at September 26, 2008, which will also expire during 2011 through 2027.

At September 26, 2008, the Company also had $12 million of tax credits available to reduce future income taxes payable, primarily in jurisdictions within the United States, of which $2 million have no expiration, and the remaining $10 million expire during 2009 through 2027.

The valuation allowances for deferred tax assets of $6.617 billion and $443 million at September 26, 2008 and September 28, 2007, respectively, relate principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.

At September 26, 2008, the Company had certain potential non-U.S. tax attributes that had not been recorded in the Company’s financial statements. These attributes include $10.9 billion of non-U.S. special deductions with an indefinite carryforward period. The Company has treated these amounts as special deductions for financial statement purposes since utilization is contingent upon the annual performance of certain economic factors. The Company intends to recognize the applicable portion of the special deduction annually at an estimated tax rate of between 1% and 3% when and if these economic factors are met.

Except for earnings that are currently distributed, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries, as such earnings are expected to be reinvested indefinitely, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if the Company’s intention to permanently reinvest such earnings were to change and amounts were distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the earnings for which additional taxes could be due.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

6. Earnings Per Share

Following the separation from Tyco International, the Company had 496,869,055 common shares outstanding. This amount is being utilized to calculate earnings per share for the periods prior to the Separation. The same number of shares has been used to calculate diluted earnings per share and basic earnings per share for periods prior to the Separation because no common shares of Covidien were publicly traded prior to July 2, 2007, and no Covidien restricted shares nor share options were outstanding prior to the Separation.

The following sets forth the computation of basic and diluted earnings per share for fiscal 2008, 2007 and 2006 is as follows (in millions, except per share data):

	2008			2007			2006
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$1,443	500	$2.89	$(165)	497	$(0.33)	$1,430	497	$2.88
Diluted earnings (loss) per common share:
Share options and restricted shares	—	5		—	—		—	—

Income (loss) from continuing operations giving effect to dilutive adjustments	$1,443	505	$2.86	$(165)	497	$(0.33)	$1,430	497	$2.88

The computation of diluted earnings per share for fiscal 2008 and fiscal 2007 excludes the effect of the potential exercise of options to purchase 5 million and 29 million shares, respectively, because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share for fiscal 2007 excludes restricted share awards of 4 million, as the effect would have been anti-dilutive.

7. Inventories

At the end of fiscal 2008 and 2007, inventories were comprised of (dollars in millions):

	2008	2007
Purchased materials and manufactured parts	$256	$215
Work in process	238	200
Finished goods	786	711

Inventories	$1,280	$1,126

Aggregate reductions in the carrying value with respect to inventories that were still on hand at September 26, 2008 and September 28, 2007, that were deemed to be excess, obsolete, slow-moving or that had a carrying value in excess of market, were $116 million and $105 million, respectively.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

8. Property, plant and equipment

At the end of fiscal 2008 and 2007 property, plant and equipment at cost and accumulated depreciation were (dollars in millions):

	2008	2007
Land	$130	$127
Buildings and related improvements	830	796
Machinery and equipment	2,753	2,566
Property under capital lease	224	221
Leasehold improvements	175	151
Construction in progress	378	288
Accumulated depreciation	(2,014)	(1,756)

Property, plant and equipment, net	$2,476	$2,393

Property under capital lease consists primarily of buildings. Accumulated amortization of capitalized lease assets was $161 million and $153 million at the end of fiscal 2008 and 2007, respectively.

Depreciation expense was $322 million, $291 million and $265 million in fiscal 2008, 2007 and 2006, respectively. These amounts include depreciation expense on demonstration equipment which is included in other assets on the balance sheet. Maintenance and repair expenditures are charged to expense when incurred and were $101 million in fiscal 2008, $92 million in fiscal 2007 and $93 million in fiscal 2006.

9. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for fiscal 2008 and 2007 are as follows (dollars in millions):

	Medical Devices	Imaging Solutions	Pharma- ceutical Products	Medical Supplies	Total
Goodwill at September 30, 2006	$4,960	$255	$252	$227	$5,694
Acquisitions	40	—	—	—	40
Purchase accounting adjustments	(3)	—	—	—	(3)
Currency translation	36	—	—	—	36

Goodwill at September 28, 2007	5,033	255	252	227	5,767
Acquisitions	51	—	—	—	51
Currency translation	3	—	—	—	3

Goodwill at September 26, 2008	$5,087	$255	$252	$227	$5,821

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount and accumulated amortization of intangible assets at the end of fiscal 2008 and 2007 are as follows (dollars in millions):

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Unpatented technology	$549	$195	21 years	$536	$168	21 years
Patents and trademarks	659	310	18 years	637	280	18 years
Other	260	101	25 years	246	85	25 years

Total	1,468	606	20 years	1,419	533	20 years
Non-Amortizable:
Trademarks	356			356

Total intangible assets	$1,824	$606		$1,775	$533

During the fourth quarter of fiscal 2007, the Company recorded a charge of $33 million for the impairment of a non-amortizable trademark associated with its Imaging Solutions segment. The impairment was due to a shift in branding strategy that resulted in discontinuing the use of the trademark.

Intangible asset amortization expense for fiscal 2008, 2007 and 2006 was $76 million, $78 million and $60 million, respectively. The estimated aggregate amortization expense is expected to be $70 million for fiscal 2009, $66 million for fiscal 2010, $64 million for fiscal 2011, $64 million for fiscal 2012 and $62 million for fiscal 2013.

10. Debt

Debt at the end of fiscal 2008 and 2007 is as follows (dollars in millions):

	2008	2007
Current maturities of long-term debt:
Unsecured bridge loan facility	$—	$474
Capital lease obligations	19	21
Other	—	28

Total	19	523

Long-term debt:
Commercial paper program	171	—
Unsecured bridge loan facility	—	2,727
Unsecured senior revolving credit facility	—	724
5.2% senior notes due December 2010	250	—
5.5% senior notes due December 2012	500	—
6.0% senior notes due December 2017	1,150	—
6.6% senior notes due December 2037	850	—
Capital lease obligations	45	63
Other	20	51

Total	2,986	3,565

Total debt	$3,005	$4,088

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

In October 2007, Covidien International Finance S.A. (“CIFSA”), a wholly owned subsidiary of the Company, completed a private placement offering of $2.750 billion aggregate principal amount of fixed rate senior notes, comprised of the following: $250 million of 5.2% notes due 2010; $500 million of 5.5% notes due 2012; $1.150 billion of 6.0% notes due 2017; and $850 million of 6.6% notes due 2037. The notes are fully and unconditionally guaranteed on a senior unsecured basis by Covidien Ltd. The net proceeds of $2.727 billion were used to repay a portion of the Company’s borrowings under its $4.250 billion unsecured bridge loan facility. During fiscal 2008, the Company repaid the remaining $474 million outstanding under the unsecured bridge loan facility which matured in April 2008.

During fiscal 2008, in accordance with the terms of the original issuance, CIFSA completed an exchange offering of its $2.750 billion aggregate principal amount of fixed rate unregistered senior notes described above for public notes. The form and terms of the public notes are identical in all material respects to the form and terms of the corresponding unregistered notes, except that the public notes do not bear legends restricting their transfer under the Securities Act of 1933, as amended.

The Company has a $1.425 billion five-year unsecured senior revolving credit facility expiring in 2012. Borrowings under this credit facility bear interest, at the Company’s option, at a base rate or LIBOR, plus a margin dependent on the Company’s credit ratings and the amount drawn under the facility. The Company is required to pay an annual facility fee ranging from 4.5 to 12.5 basis points, depending on its credit ratings. The credit facility agreement contains a covenant limiting the Company’s ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which are considered restrictive to the Company’s operations. During fiscal 2008, the Company repaid the $724 million of borrowings that were outstanding under the revolving credit facility as of September 28, 2007.

In February 2008, CIFSA initiated a commercial paper program. The notes issued under the commercial paper program are fully and unconditionally guaranteed by Covidien Ltd. Proceeds from the sale of the notes are used for working capital and other corporate purposes. CIFSA is required to maintain an available unused balance under its $1.425 billion revolving credit facility sufficient to support amounts outstanding under the commercial paper program. At September 26, 2008, the Company had $171 million of commercial paper outstanding.

The aggregate amounts of external debt, including capital lease obligations, maturing during the next five fiscal years and thereafter are as follows: $19 million, $5 million, $255 million, $175 million, $504 million and $2.047 billion.

11. Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics, which are discussed in Note 17.

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

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. Note 19 provides further information regarding these liabilities.

The Company is liable for product performance; however in the opinion of management, such obligations will not significantly affect the Company’s results of operations, financial condition or cash flows.

12. Financial Instruments

Derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met. Derivatives used for hedging purposes are designated as an effective hedge of the identified risk exposure at the inception of the contract.

The Company uses forward agreements with financial institutions to manage its exposure to foreign currency exchange rates, principally the Euro, Japanese yen, British pound and Canadian dollar. All of these forward agreements are designated as cash flow hedges. Gains and losses from the ineffective portion of hedges are recorded as adjustments to selling, general and administrative expenses. Gains and losses resulting from the effective portion of hedges, the amounts of which are not material in any period presented, are initially recorded in accumulated other comprehensive income on the balance sheets. Amounts are reclassified from accumulated other comprehensive income to earnings and recorded as an adjustment to selling, general and administrative expenses when the underlying transaction impacts earnings.

The Company also uses various option and forward contracts not designated as accounting hedges to manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions denominated in certain foreign currencies.

At September 26, 2008, total contracts outstanding had notional amounts of $947 million and were in a net liability position of $11 million on the balance sheet.

The Company is exposed to volatility in the prices of commodities used in the production of its products and may enter into hedging contracts to manage those exposures. As of September 26, 2008, the Company had entered into derivative contracts for certain commodities. These contracts qualified for hedge accounting and did not have a significant impact on the financial statements.

Interest Rate Locks

In July 2007, CIFSA entered into a series of forward interest rate lock agreements (the “rate locks”) with an aggregate notional value of $1.3 billion and a termination date of September 28, 2007. CIFSA designated the rate locks as cash flow hedges against the risk of variability in market interest rates prior to its anticipated issuance of fixed rate senior notes (the “notes”). The notes were originally forecasted to be issued by the end of fiscal 2007, but instead were issued in October 2007 (see Note 10). This delay combined with the termination of the rate locks resulted in exposure to potential market interest rate variability from the period subsequent to September 28, 2007 until the issuance of the notes. To offset this risk, CIFSA entered into a new series of forward interest rate lock agreements to replace the rate locks (the “replacement rate locks”). The replacement rate locks were executed in September 2007 with an aggregate notional value of $1.3 billion and a termination date of October 2007, and were likewise designated as cash flow hedges against the risk of variability in market interest rates prior to the issuance of the notes. The hedging relationships designated for both the rate locks and the replacement rate locks qualified as effective cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The termination of the rate locks resulted in a $44 million loss in fiscal 2007. Substantially all of the loss was attributable to the effective portion of the cash flow hedges and was recorded within accumulated other comprehensive income on the balance sheet at September 28, 2007. Additionally, an insignificant portion of the loss from the termination of the rate locks was attributable to hedge ineffectiveness and was recorded as interest expense in fiscal 2007.

The fair value of the replacement locks at September 28, 2007 was a loss of $9 million and was recorded within accumulated other comprehensive income. In fiscal 2008, the termination of the replacement rate locks resulted in an additional $8 million loss. The losses recorded within accumulated other comprehensive income associated with both the rate locks and the replacement rate locks are currently being reclassified into net income over the terms of the notes as additional interest expense, the amount of which was not significant for fiscal 2008.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, amounts due from former parent and affiliates, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments approximated their carrying values at the end of fiscal 2008 and 2007. It is not practicable to estimate the fair value of the amounts due from former parent and affiliates.

Concentration of Credit Risk

The Company utilizes established risk management policies and procedures in executing derivative financial instrument transactions. Although the instruments may not necessarily be designated as accounting hedges, the Company does not execute transactions or hold derivative financial instruments for trading or speculative purposes. Counterparties to the Company’s derivative financial instruments are limited to major financial institutions with at least an A/A2 long-term debt rating. There is no significant concentration of exposures with any counterparty. None of the Company’s derivative financial instruments outstanding at year end would result in a significant loss to the Company if a counterparty failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or other security to be furnished by the counterparties to its derivative financial instruments.

13. Retirement Plans

Defined Benefit Pension Plans—The Company has a number of noncontributory and contributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Net periodic pension benefit cost is based on periodic actuarial valuations which use the projected unit credit method of calculation and is charged to expense on a systematic basis over the expected average remaining service lives of current participants. Contribution amounts are determined based on the advice of professionally qualified actuaries in the countries concerned. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation.

Prior to the Separation, in limited circumstances, the Company participated in certain co-mingled plans through Tyco International that included plan participants of other Tyco International subsidiaries. Expenses for these plans were accounted for pursuant to administrative cooperation arrangements with Tyco International. During fiscal 2007, these plans were separated and, accordingly, the Company recorded its portion of the co-mingled plans, assets and the related obligations, which were actuarially determined based on the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) prescribed calculation.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans is as follows (dollars in millions):

	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006
Service cost	$6	$7	$7	$14	$13	$13
Interest cost	34	33	32	16	13	11
Expected return on plan assets	(40)	(39)	(36)	(13)	(10)	(9)
Amortization of prior service cost	1	2	1	—	—	—
Amortization of net actuarial loss	6	10	19	2	2	3
Plan settlements, curtailment and special termination benefits	5	4	—	1	1	1

Net periodic benefit cost	$12	$17	$23	$20	$19	$19

Weighted-average assumptions used to determine net pension cost during the year:
Discount rate	6.3%	6.0%	5.3%	5.0%	4.4%	4.0%
Expected return on plan assets	8.0%	8.0%	8.0%	5.6%	5.4%	5.3%
Rate of compensation increase	4.3%	4.0%	4.0%	3.8%	3.6%	3.5%

The estimated net loss and prior service cost for all U.S. and non-U.S. defined benefit pension plans that will be amortized from accumulated comprehensive income into net periodic benefit cost in fiscal 2009 are $12 million and $2 million, respectively.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The following table represents the changes in benefit obligations, plan assets and the net amounts recognized on the balance sheet for all U.S. and non-U.S. defined benefit plans the end of 2008 and 2007 (dollars in millions):

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Change in benefit obligations:
Benefit obligations at beginning of year	$566	$589	$316	$297
Service cost	6	7	14	13
Interest cost	34	33	16	13
Employee contributions	—	—	2	2
Plan amendments	—	—	—	(4)
Actuarial gain	(26)	(7)	(19)	(17)
Benefits and administrative expenses paid	(37)	(37)	(12)	(11)
New plans	—	1	—	—
Plan settlements, curtailments and special termination benefits	(25)	(20)	(1)	(2)
Currency translation	—	—	3	25

Benefit obligations at end of year	$518	$566	$319	$316

Change in plan assets:
Fair value of plan assets at beginning of year	$525	$462	$221	$192
Actual return on plan assets	(30)	56	(12)	8
Employer contributions	11	5	18	16
Employee contributions	—	—	2	2
Divestitures	—	59	—	—
Plan settlements	(25)	(20)	(2)	(2)
Benefits and administrative expenses paid	(37)	(37)	(12)	(11)
Currency translation	—	—	2	16

Fair value of plan assets at end of year	$444	$525	$217	$221

Funded status at end of year	$(74)	$(41)	$(102)	$(95)
Contributions after the measurement date	1	—	1	1

Net amount recognized on the balance sheets	$(73)	$(41)	$(101)	$(94)

Amounts recognized on the consolidated balance sheets:
Non-current assets	$—	$12	$2	$5
Current liabilities	(3)	(5)	(3)	(3)
Non-current liabilities	(70)	(48)	(100)	(96)

Net amount recognized on the balance sheets	$(73)	$(41)	$(101)	$(94)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$142	$109	$50	$46
Prior service cost (credit)	6	8	(4)	(3)

Net amount recognized in accumulated other comprehensive income	$148	$117	$46	$43

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	7.0%	6.3%	5.5%	5.0%
Rate of compensation increase	3.8%	4.3%	3.8%	3.8%

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for all U.S. plans at September 26, 2008 and September 28, 2007 was $518 million and $566 million, respectively. The accumulated benefit obligation for all non-U.S. plans as of September 26, 2008 and September 28, 2007 was $288 million and $276 million, respectively.

The accumulated benefit obligation and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $518 million and $444 million, respectively, at September 26, 2008 and $298 million and $245 million, respectively, at September 28, 2007.

The accumulated benefit obligation and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $236 million and $151 million, respectively, at September 26, 2008 and $200 million and $123 million, respectively, at September 28, 2007.

In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class and individual asset class performance expectations as provided by external advisors. The Company’s investment strategy for its pension plans is to obtain a long-term return on plan assets that is consistent with the level of investment risk that is considered appropriate. The Company’s U.S. pension plans have a target allocation of either 60% equity securities and 40% debt securities or 30% equity securities and 70% debt securities, depending on the status and duration of liabilities of the plan. Various asset allocation strategies are in place for non-U.S. pension plans depending upon local law, status, funding level and duration of liabilities. The Company’s non-U.S. pension plans have a weighted-average target allocation of 43% equity securities, 50% debt securities and 7% other asset classes, primarily cash and cash equivalents.

Pension plans have the following weighted-average asset allocations at the end of fiscal 2008 and 2007:

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Asset Category:
Equity securities	46%	59%	40%	41%
Debt securities	53	38	50	44
Real estate	—	—	2	3
Cash and cash equivalents	1	3	8	12

Total	100%	100%	100%	100%

Covidien common shares are not a direct investment of the Company’s pension funds; however, the pension funds may indirectly include Covidien common shares. The aggregate amount of the Covidien common shares would not be considered material relative to the total pension fund assets.

The Company’s funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that at a minimum it will make the minimum required contributions of $27 million to its U.S. and non-U.S. pension plans in fiscal 2009.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Benefit payments expected to be paid, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are as follows (dollars in millions):

	U.S. Plans	Non-U.S. Plans
Fiscal 2009	$51	$13
Fiscal 2010	45	13
Fiscal 2011	45	12
Fiscal 2012	45	13
Fiscal 2013	44	15
Fiscal 2014-2018	215	85

Defined Contribution Retirement Plans—The Company maintains voluntary 401(k) retirement plans, in which the Company matches a percentage of each employee’s contributions. Total Company matching contributions to the plans were $63 million, $54 million and $49 million for fiscal 2008, 2007 and 2006, respectively.

Deferred Compensation Plans—The Company maintains one active nonqualified deferred compensation plan in the United States, which permits eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds generally correspond to the funds offered in the Company’s U.S. tax-qualified retirement plan and the account balance fluctuates with the investment returns on those funds. Deferred compensation expense for each period presented was insignificant. Total deferred compensation liabilities were $52 million and $65 million at the end of fiscal 2008 and 2007, respectively.

Rabbi Trusts and Other Investments—The Company maintains several rabbi trusts, the assets of which may be used to pay non-qualified deferred compensation plan benefits. The trusts primarily hold debt securities. The value of the assets held by these trusts was $33 million and $44 million at September 26, 2008 and September 28, 2007, respectively, which were included in other assets on the balance sheets. The rabbi trust assets, which are consolidated, are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. Plan participants are general creditors of the Company with respect to these benefits. In addition, the Company has other investments which serve as collateral for certain pension plan benefits amounting to $40 million and $38 million at September 26, 2008 and September 28, 2007, respectively. These amounts were also included in other assets in the balance sheets.

Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than retirement plan benefits for its employees. However, certain acquired operations provide postretirement medical benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide eligibility for such benefits.

Net periodic postretirement benefit cost is as follows (dollars in millions):

	2008	2007	2006
Service cost	$1	$1	$1
Interest cost	8	9	8
Amortization of prior service credit	(6)	(5)	(4)
Amortization of net actuarial loss	1	1	1

Net periodic postretirement benefit cost	$4	$6	$6

Weighted-average assumptions used to determine net postretirement benefit cost during the year:
Discount rate	6.1%	5.8%	4.8%

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The estimated net loss and prior service credit of $5 million for postretirement benefit plans will be amortized from accumulated comprehensive income into net periodic benefit cost in fiscal 2009.

The following table presents the components of the accrued postretirement benefit obligations, all of which are unfunded, at the end of fiscal 2008 and 2007 (dollars in millions):

	2008	2007
Change in benefit obligations:
Benefit obligations at beginning of year	$139	$159
Service cost	1	1
Interest cost	8	9
Plan amendments	(5)	(6)
Actuarial gain	(15)	(17)
Benefits paid	(8)	(11)
Acquisitions	—	4

Benefit obligations at end of year	$120	$139

Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contributions	8	11
Benefits paid	(8)	(11)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(120)	$(139)
Contributions after the measurement date	1	1

Accrued postretirement benefit cost	$(119)	$(138)

Amounts recognized on the balance sheets:
Current liabilities	$(11)	$(11)
Non-current liabilities	(108)	(127)

Total amount recognized on the balance sheets	$(119)	$(138)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$8	$23
Prior service credit	(40)	(41)

Net amounts recognized in accumulated other comprehensive income	$(32)	$(18)

Weighted-average assumptions used to determine postretirement benefit obligations at year end:
Discount rate	7.0%	6.3%

For measurement purposes, a 9.6% composite annual rate of increase in the per capita cost of covered health care benefits was assumed at both September 26, 2008 and September 28, 2007, respectively. These rates were assumed to decrease gradually to 5.0% by the year 2015 and remain at that level thereafter. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects (dollars in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	1	(1)
Effect on postretirement benefit obligation	8	(7)

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The Company expects to make contributions to its postretirement benefit plans of $11 million in fiscal 2009.

Benefit payments expected to be paid, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are as follows (dollars in millions):

Fiscal 2009	$11
Fiscal 2010	11
Fiscal 2011	11
Fiscal 2012	11
Fiscal 2013	10
Fiscal 2014-2018	53

14. Equity

Parent Company Investment— Prior to June 29, 2007, Tyco International’s investment in the healthcare businesses, the Company’s accumulated net earnings after taxes and the net effect of transactions with and allocations from Tyco International is shown as parent company investment in the Combined Financial Statements. Note 17 provides additional information regarding the allocation to the Company of various expenses incurred by Tyco International. After Separation adjustments were recorded, the remaining parent company investment balance, which includes all earnings prior to the Separation, was transferred to contributed surplus. In addition, during fiscal 2008, following an analyses of the tax contingency reserves allocated to the Company and Tyco Electronics at the separation date, the Company recorded an $18 million increase in contributed surplus. This adjustment reflected the net reallocation of income tax reserves between the companies. Net income subsequent to the Separation is included in accumulated earnings.

Preference Shares—Covidien has authorized 125,000,000 preference shares, par value of $0.20 per share, none of which were issued and outstanding at September 26, 2008 and September 28, 2007. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise with respect to the preference shares may be determined by Covidien’s Board of Directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends prior to any payment to the common shareholders.

Dividends—On September 26, 2008, the board of directors declared a quarterly cash dividend of $0.16 per share to shareholders of record at the close of business on October 9, 2008. The dividend, totaling $81 million, was paid on November 6, 2008. Covidien paid cash dividends totaling $320 million during fiscal 2008.

15. Share Plans

Equity Awards Converted from Tyco International Awards

Prior to the Separation, all employee incentive equity awards were granted by Tyco International. At the time of Separation, Tyco International’s outstanding equity awards issued to Covidien employees converted into equity awards of Covidien. Covidien equity awards issued upon completion of the conversion on June 29, 2007 and the related weighted-average grant-date fair value is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Share options	24,789,245	$15.06
Restricted share awards	3,040,792	$38.67

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

The activity related to the Company’s share options from the date of separation to September 26, 2008 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding at June 29, 2007	24,789,245	$40.38
Granted	5,327,600	43.03
Exercised	(600,547)	26.63
Expired/Forfeited	(854,046)	60.39

Outstanding at September 28, 2007	28,662,252	40.57	6.21	$156
Granted	518,035	41.69
Exercised	(4,819,292)	32.59
Expired/Forfeited	(2,349,562)	48.47

Outstanding at September 26, 2008	22,011,433	41.49	5.61	319

Exercisable as of September 26, 2008	16,189,725	41.54	4.58	240

Expected to vest at September 26, 2008	5,101,052	41.30	8.47	69

As of September 26, 2008, there was $44 million of total unrecognized compensation cost related to non-vested share options granted under the Company’s share option plan. The cost is expected to be recognized over a weighted-average period of 1.4 years.

The Company utilized the Black-Scholes pricing model to estimate the fair value of each option on the date of each grant. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The Company utilized the historical and implied volatility of

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

its peer group with similar business models to estimate the Company’s volatility. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The expected annual dividend per share was based on the Company’s expected dividend rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes pricing model for options granted in 2008 and in 2007 following the Separation were as follows:

	2008	2007
Expected stock price volatility	26.66%	26.00%
Risk free interest rate	3.37%	4.87%
Expected annual dividend per share	$0.64	$0.64
Expected life of options (years)	5.00	5.14

The weighted-average grant-date fair values of Covidien options granted in fiscal 2008 and in fiscal 2007 following the Separation was $8.70 and $11.96, respectively. The total intrinsic value of Covidien options exercised during fiscal 2008 and 2007 was $74 and $9 million, respectively. The related excess cash tax benefit classified as a financing cash inflow for fiscal 2008 and 2007 was not significant.

Restricted Stock Unit Awards—Restricted stock unit awards are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2007 Plan. Restrictions on awards generally lapse upon normal retirement, death or disability of the employee. Recipients of restricted stock units have no voting rights and receive dividend equivalents.

For grants that vest through passage of time, the fair market value of the award at the time of the grant is amortized to expense over the period of vesting. For grants which vest based on performance criteria, none of which were outstanding as of September 26, 2008, the fair market value of the award would be expensed over the period of performance. The fair market value of restricted stock unit awards is determined based on the market value of the Company’s shares on the grant date. Restricted stock unit awards granted under the 2007 Plan generally vest in equal annual installments over a four-year period. The compensation expense recognized for restricted stock unit awards is net of estimated forfeitures.

The activity related to the Company’s restricted stock awards from the date of separation to September 26, 2008 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at June 29, 2007	3,040,792	$38.67
Granted	2,123,352	43.30
Vested	(717,963)	39.51
Forfeited	(44,274)	40.01

Non-vested at September 28, 2007	4,401,907	40.80
Granted	255,924	44.10
Vested	(1,308,618)	41.40
Forfeited	(407,903)	40.76

Non-vested at September 26, 2008	2,941,310	40.82

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant-date fair value per share of Covidien restricted stock unit awards granted in fiscal 2008 and in fiscal 2007 following the Separation was $44.10 and $43.30, respectively. The total fair value of Covidien restricted share awards vested during fiscal 2008 and 2007 was $54 million and $28 million, respectively. As of September 26, 2008, there was $64 million of total unrecognized compensation cost related to non-vested restricted shares granted. The cost is expected to be recognized over a weighted-average period of 1.4 fiscal years.

Equity-Based Compensation—Compensation costs related to share-based transactions are recognized in the financial statements based on fair value. Total equity-based compensation cost related to continuing operations was $77 million, $75 million and $57 million for fiscal 2008, 2007 and 2006, respectively, which has been included in the statements of operations within selling, general and administrative expenses. The Company has recognized a related tax benefit associated with its equity-based compensation arrangements of $24 million, $22 million and $20 million during fiscal 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plans—Substantially all full-time employees of the Company’s U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries are eligible to participate in an employee stock purchase plan. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches the first $25 thousand of an employee’s contribution by contributing an additional 15% of the employee’s payroll deduction. This plan provides for a maximum of 5 million common shares to be issued; as of September 26, 2008, there were 4.9 million shares available for future issuance. All shares purchased under the plan are purchased on the open market by a designated broker.

Covidien also maintains a Save as You Earn Plan for the benefit of employees of certain qualified non-U.S. subsidiaries in the United Kingdom. The terms of this plan provides for the Company to grant to certain employees the right to purchase shares of the Company at a stated price and receive certain tax benefits. Under this plan, eligible employees in the United Kingdom are granted options to purchase shares at the end of three years of service at 85% of the market price at the time of grant. Options under the plan are generally exercisable after a period of three years and expire six months after the date of vesting. This plan provides for a maximum of 1 million common shares to be issued, all of which were available for future issuance as of September 26, 2008.

16. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (dollars in millions):

	Currency Translation	Unrecognized Loss on Derivatives	Retirement Plans	Accumulated Other Comprehensive Income
Balance at October 1, 2005	$290	$—	$(184)	$106
Pretax current period change	155	—	56	211
Income tax expense	—	—	(16)	(16)

Balance at September 29, 2006	445	—	(144)	301
Pretax current period change	351	(54)	158	455
Income tax expense	—	—	(62)	(62)
Adjustment to apply the recognition provision of SFAS No. 158	—	—	(78)	(78)
Income tax benefit for SFAS No. 158 adjustment	—	—	27	27

Balance at September 28, 2007 after adoption of the recognition provision of SFAS No. 158	796	(54)	(99)	643
Pretax current period change	73	(4)	(1)	68
Income tax expense	—	—	(4)	(4)

Balance at September 26, 2008	$869	$(58)	$(104)	$707

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

17. Transactions with Former Parent and Affiliates

Cash Management—Tyco International used a centralized approach to cash management and financing of operations. Prior to the Separation, the Company’s cash was available for use and was regularly “swept” by Tyco International at its discretion. Tyco International also funded the Company’s operating and investing activities as needed. Transfers of cash both to and from Tyco International’s cash management system are reflected as a component of parent company investment within shareholders’ equity in the financial statements.

Trade Activity—Prior to separation, the Company purchased certain raw materials and components from Tyco International and its affiliates, at prices which approximated fair value. These purchases totaled $58 million for the first nine months of fiscal 2007 and $73 million for fiscal 2006.

Allocated Expenses—The Company was allocated corporate overhead expenses from Tyco International for corporate-related functions based on a pro-rata percentage of Tyco International’s consolidated net revenue. General corporate overhead expenses primarily related to centralized corporate functions, including treasury, tax, legal, internal audit, human resources and risk management functions. During fiscal 2007 and 2006, the Company was allocated general corporate expenses incurred by Tyco International of $109 million and $141 million, respectively, which is included within selling, general and administrative expenses. As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocations of general corporate overhead from Tyco International are reasonable. However, such expenses may not be indicative of the actual level of expenses that the Company would have incurred had the Company been operating as an independent, publicly-traded company for the periods prior to the Separation. As such, the financial information for fiscal 2007 and 2006 may not necessarily reflect the results of operations and cash flows of the Company had the Company been an independent, publicly-traded company.

Interest Expense and Interest Income—For periods prior to the Separation, Tyco International’s consolidated debt, exclusive of amounts incurred directly by the Company, was proportionately allocated to the Company based on the historical funding requirements of the Company using historical data. Net interest expense was allocated in the same proportions as debt through June 1, 2007, at which time Covidien assumed its portion of Tyco International’s debt. Interest expense on the allocated debt was calculated using Tyco International’s historical weighted-average interest rate on its debt, including the impact of interest rate swap agreements. For fiscal 2007 and 2006, Tyco International allocated to the Company interest expense of $93 million and $144 million, respectively, and interest income of $16 million and $20 million, respectively.

Loss on Early Extinguishment of Debt—Tyco International allocated to the Company loss on early extinguishment of debt in the amount of $146 million for fiscal 2007, for which no tax benefit was realized. This amount is included in other income (expense), net for fiscal 2007. The method utilized to allocate loss on early extinguishment of debt is consistent with the method used to allocate debt and net interest expense as described above. Management believes the allocation basis for debt, net interest expense and loss on early extinguishment of debt is reasonable based on the historical financing needs of the Company. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had the Company been operating as an independent, publicly-traded company for the periods prior to the Separation.

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

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

Tax Sharing Agreement—On June 29, 2007, the Company entered into a Tax Sharing Agreement, under which the Company shares responsibility for certain of its, Tyco International’s and Tyco Electronics’ income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. Covidien, Tyco International and Tyco Electronics share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International’s and Tyco Electronics’ U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the Separation. All costs and expenses associated with the management of these shared tax liabilities will be shared equally among the parties. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement’s sharing formula. Similarly, Tyco International and Tyco Electronics are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement’s sharing formula.

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

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Income Tax Receivables—The Company is the primary obligor to the taxing authorities for $1.398 billion of contingent tax liabilities which were recorded on the balance sheet at September 26, 2008. In accordance with the Tax Sharing Agreement, the Company shares certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years. Adjustments to income tax receivables related to the Tax Sharing Agreement are recorded in other income (expense), net.

In addition, pursuant to the terms of the Tax Sharing Agreement, the Company recorded a long-term receivable from Tyco International and Tyco Electronics of $585 million which is classified as due from former parent and affiliates on the balance sheet at September 26, 2008. This receivable primarily reflects 58% of the non-current income taxes payable subject to the Tax Sharing Agreement. If Tyco International and Tyco Electronics default on their obligations to the Company under the Tax Sharing Agreement, the Company would be liable for the entire amount of these liabilities.

During fiscal 2008, the Company recorded other income of $214 million and a corresponding increase to its receivable from Tyco International and Tyco Electronics. This amount includes $231 million ($0.46 for both basic and diluted earnings per share) which reflects the indirect effect of adopting FIN 48 during the first quarter of fiscal 2008, for which there was also a corresponding increase to our receivable from Tyco International and Tyco Electronics. Note 1 provides further information regarding the Company’s adoption of FIN 48. The remaining amount relates to a decrease to the Company’s receivable from Tyco International and Tyco Electronics, in accordance with the Tax Sharing Agreement discussed above. This income reflects 58% of interest and other income tax payable amounts recorded during fiscal 2008 which will be covered under the Tax Sharing Agreement.

Guaranteed Tax Liabilities—Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities; Covidien assumed and is responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon the Company’s separation from Tyco International using appraisals and liabilities amounting to $760 million related to these guarantees were recorded on the balance sheet, the offset of which was reflected as a reduction in shareholders’ equity. Each reporting period, the Company evaluates the potential loss which it believes is probable as a result of its commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on the balance sheet, an adjustment will be required to increase the recorded liabilities to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance exists. As a result, the liability generally will be reduced upon the Company’s release from its obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. Following an analyses of the tax contingency reserves allocated to the Company and Tyco Electronics at the separation date, the Company adjusted its guaranteed tax liability to correct the initial amount recorded upon separation, based on the net reallocation of income tax reserves between the companies. This adjustment resulted in a $53 million decrease to the Company’s guaranteed tax liability in fiscal 2008. As of September 26, 2008, $707 million relating to these guarantees remained on our balance sheet.

18. Leases

The Company has facility, vehicle and equipment leases that expire at various dates through the year 2021. Rental expense under facility, vehicle and equipment operating leases was $126 million, $112 million, and $104 million for fiscal 2008, 2007 and 2006, respectively. The Company also has facility and equipment commitments under capital leases.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Following is a schedule of minimum lease payments for non-cancelable leases as of September 26, 2008 (dollars in millions):

	Operating Leases	Capital Leases
Fiscal 2009	$88	$22
Fiscal 2010	61	7
Fiscal 2011	48	7
Fiscal 2012	37	6
Fiscal 2013	29	6
Thereafter	88	35

Total minimum lease payments	$351	83

Less interest portion of payments		(19)

Present value of minimum lease payments		$64

19. Commitments and Contingencies

The Company has purchase obligations related to commitments to purchase certain goods and services. At September 26, 2008, such obligations were as follows: $159 million in fiscal 2009, $52 million in fiscal 2010, $51 million in fiscal 2011, $21 million in fiscal 2012, $15 million in fiscal 2013, and an aggregate of $11 million thereafter.

The Company is subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon the Company’s experience, current information and applicable law, management does not expect that these proceedings will have a material adverse effect on the Company’s financial condition. However, one or more of the proceedings could have a material adverse effect on the Company’s results of operations or cash flows for a future period. The most significant of these matters are discussed below.

Patent Litigation

The Company and Applied Medical Resources Corp. (“Applied Medical”) are involved in the following patent infringement actions related to trocar products used in minimally invasive surgical procedures:

(1)

Applied Medical Resources Corp. v. United States Surgical (“U.S. Surgical”) is a patent infringement action that was filed in the United States District Court for the Central District of California on July 31, 2003. U.S. Surgical is a subsidiary of the Company. The complaint alleges that U.S. Surgical’s Versaseal Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical’s motion for summary judgment of non-infringement. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanded the case for further proceedings. On January 9, 2007, the district court entered an order that denied both parties’ motions for summary judgment on the

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

grounds that material facts remain in dispute. On February 20, 2008, following a five week trial, a jury returned a verdict finding that U.S. Surgical’s product does not infringe Applied Medical’s ‘553 patent. On April 29, 2008, the district court denied Applied Medical’s post-trial motion seeking judgment as a matter of law or, alternatively, a new trial. Following this ruling, Applied Medical appealed to the United States Court of Appeals for the Federal Circuit seeking a new trial. Oral argument in that appeal took place on November 6, 2008.

(2)	Tyco Healthcare Group LP v. Applied Medical Resources Corp. is a patent infringement action that was filed in the United States District Court for the Eastern District of Texas, Lufkin Division, on July 19, 2006. The complaint alleges that Applied Medical’s “Universal Seal” in its trocar product infringes the Company’s U.S. Patent No. 5,304,143, No. 5,685,854, No. 5,542,931, No. 5,603,702 and No. 5,895,377. The Company is seeking injunctive relief and unspecified monetary damages. The parties are in the discovery stage. Trial is scheduled to begin on July 8, 2009.

(3)	On October 5, 2006, Applied Medical filed three separate patent infringement complaints in the United States District Court for the Eastern District of Texas, Lufkin Division, under the caption Applied Medical Resources Corporation v. Tyco Healthcare Group LP and United States Surgical Corporation. The complaints allege that the Company’s “Step” series of trocar products, as well as certain of its “VersaPort” series of trocar products, infringe Applied Medical’s U.S. Patent No. 5,385,553, No. 5,584,850 and No. 5,782,812. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. On August 13, 2007, in accordance with a stipulation between the parties, the court dismissed with prejudice Applied Medical’s infringement claims against the Company with respect to Applied Medical’s ‘553 and ‘812 patents. On April 30, 2008, in accordance with a stipulation between the parties, the court dismissed with prejudice Applied Medical’s infringement claims against the Company with respect to Applied Medical’s ‘850 patent. As a result, all infringement claims against the Company have been dismissed and the case is concluded.

Becton Dickinson and Company (“Becton Dickinson”) v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the District of Delaware on December 23, 2002. The complaint alleges that the Company’s Monoject Magellan safety needle and safety blood collector products infringe Becton Dickinson’s U.S. Patent No. 5,348,544. Following trial, on October 26, 2004, the jury returned a verdict finding that the Company willfully infringed Becton Dickinson’s patent and awarded Becton Dickinson $4 million in lost profits damages and reasonable royalty damages. In post-trial proceedings, the Company filed motions for judgment as a matter of law, or, alternatively, for a new trial. Becton Dickinson filed a post-trial motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a motion for a permanent injunction. On March 31, 2006, the trial court issued a memorandum and order on the parties’ post-trial motions denying the Company’s motion for judgment as a matter of law; granting the Company’s motion for a new trial on the issue of infringement; and denying Becton Dickinson’s motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a permanent injunction. On November 30, 2007, following the new trial, a jury returned a verdict finding that the Company infringed Becton Dickinson’s patent. Before submitting the case to the jury, the district court granted judgment as a matter of law in the Company’s favor finding that the Company did not willfully infringe Becton Dickinson’s patent. The Company has filed post-trial motions in the district court for judgment as a matter of law, or, in the alternative, for a new trial. Becton Dickinson has filed a motion for permanent injunction. On September 11, 2008, the district court denied the Company’s motion for a new trial. On October 17, 2008 the district court denied our motion for judgment as a matter of law. On October 29, 2008, the district court awarded Becton Dickinson $58 million in damages and prejudgment interest; ordered a post-verdict accounting for additional damages that have accrued since the trial’s conclusion; and ordered a permanent injunction precluding us from selling the Monoject Magellan safety needle products that the jury found to have infringed. The injunction is scheduled to take effect on December 17, 2008. The Company has appealed to the United States

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Court of Appeals for the Federal Circuit. The Company is also launching redesign products that it believes do not infringe Becton Dickinson’s patent. The Company has assessed the status of this matter and has concluded that it is more likely than not that the infringement finding will be overturned, and, further, intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the financial statements with respect to any damage award.

The Company and Medrad, Inc. (“Medrad”) were involved in patent infringement actions related to powered injectors used for the delivery of contrast media to patients undergoing diagnostic imaging procedures. During fiscal 2008, the Company and Medrad entered into an agreement to resolve these cases. In accordance with this agreement, the Company paid Medrad $17 million in exchange for Medrad agreeing not to assert any claim of patent infringement under certain Medrad patents against the Company’s power injectors.

Antitrust Litigation

Masimo Corporation (“Masimo”) v. Tyco Healthcare Group LP and Mallinckrodt, Inc. was filed on May 22, 2002 in the United States District Court for the Central District of California. Masimo alleges violations of antitrust laws by the Company and Mallinckrodt in the markets for pulse oximetry products. Masimo alleges that the Company and Mallinckrodt used their market position to prevent hospitals from purchasing Masimo’s pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages. The damages are automatically trebled under the antitrust statute to an award of $420 million. If ultimately successful, Masimo’s attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. On March 22, 2006, the district court issued its memorandum of decision regarding the post-trial motions. In the memorandum, the district court vacated the jury’s liability findings on two business practices; affirmed the jury’s liability finding on two other business practices; vacated the jury’s damage award in its entirety; and ordered a new trial on damages. The district court held the new trial on the damages on October 18 and 19, 2006. On January 25, 2007, the district court ordered an additional hearing on the issue of damages, which took place on March 22, 2007. On June 7, 2007, the district court issued its memorandum of decision in the new trial on damages and awarded Masimo $14.5 million in damages. The damages are automatically trebled under the antitrust statute to an award of $43.5 million. On June 29, 2007, the district court entered final judgment awarding Masimo $43.5 million in damages, denying Masimo’s demand for a permanent injunction, and retaining jurisdiction to determine the amount of attorney’s fees and costs, if any, to be awarded Masimo. On November 5, 2007, the district court issued an order granting Masimo $8.7 million in attorney’s fees and costs. Following entry of judgment, both parties appealed to the United States Court of Appeals for the Ninth Circuit. Oral argument in that appeal is scheduled for December 8, 2008. The Company has assessed the status of this matter and has concluded that it is more likely than not that the liability findings and damages award (including attorney’s fees and costs) will be overturned, and, further, the Company intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the financial statements with respect to this damage award.

Beginning on August 29, 2005, with Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, L.P., and Mallinckrodt Inc., 12 consumer class actions have been filed in the United States District Court for the Central District of California. In all of the complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by the Company in violation of the federal antitrust laws. The 12 complaints were subsequently consolidated into a single proceeding styled In re: Pulse Oximetry Antitrust litigation. By stipulation among the parties, six putative class representatives dismissed their claims against the Company, leaving six remaining putative class representatives as plaintiffs in the consolidated proceeding. On December 21, 2007, the district court denied the plaintiffs’ motion for class certification. On March 14, 2008, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ request for leave to appeal the district

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

court’s denial of their motion for class certification. On July 9, 2008, the district court granted the Company’s motion for summary judgment which resulted in the dismissal of all claims. The plaintiffs have appealed both rulings to the United States Court of Appeals for the Ninth Circuit.

Rochester Medical Corporation, Inc. (“Rochester Medical”) v. C.R. Bard, Inc., et al. is a complaint filed against the Company, another manufacturer and two group purchasing organizations (“GPOs”) in the United States District Court for the Eastern District of Texas on March 15, 2004. The complaint alleges that the Company and the other defendants conspired or acted to exclude Rochester Medical from markets for urological products in violation of federal and state antitrust laws. Rochester Medical also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. Rochester Medical seeks injunctive relief and damages. Any damages awarded under the federal antitrust laws will be subject to statutory trebling. Rochester Medical has reported that it has settled its claims against defendants C.R. Bard, Inc. and Premier, Inc./Premier Purchasing Partners, L.P. and Novation, LLC/VHA, Inc. Prior to settlement with these three parties, Rochester Medical alleged a damages figure of approximately $213 million against all defendants for all claims. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. The Company intends to defend this action vigorously. Trial is scheduled to begin on January 5, 2009.

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

Daniels Sharpsmart, Inc. (“Daniels”) v. Tyco International (US) Inc., et al. is a complaint filed against the Company, another manufacturer and three GPOs in the United States District Court for the Eastern District of Texas on August 31, 2005. The complaint alleges that the Company monopolized or attempted to monopolize the market for sharps containers and that the Company and the other defendants conspired or acted to exclude Daniels from the market for sharps containers in violation of federal and state antitrust laws. Daniels also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. Daniels seeks injunctive relief and unspecified monetary damages, including treble damages. Daniels dismissed with prejudice its claims against Consorta, Inc., one of the defendant GPOs. Also, following a settlement, Daniels dismissed with prejudice its claims against the other two defendant GPOs, Novation, LLC/VHA, Inc. and Premier, Inc./Premier Purchasing Partners, L.P., as well as its claims against Becton Dickinson and Company. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. The Company intends to defend this action vigorously. Trial is scheduled to begin on January 5, 2009 for claims against the Company.

Natchitoches Parish Hospital Service District, et al. v. Tyco International, Ltd., et al. is a class action lawsuit filed against the Company on September 15, 2005 in the United States District Court for the District of Massachusetts. In the complaint, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege that they and others paid for sharps containers as a result of anticompetitive conduct by the Company in violation of federal antitrust laws. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. The Company intends to vigorously defend this action. On August 29, 2008, the district court granted the plaintiffs’ motion for class certification. The Company filed a request for leave with the United States Court of Appeals for the First Circuit to appeal the district court’s granting of the plaintiffs’ motion for class certification. No trial date has been scheduled.

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

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of September 26, 2008, there were 10,586 asbestos liability cases pending against Mallinckrodt.

The Company estimates its pending asbestos claims and claims that were incurred but not reported, as well as related insurance recoveries. The Company’s estimate of the liability for pending and future claims is based on claim experience over the past five years and covers claims expected to be filed over the next seven years. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flow is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 26, 2008, the Company concluded that it was probable that it would incur remedial costs in the range of $95 million to $257 million. As of September 26, 2008, the Company concluded that the best estimate within this range was $125 million, of which $13 million was included in accrued and other current liabilities and $112 million was included in other liabilities on the balance sheet. The Company discounts environmental liabilities using a risk-free rate of return when the obligation is fixed or reliably determinable. The impact of the discount was not material in any period presented.

The Company’s most significant environmental liability pertains to a site in Orrington, Maine. Mallinckrodt LLC, a subsidiary of the Company, owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982. Mallinckrodt is responsible for the costs of completing an environmental site investigation required by the United States Environmental Protection Agency (“EPA”) and the Maine Department of Environmental Protection (“MDEP”). Mallinckrodt has submitted a Corrective Measures Study (CMS) plan to the EPA and MDEP for approval. MDEP has orally indicated that it does not agree with Mallinckrodt’s proposed remedial alternative. Mallinckrodt has been in discussions with MDEP regarding potential alternatives to the remediation approach proposed by Mallinckrodt in the CMS. Mallinckrodt is not certain at this time of the potential outcome of these discussions. Mallinckrodt has been advised that issuance of

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

an implementation order from MDEP outlining its preferred remedial alternative is pending. At September 26, 2008, estimated future investigation and remediation costs of $27 million were accrued for this site. This accrual does not include potential costs that the Company may incur if it is ordered to remediate environmental conditions in the Penobscot River and Bay. At this time, it is not possible for the Company to estimate the amount of any such potential additional remediation costs.

In addition, the Company has accrued for the remediation of several other sites, each of which is individually insignificant. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

The Company recorded asset retirement obligations (“AROs”) for the estimated future costs primarily associated with legal obligations to decommission two facilities within the Imaging Solutions segment. As of September 26, 2008 and September 28, 2007, the Company’s AROs were $97 million and $93 million, respectively. The accretion of the liability and the depreciation of the capitalized cost are recognized over the estimated useful lives of the facilities, which range from 23 to 25 years. The increase in AROs in fiscal 2008 resulted largely from interest accretion. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

Other Matters

The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations, financial condition or cash flows.

Tyco International Legal Proceedings

As discussed in Note 17, pursuant to the Separation and Distribution Agreement, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities, including potential liabilities related to certain of Tyco International’s outstanding litigation matters. See “Part I. Item 3. Legal Proceedings” for a description of Tyco International’s various significant outstanding litigation proceedings, for which Covidien will be responsible for 42% of any liabilities that arise upon settlement. Covidien, Tyco International and Tyco Electronics are jointly and severally liable for the full amount of these liabilities under the Separation and Distribution Agreement. Accordingly, if Tyco International or Tyco Electronics were to default on their obligation to pay their allocated share of these liabilities, the Company would be required to pay additional amounts.

Securities Class Action Settlement

On May 14, 2007, Tyco International entered into a memorandum of understanding with plaintiffs’ counsel in connection with the settlement of 32 securities class action lawsuits alleging violations of the disclosure provisions of the federal securities laws. Under the terms of the memorandum of understanding, the plaintiffs agreed to release all claims against Tyco International, the other settling defendants and ten other individuals in consideration for the payment to the certified class of $2.975 billion plus accrued interest. Under the terms of the Separation and Distribution Agreement, the companies share in the liability, with Covidien assuming 42%, Tyco International 27% and Tyco Electronics 31% of the total amount. In fiscal 2007, the Company was allocated a net charge of $1.202 billion from Tyco International. This amount is comprised of the Company’s portion of the class action settlement of $1.249 billion, net of its portion of the related insurance recoveries of $47 million. Because Covidien, Tyco International and Tyco Electronics were jointly and severally liable for the full amount

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

of the settlement, at September 28, 2007, the Company had a $2.992 billion liability for the full amount owed under the settlement, including accrued interest and a $1.735 billion receivable from Tyco International Ltd. and Tyco Electronics for their portions of the liability. In fiscal 2007, the Company funded its portion of the payment into an escrow account intended to be used to settle the liability. Interest in class action settlement fund on the balance sheet at September 28, 2007, represents the Company’s $1.257 billion interest in Tyco International’s funds held in escrow to settle the class action lawsuits.

On December 19, 2007, the United States District Court for the District of New Hampshire entered a final order approving the settlement of the 32 securities class action lawsuits in accordance with the terms of the memorandum of understanding. All legal contingencies that could have affected the final court order approving the class action settlement expired on February 21, 2008. Accordingly, during fiscal 2008, the Company removed the class action settlement liability and the related class action settlement receivable and interest in class action settlement fund, both previously included in corporate assets, from the balance sheet. While the finalization of the class action settlement resulted in a decrease to the Company’s cash flow from continuing operations during fiscal 2008, it did not affect the Company’s cash balance, as the Company had previously fully funded its portion of the class action settlement into an escrow account intended to be used to settle the liability, as discussed above.

During fiscal 2008, Tyco International received insurance recoveries related to its class action settlement totaling $38 million. Tyco International in turn paid Covidien $16 million for its portion of the recoveries in accordance with the sharing percentages included in the Separation and Distribution Agreement.

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

Shareholder Settlements

Ballard v. Tyco International Ltd., et al.—During fiscal 2008, Tyco International entered into an Agreement in Principle (“Agreement”) with the trustee of various trusts that brought claims against Tyco International alleging, among other things, securities fraud in connection with Tyco International’s 1999 acquisition of AMP, Inc. In accordance with the Agreement, Tyco International paid $36 million to the plaintiffs to settle Ballard v. Tyco International Ltd., et al., which was filed in the United States District Court for the Southern District of New York on January 20, 2004. This payment is subject to the sharing percentages included in the Separation and Distribution Agreement. Accordingly, during fiscal 2008, Covidien recorded a charge of $15 million for its portion of this settlement that it paid to Tyco International.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

New Jersey v. Tyco International Ltd., et al.—During fiscal 2008, Tyco International signed a definitive agreement with the State of New Jersey, on behalf of several of the State’s pension funds, to settle the action captioned New Jersey v. Tyco International Ltd., et al., brought by the State in 2002 in the United States District Court for the District of New Jersey against Tyco International, its former auditors and certain of its former officers and directors, alleging that the defendants had, among other things, violated federal and state securities and other laws through the unauthorized and improper actions of Tyco International’s former management. In accordance with the agreement with the State of New Jersey, Tyco International paid $73 million to the plaintiff in exchange for the plaintiff’s agreement to dismiss the case against Tyco International and certain of its former directors and a former employee. During fiscal 2008, the Company recorded a charge of $31 million for its port of this settlement that it paid to Tyco International, in accordance with the sharing percentages included in the Separation and Distribution Agreement.

Hess v. Tyco International Ltd., et al. and Sciallo v. Tyco International., et al.—In November 2008, Tyco International agreed to settle the actions entitled Hess v. Tyco International Ltd., et al. and Sciallo v. Tyco International., et al. for $16 million and $2 million, respectively. These payments are also subject to the sharing percentages included in the Separation and Distribution Agreement. Accordingly, Covidien recorded charges totaling $8 million in fiscal 2008 for the payment of its portion of these settlements to Tyco International.

Subpoenas and Document Requests from Governmental Entities

Tyco International and others have received various subpoenas and requests from the U.S. Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into Tyco International’s governance, management, operations, accounting and related controls. The Department of Labor is investigating Tyco International and the administrators of certain of its benefit plans. Tyco International cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties. The Company’s share of any losses resulting from an adverse resolution of this matter is not estimable at this time and could have a material adverse effect on its results of operations, financial condition or cash flows.

Compliance Matters

Tyco International has received and responded to various allegations that certain improper payments were made in recent years by Tyco International subsidiaries, including subsidiaries which are now part of the Company. During 2005, Tyco International reported to the U.S. Department of Justice (“DOJ”) and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act (“FCPA”), that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. The Company will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Covidien and FCPA requirements. At this time, the Company cannot predict the outcome of these matters or other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, which may result from an adverse resolution of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its results of operations, financial condition or cash flows.

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

20. Segment and Geographic Data

The Company’s segments operate in different industries and are managed separately. A description of the four segments in which the Company operates is as follows:

•

Medical Devices includes the development, manufacture and sale of endomechanical instruments, soft tissue repair products, energy devices, oximetry and monitoring products, airway and ventilation products, vascular devices, SharpSafety products, clinical care products and other medical device products.

•	Imaging Solutions includes the development, manufacture and marketing of radiopharmaceuticals and contrast products.

•	Pharmaceutical Products includes the development, manufacture and distribution of dosage pharmaceuticals and active pharmaceutical ingredients.

•	Medical Supplies includes the development, manufacture and sale of nursing care products, medical surgical products and original equipment manufacturer products (OEM).

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Selected information by business segment is presented in the following tables (dollars in millions):

	2008	2007	2006
Net sales(1):
Medical Devices	$6,763	$6,023	$5,585
Imaging Solutions	1,214	1,077	994
Pharmaceutical Products	1,013	908	840
Medical Supplies	920	887	894

	$9,910	$8,895	$8,313

Operating income:
Medical Devices	$1,828	$1,719	$1,812
Imaging Solutions	104	100	138
Pharmaceutical Products	332	284	259
Medical Supplies	140	145	146
Corporate(2)	(458)	(1,663)	(303)

	$1,946	$585	$2,052

Total assets:
Medical Devices	$10,075	$9,722	$9,448
Imaging Solutions	1,253	1,228	1,205
Pharmaceutical Products	1,399	1,271	1,241
Medical Supplies	631	610	612
Corporate(3)	2,298	4,618	468
Assets held for sale	347	879	1,134

	$16,003	$18,328	$14,108

Depreciation and amortization:
Medical Devices	$260	$241	$207
Imaging Solutions	59	53	48
Pharmaceutical Products	49	47	44
Medical Supplies	29	28	26
Corporate	1	—	—

	$398	$369	$325

Capital expenditures:
Medical Devices	$206	$212	$218
Imaging Solutions	77	51	68
Pharmaceutical Products	78	44	63
Medical Supplies	47	45	51
Corporate	1	4	—

	$409	$356	$400

(1)	Amounts represent sales to external customers. Intersegment sales are not significant. No single customer represented 10% or more of the Company’s total net sales in any period presented.
(2)	Includes Company corporate expenses, the allocated corporate overhead expenses from Tyco International for fiscal 2007 and 2006, share-based compensation expense, gains and losses from financing hedges and unallocated segment expenses. Fiscal 2007 also includes a net charge of $1.202 billion allocated to the Company by Tyco International for the Company’s portion of the class action settlement and related insurance recoveries (see Note 19).
(3)	Includes cash and cash equivalents, income tax assets and other corporate assets. Fiscal 2007 also includes assets related to the class action settlement totaling $2.992 billion.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Net sales by groups of products within the Company’s segments are as follows (dollars in millions):

	2008	2007	2006
Endomechanical Instruments	$2,138	$1,858	$1,727
Soft Tissue Repair Products	580	494	420
Energy Devices	805	638	533
Oximetry & Monitoring Products	636	597	559
Airway & Ventilation Products	806	766	730
Vascular Devices	533	482	454
SharpSafety Products	463	460	429
Clinical Care Products	407	372	352
Other Products	395	356	381

Medical Devices	6,763	6,023	5,585
Radiopharmaceuticals	559	487	432
Contrast Products	655	590	562

Imaging Solutions	1,214	1,077	994
Dosage Pharmaceuticals	582	468	436
Active Pharmaceutical Ingredients	431	440	404

Pharmaceutical Products	1,013	908	840
Nursing Care Products	497	477	470
Medical Surgical Products	276	275	275
Original Equipment Manufacturer Products	147	134	136
Other Products	—	1	13

Medical Supplies	920	887	894

	$9,910	$8,895	$8,313

Selected information by geographic area is as follows (dollars in millions):

	2008	2007	2006
Net sales(1):
United States	$5,435	$5,109	$4,897
Other Americas	577	480	433
Europe	2,750	2,320	2,046
Asia—Pacific	1,148	986	937

	$9,910	$8,895	$8,313

Property, plant and equipment, net:
United States	$1,833	$1,767	$1,690
Other Americas	150	147	118
Europe	387	379	369
Asia—Pacific	106	100	82

	$2,476	$2,393	$2,259

(1)	Sales to external customers are reflected in the regions based on the location of the sales force executing the transaction.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

21. Summarized Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for fiscal 2008 and 2007, is as follows (dollars in millions, except per share data):

	2008
	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)(5)
Net sales	$2,316	$2,426	$2,595	$2,573
Gross profit	1,239	1,271	1,393	1,406
Income from continuing operations	445	249	331	418
(Loss) income from discontinued operations	(25)	14	(62)	(9)
Net income	420	263	269	409
Basic earnings per share:
Income from continuing operations	$0.89	$0.50	$0.66	$0.83
(Loss) income from discontinued operations	(0.05)	0.03	(0.12)	(0.02)
Net income	0.84	0.53	0.54	0.81
Diluted earnings per share:
Income from continuing operations	$0.89	$0.49	$0.65	$0.82
(Loss) income from discontinued operations	(0.05)	0.03	(0.12)	(0.02)
Net income	0.84	0.52	0.53	0.81

(1)	Net sales exclude $294 million of net sales related to discontinued operations. Income from continuing operations includes an IPR&D charge of $12 million, restructuring charges of $5 million and other income of $178 million related to the impact of the Tax Sharing Agreement.
(2)	Net sales exclude $297 million of net sales related to discontinued operations. Income from continuing operations includes restructuring charges of $64 million and a shareholder settlement charge of $31 million for our portion of Tyco International’s settlement with the State of New Jersey.
(3)	Net sales exclude $161 million of net sales related to discontinued operations. Income from continuing operations includes in-process research and development charge of $10 million, restructuring charges of $4 million and a net shareholder settlement charge of $4 million. Income from continuing operations also includes other income of $9 million related to the non-interest portion of the impact of the Tax Sharing Agreement.
(4)	Net sales exclude $118 million of net sales related to discontinued operations. Income from continuing operations includes net shareholder settlement charges of $7 million and restructuring charges of $4 million. Income from continuing operations also includes other expense of $41 million related to the non-interest portion of the impact of the Tax Sharing Agreement. This amount includes the impact associated with the adjustments to certain pre-separation tax contingencies discussed in Note 14.
(5)	During the fourth quarter of fiscal 2008, the Company corrected the accounting applied to the adoption of FIN 48 by increasing the amount of liabilities recorded for certain pre-separation tax contingencies. This adjustment did not affect reported net income in either the first or fourth quarter as the direct effect of adoption was recorded to accumulated earnings; however, the increase in contingent tax liabilities resulted in an increase in the recorded amount of receivables due from former parent and affiliates of $53 million. Because the impact of adoption of FIN 48 on the amounts recorded for these receivables is treated as an indirect impact, such increases were recorded to other income in the fourth quarter of fiscal 2008.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

	2007
	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net sales	$2,128	$2,200	$2,269	$2,298
Gross profit	1,116	1,131	1,184	1,191
Income (loss) from continuing operations	332	377	(1,135)	261
Income (loss) from discontinued operations	6	17	27	(227)
Net income (loss)	338	394	(1,108)	34
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.67	$0.76	$(2.29)	$0.53
Income (loss) from discontinued operations	0.01	0.03	0.06	(0.46)
Net income (loss)	0.68	0.79	(2.23)	0.07
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.67	$0.76	$(2.29)	$0.52
Income (loss) from discontinued operations	0.01	0.03	0.06	(0.46)
Net income (loss)	0.68	0.79	(2.23)	0.07

(1)	Net sales exclude $323 million of net sales related to discontinued operations. Income from continuing operations includes restructuring charges of $16 million and IPR&D charges of $8 million.
(2)	Net sales exclude $339 million of net sales related to discontinued operations. Income from continuing operations includes restructuring charges of $4 million.
(3)	Net sales exclude $310 million of net sales related to discontinued operations. Income from continuing operations includes a net charge of $1.207 billion allocated to the Company by Tyco International for the Company’s portion of the class action settlement and related insurance recovery, an IPR&D charge of $30 million and restructuring charges of $5 million. Income from continuing operations also includes a loss of $155 million on the early extinguishment of debt.
(4)	Net sales exclude $303 million of net sales related to discontinued operations. Income from continuing operations includes intangible asset impairments of $34 million, restructuring charges of $32 million and a class action settlement insurance recovery of $5 million.

22. Covidien International Finance S.A.

In December 2006, prior to the separation from Tyco International Ltd., CIFSA was formed. CIFSA, a Luxembourg company, is a holding company that owns, directly or indirectly, all of the operating subsidiaries of Covidien Ltd. CIFSA is the issuer of the Company’s senior notes and commercial paper and the borrower under the revolving credit facility, all of which are fully and unconditionally guaranteed by Covidien Ltd., which in turn is the sole owner of CIFSA. The following information provides the composition of the Company’s income, assets, liabilities, equity and cash flows by relevant group within the Company: Covidien Ltd. as the guarantor, CIFSA as issuer of the debt and the operating companies that represent assets of CIFSA. There are no other subsidiary guarantees. Consolidating financial information for Covidien and CIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Fiscal Year Ended September 26, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$9,910	$—	$9,910
Cost of goods sold	—	—	4,601	—	4,601

Gross profit	—	—	5,309	—	5,309
Selling, general and administrative expenses	28	3	2,850	—	2,881
Research and development expenses	—	—	341	—	341
In-process research and development charges	—	—	22	—	22
Restructuring charges	—	—	77	—	77
Shareholder settlements, net of insurance recoveries	42	—	—	—	42

Operating (loss) income	(70)	(3)	2,019	—	1,946
Interest expense	—	(201)	(8)	—	(209)
Interest income	1	3	39	—	43
Other income (expense), net	214	—	(15)	—	199
Equity in net income of subsidiaries	1,283	1,476	—	(2,759)	—
Intercompany interest and fees	(67)	8	59	—	—

Income from continuing operations before income taxes	1,361	1,283	2,094	(2,759)	1,979
Income tax expense	—	—	536	—	536

Income from continuing operations	1,361	1,283	1,558	(2,759)	1,443
Loss from discontinued operations, net of income taxes	—	—	(82)	—	(82)

Net income	$1,361	$1,283	$1,476	$(2,759)	$1,361

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Fiscal Year Ended September 28, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$8,895	$—	$8,895
Cost of goods sold	—	—	4,273	—	4,273

Gross profit	—	—	4,622	—	4,622
Selling, general and administrative expenses	9	—	2,437	—	2,446
Research and development expenses	—	—	260	—	260
In-process research and development charges	—	—	38	—	38
Restructuring charges	—	—	57	—	57
Class action settlement, net of insurance recoveries	1,202	—	—	—	1,202
Intangible asset impairment charges	—	—	34	—	34

Operating (loss) income	(1,211)	—	1,796	—	585
Interest expense	—	(80)	(108)	—	(188)
Interest income	—	—	35	—	35
Other expense, net	—	—	(135)	—	(135)
Equity in net income of subsidiaries	889	228	—	(1,117)	—
Intercompany interest and fees	(20)	9	11	—	—

(Loss) income from continuing operations before income taxes	(342)	157	1,599	(1,117)	297
Income tax expense	—	—	462	—	462

(Loss) income from continuing operations	(342)	157	1,137	(1,117)	(165)
Loss from discontinued operations, net of income taxes	—	—	(177)	—	(177)

Net (loss) income	$(342)	$157	$960	$(1,117)	$(342)

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

At September 26, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$181	$1,027	$—	$1,208
Accounts receivable trade, net	—	—	1,704	—	1,704
Inventories	—	—	1,280	—	1,280
Intercompany receivable	3	—	—	(3)	—
Prepaid expenses and other current assets	21	—	729	—	750
Assets held for sale	—	—	347	—	347

Total current assets	24	181	5,087	(3)	5,289
Property, plant and equipment, net	3	—	2,473	—	2,476
Goodwill	—	—	5,821	—	5,821
Intangible assets, net	—	—	1,218	—	1,218
Due from former parent and affiliates	585	—	—	—	585
Investment in subsidiaries	8,026	12,345	—	(20,371)	—
Intercompany loans receivables	94	9,468	10,989	(20,551)	—
Other assets	—	17	597	—	614

Total Assets	$8,732	$22,011	$26,185	$(40,925)	$16,003

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$19	$—	$19
Accounts payable	—	—	522	—	522
Intercompany payable	—	3	—	(3)	—
Accrued and other current liabilities	110	77	1,265	—	1,452
Liabilities associated with assets held for sale	—	—	105	—	105

Total current liabilities	110	80	1,911	(3)	2,098
Long-term debt	—	2,916	70	—	2,986
Income taxes payable	—	—	1,398	—	1,398
Guaranteed contingent tax liabilities	707	—	—	—	707
Deferred income taxes	—	—	334	—	334
Intercompany loans payable	168	10,989	9,394	(20,551)	—
Other liabilities	—	—	733	—	733

Total Liabilities	985	13,985	13,840	(20,554)	8,256
Shareholders’ Equity	7,747	8,026	12,345	(20,371)	7,747

Total Liabilities and Shareholders’ Equity	$8,732	$22,011	$26,185	$(40,925)	$16,003

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

At September 28, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$872	$—	$872
Accounts receivable trade, net	—	—	1,546	—	1,546
Inventories	—	—	1,126	—	1,126
Interest in class action settlement fund	1,257	—	—	—	1,257
Class action settlement receivables	1,735	—	—	—	1,735
Intercompany receivable	—	178	184	(362)	—
Prepaid expenses and other current assets	14	—	669	—	683
Assets held for sale	—	—	879	—	879

Total current assets	3,006	178	5,276	(362)	8,098
Property, plant and equipment, net	2	—	2,391	—	2,393
Goodwill	—	—	5,767	—	5,767
Intangible assets, net	—	—	1,242	—	1,242
Due from former parent and affiliates	306	—	—	—	306
Investment in subsidiaries	7,128	11,281	—	(18,409)	—
Intercompany loans receivables	138	8,981	9,055	(18,174)	—
Other assets	—	1	521	—	522

Total Assets	$10,580	$20,441	$24,252	$(36,945)	$18,328

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$474	$49	$—	$523
Accounts payable	—	—	444	—	444
Class action settlement liability	2,992	—	—	—	2,992
Intercompany payable	—	184	178	(362)	—
Accrued and other current liabilities	86	11	1,182	—	1,279
Liabilities associated with assets held for sale	—	—	147	—	147

Total current liabilities	3,078	669	2,000	(362)	5,385
Long-term debt	—	3,451	114	—	3,565
Income taxes payable	—	—	517	—	517
Guaranteed contingent tax liabilities	760	—	—	—	760
Deferred income taxes	—	—	576	—	576
Intercompany loans payable	—	9,193	8,981	(18,174)	—
Other liabilities	—	—	783	—	783

Total Liabilities	3,838	13,313	12,971	(18,536)	11,586
Shareholders’ Equity	6,742	7,128	11,281	(18,409)	6,742

Total Liabilities and Shareholders’ Equity	$10,580	$20,441	$24,252	$(36,945)	$18,328

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Fiscal Year Ended September 26, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(1,341)	$(114)	$2,046	$—	$591

Net cash provided by discontinued operating activities	—	—	69	—	69

Net cash (used in) provided by operating activities	(1,341)	(114)	2,115	—	660

Cash Flows From Investing Activities:
Capital expenditures	(2)	—	(407)	—	(409)
Acquisition-related payments, net of cash acquired	—	—	(157)	—	(157)
Divestitures, net of cash retained by businesses sold	—	—	263	—	263
Decrease in restricted cash	—	—	24	—	24
Release of interest in class action settlement fund	1,257	—	—	—	1,257
Decrease in intercompany loans	—	1,309	—	(1,309)	—
Other	—	—	18	—	18

Net cash provided by (used in) continuing investing activities	1,255	1,309	(259)	(1,309)	996

Net cash used in discontinued investing activities	—	—	(30)	—	(30)

Net cash provided by (used in) investing activities	1,255	1,309	(289)	(1,309)	966

Cash Flows From Financing Activities:
Net proceeds from commercial paper	—	171	—	—	171
Repayment of external debt	—	(3,926)	(82)	—	(4,008)
Issuance of external debt	—	2,728	—	—	2,728
Dividends paid	(320)	—	—	—	(320)
Proceeds from exercise of share options	157	—	—	—	157
Transfers from discontinued operations	—	—	38	—	38
Loan borrowings from (repayments to) parent	213	—	(1,522)	1,309	—
Intercompany dividend received (paid)	—	30	(30)	—	—
Other	36	(17)	(30)	—	(11)

Net cash provided by (used in) financing activities	86	(1,014)	(1,626)	1,309	(1,245)

Net cash used in discontinued financing activities	—	—	(38)	—	(38)

Net cash provided by (used in) financing activities	86	(1,014)	(1,664)	1,309	(1,283)

Effect of currency rate changes on cash	—	—	(7)	—	(7)
Net increase in cash and cash equivalents	—	181	155	—	336
Cash and cash equivalents at beginning of period	—	—	872	—	872

Cash and cash equivalents at end of period	$—	$181	$1,027	$—	$1,208

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Fiscal Year Ended September 28, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$29	$(64)	$2,131	$—	$2,096

Net cash provided by discontinued operating activities	—	—	113	—	113

Net cash provided by (used in) operating activities	29	(64)	2,244	—	2,209

Cash Flows From Investing Activities:
Capital expenditures	(2)	—	(354)	—	(356)
Acquisition-related payments	—	—	(117)	—	(117)
Increase in restricted cash	—	—	(7)	—	(7)
Interest in class action settlement fund	(1,257)	—	—	—	(1,257)
Decrease in intercompany loans	—	213	—	(213)	—
Other	—	—	24	—	24

Net cash (used in) provided by continuing investing activities	(1,259)	213	(454)	(213)	(1,713)

Net cash provided by discontinued investing activities	—	—	4	—	4

Net cash (used in) provided by investing activities	(1,259)	213	(450)	(213)	(1,709)

Cash Flows From Financing Activities:
Repayment of external debt	—	(325)	(200)	—	(525)
Issuance of external debt	—	4,248	50	—	4,298
Allocated debt activity	—	—	(2,291)	—	(2,291)
Proceeds from exercise of share options	16	—	—	—	16
Net transfers from (to) Tyco International Ltd.	1,355	(4,028)	1,357	—	(1,316)
Transfers from discontinued operations	—	—	82	—	82
Loan repayments to parent	(138)	—	(75)	213	—
Other	(3)	(44)	10	—	(37)

Net cash provided by (used in) financing activities	1,230	(149)	(1,067)	213	227

Net cash used in discontinued financing activities	—	—	(117)	—	(117)

Net cash provided by (used in) financing activities	1,230	(149)	(1,184)	213	110

Effect of currency rate changes on cash	—	—	20	—	20
Net increase in cash and cash equivalents	—	—	630	—	630
Cash and cash equivalents at beginning of period	—	—	242	—	242

Cash and cash equivalents at end of period	$—	$—	$872	$—	$872

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

COMBINED STATEMENT OF INCOME

Fiscal Year Ended September 29, 2006

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$8,313	$—	$8,313
Cost of goods sold	—	—	4,012	—	4,012

Gross profit	—	—	4,301	—	4,301
Selling, general and administrative expenses	—	—	1,986	—	1,986
Research and development expenses	—	—	248	—	248
In-process research and development charges	—	—	63	—	63
Gain on divestiture	—	—	(48)	—	(48)

Operating income	—	—	2,052	—	2,052
Interest expense	—	—	(171)	—	(171)
Interest income	—	—	32	—	32
Other expense, net	—	—	(13)	—	(13)
Equity in net income of subsidiaries	1,155	—	—	(1,155)	—

Income from continuing operations before income taxes	1,155	—	1,900	(1,155)	1,900
Income tax expense	—	—	470	—	470

Income from continuing operations	1,155	—	1,430	(1,155)	1,430
Loss from discontinued operations, net of income taxes	—	—	(275)	—	(275)

Net income	$1,155	$—	$1,155	$(1,155)	$1,155

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

CONDENSED COMBINED STATEMENT OF CASH FLOWS

Fiscal Year Ended September 29, 2006

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Total
Cash Flows From Operating Activities:
Net cash provided by continuing operating activities	$—	$—	$1,296	$1,296

Net cash used in discontinued operating activities	—	—	(92)	(92)

Net cash provided by operating activities	—	—	1,204	1,204

Cash Flows From Investing Activities:
Capital expenditures	—	—	(400)	(400)
Acquisitions, net of cash acquired	—	—	(382)	(382)
Divestitures	—	—	74	74
Increase in restricted cash	—	—	(34)	(34)
Other	—	—	(9)	(9)

Net cash used in continuing investing activities	—	—	(751)	(751)

Net cash provided by discontinued investing activities	—	—	827	827

Net cash provided by investing activities	—	—	76	76

Cash Flows From Financing Activities:
Repayment of external debt	—	—	(25)	(25)
Issuance of external debt	—	—	1	1
Allocated debt activity	—	—	(548)	(548)
Net transfers to Tyco International Ltd.	—	—	(601)	(601)
Transfers from discontinued operations	—	—	636	636
Other	—	—	86	86

Net cash used in continuing financing activities	—	—	(451)	(451)

Net cash used in discontinued financing activities	—	—	(726)	(726)

Net cash used in financing activities	—	—	(1,177)	(1,177)

Effect of currency rate changes on cash	—	—	7	7
Net increase in cash and cash equivalents	—	—	110	110
Less: net increase in cash related to discontinued operations	—	—	(9)	(9)
Cash and cash equivalents at beginning of period	—	—	141	141

Cash and cash equivalents at end of period	$—	$—	$242	$242

COVIDIEN LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(dollars in millions)

	Balance at Beginning of Year	Additions Charged to Income	Acquisitions, Divestitures and Other	Deductions	Balance at End of Year
Description

Fiscal 2008
Reserve for rebates	$364	$2,357	$(2)	$(2,269)	$450
Allowance for doubtful accounts	$44	$12	$10	$(20)	$46

Fiscal 2007
Reserve for rebates	$376	$2,016	$20	$(2,048)	$364
Allowance for doubtful accounts	$41	$6	$4	$(7)	$44

Fiscal 2006
Reserve for rebates	$383	$2,302	$(20)	$(2,289)	$376
Allowance for doubtful accounts	$56	$—	$3	$(18)	$41