Form 10-Q
period 2008-12-26
Covidien Ltd.
filed 2009-01-29
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 26, 2008

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

The number of common shares outstanding as of January 20, 2009 was 503,891,657.

COVIDIEN LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN LTD.

CONSOLIDATED STATEMENTS OF INCOME

Quarters Ended December 26, 2008 and December 28, 2007

(in millions, except per share data)

	Quarters Ended
	December 26, 2008	December 28, 2007
Net sales	$2,458	$2,316
Cost of products sold	1,110	1,077

Gross profit	1,348	1,239
Selling, general and administrative expenses	722	689
Research and development expenses	92	78
In-process research and development charges	—	12
Restructuring charges	3	5

Operating income	531	455
Interest expense	(45)	(60)
Interest income	7	12
Other income	10	180

Income from continuing operations before income taxes	503	587
Income tax expense	130	142

Income from continuing operations	373	445
Income (loss) from discontinued operations, net of income taxes	13	(25)

Net income	$386	$420

Basic earnings per share:
Income from continuing operations	$0.74	$0.89
Income (loss) from discontinued operations	0.03	(0.05)
Net income	0.77	0.84
Diluted earnings per share:
Income from continuing operations	$0.74	$0.89
Income (loss) from discontinued operations	0.03	(0.05)
Net income	0.76	0.84
Weighted-average number of shares outstanding (Note 4):
Basic	504	498
Diluted	507	502

See Notes to Consolidated Financial Statements.

COVIDIEN LTD.

CONSOLIDATED BALANCE SHEETS

At December 26, 2008 and September 26, 2008

(in millions, except share data)

	December 26, 2008	September 26, 2008
Assets
Current Assets:
Cash and cash equivalents	$1,136	$1,208
Accounts receivable trade, less allowance for doubtful accounts of $43 and $46	1,632	1,704
Inventories	1,325	1,280
Prepaid expenses and other current assets	783	750
Assets held for sale	343	347

Total current assets	5,219	5,289
Property, plant and equipment, net	2,471	2,476
Goodwill	5,788	5,821
Intangible assets, net	1,225	1,218
Due from former parent and affiliates	586	585
Other assets	584	614

Total Assets	$15,873	$16,003

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$5	$19
Accounts payable	463	522
Accrued and other current liabilities	1,268	1,452
Liabilities associated with assets held for sale	94	105

Total current liabilities	1,830	2,098
Long-term debt	2,908	2,986
Income taxes payable	1,444	1,398
Guaranteed contingent tax liabilities	707	707
Other liabilities	1,090	1,067

Total Liabilities	7,979	8,256
Commitments and contingencies (Note 12)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.20 par value, 1,000,000,000 authorized; 503,880,747 and 503,162,277 outstanding	101	101
Share premium	178	172
Contributed surplus	6,106	6,086
Accumulated earnings	1,058	681
Accumulated other comprehensive income	451	707

Total Shareholders’ Equity	7,894	7,747

Total Liabilities and Shareholders’ Equity	$15,873	$16,003

See Notes to Consolidated Financial Statements.

COVIDIEN LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarters Ended December 26, 2008 and December 28, 2007

(in millions)

	Quarters Ended
	December 26, 2008	December 28, 2007
Cash Flows From Operating Activities:
Net income	$386	$420
(Income) loss from discontinued operations, net of income taxes	(13)	25

Income from continuing operations	373	445
Adjustments to reconcile net cash provided by continuing operating activities:
Change in receivable from former parent and affiliates related to Tax Sharing Agreement	(10)	(180)
In-process research and development charges	—	12
Depreciation and amortization	97	98
Equity-based compensation expense	20	24
Deferred income taxes	22	50
Provision for losses on accounts receivable and inventory	14	18
Other non-cash items	3	4
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	21	4
Inventories	(86)	(66)
Accounts payable	(57)	(44)
Income taxes	35	19
Accrued and other liabilities	(53)	(23)
Other	(92)	56

Net cash provided by continuing operating activities	287	417

Net cash provided by discontinued operating activities	3	24

Net cash provided by operating activities	290	441

Cash Flows From Investing Activities:
Capital expenditures	(88)	(77)
Acquisition-related payments	(22)	(21)
Other	8	—

Net cash used in continuing investing activities	(102)	(98)

Net cash used in discontinued investing activities	(6)	(5)

Net cash used in investing activities	(108)	(103)

Cash Flows From Financing Activities:
Net repayment of commercial paper	(75)	—
Repayment of external debt	(15)	(2,977)
Issuance of debt	—	2,727
Dividends paid	(81)	(80)
Transfers (to) from discontinued operations	(3)	19
Other	3	4

Net cash used in continuing financing activities	(171)	(307)

Net cash used in discontinued financing activities	3	(19)

Net cash used in financing activities	(168)	(326)

Effect of currency rate changes on cash	(86)	6
Net (decrease) increase in cash and cash equivalents	(72)	18
Cash and cash equivalents at beginning of period	1,208	872

Cash and cash equivalents at end of period	$1,136	$890

See Notes to Consolidated Financial Statements.

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Basis of Presentation—The accompanying financial statements reflect the consolidated operations of Covidien Ltd. and its subsidiaries. The unaudited financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim results reported. The year-end balance sheet data were derived from audited financial statements, but do not include all of the annual disclosures required by GAAP. These financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended September 26, 2008.

Recently Adopted Accounting Pronouncements—In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than at historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. The Company adopted SFAS No. 159 during the first quarter of fiscal 2009, and elected not to apply the fair value option to any financial instruments that were not already recognized at fair value.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires companies to measure plan assets and benefit obligations as of their fiscal year end. The Company previously used a measurement date of August 31st; however, in the first quarter of fiscal 2009 the Company transitioned to a measurement date that coincides with its fiscal year end. The adoption of the measurement date provision resulted in a reduction to shareholders’ equity to reflect the incremental one-month charge from August to September, the amount of which was not significant.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company adopted SFAS No. 157 during the first quarter of fiscal 2009, except with respect to certain non-financial assets and liabilities, for which the effective date is fiscal 2010. The adoption of SFAS No. 157 did not have an impact on our results of operations, financial condition or cash flows. The disclosures required by SFAS No. 157 are presented in Note 10.

Recently Issued Accounting Pronouncements—In December 2008, the FASB issued Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP requires enhanced disclosures about plan assets of a defined benefit pension or other postretirement plan, with the intent to provide users of financial statements with an understanding of (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. These disclosures are required for us in fiscal 2010.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

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

2. Discontinued Operations

During the first quarter of fiscal 2008, the Company decided to sell its Specialty Chemical business within the Pharmaceutical Products segment, its Retail Products segment and its European Incontinence Products business within the Medical Supplies segment because their products and customer bases were not aligned with the Company’s long-term strategic objectives. These businesses are included in discontinued operations for all periods presented.

During the first quarter of fiscal 2008, the Company determined that the carrying values of the Retail Products segment and the European Incontinence Products business exceeded their respective fair values, net of estimated costs to sell and as a result recorded pre-tax impairment charges totaling $96 million, primarily related to the write down of goodwill in the Retail Products segment. The fair values were based on terms and conditions included or expected to be included in the respective sale agreements. These two businesses were subsequently sold in fiscal 2008. Activity to dispose of the Specialty Chemical business is ongoing.

Net sales, income from operations and loss on sale for discontinued operations are as follows (dollars in millions):

	Quarters Ended
	December 26, 2008	December 28, 2007
Net sales	$106	$294

Income from operations, net of income tax provision of $5 and $22	$8	$2
Gain (loss) on disposition, net of income tax (provision) benefit of $(1) and $69	5	(27)

Income (loss) from discontinued operations, net of income taxes	$13	$(25)

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

Balance sheet information for assets classified as held for sale is as follows (dollars in millions):

	December 26, 2008	September 26, 2008
Accounts receivable, net	$50	$54
Inventories	68	67
Prepaid expenses and other current assets	16	17
Property, plant and equipment, net	117	119
Goodwill	25	25
Other intangibles, net	55	55
Other non-current assets	12	10

Assets held for sale	$343	$347

Accounts payable	$23	$36
Accrued and other current liabilities	18	15
Other liabilities	53	54

Liabilities associated with assets held for sale	$94	$105

The disclosures which follow include activity or balances associated with amounts classified as continuing operations.

3. Acquisition

In November 2007, the Company’s Medical Devices segment acquired Scandius Biomedical, Inc. (“Scandius”), a developer of medical devices for sports-related surgeries, for $27 million, of which $14 million was deposited into an escrow account. The acquisition of Scandius enables the Company to offer customers innovative soft tissue repair devices for common sports injuries. The Company recorded an IPR&D charge of $12 million in connection with this acquisition. This acquisition did not have a material effect on the Company’s results of operations, financial condition or cash flows.

4. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows (dollars in millions, except per share data):

	Quarters Ended
	December 26, 2008			December 28, 2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per common share:
Income from continuing operations	$373	504	$0.74	$445	498	$0.89
Share options and restricted shares	—	3		—	4

Diluted earnings per common share:
Income from continuing operations giving effect to dilutive adjustments	$373	507	$0.74	$445	502	$0.89

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

The computation of diluted earnings per share for the quarters ended December 26, 2008 and December 28, 2007 excludes the effect of the potential exercise of options to purchase approximately 13 million and 15 million shares, respectively, because the effect would have been anti-dilutive.

5. Comprehensive Income

Comprehensive income consists of the following (dollars in millions):

	Quarters Ended
	December 26, 2008	December 28, 2007
Net income	$386	$420
Currency translation	(256)	104
Change in market value of derivatives, net of income taxes	(1)	(7)
Change related to benefit plans, net of income taxes	1	—

Total comprehensive income	$130	$517

6. Inventories

Inventories consist of the following (dollars in millions):

	December 26, 2008	September 26, 2008
Purchased materials and manufactured parts	$290	$256
Work in process	336	238
Finished goods	699	786

Inventories	$1,325	$1,280

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows (dollars in millions):

	Medical Devices	Imaging Solutions	Pharmaceutical Products	Medical Supplies	Total
Goodwill at September 26, 2008	$5,087	$255	$252	$227	$5,821
Currency translation	(33)	—	—	—	(33)

Goodwill at December 26, 2008	$5,054	$255	$252	$227	$5,788

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

The gross carrying amount and accumulated amortization of intangible assets are as follows (dollars in millions):

	December 26, 2008			September 26, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Unpatented technology	$545	$201	21 years	$549	$195	21 years
Patents and trademarks	686	312	17 years	659	310	18 years
Other	258	104	25 years	260	101	25 years

Total	1,489	$617	20 years	1,468	$606	20 years
Non-Amortizable:
Trademarks	353			356

Total intangible assets	$1,842	$617		$1,824	$606

Intangible asset amortization expense for the quarters ended December 26, 2008 and December 28, 2007 was $18 million and $20 million, respectively.

8. Debt

Debt is as follows (dollars in millions):

	December 26, 2008	September 26, 2008
Current maturities of long-term debt:
Capital lease obligations	$5	$19

Long-term debt:
Commercial paper program	96	171
5.2% senior notes due December 2010	250	250
5.5% senior notes due December 2012	500	500
6.0% senior notes due December 2017	1,150	1,150
6.6% senior notes due December 2037	850	850
Capital lease obligations	43	45
Other	19	20

Total	2,908	2,986

Total debt	$2,913	$3,005

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

9. Retirement Plans

The net periodic benefit cost for the Company’s defined benefit retirement plans and postretirement plans is as follows (dollars in millions):

	Quarters Ended
	December 26, 2008	December 28, 2007
Service cost	$6	$6
Interest cost	14	15
Expected return on plan assets	(10)	(13)
Amortization of prior service benefit	(1)	(1)
Amortization of net actuarial loss	3	2

Net periodic benefit cost	$12	$9

The Company anticipates that, at a minimum, it will make required contributions of $27 million to its U.S. and non-U.S. pension plans in fiscal 2009. In addition, the Company expects to make contributions to its postretirement benefit plans of $11 million in fiscal 2009. During the first quarter fiscal 2009, the Company contributed a total of $7 million to its pension and postretirement plans.

10. Fair Value Measurements

The following table provides a summary of the significant assets and liabilities that are measured at fair value on a recurring basis as of December 26, 2008 (dollars in millions):

		Basis of Fair Value Measurement
	December 26, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency contracts	$114	$—	$114	$—
Liabilities
Foreign currency contracts	$142	$—	$142	$—

The majority of derivatives entered into by the Company are valued using over-the-counter quoted market prices for similar instruments. The Company does not believe that fair values of these derivative instruments materially differs from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a material effect on the results of operations, financial condition or cash flows.

11. Transactions with Former Parent and Affiliates

Separation and Distribution Agreement—On June 29, 2007, the Company entered into a Separation and Distribution Agreement and other agreements with Tyco International and Tyco Electronics. These agreements provided for the allocation to Covidien and Tyco Electronics of certain of Tyco International’s assets, liabilities and obligations attributable to periods prior to the Separation. In addition, these agreements govern the ongoing relationships among Covidien, Tyco International and Tyco Electronics.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

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

If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party’s fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and be required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of it’s agreed upon share of its, Tyco International’s and Tyco Electronics’ tax liabilities.

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

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

Income Tax Receivables—The Company is the primary obligor to the taxing authorities for $1.444 billion of contingent tax liabilities which were recorded on the balance sheet at December 26, 2008. In accordance with the Tax Sharing Agreement, the Company shares certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The actual amounts that Covidien may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years. Adjustments to income tax receivables related to the Tax Sharing Agreement are recorded in other income, net.

In addition, pursuant to the terms of the Tax Sharing Agreement, the Company recorded a long-term receivable from Tyco International and Tyco Electronics of $586 million which is classified as due from former parent and affiliates on the balance sheet at December 26, 2008. This receivable primarily reflects 58% of the non-current income taxes payable subject to the Tax Sharing Agreement. If Tyco International and Tyco Electronics default on their obligations to the Company under the Tax Sharing Agreement, the Company would be liable for the entire amount of these liabilities.

During the first quarters of fiscal 2009 and 2008, the Company recorded other income of $10 million and $180 million, respectively, and a corresponding increase to its receivable from Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement. Other income for fiscal 2008 primarily reflects the indirect effect of adopting FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”

Guaranteed Tax Liabilities—Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities; Covidien assumed and is responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon our separation from Tyco International using appraisals and a liability was recorded on our balance sheet.

Each reporting period, the Company evaluates the potential loss which it believes is probable as a result of its commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on the balance sheet; an adjustment will be required to increase the recorded liabilities to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance exists. As a result, the liability generally will be reduced upon the Company’s release from its obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. At both December 26, 2008 and September 26, 2008, a liability of $707 million relating to these guarantees remained on our balance sheet.

12. Commitments and Contingencies

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

(Unaudited)

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

Becton Dickinson and Company (“Becton Dickinson”) v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the District of Delaware on December 23, 2002. The complaint alleges that the Company’s Monoject Magellan safety needle and safety blood collector products infringe Becton Dickinson’s U.S. Patent No. 5,348,544. Following trial, on October 26, 2004, the jury returned a verdict finding that the Company willfully infringed Becton Dickinson’s patent and awarded Becton Dickinson $4 million in lost profits damages and reasonable royalty damages. In post-trial proceedings, the Company filed motions for judgment as a matter of law, or, alternatively, for a new trial. Becton Dickinson filed a post-trial motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a motion for a permanent injunction. On March 31, 2006, the trial court issued a memorandum and order on the parties’ post-trial motions denying the Company’s motion for judgment as a matter of law; granting the Company’s motion for a new trial on the issue of infringement; and denying Becton Dickinson’s motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a permanent injunction. On November 30, 2007, following the new trial, a jury returned a verdict finding that the Company infringed Becton Dickinson’s patent. Before submitting the case to the jury, the district court granted judgment as a matter of law in the Company’s favor finding that the Company did not willfully infringe Becton Dickinson’s patent. The Company has filed post-trial motions in the district court for judgment as a matter of law, or, in the alternative, for a new trial. Becton Dickinson has filed a motion for permanent injunction. On September 11, 2008, the district court denied the Company’s motion for a new trial. On October 17, 2008 the district court denied the Company’s motion for judgment as a matter of law. On October 29, 2008, the district

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

court awarded Becton Dickinson $58 million in damages and prejudgment interest; ordered a post-verdict accounting for additional damages that have accrued since the trial’s conclusion; and ordered a permanent injunction precluding the Company from selling the Monoject Magellan safety needle products that the jury found to have infringed. The injunction took effect on December 17, 2008. The Company has appealed to the United States Court of Appeals for the Federal Circuit. The Company has launched redesign products that it believes do not infringe Becton Dickinson’s patent. The Company has assessed the status of this matter and has concluded that it is more likely than not that the infringement finding will be overturned, and, further, intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the financial statements with respect to any damage award.

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

Antitrust Litigation

Masimo Corporation (“Masimo”) v. Tyco Healthcare Group LP and Mallinckrodt, Inc. was filed on May 22, 2002 in the United States District Court for the Central District of California. Masimo alleges violations of antitrust laws by the Company and Mallinckrodt in the markets for pulse oximetry products. Masimo alleges that the Company and Mallinckrodt used their market position to prevent hospitals from purchasing Masimo’s pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages. The damages are automatically trebled under the antitrust statute to an award of $420 million. If ultimately successful, Masimo’s attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. On March 22, 2006, the district court issued its memorandum of decision regarding the post-trial motions. In the memorandum, the district court vacated the jury’s liability findings on two business practices; affirmed the jury’s liability finding on two other business practices; vacated the jury’s damage award in its entirety; and ordered a new trial on damages. The district court held the new trial on the damages on October 18 and 19, 2006. On January 25, 2007, the district court ordered an additional hearing on the issue of damages, which took place on March 22, 2007. On June 7, 2007, the district court issued its memorandum of decision in the new trial on damages and awarded Masimo $14.5 million in damages. The damages are automatically trebled under the antitrust statute to an award of $43.5 million. On June 29, 2007, the district court entered final judgment awarding Masimo $43.5 million in damages, denying Masimo’s demand for a permanent injunction, and retaining jurisdiction to determine the amount of attorney’s fees and costs, if any, to be awarded Masimo. On November 5, 2007, the district court issued an order granting Masimo $8.7 million in attorney’s fees and costs. Following entry of judgment, both parties appealed to the United States Court of Appeals for the Ninth Circuit. Oral argument in that appeal took place on December 8, 2008. The Company has assessed the status of this matter and has concluded that it is more likely than not that the liability findings and damages award (including attorney’s fees and costs) will be overturned, and, further, the Company intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the financial statements with respect to this damage award.

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

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

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

Rochester Medical Corporation, Inc. (“Rochester Medical”) v. C.R. Bard, Inc., et al. is a complaint filed against the Company, another manufacturer and two group purchasing organizations (“GPOs”) in the United States District Court for the Eastern District of Texas on March 15, 2004, seeking injunctive relief and damages. The complaint alleges that the Company and the other defendants conspired or acted to exclude Rochester Medical from markets for urological products in violation of federal and state antitrust laws. Rochester Medical also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. In December 2008, the Company entered into an agreement in principle with Rochester Medical pursuant to which the Company agreed to pay Rochester Medical $3.5 million to resolve all claims in this case. Accordingly, during the first quarter of fiscal 2009, the Company recorded a charge to selling, general and administrative expenses for this settlement. On January 15, 2009, the Company entered into a Settlement Agreement and Release of Claims documenting this agreement in principle.

Daniels Sharpsmart, Inc. (“Daniels”) v. Tyco International (US) Inc., et al. is a complaint filed against the Company, another manufacturer and three GPOs in the United States District Court for the Eastern District of Texas on August 31, 2005, seeking injunctive relief and unspecified monetary damages, including treble damages. The complaint alleges that the Company monopolized or attempted to monopolize the market for sharps containers and that the Company and the other defendants conspired or acted to exclude Daniels from the market for sharps containers in violation of federal and state antitrust laws. Daniels also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. In December 2008, the Company reached an agreement in principle with Daniels pursuant to which the Company agreed to pay Daniels $32.5 million to resolve all claims in this case. Accordingly, during the first quarter of fiscal 2009, the Company recorded a charge to selling, general and administrative expenses for this settlement. On January 15, 2009, the Company entered into a Settlement Agreement and Release of Claims documenting this agreement in principle.

Natchitoches Parish Hospital Service District, et al. v. Tyco International, Ltd., et al. is a class action lawsuit filed against the Company on September 15, 2005 in the United States District Court for the District of Massachusetts. In the complaint, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege that they and others paid for sharps containers as a result of anticompetitive conduct by the Company in violation of federal antitrust laws. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. The Company intends to vigorously defend this action. On August 29, 2008, the district court granted the plaintiffs’ motion for class certification. On December 5, 2008, the United States Court of Appeals for the First Circuit denied the Company’s request for leave to appeal the district court’s granting of the plaintiffs’ motion for class certification. No trial date has been scheduled.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of December 26, 2008, there were approximately 10,500 asbestos liability cases pending against Mallinckrodt.

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

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flow is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 26, 2008, the Company concluded that it was probable that it would incur remedial costs in the range of $113 million to $252 million. As of December 26, 2008, the Company concluded that the best estimate within this range was $141 million, of which $10 million was included in accrued and other current liabilities and $131 million was included in other liabilities on the balance sheet. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

The Company’s most significant environmental liability pertains to a site in Orrington, Maine. Mallinckrodt LLC, a subsidiary of the Company, owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982. Mallinckrodt is responsible for the costs of completing an environmental site investigation required by the United States Environmental Protection Agency (“EPA”) and the Maine Department of Environmental Protection (“MDEP”). Based on the site investigation, Mallinckrodt submitted a Corrective Measures Study plan and identified a preferred alternative which was submitted to the EPA and MDEP for approval. MDEP disagreed with the proposed alternative and served a compliance order on Mallinckrodt LLC and United States Surgical Corp in December 2008. The compliance order included a directive to remove a significant volume of soils at the site. The Company disagrees with this approach and is vigorously challenging both the process of issuing the compliance order and the ultimate remedy selection described in the order in both Federal and State court. The cost of full compliance with MDEP’s order has not been estimated and is not included in the estimate described above due to the uncertainties in the pending litigation.

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

The Company recorded asset retirement obligations (“AROs”) for the estimated future costs primarily associated with legal obligations to decommission two facilities within the Imaging Solutions segment. The Company’s AROs were $97 million, at both December 26, 2008 and September 26, 2008 as interest accretion for the first quarter of fiscal 2009 was offset by foreign currency translation. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

Compliance Matters

Tyco International has received and responded to various allegations that certain improper payments were made in recent years by Tyco International subsidiaries, including subsidiaries which are now part of the Company. During 2005, Tyco International reported to the U.S. Department of Justice (“DOJ”) and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act (“FCPA”), that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. The Company will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. To date, the baseline review and other compliance reviews have revealed that some business practices may not comply with Covidien and FCPA requirements. At this time, the Company cannot predict the outcome of these matters or other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, which may result from an adverse resolution of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its results of operations, financial condition or cash flows.

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

Tyco International Legal Proceedings

As discussed in Note 11, pursuant to the Separation and Distribution Agreement, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities. Tyco International and certain of its former directors and officers are named defendants in a number of class actions alleging violations of the disclosure provisions of the federal securities laws and also are named as defendants in several ERISA class actions. Tyco International is generally obligated to indemnify its directors and officers and its former directors

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, Tyco International’s insurance carriers may decline coverage, or Tyco International’s coverage may be insufficient to cover its expenses and liability, in some or all of these matters. The Company’s share of any losses resulting from an adverse resolution of those matters is not estimable and may have a material adverse effect on its results of operations, financial condition or cash flows.

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

13. Segment Data

Selected information by business segment is presented in the following tables (dollars in millions):

	Quarters Ended
	December 26, 2008	December 28, 2007
Net sales(1):
Medical Devices	$1,627	$1,587
Imaging Solutions	265	291
Pharmaceutical Products	331	221
Medical Supplies	235	217

	$2,458	$2,316

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.

	Quarters Ended
	December 26, 2008	December 28, 2007
Operating income:
Medical Devices	$463	$436
Imaging Solutions	21	10
Pharmaceutical Products	167	74
Medical Supplies	28	35
Corporate	(148)	(100)

	$531	$455

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

14. Covidien International Finance S.A.

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

CONSOLIDATING STATEMENT OF INCOME

Quarter Ended December 26, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$2,458	$—	$2,458
Cost of products sold	—	—	1,110	—	1,110

Gross profit	—	—	1,348	—	1,348
Selling, general and administrative expenses	5	—	717	—	722
Research and development expenses	—	—	92	—	92
Restructuring charges	—	—	3	—	3

Operating (loss) income	(5)	—	536	—	531
Interest expense	—	(44)	(1)	—	(45)
Interest income	—	1	6	—	7
Other income	10	—	—	—	10
Equity in net income of subsidiaries	409	443	—	(852)	—
Intercompany interest and fees	(28)	9	19	—	—

Income from continuing operations before income taxes	386	409	560	(852)	503
Income taxes	—	—	130	—	130

Income from continuing operations	386	409	430	(852)	373
Income from discontinued operations, net of income taxes	—	—	13	—	13

Net income	$386	$409	$443	$(852)	$386

COVIDIEN LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATING STATEMENT OF INCOME

Quarter Ended December 28, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$2,316	$—	$2,316
Cost of products sold	—	—	1,077	—	1,077

Gross profit	—	—	1,239	—	1,239
Selling, general and administrative expenses	9	—	680	—	689
Research and development expenses	—	—	78	—	78
In-process research and development charges	—	—	12	—	12
Restructuring charges	—	—	5	—	5

Operating (loss) income	(9)	—	464	—	455
Interest expense	—	(57)	(3)	—	(60)
Interest income	1	—	11	—	12
Other income	180	—	—	—	180
Equity in net income of subsidiaries	256	309	—	(565)	—
Intercompany interest and fees	(8)	4	4	—	—

Income from continuing operations before income taxes	420	256	476	(565)	587
Income tax expense	—	—	142	—	142

Income from continuing operations	420	256	334	(565)	445
Loss from discontinued operations, net of income taxes	—	—	(25)	—	(25)

Net income	$420	$256	$309	$(565)	$420

CONDENSED CONSOLIDATING BALANCE SHEET

At December 26, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$161	$975	$—	$1,136
Accounts receivable trade, net	—	—	1,632	—	1,632
Inventories	—	—	1,325	—	1,325
Intercompany receivable	—	—	22	(22)	—
Prepaid expenses and other current assets	22	—	761	—	783
Assets held for sale	—	—	343	—	343

Total current assets	22	161	5,058	(22)	5,219
Property, plant and equipment, net	3	—	2,468	—	2,471
Goodwill	—	—	5,788	—	5,788
Intangible assets, net	—	—	1,225	—	1,225
Due from former parent and affiliates	586	—	—	—	586
Investment in subsidiaries	8,175	12,528	—	(20,703)	—
Intercompany loans receivables	94	9,539	11,194	(20,827)	—
Other assets	—	17	567	—	584

Total Assets	$8,880	$22,245	$26,300	$(41,552)	$15,873

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$5	$—	$5
Accounts payable	—	—	463	—	463
Intercompany payable	22	—	—	(22)	—
Accrued and other current liabilities	30	35	1,203	—	1,268
Liabilities associated with assets held for sale	—	—	94	—	94

Total current liabilities	52	35	1,765	(22)	1,830
Long-term debt	—	2,841	67	—	2,908
Income taxes payable	—	—	1,444	—	1,444
Guaranteed contingent tax liabilities	707	—	—	—	707
Intercompany loans payable	227	11,194	9,406	(20,827)	—
Other liabilities	—	—	1,090	—	1,090

Total Liabilities	986	14,070	13,772	(20,849)	7,979
Shareholders’ Equity	7,894	8,175	12,528	(20,703)	7,894

Total Liabilities and Shareholders’ Equity	$8,880	$22,245	$26,300	$(41,552)	$15,873

CONDENSED CONSOLIDATING BALANCE SHEET

At September 26, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$181	$1,027	$—	$1,208
Accounts receivable trade, net	—	—	1,704	—	1,704
Inventories	—	—	1,280	—	1,280
Intercompany receivable	3	—	—	(3)	—
Prepaid expenses and other current assets	21	—	729	—	750
Assets held for sale	—	—	347	—	347

Total current assets	24	181	5,087	(3)	5,289
Property, plant and equipment, net	3	—	2,473	—	2,476
Goodwill	—	—	5,821	—	5,821
Intangible assets, net	—	—	1,218	—	1,218
Due from former parent and affiliates	585	—	—	—	585
Investment in subsidiaries	8,026	12,345	—	(20,371)	—
Intercompany loans receivables	94	9,468	10,989	(20,551)	—
Other assets	—	17	597	—	614

Total Assets	$8,732	$22,011	$26,185	$(40,925)	$16,003

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$19	$—	$19
Accounts payable	—	—	522	—	522
Intercompany payable	—	3	—	(3)	—
Accrued and other current liabilities	110	77	1,265	—	1,452
Liabilities associated with assets held for sale	—	—	105	—	105

Total current liabilities	110	80	1,911	(3)	2,098
Long-term debt	—	2,916	70	—	2,986
Income taxes payable	—	—	1,398	—	1,398
Guaranteed contingent tax liabilities	707	—	—	—	707
Intercompany loans payable	168	10,989	9,394	(20,551)	—
Other liabilities	—	—	1,067	—	1,067

Total Liabilities	985	13,985	13,840	(20,554)	8,256
Shareholders’ Equity	7,747	8,026	12,345	(20,371)	7,747

Total Liabilities and Shareholders’ Equity	$8,732	$22,011	$26,185	$(40,925)	$16,003

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Quarter Ended December 26, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$9	$(78)	$356	$—	$287

Net cash provided by discontinued operating activities	—	—	3	—	3

Net cash provided by (used in) operating activities	9	(78)	359	—	290

Cash Flows From Investing Activities:
Capital expenditures	—	—	(88)	—	(88)
Acquisition	—	—	(22)	—	(22)
Decrease in intercompany loans	—	133	—	(133)	—
Other	—	—	8	—	8

Net cash provided by (used in) continuing investing activities	—	133	(102)	(133)	(102)

Net cash used in discontinued investing activities	—	—	(6)	—	(6)

Net cash provided by (used in) investing activities	—	133	(108)	(133)	(108)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	(75)	—	—	(75)
Repayment of external debt	—	—	(15)	—	(15)
Dividends paid	(81)	—	—	—	(81)
Transfers to discontinued operations	—	—	(3)	—	(3)
Loan borrowings from (repayments to) parent	58	—	(191)	133	—
Other	14	—	(11)	—	3

Net cash used in financing activities	(9)	(75)	(220)	133	(171)

Net cash used in discontinued financing activities	—	—	3	—	3

Net cash used in financing activities	(9)	(75)	(217)	133	(168)

Effect of currency rate changes on cash	—	—	(86)	—	(86)
Net decrease in cash and cash equivalents	—	(20)	(52)	—	(72)
Cash and cash equivalents at beginning of period	—	181	1,027	—	1,208

Cash and cash equivalents at end of period	$—	$161	$975	$—	$1,136

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Quarter Ended December 28, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$5	$(20)	$432	$—	$417

Net cash provided by discontinued operating activities	—	—	24	—	24

Net cash provided by (used in) operating activities	5	(20)	456	—	441

Cash Flows From Investing Activities:
Capital expenditures	(1)	—	(76)	—	(77)
Acquisition-related payments	—	—	(21)	—	(21)
Decrease in intercompany loans	—	260	—	(260)	—
Other	(8)	—	8	—	—

Net cash (used in) provided by continuing investing activities	(9)	260	(89)	(260)	(98)

Net cash used in discontinued investing activities	—	—	(5)	—	(5)

Net cash (used in) provided by investing activities	(9)	260	(94)	(260)	(103)

Cash Flows From Financing Activities:
Repayment of external debt	—	(2,950)	(27)	—	(2,977)
Issuance of external debt	—	2,727	—	—	2,727
Dividends paid	(80)	—	—	—	(80)
Transfers from discontinued operations	—	—	19	—	19
Loan borrowings from (repayments to) parent	65	—	(325)	260	—
Other	19	(17)	2	—	4

Net cash provided by (used in) financing activities	4	(240)	(331)	260	(307)

Net cash used in discontinued financing activities	—	—	(19)	—	(19)

Net cash provided by (used in) financing activities	4	(240)	(350)	260	(326)

Effect of currency rate changes on cash	—	—	6	—	6
Net increase in cash and cash equivalents	—	—	18	—	18
Cash and cash equivalents at beginning of period	—	—	872	—	872

Cash and cash equivalents at end of period	$—	$—	$890	$—	$890

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the accompanying notes included in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008, and in “Forward-Looking Statements”.

Overview

We develop, manufacture and sell healthcare products for use in clinical and home settings. Our mission is to create and deliver innovative healthcare solutions, developed in collaboration with medical professionals, which enhance the quality of life for patients and improve patient outcomes for our customers and shareholders. We operate our business through the following four segments:

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

Recent Developments

In December 2008, our Board of Directors approved moving our principal executive office from Bermuda to Ireland. This move is part of a reorganization that will create a newly formed Irish company, Covidien plc. We completed the first step in this reorganization by establishing our tax residency in Ireland in December 2008. Later this year, shareholders will be asked to vote in favor of completing the reorganization at a shareholders meeting. If conditions are satisfied, including approval by both shareholders and the Supreme Court of Bermuda, Covidien plc then will replace Covidien Ltd. as the ultimate parent company. We intend to file with the Securities and Exchange Commission and mail to shareholders a proxy statement containing important information regarding the reorganization, which all shareholders are urged to read.

We believe incorporation in Ireland will offer increased strategic flexibility and operational benefits as we continue to expand the rapidly growing international portion of our business. We do not expect the reorganization will have any material impact on our financial results. Upon completion of the reorganization, we will continue to be subject to United States Securities and Exchange Commission reporting requirements, and our common shares will continue to be listed on the New York Stock Exchange under the symbol COV. We do, however, intend to terminate our listing on the Bermuda Stock Exchange in connection with the reorganization.

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

Restructuring Initiative

With our $150 million restructuring program launched in 2007 almost complete, in fiscal 2009 we launched a second restructuring program designed to improve our cost structure and to deliver improved operational growth. This program includes actions across all four segments, as well as corporate. We expect to incur charges as these actions are undertaken of approximately $200 million under this program, most of which is expected to occur by the end of 2010.

Results of Operations

Quarters Ended December 26, 2008 and December 28, 2007

The following table presents results of operations, including percentage of net sales (dollars in millions):

	Quarters Ended
	December 26, 2008		December 28, 2007
Net sales	$2,458	100.0%	$2,316	100.0%
Cost of products sold	1,110	45.2	1,077	46.5

Gross profit	1,348	54.8	1,239	53.5
Selling, general and administrative expenses	722	29.4	689	29.7
Research and development expenses	92	3.7	78	3.4
In-process research and development charges	—	—	12	0.5
Restructuring charges	3	0.1	5	0.2

Operating income	531	21.6	455	19.6
Interest expense	(45)	(1.8)	(60)	(2.6)
Interest income	7	0.3	12	0.5
Other income	10	0.4	180	7.8

Income from continuing operations before income taxes	503	20.5	587	25.3
Income tax expense	130	5.3	142	6.1

Income from continuing operations	373	15.2	445	19.2
Income (loss) from discontinued operations, net of income taxes	13	0.5	(25)	(1.1)

Net income	$386	15.7	$420	18.1

Net sales—Our net sales in the first quarter of fiscal 2009 increased $142 million, or 6%, to $2.458 billion, compared with $2.316 billion in the first quarter of fiscal 2008, with. Sales growth for the first quarter of fiscal 2009 was driven by $96 million in sales of oxycodone hydrochloride extended-release tablets within our Pharmaceutical Products segment. Our Medical Devices and Medical Supplies segments also experience sales growth, although to a lesser extent. Unfavorable currency exchange rate fluctuations resulted in a $93 million, or 4%, decrease in net sales for the first quarter of fiscal 2009.

Net sales generated by our businesses in the United States were $1.432 billion and $1.280 billion in the first quarters of fiscal 2009 and 2008, respectively. Our non-U.S. businesses generated net sales of $1.026 billion and $1.036 billion in the first quarters of fiscal 2009 and 2008, respectively. Our business outside the United States accounted for approximately 42% of our net sales for the first quarter of fiscal 2009, compared to 45% of our net sales for the same prior year period. This decrease is attributable to the sales of oxycodone hydrochloride extended-release tablets discussed above and currency exchange rate fluctuations.

Net sales by geographic area are shown in the following table (dollars in millions):

	Quarters Ended
	December 26, 2008	December 28, 2007	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
U.S.	$1,432	$1,280	12%	—%	12%
Other Americas	125	137	(9)	(18)	9
Europe	594	633	(6)	(12)	6
Asia-Pacific	307	266	15	4	11

	$2,458	$2,316	6	(4)	10

Costs of products sold—Cost of products sold was 45.2% of net sales in the first quarter of fiscal 2009, compared with 46.5% of net sales in the first quarter of fiscal 2008. The decrease in cost of products sold as a percent of net sales is primarily attributable to favorable sales mix in the Pharmaceutical Products segment, primarily resulting from sales of oxycodone hydrochloride extended-release tablets, and also in the Medical Devices segment, resulting from the investments made in the past to grow our higher margin businesses.

Selling, general and administrative expenses—Selling, general and administrative expenses in the first quarter of fiscal 2009 increased $33 million, or 5%, to $722 million, compared with $689 million in the first quarter of fiscal 2008. This increase was primarily due to an increase in legal settlements and planned growth in selling and marketing, partially offset by net currency gains.

Research and development expenses—Research and development expense in the first quarter of fiscal 2009 increased $14 million, or 18%, to $92 million, compared with $78 million in the first quarter of fiscal 2008. This increase resulted primarily from increased spending in our Medical Devices and Pharmaceutical Products segments. As a percentage of our net sales, research and development expense was 3.7% for the first quarter of fiscal 2009 and 3.4% for the first quarter of fiscal 2008.

In-process research and development charges—In the first quarter of fiscal 2008, our Medical Devices segment recorded a charge of $12 million for the write-off of in-process research and development associated with the acquisition of Scandius Biomedical, Inc., a developer of medical devices for sports-related surgeries, for cash of $27 million.

Operating income—In the first quarter of fiscal 2009, operating income increased $76 million to $531 million, compared with operating income of $455 million in the first quarter of fiscal 2008. The increase in operating income was primarily due to higher sales and increased gross profit.

Analysis of Operating Results by Segment

Net sales by segment are shown in the following table (dollars in millions):

	Quarters Ended
	December 26, 2008	December 28, 2007	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
Medical Devices.	$1,627	$1,587	3%	(4)%	7%
Imaging Solutions	265	291	(9)	(4)	(5)
Pharmaceutical Products	331	221	50	(3)	53
Medical Supplies	235	217	8	—	8

	$2,458	$2,316	6	(4)	10

Operating income by segment and as a percentage of segment net sales is shown in the following table (dollars in millions):

	Quarters Ended
	December 26, 2008		December 28, 2007
Medical Devices	$463	28.5%	$436	27.5%
Imaging Solutions	21	7.9	10	3.4
Pharmaceutical Products	167	50.5	74	33.5
Medical Supplies	28	11.9	35	16.1
Corporate	(148)		(100)

	$531	21.6	$455	19.6

Medical Devices

Net sales for Medical Devices by groups of products and by geography are as follows (dollars in millions):

	Quarters Ended
	December 26, 2008	December 28, 2007	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
Endomechanical Instruments	$530	$500	6%	(6)%	12%
Soft Tissue Repair Products	139	129	8	(8)	16
Energy Devices	205	185	11	(5)	16
Oximetry & Monitoring Products	148	152	(3)	(4)	1
Airway & Ventilation Products	178	185	(4)	(4)	—
Vascular Devices	140	129	9	—	9
SharpSafety Products	106	113	(6)	(1)	(5)
Clinical Care Products	96	99	(3)	(4)	1
Other Products	85	95	(11)	(7)	(4)

	$1,627	$1,587	3	(4)	7

	Quarters Ended
	December 26, 2008	December 28, 2007	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
U.S.	$737	$687	7%	—%	7%
Non-U.S.	890	900	(1)	(8)	7

	$1,627	$1,587	3	(4)	7

Net sales for the first quarter of fiscal 2009 increased $40 million to $1.627 billion, compared with $1.587 billion for the first quarter of fiscal 2008. Unfavorable currency exchange fluctuations negatively impacted the net sales of the segment by $75 million. The increase in net sales for the segment was primarily driven by increased sales of endomechanical instruments, energy devices, and soft tissue repair products. The increase in sales of endomechanical instruments was primarily driven by continued demand for our Autosuture laparoscopic instruments in the United States and Europe, while the increase in energy devices net sales resulted primarily from higher sales volume of vessel sealing products worldwide. The increase in sales of soft tissue repair products was primarily due to increased sales of hernia mesh products in the United States and, to a lesser extent, in Europe.

Operating income for the first quarter of fiscal 2009 increased $27 million to $463 million, compared with the first quarter of fiscal 2008. Our operating margin was 28.5% for the quarter ended December 26, 2008, compared with 27.5% for the quarter ended December 28, 2007. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance discussed above, partially offset by an increase in selling and marketing expenses.

Imaging Solutions

Net sales for Imaging Solutions by groups of products and by geography are as follows (dollars in millions):

	Quarters Ended
	December 26, 2008	December 28, 2007	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
Radiopharmaceuticals	$120	$135	(11)%	(3)%	(8)%
Contrast Products	145	156	(7)	(4)	(3)

	$265	$291	(9)	(4)	(5)

	Quarters Ended
	December 26, 2008	December 28, 2007	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
U.S.	$158	$179	(12)%	—%	(12)%
Non-U.S.	107	112	(4)	(9)	5

	$265	$291	(9)	(4)	(5)

Net sales for the first quarter of fiscal 2009 decreased $26 million, or 9%, to $265 million, compared with $291 million for the first quarter of fiscal 2008. Contrast Products net sales decreased $11 million, resulting primarily from unfavorable currency exchange rate fluctuations and, to a lesser extent, a decrease in sales volume and continued pricing pressures in the United States. Radiopharmaceutical net sales decreased $15 million, primarily resulting from molybdenum supply constraints due to the shut down of a third-party nuclear reactor.

Operating income for the first quarter of fiscal 2009 increased $11 million to $21 million, compared with the first quarter of fiscal 2008. Our operating margin was 7.9% for the quarter ended December 26, 2008, compared with 3.4% for the quarter ended December 28, 2007. The increase in operating income and margin was primarily due to a decrease in legal costs of $26 million, the majority of which related to a $17 million legal settlement incurred during the first quarter of fiscal 2008. This increase was partially offset by decreased gross profit resulting from the sales decline discussed above.

Pharmaceutical Products

Net sales for Pharmaceutical products by groups of products and by geography are as follows (dollars in millions):

	Quarters Ended
	December 26, 2008	December 28, 2007	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
Dosage Pharmaceuticals	$237	$127	87%	—%	87%
Active Pharmaceutical Ingredients	94	94	—	(7)	7

	$331	$221	50	(3)	53

	Quarters Ended
	December 26, 2008	December 28, 2007	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
U.S.	$302	$197	53%	—%	53%
Non-U.S.	29	24	21	(29)	50

	$331	$221	50	(3)	53

Net sales for the first quarter of fiscal 2009 increased $110 million, or 50%, to $331 million, compared with $221 million for the first quarter of fiscal 2008. The increase resulted from dosage pharmaceuticals sales, $96 million of which resulted from the license agreement entered into during the fourth quarter of fiscal 2008, which allows us to sell limited quantities of oxycodone hydrochloride extended-release tablets for a limited period of time ending in 2009. We expect sales for our Pharmaceutical Products segment to increase significantly in fiscal 2009, primarily as a result of the license agreement previously discussed. This agreement could contribute approximately $350 million in sales, substantially all of which we expect will occur by the end of the second fiscal quarter.

Operating income for the first quarter of fiscal 2009 increased $93 million to $167 million, compared with the first quarter of fiscal 2008. Our operating margin was 50.5% for the quarter ended December 26, 2008, compared with 33.5% for the quarter ended December 28, 2007. The increase in operating income and margin was primarily due to the favorable sales discussed above.

Medical Supplies

Net sales for Medical Supplies by groups of products are as follows (dollars in millions):

	Quarters Ended
	December 26, 2008	December 28, 2007	Percentage Change Due To Operations
Nursing Care Products	$132	$119	11%
Medical Surgical Products	69	67	3
Original Equipment Manufacturer Products	34	31	10

	$235	$217	8

Net sales for the first quarter of fiscal 2009 increased $18 million, or 8%, to $235 million, compared with $217 million for the first quarter of fiscal 2008. This increase was primarily due to higher sales of nursing care products, driven by increased incontinence sales resulting from new products, particularly quilted and bariatric briefs.

Operating income for the first quarter of fiscal 2009 decreased $7 million to $28 million, compared with $35 million for the first quarter of fiscal 2008. Our operating margin was 11.9% for the quarter ended December 26, 2008, compared with 16.1% for the quarter ended December 28, 2007. The decrease in operating income and margin was primarily due to increased manufacturing costs.

Corporate

Corporate expense was $148 million for the first quarter of fiscal 2009, compared with $100 million for the first quarter of fiscal 2008. Corporate expense for the first quarter of fiscal 2009 includes legal charges totaling $36 million for the settlement of two antitrust lawsuits, while corporate expense for fiscal 2008 is net of a $10 million insurance recovery.

Non-Operating Items

Interest Expense and Interest Income

During the first quarters of fiscal 2009 and 2008, interest expense was $45 million and $60 million, respectively, and interest income was $7 million and $12 million, respectively. The decrease in interest expense for the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008, resulted from a decrease in our average debt balances.

Other Income

During the first quarters of fiscal 2009 and 2008, we recorded other income of $10 million and $180 million, respectively, and corresponding increases to our receivable from Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement. Other income for fiscal 2008 primarily reflects the indirect effect of adopting FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”

Income Taxes

Income tax expense was $130 million and $142 million on income from continuing operations before income taxes of $503 million and $587 million for the first quarters of fiscal 2009 and 2008, respectively. This resulted in effective tax rates of 25.8% and 24.2% for the first quarters of fiscal 2009 and 2008, respectively. The increase in the effective tax rate for the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008, was primarily due to a decrease in the non-taxable amounts due under our Tax Sharing Agreement discussed in “Other Income” above. This increase was partially offset by the benefit recorded as a result of the retroactive reenactment of the U.S. research and development tax credit to January 1, 2008 as well as an increase in earnings in lower tax jurisdictions.

Discontinued Operations

During the first quarter of fiscal 2008, we decided to sell our Specialty Chemical business within the Pharmaceutical Products segment, our Retail Products segment and our European Incontinence Products business within the Medical Supplies segment because their products and customer bases were not aligned with our long-term strategic objectives. These businesses are included in discontinued operations for all periods presented.

During the first quarter of fiscal 2008, we determined that the carrying values of the Retail Products segment and the European Incontinence Products business exceeded their respective fair values, net of estimated costs to sell and as a result recorded pre-tax impairment charges totaling $96 million, primarily related to the write down of goodwill in the Retail Products segment. The fair values were based on terms and conditions included or expected to be included in the respective sale agreements. These two businesses were subsequently sold in fiscal 2008. Activity to dispose of the Specialty Chemical business is ongoing.

Liquidity and Capital Resources

Factors driving our liquidity position include cash flows generated from operating activities, capital expenditures and investments in businesses and technologies. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to the capital markets. The capital markets worldwide, including the United States, have been severely impacted by credit losses, asset write-downs and failures of some financial institutions. This disruption has impacted credit spreads and pricing on new securities issuances. Our commercial paper program and credit facility are predominately with institutions that, to date, appear to be relatively unaffected by the disruptions. We believe that our cash and other sources of liquidity, primarily our committed credit facility, will be sufficient to allow us to continue to invest in growth opportunities and fund operations for the foreseeable future.

Quarter Ended December 26, 2008 Cash Flow Activity

The net cash provided by continuing operating activities of $287 million was primarily attributable to net income in the first quarter of fiscal 2009, as adjusted for depreciation and amortization and deferred income taxes. This source of cash was partially offset by a net change in working capital of $232 million, driven largely by the annual payout of cash bonuses in the quarter for performance in the prior year and, to a lesser extent, the semi-annual payment of interest on our public debt.

The net cash used in continuing investing activities of $102 million was primarily due to capital expenditures of $88 million. For the full year fiscal 2009, we expect capital expenditures to be in the range of $375 million to $425 million.

The net cash used in continuing financing activities of $171 million was primarily the result of dividend payments of $81 million and net repayments under our commercial paper program of $75 million.

Capitalization

Shareholders’ equity was $7.894 billion, or $15.67 per share, at December 26, 2008, compared with $7.747 billion, or $15.40 per share, at September 26, 2008. This increase was primarily due to net income of $386 million, partially offset by unfavorable changes in foreign currency exchange rates of $256 million.

At December 26, 2008, total debt was $2.913 billion and cash was $1.136 billion, compared with total debt of $3.005 billion and cash of $1.208 billion at September 26, 2008. The $92 million decrease in total debt during the first quarter of fiscal 2009 primarily resulted from a $75 million decrease in our commercial paper program. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 27% at December 26, 2008, compared with 28% at September 26, 2008.

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Dividends

Dividend payments were $81 million during the first quarter of fiscal 2009. On January 27, 2009, the Board of Directors declared a quarterly cash dividend of $0.16 per share to shareholders of record at the close of business on February 6, 2009. The dividend is payable on February 27, 2009.

Share Repurchase Program

On January 27, 2009, our Board of Directors authorized a program to purchase up to $300 million of our common shares to partially offset dilution related to equity compensation plans. Shares may be repurchased from time to time, based on market conditions.

Commitments and Contingencies

Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect these proceedings to have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Note 12 to our financial statements and Part II, Item 1- Legal Proceedings provide further information regarding our legal proceedings.

Income Taxes

Our income tax returns are periodically examined by various tax authorities. During 2007, the U.S. Internal Revenue Service (“IRS”) concluded its field examination of certain of our U.S. federal income tax returns for the years 1997 through 2000, during which time we were a subsidiary of Tyco International and issued Revenue Agent’s Reports in May and June of 2007, which reflected the IRS’s determination of proposed tax adjustments for the periods under audit. Tyco International has appealed certain of the proposed tax adjustments totaling approximately $1 billion. It is our understanding that Tyco International intends to vigorously defend its previously filed tax return positions.

In December 2007, the IRS commenced an examination of our U.S. federal income tax returns for the years 2001 through 2004, during which time we were a subsidiary of Tyco International. In connection with the examination, Tyco International has submitted amendments to its U.S. federal income tax returns for the periods through 2004.

We may be required to make adjustments resulting from examinations and further analysis of our historical filing positions. However, we do not believe any adjustments resulting from the ultimate resolution of these matters will have a material impact on our results of operations, financial condition or cash flows. We may also be required to accrue and pay additional taxes for contingencies not related to us as a result of the Tax Sharing Agreement.

Off-Balance Sheet Arrangements

Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities; Covidien assumed and is responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon our separation from Tyco International using appraisals and a liability was recorded on our balance sheet.

Each reporting period, we evaluate the potential loss which we believe is probable as a result of our commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on the balance sheet, an adjustment will be required to increase the recorded liabilities to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance exists. As a result, the liability generally will be reduced upon the Company’s release from its obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. At December 26, 2008 and September 26, 2008, a liability of $707 million relating to these guarantees remained on the balance sheet.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

We believe that our accounting policies for revenue recognition, inventories, property, plant and equipment, intangible assets, business combinations, goodwill, contingencies, pension and postretirement benefits, guarantees and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the quarter ended December 26, 2008, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our annual financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008.

Recently Adopted Accounting Pronouncement

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than at historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. We adopted SFAS No. 159 during the first quarter of fiscal 2009, and elected not to apply the fair value option to any financial instruments that were not already recognized at fair value.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires companies to measure plan assets and benefit obligations as of their fiscal year end. We previously used a measurement date of August 31st; however, in the first quarter of fiscal 2009 we transitioned to a measurement date that coincides with our fiscal year end. The adoption of the measurement date provision resulted in a reduction to shareholders’ equity to reflect the incremental one-month charge from August to September, the amount of which was not significant.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. We adopted SFAS No. 157 during the first quarter of fiscal 2009, except with respect to certain non-financial assets and liabilities, for which the effective date is fiscal 2010. The adoption of SFAS No. 157 did not have an impact our results of operations, financial condition or cash flows. The disclosures required by SFAS No. 157 are presented in Note 10 to our financial statements.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP requires enhanced disclosures about plan assets of a defined benefit pension or other postretirement plan, with the intent to provide users of financial statements with an understanding of (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. These disclosures are required for us in fiscal 2010.

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

The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008 could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We use forward currency exchange contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions denominated in certain foreign currencies. Based on a sensitivity analysis of our existing forward contracts outstanding at December 26, 2008, a 10% appreciation of the U.S. dollar from the December 26, 2008 market rates would decrease the unrealized value of our forward contracts on our balance sheet by $35 million, while a 10% depreciation of the U.S. dollar would increase the unrealized value of forward contracts on our balance sheet by $43 million. However, such gains or losses on these contracts would ultimately be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting discussed below, which we view as an integral part of our disclosure controls and procedures.

Internal Control Over Financial Reporting

As discussed in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008, we identified a material weakness in our internal controls over accounting for income taxes. The control deficiencies identified stem from our reliance on the processes inherited from Tyco International, our former parent, for periods following our separation from Tyco International, which themselves contained material weaknesses. We are working to develop sustainable processes of our own and have made progress towards completion of this effort; however, the complexity of our separation from Tyco International, including related tax sharing agreement accounting, has made it difficult for us to quickly design, implement and test sustainable processes adequate to remediate the material weaknesses present. As a result of these deficiencies, it is reasonably possible that internal controls over financial reporting may not have prevented or detected errors that could have been material, either individually or in the aggregate.

We are continuing to build our tax accounting resources and implement reconciliation and review processes in response to this weakness. We are also addressing weaknesses relating to our reconciliation process for determining the tax bases of assets and liabilities used in the computation of deferred income taxes, including the impact of amended returns on such tax bases. While we continue to develop and implement new control processes and procedures to address these weaknesses, we have determined that further improvements are required in our tax accounting processes before we can consider the material weakness remediated.

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

Our material weaknesses in controls over accounting for income taxes will not be considered remediated until new internal controls are operational for a period of time and are tested, and management and our independent registered public accounting firm conclude that these controls are operating effectively. Due to the nature of and time necessary to effectively remediate the material weaknesses identified to date, we have concluded that a material weakness in our internal control over financial reporting for accounting for income taxes continues to exist as of December 26, 2008.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on form 10-K for the fiscal year ended September 26, 2008. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect these proceedings to have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. The following discussion represents material developments during the quarter ended December 26, 2008 related to previously described legal proceedings.

Antitrust Litigation

Daniels Sharpsmart, Inc. v. Tyco International (US) Inc., et al. is a complaint filed against us, another manufacturer and three GPOs in the United States District Court for the Eastern District of Texas on August 31, 2005, seeking injunctive relief and unspecified monetary damages, including treble damages. The complaint alleges that we monopolized or attempted to monopolize the market for sharps containers and that we and the other defendants conspired or acted to exclude Daniels from the market for sharps containers in violation of federal and state antitrust laws. Daniels also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. In December 2008, we reached an agreement in principle with Daniels pursuant to which we agreed to pay Daniels $32.5 million to resolve all claims in this case. Accordingly, during the first quarter of fiscal 2009, we recorded a charge to selling, general and administrative expenses for this settlement. On January 15, 2009, we entered into a Settlement Agreement and Release of Claims documenting this agreement in principle.

Rochester Medical Corporation, Inc. v. C.R. Bard, Inc., et al. is a complaint filed against us, another manufacturer and two group purchasing organizations in the United States District Court for the Eastern District of Texas on March 15, 2004, seeking injunctive relief and damages. The complaint alleges that we and the other defendants conspired or acted to exclude Rochester Medical from markets for urological products in violation of federal and state antitrust laws. Rochester Medical also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. In December 2008, we entered into an agreement in principle with Rochester Medical pursuant to which we agreed to pay Rochester Medical $3.5 million to resolve all claims in this case. Accordingly, during the first quarter of fiscal 2009, we recorded a charge to selling, general and administrative expenses for this settlement. On January 15, 2009, we entered into a Settlement Agreement and Release of Claims documenting this agreement in principle.

Environmental Proceedings

As previously disclosed, we are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. One of our subsidiaries, Mallinckrodt LLC, owned and operated a chemical manufacturing facility located in Orrington, Maine from 1967 until 1982. This facility was sold in 1982 to Hanlin Group, Inc., who then sued Mallinckrodt in 1989 alleging that Mallinckrodt had violated various environmental laws during its operation of the facility. These alleged claims were settled in 1991. Under the settlement agreement, Mallinckrodt agreed to pay certain specific costs for the completion of an environmental site investigation required by the EPA and the Maine Department of Environmental Protection (MDEP). Based on the site investigation, Mallinckrodt completed a Corrective Measures Study (CMS) plan and identified a preferred remedial alternative which was submitted to the EPA and MDEP in 2004. MDEP disagreed with this alternative and served a compliance order on Mallinckrodt LLC and United States Surgical Corp in December 2008. The compliance order included a directive to remove a significant volume of soils at the site.

We disagree with this approach and are vigorously challenging both the process of issuing the compliance order and the ultimate remedy selection described in the order in both Federal and State court. The cost of full compliance with MDEP’s order has not been estimated and is not included in the estimate described below due to the uncertainties in the pending litigation. Mallinckrodt is the only remaining party responsible for remediation at this site.

The ultimate cost of site cleanup and remediation at any of the Company’s owned or formerly owned sites is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 26, 2008, we concluded that it was probable that we would incur remedial costs in the range of $113 million to $252 million for the cleanup of all known sites for which the costs are currently estimable, including some costs related to the Orrington, Maine site.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit
10.1	FY09 Grant U.S. Option Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008).

10.2	FY09 Grant U.S. Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008).

10.3	FY09 Grant Performance Share Unit Terms and Conditions (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008).

10.4	Form of Non-Competition, Non-Solicitation, and Confidentiality Agreement for executive officers and certain key employees, other than Richard J. Meelia (filed herewith).

10.5	Amendment and Assignment Agreement dated as of November 21, 2008 to the Employment Agreement with Richard J. Meelia (filed herewith).

10.6	Amended and Restated Covidien Severance Plan for U.S. Officers and Executives (filed herewith).

10.7	Amended and Restated Covidien Change in Control Severance Plan for Certain U.S. Officers and Executives (filed herewith).

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Confidential treatment requested as to certain terms in this agreement; these terms have been omitted from this filing and filed separately with the Securities and Exchange Commission.

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

Date: January 29, 2009