Form 10-Q
period 2009-03-27
Covidien Ltd.
filed 2009-05-04
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33259

(Commission File Number)

COVIDIEN LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0518045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cherrywood Business Park

Block G, First Floor

Loughlinstown, Co.

Dublin, Ireland

Telephone: (353) 439-3000

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

131 Front Street

Hamilton HM 12,

Bermuda

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of April 29, 2009 was 504,010,699.

COVIDIEN LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN LTD.

CONSOLIDATED STATEMENTS OF INCOME

Quarters and Six Months Ended March 27, 2009 and March 28, 2008

(in millions, except per share data)

	Quarters Ended		Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Net sales	$2,699	$2,426	$5,157	$4,742
Cost of products sold	1,182	1,155	2,292	2,232

Gross profit	1,517	1,271	2,865	2,510
Selling, general and administrative expenses	680	696	1,402	1,385
Research and development expenses	98	75	190	153
In-process research and development charges	20	—	20	12
Restructuring charges	9	64	12	69
Shareholder settlements	183	31	183	31

Operating income	527	405	1,058	860
Interest expense	(43)	(56)	(88)	(116)
Interest income	5	8	12	20
Other income, net	5	3	15	183

Income from continuing operations before income taxes	494	360	997	947
Income tax expense	322	111	452	253

Income from continuing operations	172	249	545	694
Income (loss) from discontinued operations, net of income taxes	12	14	25	(11)

Net income	$184	$263	$570	$683

Basic earnings per share:
Income from continuing operations	$0.34	$0.50	$1.08	$1.39
Income (loss) from discontinued operations	0.02	0.03	0.05	(0.02)
Net income	0.36	0.53	1.13	1.37
Diluted earnings per share:
Income from continuing operations	$0.34	$0.49	$1.08	$1.38
Income (loss) from discontinued operations	0.02	0.03	0.05	(0.02)
Net income	0.36	0.52	1.12	1.36
Weighted-average number of shares outstanding:
Basic	504	499	504	498
Diluted	506	503	506	503

See Notes to Consolidated Financial Statements.

COVIDIEN LTD.

CONSOLIDATED BALANCE SHEETS

At March 27, 2009 and September 26, 2008

(in millions, except share data)

	March 27, 2009	September 26, 2008
Assets
Current Assets:
Cash and cash equivalents	$1,300	$1,208
Accounts receivable trade, less allowance for doubtful accounts of $43 and $46	1,779	1,704
Inventories	1,306	1,280
Shareholder settlement receivables	253	16
Prepaid expenses and other current assets	620	734
Assets held for sale	350	347

Total current assets	5,608	5,289
Property, plant and equipment, net	2,460	2,476
Goodwill	5,777	5,821
Intangible assets, net	1,231	1,218
Due from former parent and affiliates	591	585
Other assets	630	614

Total Assets	$16,297	$16,003

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$5	$19
Accounts payable	447	522
Shareholder settlement liabilities	436	28
Accrued and other current liabilities	1,288	1,424
Liabilities associated with assets held for sale	89	105

Total current liabilities	2,265	2,098
Long-term debt	2,901	2,986
Income taxes payable	1,500	1,398
Guaranteed contingent tax liabilities	707	707
Other liabilities	1,097	1,067

Total Liabilities	8,470	8,256
Commitments and contingencies (Note 13)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.20 par value, 1,000,000,000 authorized; 503,993,020 and 503,162,277 outstanding	101	101
Share premium	179	172
Contributed surplus	6,129	6,086
Accumulated earnings	1,081	681
Accumulated other comprehensive income	337	707

Total Shareholders’ Equity	7,827	7,747

Total Liabilities and Shareholders’ Equity	$16,297	$16,003

See Notes to Consolidated Financial Statements.

COVIDIEN LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 27, 2009 and March 28, 2008

(in millions)

	Six Months Ended
	March 27, 2009	March 28, 2008
Cash Flows From Operating Activities:
Net income	$570	$683
(Income) loss from discontinued operations, net of income taxes	(25)	11

Income from continuing operations	545	694
Adjustments to reconcile net cash provided by (used in) continuing operating activities:
Change in related party receivable related to Tax Sharing Agreement	(15)	(185)
Non-cash restructuring charges	—	17
In-process research and development charges	20	12
Depreciation and amortization	198	194
Equity-based compensation expense	43	43
Deferred income taxes	4	(50)
Provision for losses on accounts receivable and inventory	42	29
Other non-cash items	23	10
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(171)	(79)
Inventories	(105)	(83)
Accounts payable	(68)	(11)
Income taxes	203	47
Accrued and other liabilities	(136)	79
Class action and shareholder settlements	183	(1,257)
Other	(85)	89

Net cash provided by (used in) continuing operating activities	681	(451)

Net cash provided by discontinued operating activities	3	52

Net cash provided by (used in) operating activities	684	(399)

Cash Flows From Investing Activities:
Capital expenditures	(181)	(154)
Acquisition-related payments	(64)	(86)
Increase in restricted cash	—	(32)
Release of interest in class action settlement fund	—	1,257
Other	(15)	20

Net cash (used in) provided by continuing investing activities	(260)	1,005

Net cash used in discontinued investing activities	(10)	(13)

Net cash (used in) provided by investing activities	(270)	992

Cash Flows From Financing Activities:
Net (repayment) issuance of commercial paper	(80)	171
Repayment of debt	(16)	(3,389)
Issuance of debt	—	2,727
Dividends paid	(161)	(159)
Transfers (to) from discontinued operations	(7)	39
Other	3	23

Net cash used in continuing financing activities	(261)	(588)

Net cash provide by (used in) discontinued financing activities	7	(39)

Net cash used in financing activities	(254)	(627)

Effect of currency rate changes on cash	(68)	11
Net increase (decrease) in cash and cash equivalents	92	(23)
Cash and cash equivalents at beginning of period	1,208	872

Cash and cash equivalents at end of period	$1,300	$849

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

Recently Adopted Accounting Pronouncements—In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted SFAS No. 161 during the second quarter of fiscal 2009. The disclosures required by SFAS No. 161 are presented in Note 11.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than at historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. The Company adopted SFAS No. 159 during the first quarter of fiscal 2009, and to date has not elected to apply the fair value option to any financial instruments that were not already recognized at fair value.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company adopted SFAS No. 157 during the first quarter of fiscal 2009, except with respect to certain non-financial assets and liabilities, for which the effective date is fiscal 2010. The adoption of SFAS No. 157 did not have an impact on our results of operations, financial condition or cash flows. The disclosures required by SFAS No. 157 are presented in Note 11.

Recently Issued Accounting Pronouncements—In December 2008, the FASB issued Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP requires enhanced

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. Discontinued Operations

During the first quarter of fiscal 2008, the Company decided to sell its Specialty Chemical business within the Pharmaceutical Products segment, its Retail Products segment and its European Incontinence Products business within the Medical Supplies segment because their products and customer bases were not aligned with the Company’s long-term strategic objectives. These businesses are included in discontinued operations for all periods presented. The Retail Products segment and the European Incontinence Products businesses were subsequently sold in fiscal 2008. Activity to dispose of the Specialty Chemical business is ongoing.

Retail Products segment—During the first quarter of fiscal 2008, the Company entered into a definitive sale agreement to divest its Retail Products segment. The Company assessed the recoverability of the carrying value of the Retail Products segment and, based on the terms and conditions included in the sale agreement, recorded a pre-tax goodwill impairment charge of $75 million during the first six months of fiscal 2008, to write the business down to its estimated fair value less costs to sell.

European Incontinence business—During the second quarter of fiscal 2008, the Company entered into a definitive sale agreement to divest its European Incontinence Products business. The Company assessed the recoverability of the carrying value of the European Incontinence Products business and, based on the terms and conditions included in the sale agreement, recorded pre-tax charges totaling $23 million during the first six months of fiscal 2008, to write the business down to its estimated fair value less costs to sell.

Financial Information—Net sales, income from operations and loss (income) on disposition of discontinued operations are as follows (dollars in millions):

	Quarters Ended		Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Net sales	$99	$297	$205	$591

Income from operations, net of income tax provision of $7, $20, $12 and $42	$13	$17	$21	$19
Loss (income) on disposition, net of income tax provision (benefit) of $1, $1, $2 and $(68)	(1)	(3)	4	(30)

Income (loss) from discontinued operations, net of income taxes	$12	$14	$25	$(11)

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance sheet information for assets classified as held for sale is as follows (dollars in millions):

	March 27, 2009	September 26, 2008
Accounts receivable, net	$48	$54
Inventories	69	67
Prepaid expenses and other current assets	17	17
Property, plant and equipment, net	122	119
Goodwill	25	25
Other intangibles, net	55	55
Other non-current assets	14	10

Assets held for sale	$350	$347

Accounts payable	$22	$36
Accrued and other current liabilities	16	15
Other liabilities	51	54

Liabilities associated with assets held for sale	$89	$105

The disclosures which follow include activity or balances associated with amounts classified as continuing operations.

3. Restructuring Charges

Fiscal 2007 Program

In fiscal 2007, the Company launched a $150 million restructuring program, primarily in its Medical Devices segment. This program included exiting unprofitable product lines in low-growth and declining-growth markets, reducing excess machine capacity, moving production to lower cost alternatives through plant consolidations and outsourcing initiatives, and relocating certain functions. During the six months ended March 28, 2008, the Company recorded charges of $69 million comprised of restructuring charges of $52 million and asset impairment charges of $17 million. The restructuring charges primarily related to reductions in workforce within the Medical Devices segment. The impairment charge of $17 million relates to the write-down of specific long-lived assets of a manufacturing facility within the Medical Devices segment, which will be closed as a result of cost savings initiatives. The Company has incurred $134 million of restructuring charges under this program through March 27, 2009.

Fiscal 2009 Program

In fiscal 2009, we launched a restructuring program designed to improve the Company’s cost structure and to deliver improved operational growth. This program includes actions across all four segments, as well as corporate. The Company expects to incur charges as these actions are undertaken of approximately $200 million under this program, most of which is expected to occur by the end of 2010. During the quarter and six months ended March 27, 2009, the Company recorded restructuring charges of $9 million and $12 million, respectively, primarily related to severance costs within the Medical Devices segment.

At September 26, 2008, restructuring liabilities of $58 million were included in the Consolidated Balance Sheet. The Company utilized $25 million during the six months ended March 27, 2009, the majority of which related to employee termination benefits. Currency translation resulted in an additional $6 million decrease in restructuring liabilities. At March 27, 2009, $39 million of restructuring liabilities were included in the Consolidated Balance Sheet.

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Income Taxes

Income tax expense was $322 million and $111 million on income from continuing operations before income taxes of $494 million and $360 million for the quarters ended March 27, 2009 and March 28, 2008, respectively. This resulted in effective tax rates of 65.2% and 30.8% for the second quarters of fiscal 2009 and 2008, respectively. Income tax expense was $452 million and $253 million on income from continuing operations before income taxes of $997 million and $947 million for the first six months of fiscal 2009 and 2008, respectively. This resulted in effective tax rates of 45.3% and 26.7% for the first six months of fiscal 2009 and 2008, respectively. The significant increases in the effective tax rates for the second quarter and first six months of fiscal 2009, compared with the same prior year periods, resulted from withholding tax incurred on repatriated earnings. During the second quarter of fiscal 2009, the Company provided for U.S. and non-U.S. income taxes and a 5% withholding tax in the amount of $156 million on earnings that were repatriated in the second quarter in connection with the implementation of the Company’s tax planning strategies. In addition, the increase in the effective tax rate for the quarter and six months ended March 27, 2009 was due to charges of $183 million related to the Company’s portion of Tyco International’s shareholder settlements and our portion of Tyco International’s estimated cost to settle all of the remaining outstanding securities cases, for which no tax benefit was realized.

5. Earnings per Share

The reconciliations between basic and diluted earnings per share from continuing operations are as follows (dollars in millions, except per share data):

	Quarters Ended
	March 27, 2009			March 28, 2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per common share:
Income from continuing operations	$172	504	$0.34	$249	499	$0.50
Diluted earnings per common share:
Share options and restricted shares	—	2		—	4

Income from continuing operations giving effect to dilutive adjustments	$172	506	$0.34	$249	503	$0.49

	Six Months Ended
	March 27, 2009			March 28, 2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per common share:
Income from continuing operations	$545	504	$1.08	$694	498	$1.39
Diluted earnings per common share:
Share options and restricted shares	—	2		—	5

Income from continuing operations giving effect to dilutive adjustments	$545	506	$1.08	$694	503	$1.38

The computation of diluted earnings per share for the quarter and six months ended March 27, 2009 excludes the effect of the potential exercise of options to purchase approximately 17 million and 15 million shares, respectively, because the effect would have been anti-dilutive. The computation of diluted earnings per share for the quarter and six months ended March 28, 2008 excludes the effect of the potential exercise of options to purchase approximately 9 million and 12 million shares, respectively, because the effect would have been anti-dilutive.

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Comprehensive Income

Comprehensive income consists of the following (dollars in millions):

	Quarters Ended		Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Net income	$184	$263	$570	$683
Currency translation	(114)	264	(370)	368
Unrealized gain (loss) on derivatives, net of income taxes	—	1	(1)	(6)
Unrealized loss on securities, net of income taxes	(5)	—	(5)	—
Change related to benefit plans, net of income taxes	5	(2)	6	(2)

Total comprehensive income	$70	$526	$200	$1,043

7. Inventories

Inventories consist of (dollars in millions):

	March 27, 2009	September 26, 2008
Purchased materials and manufactured parts	$282	$256
Work in process	353	238
Finished goods	671	786

Inventories	$1,306	$1,280

8. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows (dollars in millions):

	Medical Devices	Imaging Solutions	Pharmaceutical Products	Medical Supplies	Total
Goodwill at September 26, 2008	$5,087	$255	$252	$227	$5,821
Currency translation	(44)	—	—	—	(44)

Goodwill at March 27, 2009	$5,043	$255	$252	$227	$5,777

The gross carrying amount and accumulated amortization of intangible assets are as follows (dollars in millions):

	March 27, 2009			September 26, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Unpatented technology	$576	$207	21 years	$549	$195	21 years
Patents and trademarks	680	317	17 years	659	310	18 years
Other	257	107	25 years	260	101	25 years

Total	1,513	$631	20 years	1,468	$606	20 years
Non-Amortizable:
Trademarks	349			356

Total intangible assets	$1,862	$631		$1,824	$606

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible asset amortization expense for both the quarter ended March 27, 2009 and March 28, 2008 was $19 million. Intangible asset amortization expense for the six months ended March 27, 2009 and March 28, 2008 was $37 million and $39 million, respectively.

9. Debt

Debt is as follows (dollars in millions):

	March 27, 2009	September 26, 2008
Current maturities of long-term debt:
Capital lease obligations	$5	$19

Long-term debt:
Commercial paper program	91	171
5.2% senior notes due December 2010	250	250
5.5% senior notes due December 2012	500	500
6.0% senior notes due December 2017	1,150	1,150
6.6% senior notes due December 2037	850	850
Capital lease obligations	42	45
Other	18	20

Total	2,901	2,986

Total debt	$2,906	$3,005

10. Retirement Plans

The net periodic benefit cost for the Company’s defined benefit retirement plans and postretirement plans is as follows (dollars in millions):

	Quarters Ended		Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Service cost	$5	$5	$11	$11
Interest cost	14	15	28	30
Expected return on plan assets	(10)	(13)	(20)	(26)
Amortization of prior service benefit	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	4	3	7	5

Net periodic benefit cost	$12	$9	$24	$18

The Company anticipates that, at a minimum, it will make required contributions of $27 million to its U.S. and non-U.S. pension plans in fiscal 2009. In addition, the Company expects to make contributions to its postretirement benefit plans of $11 million in fiscal 2009. During the six months ended March 27, 2009, the Company contributed $15 million and $5 million to its pension and postretirement plans, respectively.

11. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The risks that are managed by using derivative instruments relate to interest rate exposure, foreign exchange exposure and commodity price exposure. Interest rate lock contracts were entered into prior to the issuance of the fixed rate senior notes to manage the risk of changes in interest rates prior to issuance of the debt. Foreign currency option

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and forward contracts are used to economically manage the foreign exchange exposures of operations outside the United States. Swap contracts on various commodities are periodically entered into to manage the price risk associated with forecasted purchases of commodities used in the Company’s manufacturing processes.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with SFAS No. 133, the Company designated certain commodity swaps contracts and the interest rate lock contracts as cash flow hedges. The Company has not designated the foreign currency option and forward contracts as hedging instruments.

Cash Flow Hedges

Interest Rate Exposure—During fiscal 2007, Covidien International Finance S.A. (“CIFSA”) entered into a series of forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of the fixed rate senior notes. The rate locks had an aggregate notional value of $1.3 billion and were designated as cash flow hedges at inception. The rate locks were terminated at multiple intervals in fiscal 2007 and fiscal 2008 prior to the issuance of the fixed rate senior notes. The termination of the rate locks resulted in an aggregate loss of $61 million, substantially all of which was considered to be highly effective, and was recorded within accumulated other comprehensive income. The losses recorded within accumulated other comprehensive income will be reclassified to earnings through interest expense over the terms of the notes. The Company does not currently hold any other interest rate-related derivative instruments.

The fair value of interest rate lock contracts designated as cash flow hedging instruments included in accumulated other comprehensive income was a loss of $56 million at March 27, 2009. During the quarter and six months ended March 27, 2009, the amount of loss reclassified from accumulated other comprehensive income to interest expense associated with the interest rate lock was insignificant.

Derivative not Designated as Hedging Instruments

Foreign Exchange Exposures—The Company’s operations outside the United States are significant and as a consequence the Company has both transactional and translational foreign exchange exposure. The Company’s policy is to use various option and forward contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions denominated in certain foreign currencies, principally the Euro, Japanese yen, British pound and Canadian dollar. All option and forward contracts are recorded on the balance sheet at fair value. At March 27, 2009, the Company had total foreign currency option and forward contracts outstanding with a notional amount of $138 million. These contracts do not meet the necessary criteria to qualify for hedge accounting under SFAS No. 133, and accordingly, all associated changes in fair value are recognized in earnings.

The fair value of foreign exchange option and forward contracts not designated as hedging instruments and balance sheet location is as follows (dollars in millions):

March 27, 2009
Prepaid expenses and other current assets(1)	$69
Accrued and other current liabilities(1)	58

(1)

The Company applies the guidance in FASB Interpretation 39, Offsetting of Amounts Related to Certain Contracts, which permits the netting of derivative assets and liabilities when aggregating derivative contracts for presentation in the consolidated financial statements if certain criteria are met. The table above presents such contracts on a gross basis as required by SFAS No. 161.

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net gain on foreign exchange option and forward contracts not designated as hedging instruments and related hedged items included in selling, general and administrative expenses was $24 million and $33 million for the quarter and six months ended March 27, 2009, respectively.

The following table provides a summary of significant assets and liabilities that are measured at fair value on a recurring basis as of March 27, 2009 (dollars in millions):

		Basis of Fair Value Measurement
	March 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency contracts	$69	$—	$69	$—
Liabilities
Foreign currency contracts	$58	$—	$58	$—

The majority of derivatives entered into by the Company are valued using over-the-counter quoted market prices for similar instruments. The Company does not believe that fair values of these derivative instruments differs materially from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a material effect on the results of operations, financial condition or cash flows.

12. Transactions with Former Parent and Affiliates

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

Tax Sharing Agreement—On June 29, 2007, the Company entered into a Tax Sharing Agreement, under which the Company shares responsibility for certain of its, Tyco International’s and Tyco Electronics’ income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. Covidien, Tyco International and Tyco Electronics share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International’s and Tyco Electronics’ U.S. income tax

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the Separation. All costs and expenses associated with the management of these tax liabilities will be shared equally among the parties. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement’s sharing formula.

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

If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party’s fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and be required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of the agreed upon share of it’s, Tyco International’s and Tyco Electronics’ tax liabilities.

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

Income Tax Receivables—The Company is the primary obligor to the taxing authorities for $1.500 billion of contingent tax liabilities which were recorded on the balance sheet at March 27, 2009. In accordance with the Tax Sharing Agreement, the Company shares certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The actual amounts that Covidien may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years. Adjustments to income tax receivables related to the Tax Sharing Agreement are recorded in other income.

In addition, pursuant to the terms of the Tax Sharing Agreement, the Company recorded a long-term receivable from Tyco International and Tyco Electronics of $591 million which is classified as due from former parent and affiliates on the balance sheet at March 27, 2009. This receivable primarily reflects 58% of the non-current income taxes payable subject to the Tax Sharing Agreement. If Tyco International and Tyco Electronics default on their obligations to the Company under the Tax Sharing Agreement, the Company would be liable for the entire amount of these liabilities.

During the quarter and six months ended March 27, 2009, the Company recorded other income of $5 million and $15 million, respectively, and corresponding increases to its receivable from Tyco International and Tyco

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Electronics, pursuant to the Tax Sharing Agreement. During the quarter and six months ended March 28, 2008, the Company recorded other income of $5 million and $185 million, respectively, and a corresponding increase to its receivable from Tyco International and Tyco Electronics. Other income for the six months ended March 28, 2008 reflects the indirect effect of adopting FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”

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

Each reporting period, the Company evaluates the potential loss which it believes is probable as a result of its commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on the balance sheet; an adjustment will be required to increase the recorded liabilities to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance exists. As a result, the liability generally will be reduced upon the Company’s release from its obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. At both March 27, 2009 and September 26, 2008, a liability of $707 million relating to these guarantees remained on our balance sheet.

13. Commitments and Contingencies

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

Patent Litigation

The Company and Applied Medical Resources Corp. (“Applied Medical”) are involved in the following patent infringement actions related to trocar products used in minimally invasive surgical procedures:

(1)

Applied Medical Resources Corp. v. United States Surgical (“U.S. Surgical”) is a patent infringement action that was filed in the United States District Court for the Central District of California on July 31, 2003. U.S. Surgical is a subsidiary of the Company. The complaint alleges that U.S. Surgical’s Versaseal Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical’s

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

motion for summary judgment of non-infringement. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanded the case for further proceedings. On January 9, 2007, the district court entered an order that denied both parties’ motions for summary judgment on the grounds that material facts remain in dispute. On February 20, 2008, following a five week trial, a jury returned a verdict finding that U.S. Surgical’s product does not infringe Applied Medical’s ‘553 patent. On April 29, 2008, the district court denied Applied Medical’s post-trial motion seeking judgment as a matter of law or, alternatively, a new trial. Following this ruling, Applied Medical appealed to the United States Court of Appeals for the Federal Circuit seeking a new trial. Oral argument in that appeal took place on November 6, 2008. On February 24, 2009, the federal appeals court affirmed the district court’s denial of Applied Medical's request for a new trial.

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

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and Medrad, Inc. (“Medrad”) were involved in patent infringement actions related to powered injectors used for the delivery of contrast media to patients undergoing diagnostic imaging procedures. During fiscal 2008, the Company and Medrad entered into an agreement to resolve these cases. In accordance with this agreement, the Company paid Medrad $17 million in exchange for Medrad agreeing not to assert any claim of patent infringement under certain Medrad patents against the Company’s power injectors. This settlement charge was included in selling, general and administrative expenses during the first quarter of fiscal 2008.

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

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of March 27, 2009, there were approximately 10,600 asbestos liability cases pending against Mallinckrodt.

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

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flow is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 27, 2009, the Company concluded that it was probable that it would incur remedial costs in the range of $113 million to $247 million. As of March 27, 2009, the Company concluded that the best estimate within this range was $139 million, of which $11 million was included in accrued and other current liabilities and $128 million was included in other liabilities on the balance sheet. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

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

The Company recorded asset retirement obligations (“AROs”) for the estimated future costs primarily associated with legal obligations to decommission two facilities within the Imaging Solutions segment. The Company’s AROs were $97 million, at both March 27, 2009 and September 26, 2008 as interest accretion for the six months ended March 27, 2009 was offset by foreign currency translation. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compliance Matters

Tyco International has received and responded to various allegations that certain improper payments were made in recent years by Tyco International subsidiaries, including subsidiaries which are now part of the Company. During 2005, Tyco International reported to the U.S. Department of Justice (“DOJ”) and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act (“FCPA”), that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. The Company will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. To date, the baseline review and other compliance reviews have revealed that some business practices may not comply with Covidien and FCPA requirements. At this time, the Company cannot predict the outcome of these matters or other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, which may result from an adverse resolution of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its results of operations, financial condition or cash flows.

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

Tyco International Legal Proceedings

As discussed in Note 12, pursuant to the Separation and Distribution Agreement, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities. Tyco International and certain of its former directors and officers are named defendants in a number of class actions alleging violations of the disclosure provisions of the federal securities laws and also are named as defendants in several ERISA class actions. Tyco International is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, Tyco International’s insurance carriers may decline coverage, or Tyco International’s coverage may be insufficient to cover its expenses and liability, in some or all of these matters. The Company’s share of any losses resulting from an adverse resolution of those matters is not estimable and may have a material adverse effect on its results of operations, financial condition or cash flows.

Securities Class Action Settlement—On December 19, 2007, the United States District Court for the District of New Hampshire entered a final order approving the settlement of 32 securities class action lawsuits. On February 21, 2008, the time for appealing the final court order approving the class action settlement expired and

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the settlement became final. Accordingly, during the second quarter of fiscal 2008, the Company removed the class action settlement liability and the related class action settlement receivable and interest in class action settlement fund from its balance sheet. While the finalization of the class action settlement resulted in a $1.257 billion decrease to the Company’s cash flow from continuing operations during the second quarter of fiscal 2008, it did not affect the Company’s cash balance, as the Company had previously fully funded its portion of the class action settlement into an escrow account intended to be used to settle the liability.

Other Securities and ERISA-related matters—The settlement does not resolve all securities cases, and several remain outstanding. In addition, the settlement does not release claims arising under ERISA and the lawsuits arising thereunder. The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco International had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco International. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. In March 2009, Tyco International reached agreement with two of these opt-out plaintiffs, the State of Colorado and Franklin Investment Advisors, pursuant to which Tyco International agreed to pay approximately $19 million and $42 million, respectively, to settle the cases. During the second quarter of fiscal 2009, Covidien recorded a charge of $26 million for its portion of these settlements in accordance with the sharing percentages included in the Separation and Distribution Agreement. Because Covidien, Tyco International and Tyco Electronics are jointly and severally liable for these obligations pursuant to the Separation and Distribution Agreement, Covidien has recorded a liability for the total settlement amount of $61 million and a corresponding receivable from Tyco International and Tyco Electronics of $35 million.

In light of these and other recent settlements, the reserves for unresolved legacy Tyco International-related securities matters (including the remaining opt-out claims, the Stumpf v. Tyco International Ltd. class action law suit and outstanding ERISA matters) have been reassessed by Tyco International and the best estimate for probable loss is $375 million. During the second quarter of fiscal 2009, Covidien recorded a charge of $157 million for its portion of the estimated cost to settle these unresolved matters in accordance with the sharing percentages included in the Separation and Distribution Agreement. Because Covidien, Tyco International and Tyco Electronics are jointly and severally liable for these obligations, Covidien has recorded a $375 million liability for the full amount of the estimated cost of these unresolved matters as well as a corresponding $218 million receivable from Tyco International and Tyco Electronics. Although Covidien has reserved an amount reflecting the best estimate of the probable loss related to the unresolved Tyco-International-related legacy securities claims, the ultimate resolution of these matters could result in a greater liability than estimated.

During the third quarter of fiscal 2009, Tyco International agreed to settle with two of the remaining plaintiffs that had opted-out of the class action settlement for approximately $45 million. In accordance with the sharing percentages included in the Separation and Distribution Agreement, the Company’s share of these settlements is approximately $19 million, which was provided for during the second quarter of fiscal 2009.

New Jersey v. Tyco International Ltd., et al.—On April 29, 2008, Tyco International signed a definitive agreement with the State of New Jersey, on behalf of several of the State’s pension funds, to settle the action captioned New Jersey v. Tyco International Ltd., et al., brought by the State in 2002 in the United States District Court for the District of New Jersey against Tyco International, its former auditors and certain of its former officers and directors, alleging that the defendants had, among other things, violated federal and state securities and other laws through the unauthorized and improper actions of Tyco International’s former management. The agreement with the State of New Jersey provided for Tyco International to make a payment of $73 million to the

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plaintiff in exchange for the plaintiff’s agreement to dismiss the case against Tyco International and certain of its former directors and a former employee. During the second quarter of fiscal 2008, the Company recorded a charge of $31 million for its portion of the settlement in accordance with the sharing percentages included in the Separation and Distribution Agreement.

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

14. Segment Data

Selected information by business segment is presented in the following tables (dollars in millions):

	Quarters Ended		Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Net sales(1):
Medical Devices	$1,661	$1,663	$3,288	$3,250
Imaging Solutions	276	304	541	595
Pharmaceutical Products	519	239	850	460
Medical Supplies	243	220	478	437

	$2,699	$2,426	5,157	$4,742

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.

	Quarters Ended		Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Operating income:
Medical Devices	$438	$420	$901	$856
Imaging Solutions	21	33	42	43
Pharmaceutical Products	338	59	505	133
Medical Supplies	35	33	63	68
Corporate	(305)	(140)	(453)	(240)

	$527	$405	$1,058	$860

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Covidien International Finance S.A.

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

CONSOLIDATING STATEMENT OF INCOME

Quarter Ended March 27, 2009

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$2,699	$—	$2,699
Cost of products sold	—	—	1,182	—	1,182

Gross profit	—	—	1,517	—	1,517
Selling, general and administrative expenses	6	1	673	—	680
Research and development expenses	—	—	98	—	98
In-process research and development charges	—	—	20	—	20
Restructuring charges	—	—	9	—	9
Shareholder settlements	—	—	183	—	183

Operating (loss) income	(6)	(1)	534	—	527
Interest expense	—	(43)	—	—	(43)
Interest income	—	—	5	—	5
Other income	—	—	5	—	5
Equity in net income of subsidiaries	222	255	—	(477)	—
Intercompany interest and fees	(32)	11	21	—	—

Income from continuing operations before income taxes	184	222	565	(477)	494
Income taxes	—	—	322	—	322

Income from continuing operations	184	222	243	(477)	172
Income from discontinued operations, net of income taxes	—	—	12	—	12

Net income	$184	$222	$255	$(477)	$184

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF INCOME

Quarter Ended March 28, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$2,426	$—	$2,426
Cost of products sold	—	—	1,155	—	1,155

Gross profit	—	—	1,271	—	1,271
Selling, general and administrative expenses	7	1	688	—	696
Research and development expenses	—	—	75	—	75
Restructuring charges	—	—	64	—	64
Shareholder settlement	31	—	—	—	31

Operating (loss) income	(38)	(1)	444	—	405
Interest expense	—	(53)	(3)	—	(56)
Interest income	—	1	7	—	8
Other income (expense)	5	—	(2)	—	3
Equity in net income of subsidiaries	294	346	—	(640)	—
Intercompany interest and fees	2	1	(3)	—	—

Income from continuing operations before income taxes	263	294	443	(640)	360
Income taxes	—	—	111	—	111

Income from continuing operations	263	294	332	(640)	249
Income from discontinued operations, net of income taxes	—	—	14	—	14

Net income	$263	$294	$346	$(640)	$263

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF INCOME

Six Months Ended March 27, 2009

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$5,157	$—	$5,157
Cost of products sold	—	—	2,292	—	2,292

Gross profit	—	—	2,865	—	2,865
Selling, general and administrative expenses	11	1	1,390	—	1,402
Research and development expenses	—	—	190	—	190
In-process research and development charges	—	—	20	—	20
Restructuring charges	—	—	12	—	12
Shareholder settlements	—	—	183	—	183

Operating (loss) income	(11)	(1)	1,070	—	1,058
Interest expense	—	(88)	—	—	(88)
Interest income	—	1	11	—	12
Other income	10	—	5	—	15
Equity in net income of subsidiaries	631	699	—	(1,330)	—
Intercompany interest and fees	(60)	20	40	—	—

Income from continuing operations before income taxes	570	631	1,126	(1,330)	997
Income taxes	—	—	452	—	452

Income from continuing operations	570	631	674	(1,330)	545
Income from discontinued operations, net of income taxes	—	—	25	—	25

Net income	$570	$631	$699	$(1,330)	$570

COVIDIEN LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF INCOME

Six Months Ended March 28, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$4,742	$—	$4,742
Cost of products sold	—	—	2,232	—	2,232

Gross profit	—	—	2,510	—	2,510
Selling, general and administrative expenses	16	1	1,368	—	1,385
Research and development expenses	—	—	153	—	153
In-process research and development charges	—	—	12	—	12
Restructuring charges	—	—	69	—	69
Shareholder settlement	31	—	—	—	31

Operating (loss) income	(47)	(1)	908	—	860
Interest expense	—	(110)	(6)	—	(116)
Interest income	1	1	18	—	20
Other income (expense)	185	—	(2)	—	183
Equity in net income of subsidiaries	550	655	—	(1,205)	—
Intercompany interest and fees	(6)	5	1	—	—

Income from continuing operations before income taxes	683	550	919	(1,205)	947
Income taxes	—	—	253	—	253

Income from continuing operations	683	550	666	(1,205)	694
Loss from discontinued operations, net of income taxes	—	—	(11)	—	(11)

Net income	$683	$550	$655	$(1,205)	$683

CONDENSED CONSOLIDATING BALANCE SHEET

At March 27, 2009

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$123	$1,177	$—	$1,300
Accounts receivable trade, net	—	—	1,779	—	1,779
Inventories	—	—	1,306	—	1,306
Shareholder settlement receivables	—	—	253	—	253
Intercompany receivable	14	—	22	(36)	—
Prepaid expenses and other current assets	4	—	616	—	620
Assets held for sale	—	—	350	—	350

Total current assets	18	123	5,503	(36)	5,608
Property, plant and equipment, net	2	—	2,458	—	2,460
Goodwill	—	—	5,777	—	5,777
Intangible assets, net	—	—	1,231	—	1,231
Due from related parties	—	—	591	—	591
Investment in subsidiaries	8,148	12,533	—	(20,681)	—
Intercompany loans receivables	94	9,066	10,678	(19,838)	—
Other assets	—	17	613	—	630

Total Assets	$8,262	$21,739	$26,851	$(40,555)	$16,297

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$5	$—	$5
Accounts payable	—	—	447	—	447
Shareholder settlement liabilities	—	—	436	—	436
Intercompany payable	22	—	14	(36)	—
Accrued and other current liabilities	82	76	1,130	—	1,288
Liabilities associated with assets held for sale	—	—	89	—	89

Total current liabilities	104	76	2,121	(36)	2,265
Long-term debt	—	2,836	65	—	2,901
Income taxes payable	—	—	1,500	—	1,500
Guaranteed contingent tax liabilities	—	—	707	—	707
Intercompany loans payable	331	10,679	8,828	(19,838)	—
Other liabilities	—	—	1,097	—	1,097

Total Liabilities	435	13,591	14,318	(19,874)	8,470
Shareholders’ equity	7,827	8,148	12,533	(20,681)	7,827

Total Liabilities and Shareholders’ Equity	$8,262	$21,739	$26,851	$(40,555)	$16,297

CONDENSED CONSOLIDATING BALANCE SHEET

At September 26, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$181	$1,027	$—	$1,208
Accounts receivable trade, net	—	—	1,704	—	1,704
Inventories	—	—	1,280	—	1,280
Shareholder settlement receivables	16	—	—	—	16
Intercompany receivable	3	—	—	(3)	—
Prepaid expenses and other current assets	5	—	729	—	734
Assets held for sale	—	—	347	—	347

Total current assets	24	181	5,087	(3)	5,289
Property, plant and equipment, net	3	—	2,473	—	2,476
Goodwill	—	—	5,821	—	5,821
Intangible assets, net	—	—	1,218	—	1,218
Due from former parent and affiliates	585	—	—	—	585
Investment in subsidiaries	8,026	12,345	—	(20,371)	—
Intercompany loans receivables	94	9,468	10,989	(20,551)	—
Other assets	—	17	597	—	614

Total Assets	$8,732	$22,011	$26,185	$(40,925)	$16,003

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$19	$—	$19
Accounts payable	—	—	522	—	522
Shareholder settlement liabilities	28	—	—	—	28
Intercompany payable	—	3	—	(3)	—
Accrued and other current liabilities	82	77	1,265	—	1,424
Liabilities associated with assets held for sale	—	—	105	—	105

Total current liabilities	110	80	1,911	(3)	2,098
Long-term debt	—	2,916	70	—	2,986
Income taxes payable	—	—	1,398	—	1,398
Guaranteed contingent tax liabilities	707	—	—	—	707
Intercompany loans payable	168	10,989	9,394	(20,551)	—
Other liabilities	—	—	1,067	—	1,067

Total Liabilities	985	13,985	13,840	(20,554)	8,256
Shareholders’ Equity	7,747	8,026	12,345	(20,371)	7,747

Total Liabilities and Shareholders’ Equity	$8,732	$22,011	$26,185	$(40,925)	$16,003

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 27, 2009

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(29)	$(68)	$778	$—	$681

Net cash provided by discontinued operating activities	—	—	3	—	3

Net cash (used in) provided by operating activities	(29)	(68)	781	—	684

Cash Flows From Investing Activities:
Capital expenditures	—	—	(181)	—	(181)
Acquisition-related payments	—	—	(64)	—	(64)
Decrease in intercompany loans	—	91	—	(91)	—
Other	—	—	(15)	—	(15)

Net cash provided by (used in) continuing investing activities	—	91	(260)	(91)	(260)

Net cash used in discontinued investing activities	—	—	(10)	—	(10)

Net cash provided by (used in) investing activities	—	91	(270)	(91)	(270)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	(80)	—	—	(80)
Repayment of external debt	—	—	(16)	—	(16)
Dividends paid	(161)	—	—	—	(161)
Transfers to discontinued operations	—	—	(7)	—	(7)
Loan borrowings from (repayments to) parent	163	—	(254)	91	—
Other	27	(1)	(23)	—	3

Net cash provided by (used in) continuing financing activities	29	(81)	(300)	91	(261)

Net cash provided by discontinued financing activities	—	—	7	—	7

Net cash provided by (used in) financing activities	29	(81)	(293)	91	(254)

Effect of currency rate changes on cash	—	—	(68)	—	(68)
Net (decrease) increase in cash and cash equivalents	—	(58)	150	—	92
Cash and cash equivalents at beginning of period	—	181	1,027	—	1,208

Cash and cash equivalents at end of period	$—	$123	$1,177	$—	$1,300

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 28, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(1,234)	$(26)	$809	$—	$(451)

Net cash provided by discontinued operating activities	—	—	52	—	52

Net cash (used in) provided by operating activities	(1,234)	(26)	861	—	(399)

Cash Flows From Investing Activities:
Capital expenditures	(2)	—	(152)	—	(154)
Acquisitions	—	—	(86)	—	(86)
Increase in restricted cash	—	—	(32)	—	(32)
Release of interest in class action settlement fund	1,257	—	—	—	1,257
Decrease in intercompany loans	—	657	—	(657)	—
Other	—	—	20	—	20

Net cash provided by (used in) continuing investing activities	1,255	657	(250)	(657)	1,005

Net cash used in discontinued investing activities	—	—	(13)	—	(13)

Net cash provided by (used in) investing activities	1,255	657	(263)	(657)	992

Cash Flows From Financing Activities:
Net issuance of commercial paper	—	171	—	—	171
Repayment of external debt	—	(3,351)	(38)	—	(3,389)
Issuance of external debt	—	2,727	—	—	2,727
Dividends paid	(159)	—	—	—	(159)
Transfers from discontinued operations	—	—	39	—	39
Loan borrowings from (repayments to) parent	103	—	(760)	657	—
Other	35	(17)	5	—	23

Net cash used in continuing financing activities	(21)	(470)	(754)	657	(588)

Net cash used in discontinued financing activities	—	—	(39)	—	(39)

Net cash used in financing activities	(21)	(470)	(793)	657	(627)

Effect of currency rate changes on cash	—	—	11	—	11
Net increase (decrease) in cash and cash equivalents	—	161	(184)	—	(23)
Cash and cash equivalents at beginning of period	—	—	872	—	872

Cash and cash equivalents at end of period	$—	$161	$688	$—	$849

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

In December 2008, our Board of Directors approved moving our principal executive office from Bermuda to Ireland. This move is part of a reorganization that will create a newly formed Irish company, Covidien plc. We completed the first step in this reorganization by establishing our tax residency in Ireland in December 2008. On May 28, 2009, shareholders will be asked to vote in favor of completing the reorganization at a shareholders meeting. If conditions are satisfied, including approval by both shareholders and the Supreme Court of Bermuda, Covidien plc then will replace Covidien Ltd. as the ultimate parent company. We have filed with the Securities and Exchange Commission and mailed to shareholders a proxy statement containing important information regarding the reorganization, which all shareholders are urged to read.

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

Restructuring Initiative

In fiscal 2009 we launched a restructuring program designed to improve our cost structure and to deliver improved operational growth. This program includes actions across all four segments, as well as corporate. We expect to incur charges as these actions are undertaken of approximately $200 million under this program, most of which is expected to occur by the end of 2010.

Results of Operations

The following table presents results of operations, including percentage of net sales (dollars in millions):

	Quarters Ended				Six Months Ended
	March 27, 2009		March 28, 2008		March 27, 2009		March 28, 2008
Net sales	$2,699	100.0%	$2,426	100.0%	$5,157	100.0%	$4,742	100.0%
Cost of products sold	1,182	43.8	1,155	47.6	2,292	44.4	2,232	47.1

Gross profit	1,517	56.2	1,271	52.4	2,865	55.6	2,510	52.9
Selling, general and administrative expenses	680	25.2	696	28.7	1,402	27.2	1,385	29.2
Research and development expenses	98	3.6	75	3.1	190	3.7	153	3.2
In-process research and development charges	20	0.7	—	—	20	0.4	12	0.3
Restructuring charges	9	0.3	64	2.6	12	0.2	69	1.5
Shareholder settlements	183	6.8	31	1.3	183	3.5	31	0.7

Operating income	527	19.5	405	16.7	1,058	20.5	860	18.1
Interest expense	(43)	(1.6)	(56)	(2.3)	(88)	(1.7)	(116)	(2.4)
Interest income	5	0.2	8	0.3	12	0.2	20	0.4
Other income, net	5	0.2	3	0.1	15	0.3	183	3.9

Income from continuing operations before income taxes	494	18.3	360	14.8	997	19.3	947	20.0
Income taxes	322	11.9	111	4.6	452	8.8	253	5.3

Income from continuing operations	172	6.4	249	10.3	545	10.6	694	14.6
Income (loss) from discontinued operations, net of income taxes	12	0.4	14	0.6	25	0.5	(11)	(0.2)

Net income	$184	6.8	$263	10.8	$570	11.1	$683	14.4

Net sales—Our net sales increased $273 million, or 11.3%, to $2.699 billion, in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008. Our net sales for the first six months of fiscal 2009 increased $415 million, or 8.8%, to $5.157 billion, compared with the first six months of fiscal 2008. These increases in revenue were primarily driven by $258 million and $354 million in sales of oxycodone hydrochloride extended-release tablets within our Pharmaceutical Products segment for the second quarter and first six months of fiscal 2009, respectively. Unfavorable currency exchange rate fluctuations resulted in decreases to net sales of $145 million and $238 million for the second quarter and first six months of fiscal 2009, respectively.

Our non-U.S. businesses generated net sales of $1.040 billion and $1.105 billion for the quarters ended March 27, 2009 and March 28, 2008, respectively, and $2.066 billion and $2.141 billion for the six months ended March 27, 2009 and March 28, 2008, respectively. Our business outside the United States accounted for 39% and 46% of our net sales for the quarters ended March 27, 2009 and March 28, 2008, respectively, and 40% and 45% for the six months ended March 27, 2009 and March 28, 2008, respectively. The decreases in the proportion of non-U.S. net sales are attributable to the sales of oxycodone hydrochloride extended-release tablets discussed above and currency exchange rate fluctuations.

Net sales by geographic area are shown in the following table (dollars in millions):

	Quarters Ended
	March 27, 2009	March 28, 2008	Percentage Change	Percentage Change Due to Currency	Percentage Change Due to Operations
U.S.	$1,659	$1,321	26%	—%	26%
Other Americas	125	137	(9)	(22)	13
Europe	616	698	(12)	(17)	5
Asia-Pacific	299	270	11	—	11

	$2,699	$2,426	11	(6)	17

	Six Months Ended
	March 27, 2009	March 28, 2008	Percentage Change	Percentage Change Due to Currency	Percentage Change Due to Operations
U.S.	$3,091	$2,601	19%	—%	19%
Other Americas	250	274	(9)	(20)	11
Europe	1,210	1,331	(9)	(15)	6
Asia-Pacific	606	536	13	2	11

	$5,157	$4,742	9	(5)	14

Costs of products sold—Cost of products sold was 43.8% and 44.4% of net sales in the second quarter and first six months of fiscal 2009, respectively, compared with 47.6% and 47.1% of net sales in the second quarter and first six months of fiscal 2008, respectively. The decreases in cost of products sold as a percent of net sales are primarily attributable to favorable sales mix in the Pharmaceutical Products segment, resulting largely from sales of oxycodone hydrochloride extended-release tablets, which resulted in decreases of 4.4 and 3.2 percentage points for the quarter and six months, respectively.

Selling, general and administrative expenses—Selling, general and administrative expenses decreased $16 million to $680 million in the second quarter of fiscal 2009, compared with the second quarter of fiscal 2008. This decrease resulted from net currency gains. Selling, general and administrative expenses increased $17 million to $1.402 billion for the first six months of fiscal 2009, compared with the same prior year period. This increase was primarily due to an increase in legal settlements and planned growth in selling and marketing, partially offset by net currency gains.

Research and development expenses—Research and development expense increased 31% to $98 million and 24% to $190 million, in the second quarter and six months of fiscal 2009, respectively, compared with the same prior year periods. These increases resulted primarily from increased spending in our Medical Devices segment. As a percentage of our net sales, research and development expense was 3.6% and 3.7% for the second quarter and first six months of fiscal 2009, respectively, compared with 3.1% and 3.2% for the second quarter and first six months of fiscal 2008.

In-process research and development charges—In the first six months of fiscal 2009, our Medical Devices segment recorded a charge of $20 million for the write-off of in-process research and development associated with the acquisition of intellectual property. In the first six months of fiscal 2008, our Medical Devices segment recorded a charge of $12 million for the write-off of in-process research and development associated with the acquisition of Scandius, a developer of medical devices for sports-related surgeries.

Restructuring charges—During the second quarter and first six months of fiscal 2009, we recorded charges of $9 million and $12 million, respectively, primarily related to severance costs. During the second quarter and first six months of fiscal 2008, we recorded charges of $64 million and $69 million, respectively. Both fiscal

2008 amounts include asset impairment charges of $17 million related to the write-down of specific long-lived assets of a manufacturing facility within our Medical Devices segment that has been closed as a result of cost savings initiatives. The remaining restructuring charges primarily relate to reductions in workforce also within Medical Devices.

Shareholder settlements—In March 2009, Tyco International reached agreements with the State of Colorado and Franklin Investment Advisors, pursuant to which Tyco International agreed to pay approximately $19 million and $42 million, respectively to settle these cases. During the second quarter of fiscal 2009, we recorded charges totaling $26 million for our portion of these settlements in accordance with the sharing percentages included in the Separation and Distribution Agreement. We expect to pay our portion of these settlements in the third quarter of 2009. In addition, during the second quarter of fiscal 2009, we recorded a charge of $157 million for our portion of Tyco International’s estimated cost to settle all of the remaining securities cases outstanding, including outstanding ERISA matters. During the third quarter of fiscal 2009, Tyco International agreed to settle with two of the remaining plaintiffs that had opted-out of the class action settlement for approximately $45 million, our share of which is approximately $19 million, which was provided for during the second quarter of fiscal 2009.

In April 2008, Tyco International signed a definitive agreement with the State of New Jersey which provides for Tyco International to make a payment of $73 million to the plaintiffs in exchange for the plaintiffs’ agreement to dismiss the case against Tyco International and certain of its former directors and a former employee. During the second quarter of fiscal 2008, we recorded a charge of $31 million for our portion of the settlement in accordance with the sharing percentages included in the Separation and Distribution Agreement.

Operating income—In the second quarter of fiscal 2009, operating income increased $122 million to $527 million, compared with the second quarter of fiscal 2008. In the first six months of fiscal 2009, operating income increased $198 million to $1,058 million, compared with the same prior year period. Our operating margin was 19.5% and 20.5%, respectively, for the quarter and six months ended March 27, 2009, compared with 16.7% and 18.1%, respectively, for the quarter and six months ended March 28, 2008. The increases in operating income in both fiscal 2009 periods were primarily due to higher sales and increased gross profit and decreases in restructuring charges, partially offset by a $152 million increase in shareholder settlements.

Analysis of Operating Results by Segment

Net sales by segment are shown in the following table (dollars in millions):

	Quarters Ended
	March 27, 2009	March 28, 2008	Percentage Change	Percentage Change Due to Currency	Percentage Change Due to Operations
Medical Devices	$1,661	$1,663	—%	(7)%	7%
Imaging Solutions	276	304	(9)	(5)	(4)
Pharmaceutical Products	519	239	117	(5)	122
Medical Supplies	243	220	10	—	10

	$2,699	$2,426	11	(6)	17

	Six Months Ended
	March 27, 2009	March 28, 2008	Percentage Change	Percentage Change Due to Currency	Percentage Change Due to Operations
Medical Devices	$3,288	$3,250	1%	(6)%	7%
Imaging Solutions	541	595	(9)	(4)	(5)
Pharmaceutical Products	850	460	85	(4)	89
Medical Supplies	478	437	9	—	9

	$5,157	$4,742	9	(5)	14

Operating income by segment and as a percentage of segment net sales is shown in the following table (dollars in millions):

	Quarters Ended				Six Months Ended
	March 27, 2009		March 28, 2008		March 27, 2009		March 28, 2008
Medical Devices	$438	26.4%	$420	25.3%	$901	27.4%	$856	26.3%
Imaging Solutions	21	7.6	33	10.9	42	7.8	43	7.2
Pharmaceutical Products	338	65.1	59	24.7	505	59.4	133	28.9
Medical Supplies	35	14.4	33	15.0	63	13.2	68	15.6
Corporate	(305)		(140)		(453)		(240)

	$527	19.5	$405	16.7	$1,058	20.5	$860	18.1

Medical Devices

Net sales for Medical Devices by groups of products and by geography for the second quarter of fiscal 2009 are as follows (dollars in millions):

	Quarters Ended
	March 27, 2009	March 28, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
Endomechanical Instruments	$531	$518	3%	(8)%	11%
Soft Tissue Repair Products	141	141	—	(10)	10
Energy Devices	208	194	7	(8)	15
Oximetry & Monitoring Products	167	165	1	(5)	6
Airway & Ventilation Products	184	208	(12)	(6)	(6)
Vascular Devices	140	128	9	(4)	13
SharpSafety Products	107	116	(8)	(2)	(6)
Clinical Care Products	100	101	(1)	(5)	4
Other Products	83	92	(10)	(12)	2

	$1,661	$1,663	—	(7)	7

	Quarters Ended
	March 27, 2009	March 28, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
U.S.	$764	$702	9%	—%	9%
Non-U.S.	897	961	(7)	(13)	6

	$1,661	$1,663	—	(7)	7

Net sales of $1.661 billion for the second quarter of fiscal 2009 were relatively level with net sales for the second quarter of fiscal 2008. Unfavorable currency exchange fluctuations of $119 million during the second quarter of fiscal 2009 were largely offset by an increase in sales of endomechanical instruments and energy devices. The increase in sales of endomechanical instruments was primarily driven by continued demand for our Autosuture laparoscopic instruments worldwide, while the increase in energy devices net sales resulted primarily from higher sales volume of vessel sealing products worldwide.

Operating income for the second quarter of fiscal 2009 increased $18 million to $438 million, compared with the second quarter of fiscal 2008. Our operating margin was 26.4% for the second quarter of fiscal 2009, compared with 25.3% for the second quarter of fiscal 2008. The increase in our operating income was primarily attributable to a $31 million decrease in restructuring and in-process research and development charges, partially offset by an $18 million increase in research and development expenses.

Net sales for Medical Devices by groups of products and by geography for the first six months of fiscal 2009 are as follows (dollars in millions):

	Six Months Ended
	March 27, 2009	March 28, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
Endomechanical Instruments	$1,061	$1,018	4%	(8)%	12%
Soft Tissue Repair Products	280	270	4	(9)	13
Energy Devices	413	379	9	(7)	16
Oximetry & Monitoring Products	315	317	(1)	(4)	3
Airway & Ventilation Products	362	393	(8)	(5)	(3)
Vascular Devices	280	257	9	(2)	11
SharpSafety Products	213	229	(7)	(2)	(5)
Clinical Care Products	196	200	(2)	(5)	3
Other Products	168	187	(10)	(9)	(1)

	$3,288	$3,250	1	(6)	7

	Six Months Ended
	March 27, 2009	March 28, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
U.S.	$1,501	$1,389	8%	—%	8%
Non-U.S.	1,787	1,861	(4)	(10)	6

	$3,288	$3,250	1	(6)	7

Net sales for the first six months of fiscal 2009 increased $38 million to $3.288 billion, compared with $3.250 billion for the first six months of fiscal 2008. Unfavorable currency exchange fluctuations of $194 million during the first six months of fiscal 2009 were largely offset by an increase in sales of endomechanical instruments, energy devices, soft tissue repair products and vascular devices. The increase in sales of endomechanical instruments was primarily driven by continued demand for our Autosuture laparoscopic instruments worldwide, while the increase in energy devices net sales resulted primarily from higher sales volume of vessel sealing products worldwide. The increase in sales of soft tissue repair products was primarily due to increased sales of hernia mesh products in the U.S. and, to a lesser extent, in Europe. The increase in sales of vascular devices was primarily driven by increased sales of compression products in the United States.

Operating income for the first six months of fiscal 2009 increased $45 million to $901 million, compared with the first six months of fiscal 2008. Our operating margin was 27.4% for the first six months of fiscal 2009, compared with 26.3% for the first six months of fiscal 2008. The increase in our operating income was primarily attributable a $47 million decrease in restructuring and in-process research and development charges.

Imaging Solutions

Net sales for Imaging Solutions by groups of products and by geography for the second quarter of fiscal 2009 are as follows (dollars in millions):

	Quarters Ended
	March 27, 2009	March 28, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
Radiopharmaceuticals	$128	$141	(9)%	(3)%	(6)%
Contrast Products	148	163	(9)	(7)	(2)

	$276	$304	(9)	(5)	(4)

	Quarters Ended
	March 27, 2009	March 28, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
U.S	$164	$182	(10)%	—%	(10)%
Non-U.S.	112	122	(8)	(14)	6

	$276	$304	(9)	(5)	(4)

Net sales for the second quarter of fiscal 2009 decreased $28 million, or 9%, to $276 million, compared with $304 million for the second quarter of fiscal 2008. Contrast Products net sales decreased $15 million, resulting primarily from unfavorable currency exchange rate fluctuations and, to a lesser extent, a decrease in sales volume and continued pricing pressures in the United States. Radiopharmaceutical net sales decreased $13 million, primarily resulting from molybdenum supply constraints due to the shut down of a third-party nuclear reactor.

Operating income for the second quarter of fiscal 2009 decreased $12 million to $21 million, compared with the second quarter of fiscal 2008. Our operating margin was 7.6% for the second quarter of fiscal 2009, compared with 10.9% for the second quarter of fiscal 2008. The decrease in operating income and margin was primarily due to decreased gross profit resulting from the sales decline discussed above and higher manufacturing costs, partially offset by a decrease in selling, general and administrative expenses.

Net sales for Imaging Solutions by groups of products and by geography for the first six months of fiscal 2009 are as follows (dollars in millions):

	Six Months Ended
	March 27, 2009	March 28, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
Radiopharmaceuticals	$248	$276	(10)%	(3)%	(7)%
Contrast Products	293	319	(8)	(6)	(2)

	$541	$595	(9)	(4)	(5)

	Six Months Ended
	March 27, 2009	March 28, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
U.S.	$322	$361	(11)%	—%	(11)%
Non-U.S.	219	234	(6)	(12)	6

	$541	$595	(9)	(4)	(5)

Net sales for the first six months of fiscal 2009 decreased $54 million, or 9%, to $541 million, compared with $595 million for the first six months of fiscal 2008. Contrast Products net sales decreased $26 million, resulting primarily from unfavorable currency exchange rate fluctuations and, to a lesser extent, a decrease in sales volume and continued pricing pressures in the United States. Radiopharmaceutical net sales decreased $28 million, primarily resulting from molybdenum supply constraints due to the shut down of a third-party nuclear reactor.

Operating income of $42 million for the first six months of fiscal 2009 was relatively level with operating income for the first six months of fiscal 2008. Our operating margin was 7.8% for the first six months of fiscal 2009, compared with 7.2% for the first six months of fiscal 2008. The decrease in operating income was primarily due to decreased gross profit resulting from the sales decline discussed above, and to a lesser extent, increased manufacturing costs, partially offset by a decrease in legal costs of $26 million, the majority of which related to a $17 million legal settlement incurred during the first quarter of fiscal 2008.

Pharmaceutical Products

Net sales for Pharmaceutical products by groups of products and by geography for the second quarter of fiscal 2009 are as follows (dollars in millions):

	Quarters Ended
	March 27, 2009	March 28, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
Dosage Pharmaceuticals	$405	$115	252%	—%	252%
Active Pharmaceutical Ingredients	114	124	(8)	(9)	1

	$519	$239	117	(5)	122

	Quarters Ended
	March 27, 2009	March 28, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
U.S.	$488	$217	125%	—%	125%
Non-U.S.	31	22	41	(44)	85

	$519	$239	117	(5)	122

Net sales for the second quarter of fiscal 2009 increased $280 million, or 117% to $519 million, compared with $239 million for the second quarter of fiscal 2008. The increase resulted from dosage pharmaceuticals sales, $258 million of which resulted from the license agreement entered into during the fourth quarter of fiscal 2008, which allowed us to sell limited quantities of oxycodone hydrochloride extended-release tablets. We achieved the sales quantity of oxycodone hydrochloride extended-release tablets allowable under the agreement during the second quarter of fiscal 2009; accordingly, there will be no further sales of such tablets.

Operating income for the second quarter of fiscal 2009 increased $279 million to $338 million, compared with the second quarter of fiscal 2008. Our operating margin was 65.1% for the second quarter of fiscal 2009, compared with 24.7% for the second quarter of fiscal 2008. The substantial increase in operating income and margin was primarily due to the sales of oxycodone hydrochloride extended-release tablets discussed above.

Net sales for Pharmaceutical products by groups of products and by geography for the first six months of fiscal 2009 are as follows (dollars in millions):

	Six Months Ended
	March 27, 2009	March 28, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
Dosage Pharmaceuticals	$642	$242	165%	—%	165%
Active Pharmaceutical Ingredients	208	218	(5)	(8)	3

	$850	$460	85	(4)	89

	Six Months Ended
	March 27, 2009	March 28, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
U.S.	$790	$414	91%	—%	91%
Non-U.S.	60	46	30	(37)	67

	$850	$460	85	(4)	89

Net sales for the first six months of fiscal 2009 increased $390 million, or 85%, to $850 million, compared with $460 million for the first six months of fiscal 2008. The increase resulted from dosage pharmaceuticals sales, $354 million of which resulted from the license agreement entered into during the fourth quarter of fiscal 2008, which allowed us to sell limited quantities of oxycodone hydrochloride extended-release tablets for a limited period of time. We achieved the sales quantity of oxycodone hydrochloride extended-release tablets allowable under the agreement during the first six months of fiscal 2009; accordingly, there will be no further sales of such tablets.

Operating income for the first six months of fiscal 2009 increased $372 million to $505 million, compared with the first six months of fiscal 2008. Our operating margin was 59.4% for the first six months of fiscal 2009, compared with 28.9% for the first six months of fiscal 2008. The increase in operating income and margin was primarily due to the sales of oxycodone hydrochloride extended-release tablets discussed above.

Medical Supplies

Net sales for Medical Supplies by groups of products for the second quarter of fiscal 2009 are as follows (dollars in millions):

	Quarters Ended
	March 27, 2009	March 28, 2008	Percentage Change Due To Operations
Nursing Care Products	$129	$118	9%
Medical Surgical Products	74	68	9
Original Equipment Manufacturer Products	40	34	18

	$243	$220	10

Net sales for the second quarter of fiscal 2009 increased $23 million, or 10%, to $243 million, compared with $220 million for the second quarter of fiscal 2008. Sales increased across all three product groups; however, the largest increase resulted from nursing care products. The increase in net sales for the Medical Supplies segment was driven by the timing of distributor orders and supply contracts and increased incontinence sales resulting from new products, particularly quilted and bariatric briefs.

Operating income for the second quarter of fiscal 2009 increased slightly to $35 million, compared with $33 million for the second quarter of fiscal 2008. Our operating margin was 14.4% for the second quarter of fiscal 2009, compared with 15.0% for the second quarter of fiscal 2008. The decrease in operating margin was primarily due to increased manufacturing costs.

Net sales for Medical Supplies by groups of products for the first six months of fiscal 2009 are as follows (dollars in millions):

	Six Months Ended
	March 27, 2009	March 28, 2008	Percentage Change Due To Operations
Nursing Care Products	$261	$237	10%
Medical Surgical Products	143	135	6
Original Equipment Manufacturer Products	74	65	14

	$478	$437	9

Net sales for the first six months of fiscal 2009 increased $41 million, or 9%, to $478 million, compared with $437 million for the first six months of fiscal 2008. Sales increased across all three product groups;

however, the largest increase resulted from nursing care products. The increase in net sales for the Medical Supplies segment was primarily due to the timing of distributor orders and supply contracts and increased incontinence sales resulting from new products, particularly quilted and bariatric briefs.

Operating income for the first six months of fiscal 2009 decreased $5 million to $63 million, compared with $68 million for the first six months of fiscal 2008. Our operating margin was 13.2% for the first six months of fiscal 2008, compared with 15.6% for the first six months of fiscal 2008. The decrease in operating income and margin was primarily due to increased manufacturing costs.

Corporate

Corporate expense increased $165 million to $305 million during the second quarter of fiscal 2009, compared with the second quarter of fiscal 2008 and increased $213 million to $453 million during the first six months of fiscal 2009, compared with the first six months of fiscal 2008. These increases for both periods were primarily due to $152 million of incremental shareholder settlement charges for our portion of Tyco International’s legal settlements with certain shareholders and our portion of the estimated cost to settle all of the remaining securities cases outstanding.

Non-Operating Items

Interest Expense and Interest Income

During the second quarters of fiscal 2009 and 2008, interest expense was $43 million and $56 million, respectively, and interest income was $5 million and $8 million, respectively. During the first six months of fiscal 2009 and 2008, interest expense was $88 million and $116 million, respectively, and interest income was $12 million and $20 million, respectively. The decreases in interest expense for the second quarter and first six months of fiscal 2009, compared with the same prior year periods, resulted from decreases in our average debt balances.

Discontinued Operations

During the first quarter of fiscal 2008, we decided to sell our Specialty Chemical business within the Pharmaceutical Products segment, our Retail Products segment and our European Incontinence Products business within the Medical Supplies segment because their products and customer bases were not aligned with our long-term strategic objectives. These businesses are included in discontinued operations for all periods presented. We subsequently sold both our Retail Products segment and our European Incontinence Products businesses in fiscal 2008. Activity to dispose of the Specialty Chemical business is ongoing.

Retail Products segment—During the first quarter of fiscal 2008, we entered into a definitive sale agreement to divest our Retail Products segment. We assessed the recoverability of the carrying value of our Retail Products segment and, based on the terms and conditions included in the sale agreement, recorded a pre-tax goodwill impairment charge of $75 million during the first six months of fiscal 2008, to write the business down to its estimated fair value less costs to sell.

European Incontinence business—During the second quarter of fiscal 2008, we entered into a definitive sale agreement to divest our European Incontinence Products business. We assessed the recoverability of the carrying value of our European Incontinence Products business and, based on the terms and conditions included in the sale agreement, recorded pre-tax charges totaling $23 million during the first six months of fiscal 2008, to write the business down to its estimated fair value less costs to sell.

Other Income, net

Other income of $5 million and $15 million for the second quarter and first six months of fiscal 2009, respectively, relates to an increase to our receivable from Tyco International and Tyco Electronics, in accordance with the Tax Sharing Agreement discussed in Note 12 to our financial statements.

Other income, net of $3 million for the second quarter of fiscal 2008 includes other income of $5 million related to an increase to our receivable from Tyco International and Tyco Electronics, in accordance with the Tax Sharing Agreement. In addition to the other income discussed above, other income of $183 million for the six months ended March 28, 2008 includes $180 million, which primarily reflects the indirect effect of adopting FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”

Income Taxes

Income tax expense was $322 million and $111 million on income from continuing operations before income taxes of $494 million and $360 million for the quarters ended March 27, 2009 and March 28, 2008, respectively. This resulted in effective tax rates of 65.2% and 30.8% for the second quarters of fiscal 2009 and 2008, respectively. Income tax expense was $452 million and $253 million on income from continuing operations before income taxes of $997 million and $947 million for the first six months of fiscal 2009 and 2008, respectively. This resulted in effective tax rates of 45.3% and 26.7% for the first six months of fiscal 2009 and 2008, respectively. The significant increases in the effective tax rates for the second quarter and first six months of fiscal 2009, compared with the same prior year periods, resulted from withholding tax incurred on repatriated earnings. During the second quarter of fiscal 2009, we provided for U.S. and non-U.S. income taxes and a 5% withholding tax in the amount of $156 million on earnings that were repatriated in the second quarter in connection with the implementation of our tax planning strategies. In addition, the increase in the effective tax rate for the quarter and six months ended March 27, 2009 was due to charges of $183 million related to our portion of Tyco International’s shareholder settlements and our portion of Tyco International’s estimated cost to settle all of the remaining outstanding securities cases, for which no tax benefit was realized.

Liquidity and Capital Resources

Factors driving our liquidity position include cash flows generated from operating activities, capital expenditures and investments in businesses and technologies. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to the capital markets. The capital markets worldwide, including the United States, continue to be severely impacted by credit losses, asset write-downs and failures of some financial institutions. This disruption has impacted credit spreads and pricing on new securities issuances. Our commercial paper program and credit facility are predominately with institutions that, to date, appear to be relatively unaffected by the disruptions. We believe that our cash and other sources of liquidity, primarily our committed credit facility, will be sufficient to allow us to continue to invest in growth opportunities and fund operations for the foreseeable future.

Six Months Ended March 27, 2009 Cash Flow Activity

The net cash provided by continuing operating activities of $681 million was primarily attributable to net income in the first quarter of fiscal 2009, as adjusted for depreciation and amortization, the accrual for our portion of Tyco International-related shareholder settlements of $183 million and the accrual for U.S. and non-U.S. income taxes and withholding tax in the amount of $156 million on earnings that were either repatriated during the second quarter of fiscal 2009 or undistributed earnings not considered permanently reinvested in certain subsidiaries. This source of cash was partially offset by an increase in accounts receivables and inventories.

The net cash used in continuing investing activities of $260 million was primarily due to capital expenditures of $181 million. For the full year fiscal 2009, we expect capital expenditures to be in the range of $375 million to $425 million.

The net cash used in continuing financing activities of $261 million was primarily the result of dividend payments of $161 million and net repayments under our commercial paper program of $80 million.

Capitalization

Shareholders’ equity was $7.827 billion, or $15.53 per share, at March 27, 2009, compared with $7.747 billion, or $15.40 per share, at September 26, 2008. Net income of $570 million was largely offset by unfavorable changes in foreign currency exchange rates of $370 million and dividends declared of $161 million.

At March 27, 2009, total debt was $2.906 billion and cash was $1.300 billion, compared with total debt of $3.005 billion and cash of $1.208 billion at September 26, 2008. The $99 million decrease in total debt during the first six months of fiscal 2009 primarily resulted primarily from an $80 million decrease in our commercial paper program. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 27% at March 27, 2009, compared with 28% at September 26, 2008.

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Dividends

Dividend payments were $161 million during the first six months of fiscal 2009. On March 17, 2009, the Board of Directors declared a quarterly cash dividend of $0.16 per share to shareholders of record at the close of business on March 30, 2009. The dividend is payable on May 4, 2009.

Share Repurchase Program

During the second quarter of fiscal 2009, our Board of Directors authorized a program to purchase up to $300 million of our common shares to partially offset dilution related to equity compensation plans. Shares may be repurchased from time to time, based on market conditions. No shares were repurchased under this program during the second quarter of fiscal 2009.

Commitments and Contingencies

Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect these proceedings to have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Note 13 to our financial statements and Part II, Item 1- Legal Proceedings provide further information regarding our legal proceedings.

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

Each reporting period, we evaluate the potential loss which we believe is probable as a result of our commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on the balance sheet, an adjustment will be required to increase the recorded liabilities to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance exists. As a result, the liability generally will be reduced upon the Company’s release from its obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. At March 27, 2009 and September 26, 2008, a liability of $707 million relating to these guarantees remained on the balance sheet.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

We believe that our accounting policies for revenue recognition, inventories, property, plant and equipment, intangible assets, business combinations, goodwill, contingencies, pension and postretirement benefits, guarantees and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the quarter and six months ended March 27, 2009, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our annual financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008.

Recently Adopted Accounting Pronouncement

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted SFAS No. 161 during the second quarter of fiscal 2009. The disclosures required by SFAS No. 161 are presented in Note 11 to our financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than at historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. We adopted SFAS No. 159 during the first quarter of fiscal 2009, and to date have not elected to apply the fair value option to any financial instruments that were not already recognized at fair value.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. We adopted SFAS No. 157 during the first quarter of fiscal 2009, except with respect to certain non-financial assets and liabilities, for which the effective date is fiscal 2010. The adoption of SFAS No. 157 did not have an impact our results of operations, financial condition or cash flows. The disclosures required by SFAS No. 157 are presented in Note 11 to our financial statements.

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

We use forward currency exchange contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions denominated in certain foreign currencies. Based on a sensitivity analysis of our existing forward contracts outstanding at March 27, 2009, a 10% appreciation of the U.S. dollar from the March 27, 2009 market rates would decrease the unrealized value of our forward contracts on our balance sheet by $13 million, while a 10% depreciation of the U.S. dollar would increase the unrealized value of forward contracts on our balance sheet by $15 million. However, such gains or losses on these contracts would ultimately be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

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

Our material weaknesses in controls over accounting for income taxes will not be considered remediated until new internal controls are operational for a period of time and are tested, and management and our independent registered public accounting firm conclude that these controls are operating effectively. Due to the nature of and time necessary to effectively remediate the material weaknesses identified to date, we have concluded that a material weakness in our internal control over financial reporting for accounting for income taxes continues to exist as of March 27, 2009.

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

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on form 10-K for the fiscal year ended September 26, 2008. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect these proceedings to have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. To the extent not previously reported in our Quarterly Report on Form 10-Q for the quarter ended December 26, 2008, material developments related to previously disclosed legal proceedings are described below.

Applied Medical Resources Corp. v. United States Surgical (“U.S. Surgical”) is a patent infringement action that was filed in the United States District Court for the Central District of California on July 31, 2003. U.S. Surgical is a subsidiary of the Company. The complaint alleges that U.S. Surgical’s Versaseal Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical’s motion for summary judgment of non-infringement. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanded the case for further proceedings. On January 9, 2007, the district court entered an order that denied both parties’ motions for summary judgment on the grounds that material facts remain in dispute. On February 20, 2008, following a five week trial, a jury returned a verdict finding that U.S. Surgical’s product does not infringe Applied Medical’s ‘553 patent. On April 29, 2008, the district court denied Applied Medical’s post-trial motion seeking judgment as a matter of law or, alternatively, a new trial. Following this ruling, Applied Medical appealed to the United States Court of Appeals for the Federal Circuit seeking a new trial. Oral argument in that appeal took place on November 6, 2008. On February 24, 2009, the federal appeals court affirmed the district court’s denial of Applied Medical's request for a new trial.

Tyco International-Related Legal Proceedings—As previously reported, Tyco International settled 32 purported securities class action lawsuits arising from alleged violations of the disclosure provisions of the federal securities laws for $2.975 billion. A number of individuals and entities chose not to participate in the class settlement. In March 2009, Tyco International reached agreements with two of these opt-out plaintiffs, the State of Colorado and Franklin Investment Advisors, pursuant to which Tyco International agreed to pay approximately $19 million and $42 million, respectively. Pursuant to the Separation and Distribution Agreement, Covidien, Tyco International and Tyco Electronics assumed 42%, 27% and 31%, respectively, of certain of Tyco International’s contingent and other corporate liabilities. Accordingly, Covidien will be responsible for approximately $8 million of the settlement with the State of Colorado and $18 million of the settlement with Franklin Investment Advisors. Covidien expects to pay its portion of the settlement in the third quarter of 2009.

Item 1A.	Risk Factors

Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject. Other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008.

Risks Relating to Covidien's Change in its Jurisdiction of Incorporation from Bermuda to Ireland.

The market for the Covidien plc shares may differ from the market for the Covidien Ltd. shares, and Covidien plc’s shares may be removed as a component of the Standard & Poor’s 500 and 100 Indices and other indices or certain other funds.

We intend to list the Covidien plc shares on the NYSE under the symbol “COV,” the same trading symbol as the Covidien Ltd. shares. The market price, trading volume or volatility of the Covidien plc shares could be different than those of the Covidien Ltd. shares.

Our shares currently are a component of the Standard & Poor’s 500 and 100 Indices and other indices. Based on current S&P guidelines, we believe it is possible that S&P would remove our shares as a component of the S&P 500 and 100 upon completion of the proposed Irish reorganization. Although we are uncertain as to when S&P would take this action, we do not believe that it would be effective until after the special court-ordered meeting of shareholders relating to our proposed Irish reorganization. S&P has removed the shares of two other companies that recently changed their jurisdictions of incorporation from the Cayman Islands to Switzerland. Similar issues could arise with respect to whether our shares will continue to be included as a component in other indices or funds that may impose a variety of qualifications that could be affected by the proposed Irish reorganization. If our shares are removed as a component of the S&P 500 or 100 or other indices or no longer meet the qualifications of such funds, institutional investors that are required to track the performance of the S&P 500 or 100 or such other indices or the funds that impose those qualifications would be required to sell their shares, which we expect would adversely affect the price of our shares. Any such adverse impact on the price of our shares could be magnified by the current heightened volatility in the financial markets. In January 2009, we initiated a $300 million share repurchase program. As that program authorizes us to repurchase shares in the open market from time to time based on market conditions, we may or may not participate in the market at or around the time that S&P or other indices or funds take any action.

Legislative action by the U.S. Congress could materially and adversely affect us.

Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could override tax treaties upon which we rely, which would adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. We cannot predict the outcome of any specific legislative proposals. However, if proposals were enacted that had the effect of disregarding the proposed Irish reorganization or limiting our ability as an Irish company to take advantage of tax treaties with the U.S., we could be subjected to increased taxation and/or potentially significant expense. Also, there have been potential U.S. federal and state legislative proposals that would deny government contracts to companies that are domiciled and tax resident in countries that do not have tax treaties with the U.S. We cannot provide any assurance that moving our jurisdiction of incorporation to Ireland will eliminate the risk that these legislative proposals, if enacted, will apply to us.

In addition, there continues to be negative publicity regarding, and criticism of, companies that conduct business in the U.S. but are domiciled in countries like Bermuda. We cannot provide any assurance that moving our jurisdiction of incorporation to Ireland will eliminate the risk that we may be subject to similar criticism.

The Irish reorganization may not allow us to maintain a competitive worldwide effective corporate tax rate.

We believe that the Irish reorganization should improve our ability to maintain a competitive worldwide effective corporate tax rate. We cannot give any assurance as to what our effective tax rate will be after the Reorganization, however, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. Our actual effective tax rate may vary from this expectation and that variance may be material. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.

If the shareholders of Covidien Ltd. do not approve the distributable reserves proposal, Covidien plc may not have sufficient distributable reserves to pay dividends (or to repurchase shares) following the Irish reorganization. In addition, there is no guarantee that Irish High Court approval of the creation of distributable reserves will be forthcoming.

Under Irish law, dividends must be paid (and share repurchases must generally be funded) out of “distributable reserves,” which Covidien plc will not have immediately following the effectiveness of the Irish reorganization. If the Scheme of Arrangement is approved, shareholders of Covidien Ltd. also will be asked at the special court-ordered meeting to approve the creation of distributable reserves of Covidien plc (through the reduction of the share premium account of Covidien plc), in order to permit us to continue to pay quarterly dividends (and repurchase shares) after the effectiveness of the Irish reorganization. The approval of the distributable reserves proposal is not a condition to the consummation of the Irish reorganization. Accordingly, if the shareholders of Covidien Ltd. approve the Scheme of Arrangement but do not approve the distributable reserves proposal, and the Irish reorganization is consummated, Covidien plc may not have sufficient distributable reserves to pay dividends (or to repurchase shares) following the Irish reorganization.

In addition, the creation of distributable reserves requires the approval of the Irish High Court. Although we are not aware of any reason why the High Court would not approve the creation of distributable reserves, the issuance of the required order is a matter for the discretion of the High Court and there is no guarantee that such approval will be forthcoming.

As a result of increased shareholder voting requirements in Ireland relative to Bermuda, if the Irish reorganization is consummated, we will have less flexibility with respect to certain aspects of capital management than we now have.

Under Bermuda law, our directors may issue, without shareholder approval, any common shares authorized in our memorandum of association that are not issued. Irish law allows our shareholders to authorize share capital which can be issued by our board of directors without shareholder approval but this authorization must be renewed by the shareholders every five years and we cannot guarantee that this authorization will always be approved. Additionally, subject to specified exceptions, including the opt-out described in Covidien plc’s articles of association, Irish law grants statutory pre-emptive rights to existing shareholders to subscribe for new issuances of shares for cash. This opt-out must also be renewed by the shareholders every five years and we cannot guarantee that the opt-out of pre-emptive rights will always be approved. While we do not believe that the differences between Bermuda law and Irish law relating to our capital management will have an adverse effect on the Company, we cannot provide any assurance that situations will not arise where the flexibility we now have in Bermuda would have provided benefits to our shareholders.

After the Irish reorganization, a future transfer of Covidien plc shares may be subject to Irish stamp duty.

In certain circumstances, the transfer of shares in an Irish incorporated company will be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired) payable by the buyer. Although in the majority of transactions there will be no stamp duty because both the seller and buyer hold the shares beneficially, this additional risk for the buyer could adversely affect the price of our shares.

Dividends received by shareholders may be subject to Irish dividend withholding tax and/or Irish income tax.

In certain circumstances, Covidien, as an Irish tax resident company, will be required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to its shareholders. In the majority of cases, shareholders resident in the U.S. will not be subject to Irish withholding tax, and shareholders resident in a number of other countries will not be subject to Irish withholding tax provided that they complete certain Irish dividend withholding tax forms. However, some shareholders may be subject to withholding tax, which could adversely affect the price of our shares.

Dividends paid in respect of Covidien shares will generally not be subject to Irish income tax where the beneficial owner of these dividends is exempt from dividend withholding tax, unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Covidien.

Covidien shareholders who receive their dividends subject to Irish dividend withholding tax will generally have no further liability to Irish income tax on the dividend unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Covidien.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
12/27/08 – 1/23/09	—	$—	—	$—
1/24/09 – 2/27/09	—	$—	—	$300,000,000
2/28/09 – 3/27/09	—	$—	—	$300,000,000

On January 28, 2009, our Board of Directors authorized a program to purchase up to $300 million of our common shares to partially offset dilution related to equity compensation plans. Shares may be repurchased from time to time, based on market conditions. No shares were repurchased under this program during the second quarter of fiscal 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual General Meeting of Shareholders on March 18, 2009, the shareholders elected all of the Company’s nominees for director, approved the amended and restated Covidien Ltd. 2007 Stock and Incentive Plan, as amended and restated, and appointed Deloitte and Touche LLP to serve as the Company’s independent auditors for the fiscal year ending September 25, 2009, with the Audit Committee authorized to set the auditors’ remuneration. Shares were voted on these three proposals as follows:

Proposal 1. To elect eleven (11) directors to hold office until the Company’s next Annual General Meeting of Shareholders:

Nominees	For	Against	Abstain
Craig Arnold	438,532,494	4,267,656	260,910
Robert H. Brust	406,350,120	35,628,326	1,082,613
John M. Connors, Jr.	438,069,675	4,656,901	334,484
Christopher J. Coughlin	440,889,094	1,850,549	321,417
Timothy H. Donahue	437,826,163	4,909,373	325,525
Kathy J. Herbert	438,379,805	4,444,465	236,790
Randall J. Hogan, III	426,785,652	15,939,007	336,401
Richard J. Meelia	437,223,932	5,500,373	336,754
Dennis H. Reilley	440,886,596	1,914,844	259,620
Tadataka Yamada	441,206,387	1,606,231	248,442
Joseph A. Zaccagnino	441,082,410	1,729,698	248,951

No broker non-votes were recorded on this Proposal 1.

Proposal 2. To approve the amended and restated Covidien Ltd. 2007 Stock and Incentive Plan:

For	Against	Abstain	Broker Non Vote
320,550,817	83,417,501	276,183	38,816,560

Proposal 3. Appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending September 25, 2009 and authorization of the Audit Committee to set the auditors’ remuneration:

For	Against	Abstain
442,026,034	798,564	236,462

No broker non-votes were recorded on this Proposal 3.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit
10.1	Covidien Ltd. Supplemental Savings and Retirement Plan, as amended and restated (filed herewith).

10.2	Covidien Ltd. 2007 Stock and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009).

10.3	Director Grant Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009).

10.4	Amendment No. 2 to Five-Year Senior Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2009).]

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith.)

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith.)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith.)

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

Date: May 4, 2009