Form 10-Q
period 2009-06-26
Covidien plc
filed 2009-07-30
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33259

(Commission File Number)

COVIDIEN PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland	98-0624794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cherrywood Business Park

Block G, First Floor

Loughlinstown, Co.

Dublin, Ireland

Telephone: +353 1 439-3000

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

The number of common shares outstanding as of July 24, 2009 was 502,452,010.

COVIDIEN PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN PLC

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

Quarters and Nine Months Ended June 26, 2009 and June 27, 2008

(in millions, except per share data)

	Quarters Ended		Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Net sales	$2,516	$2,595	$7,673	$7,337
Cost of products sold	1,147	1,202	3,439	3,434

Gross profit	1,369	1,393	4,234	3,903
Selling, general and administrative expenses	734	745	2,136	2,130
Research and development expenses	130	85	320	238
In-process research and development charges	59	10	79	22
Restructuring charges	5	4	17	73
Shareholder settlements, net of insurance recoveries	—	4	183	35

Operating income	441	545	1,499	1,405
Interest expense	(43)	(48)	(131)	(164)
Interest income	8	10	20	30
Other income, net	7	13	22	196

Income from continuing operations before income taxes	413	520	1,410	1,467
Income tax expense	140	189	592	442

Income from continuing operations	273	331	818	1,025
Income (loss) from discontinued operations, net of income taxes	8	(62)	33	(73)

Net income	$281	$269	$851	$952

Basic earnings per share:
Income from continuing operations	$0.54	$0.66	$1.62	$2.05
Income (loss) from discontinued operations	0.02	(0.12)	0.06	(0.15)
Net income	0.56	0.54	1.69	1.91
Diluted earnings per share:
Income from continuing operations	$0.54	$0.65	$1.62	$2.03
Income (loss) from discontinued operations	0.02	(0.12)	0.06	(0.14)
Net income	0.56	0.53	1.68	1.89
Weighted-average number of shares outstanding:
Basic	503	500	504	499
Diluted	505	505	506	504

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN PLC

CONSOLIDATED AND COMBINED BALANCE SHEETS

At June 26, 2009 and September 26, 2008

(in millions, except share data)

	June 26, 2009	September 26, 2008
Assets
Current Assets:
Cash and cash equivalents	$1,221	$1,208
Accounts receivable trade, less allowance for doubtful accounts of $40 and $46	1,633	1,704
Inventories	1,343	1,280
Shareholder settlement receivables	160	16
Prepaid expenses and other current assets	651	734
Assets held for sale	351	347

Total current assets	5,359	5,289
Property, plant and equipment, net	2,502	2,476
Goodwill	5,976	5,821
Intangible assets, net	1,519	1,218
Due from former parent and affiliates	598	585
Other assets	720	614

Total Assets	$16,674	$16,003

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$5	$19
Accounts payable	467	522
Shareholder settlement liabilities	299	28
Accrued and other current liabilities	1,205	1,424
Liabilities associated with assets held for sale	90	105

Total current liabilities	2,066	2,098
Long-term debt	3,004	2,986
Income taxes payable	1,531	1,398
Guaranteed contingent tax liabilities	707	707
Other liabilities	1,232	1,067

Total Liabilities	8,540	8,256
Commitments and contingencies (Note 15)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.20 par value, 1,000,000,000 authorized; 502,045,305 and 503,162,277 outstanding	100	101
Additional paid-in capital	6,309	6,258
Retained earnings	1,308	681
Accumulated other comprehensive income	417	707

Total Shareholders’ Equity	8,134	7,747

Total Liabilities and Shareholders’ Equity	$16,674	$16,003

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN PLC

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Nine Months Ended June 26, 2009 and June 27, 2008

(in millions)

	Nine Months Ended
	June 26, 2009	June 27, 2008
Cash Flows From Operating Activities:
Net income	$851	$952
(Income) loss from discontinued operations, net of income taxes	(33)	73

Income from continuing operations	818	1,025
Adjustments to reconcile net cash provided by continuing operating activities:
Change in receivable from former parent and affiliates related to Tax Sharing Agreement	(22)	(200)
Non-cash restructuring charges	—	18
In-process research and development charges	79	22
Depreciation and amortization	303	293
Equity-based compensation expense	58	59
Deferred income taxes	(58)	3
Provision for losses on accounts receivable and inventory	52	50
Shareholder settlements	183	—
Other non-cash items	58	34
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	37	(117)
Inventories	(123)	(133)
Accounts payable	(57)	27
Income taxes	105	78
Accrued and other liabilities	(46)	95
Payment of shareholder and class action settlements	(56)	(1,257)
Other	(141)	90

Net cash provided by continuing operating activities	1,190	87

Net cash provided by discontinued operating activities	21	61

Net cash provided by operating activities	1,211	148

Cash Flows From Investing Activities:
Capital expenditures	(272)	(253)
Acquisition-related payments, net of cash acquired	(543)	(157)
Acquisition of licenses and technology	(47)	(1)
Sale of investments	23	3
Divestitures, net of cash retained by businesses sold	7	272
Decrease in restricted cash	2	25
Release of interest in class action settlement fund	—	1,257
Other	(3)	16

Net cash (used in) provided by continuing investing activities	(833)	1,162

Net cash used in discontinued investing activities	(16)	(23)

Net cash (used in) provided by investing activities	(849)	1,139

Cash Flows From Financing Activities:
Net issuance of commercial paper	23	142
Repayment of debt	(18)	(3,797)
Issuance of debt	—	2,727
Dividends paid	(242)	(239)
Repurchase of common shares	(76)	(3)
Proceeds from exercise of share options	9	100
Transfers from discontinued operations	6	38
Other	—	(9)

Net cash used in continuing financing activities	(298)	(1,041)

Net cash used in discontinued financing activities	(6)	(38)

Net cash used in financing activities	(304)	(1,079)

Effect of currency rate changes on cash	(45)	11
Net increase in cash and cash equivalents	13	219
Cash and cash equivalents at beginning of period	1,208	872

Cash and cash equivalents at end of period	$1,221	$1,091

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Basis of Presentation

Basis of Presentation—The accompanying financial statements reflect the consolidated operations of Covidien plc (formerly Covidien Ltd.) and its subsidiaries. The unaudited financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim results reported. The year-end balance sheet data were derived from audited financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended September 26, 2008. These financial statements were issued on July 30, 2009 and subsequent events have been evaluated through that date.

In December 2008, the Company’s Board of Directors approved moving the Company’s principal executive office from Bermuda to Ireland. At a special court-ordered meeting of shareholders on May 28, 2009, Covidien Ltd. shareholders voted in favor of a reorganization proposal pursuant to which all Covidien Ltd. common shares would be cancelled and all holders of such shares would receive ordinary shares of Covidien plc on a one-for-one basis. The reorganization transaction was completed on June 4, 2009, following approval from the Supreme Court of Bermuda, at which time Covidien plc replaced Covidien Ltd. as the ultimate parent company. Shares of the Irish company, Covidien plc, began trading on the New York Stock Exchange on June 5, 2009 under the symbol “COV,” the same symbol under which Covidien Ltd. shares were previously traded.

Recently Adopted Accounting Pronouncements—In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted SFAS No. 161 during the second quarter of fiscal 2009. The disclosures required by SFAS No. 161 are presented in Note 12.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company adopted SFAS No. 157 during the first quarter of fiscal 2009, except with respect to certain non-financial assets and liabilities, for which the effective date is fiscal 2010. The adoption of SFAS No. 157 did not have an impact on our results of operations, financial condition or cash flows. The disclosures required by SFAS No. 157 are presented in Note 12.

Recently Issued Accounting Pronouncements—In December 2008, the FASB issued Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP requires enhanced disclosures about plan assets of a defined benefit pension or other postretirement plan, with the intent to provide users of financial statements with an understanding of (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. These disclosures are required for the Company in fiscal 2010.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value, including any interests retained by the seller. These fair value provisions will be applied to contingent consideration, in-process research and development and acquisition contingencies. Purchase accounting adjustments will be reflected during the period in which an acquisition was originally recorded. Additionally, the new standard requires the capitalization of certain amounts of acquired in-process research and development and expensing of acquisition-related restructuring actions and transaction costs. Finally, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. SFAS No. 141(R) is effective for the Company for acquisitions closing during and subsequent to the first quarter of fiscal 2010.

2. Acquisition and License Agreements

VNUS Medical Technologies, Inc.—In June 2009, the Company’s Medical Devices segment acquired VNUS Medical Technologies, Inc. (“VNUS”), a developer of medical devices for minimally invasive treatment of venous reflux disease. The total purchase price, including deal costs, is expected to be $517 million. As of June 26, 2009, the Company has paid $457 million, net of cash acquired of $42 million. The acquisition of VNUS expands the Company’s portfolio of vascular intervention products and its presence in the vascular market.

The Company’s preliminary allocation of the purchase price for VNUS is as follows (dollars in millions):

Current assets (including cash of $42)	$98
Intangible assets (including in-process research and development)	348
Other non-current assets	37
Goodwill (non-tax deductible)	168

Total assets acquired	651
Current liabilities	18
Deferred tax liabilities (non-current)	112
Other non-current liabilities	4

Total liabilities assumed	134

Net assets acquired	$517

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Intangible assets acquired include $59 million assigned to in-process research and development that was written off at the date of acquisition. The remaining $289 million of intangible assets relates to $237 million of completed technology with useful life of 11 years and $52 million of customer relationships with a weighted-average useful life of 12 years.

The $59 million in-process research and development charge is related to an alternative minimally invasive device for the treatment of varicose veins and venus reflux that VNUS is developing, which has not yet received regulatory approval. As of the date of acquisition, this technology was not considered to be technologically feasible or to have any alternative future use. Design, testing, clinical trials and regulatory submission are required in order to bring the project to completion. The Company determined the valuation of the in-process research and development using, among other factors, appraisals. The value was based primarily on the discounted cash flow method and was discounted at a 31% rate, which was considered commensurate with the project’s risks and stage of development. Future residual cash flows that could be generated from the project were determined based upon management’s estimate of future revenue and expected profitability of the project and technology involved. These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the project to completion.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the acquisition of VNUS had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest income, intangible asset amortization and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts are not indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

	Quarters Ended		Nine Months Ended
	June 26, 2009(1)	June 27, 2008	June 26, 2009(1)	June 27, 2008
	(dollars in millions, except per share data)
Net sales	$2,539	$2,627	$7,748	$7,409
Income from continuing operations	317	327	846	1,001
Net income	325	265	879	928
Basic earnings per common share:
Income from continuing operations	$0.63	$0.65	$1.68	$2.01
Net income	0.65	0.53	1.75	1.86
Diluted earnings per common share:
Income from continuing operations	$0.63	$0.65	$1.67	$1.99
Net income	0.64	0.52	1.74	1.84

(1)	Excludes the $59 million in-process research and development charge associated with the acquisition of VNUS.

Nuvo Research Inc.—In June 2009, the Company’s Pharmaceutical Products segment entered into a licensing agreement with Nuvo Research Inc. (“Nuvo”). This licensing agreement grants Covidien commercial rights to market and distribute Pennsaid Lotion and Pennsaid Gel, product candidates for the treatment of osteoarthritis. Pennsaid Lotion has been submitted to the U.S. Food and Drug Administration for approval, while Pennsaid Gel is in development. This license arrangement included an up-front cash payment of $10 million, which was expensed to research and development and paid during the third quarter of fiscal 2009. Covidien is also responsible for all future development activities and expenses. In addition, Covidien may be required to make additional payments up to $120 million based upon the successful completion of specified regulatory and sales milestones, as well as royalty payments on future sales of the products.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Neuromed Development Inc.—In June 2009, the Company’s Pharmaceutical Products segment entered into a licensing agreement with Neuromed Development Inc. (“Neuromed”), a subsidiary of Neuromed Pharmaceuticals Ltd. This licensing agreement grants Covidien commercial rights to market and distribute in the United States Exalgo™ (hydromorphone HCl), a pain management drug candidate, for an up-front cash payment of $10 million. This up-front fee was expensed to research and development and paid during the third quarter of fiscal 2009. Exalgo™ was originally developed by Alza Corporation (“ALZA”), which subsequently licensed the U.S. rights to Neuromed. Under the license arrangement with Neuromed, Covidien is obligated to make additional payments up to $73 million in aggregate to Neuromed and ALZA based upon the successful completion of specified development and regulatory milestones. During the third quarter of fiscal 2009, $10 million of such milestone payments were expensed to research and development, $5 million of which was paid. Covidien will also contribute up to $16 million toward additional development costs incurred by Neuromed, $2 million of which was paid to Neuromed during the third quarter of fiscal 2009. In addition, Covidien will pay Neuromed and ALZA royalties on any commercial sales of the developed product.

3. Discontinued Operations

During the first quarter of fiscal 2008, the Company decided to sell its Specialty Chemical business within the Pharmaceutical Products segment, its Retail Products segment and its European Incontinence Products business within the Medical Supplies segment because their products and customer bases were not aligned with the Company’s long-term strategic objectives. These businesses are included in discontinued operations for all periods presented. The Retail Products segment and the European Incontinence Products businesses were sold in fiscal 2008. Activity to dispose of the Specialty Chemical business is ongoing.

Retail Products segment—During fiscal 2008, the Company entered into a definitive sale agreement to divest its Retail Products segment for gross cash proceeds of $330 million, subject to working capital adjustments. During the third quarter of fiscal 2008, the Company received gross cash proceeds of $319 million upon completion of the sale. Deal costs and other adjustments resulted in net cash proceeds of $313 million, which was used to repay a portion of the Company’s outstanding borrowings under its revolving credit facility. During the first nine months of fiscal 2008, the Company recorded a $104 million pre-tax loss on sale from discontinued operations related to the Retail Products segment, which included charges totaling $75 million recorded during the first six months of fiscal 2008, to write down the business to its fair value less cost to sell. Fair value used for the impairment assessment was based on the sale agreement. The loss on sale was adjusted through the first quarter of fiscal 2009 by $12 million in contingent payments due to Covidien and net proceeds from the sale of a remaining Retail Products facility.

European Incontinence business—During the third quarter of fiscal 2008, the Company also disposed of its European Incontinence business. As a condition of the sale, the Company was required to contribute cash of $41 million into the business prior to the closing of the transaction. During the first nine months of fiscal 2008, the Company recorded a $74 million pre-tax loss on sale from discontinued operations related to the European Incontinence business, which includes charges totaling $23 million recorded during the first six months of fiscal 2008, to write down the business to its fair value less costs to sell. Fair value used for the impairment assessment was based on the sale agreement.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Financial Information—Net sales, income from operations and (loss) income on disposition of discontinued operations are as follows (dollars in millions):

	Quarters Ended		Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Net sales	$102	$161	$307	$752

Income from operations, net of income tax provision (benefit) of $7, $(6), $19 and $36	$8	$20	$29	$39
(Loss) income on disposition, net of income tax provision (benefit) of $—, $2, $2 and $(66)	—	(82)	4	(112)

Income (loss) from discontinued operations, net of income taxes	$8	$(62)	$33	$(73)

Balance sheet information for assets classified as held for sale is as follows (dollars in millions):

	June 26, 2009	September 26, 2008
Accounts receivable, net	$50	$54
Inventories	66	67
Prepaid expenses and other current assets	17	17
Property, plant and equipment, net	129	119
Goodwill	25	25
Other intangibles, net	55	55
Other non-current assets	9	10

Assets held for sale	$351	$347

Accounts payable	$24	$36
Accrued and other current liabilities	15	15
Other liabilities	51	54

Liabilities associated with assets held for sale	$90	$105

The disclosures which follow exclude activity or balances associated with amounts classified as discontinued operations.

4. Restructuring Charges

Fiscal 2007 Program

In fiscal 2007, the Company launched a $150 million restructuring program, primarily in its Medical Devices segment. This program included exiting unprofitable product lines in low-growth and declining-growth markets, reducing excess machine capacity, moving production to lower cost alternatives through plant consolidations and outsourcing initiatives, and relocating certain functions. During the nine months ended June 27, 2008, the Company recorded charges of $73 million comprised of restructuring charges of $55 million and asset impairment charges of $18 million. The restructuring charges primarily related to reductions in workforce within the Medical Devices segment. The impairment charge of $18 million relates to the write-down of specific long-lived assets of a manufacturing facility within the Medical Devices segment, which has been closed as a result of cost savings initiatives. The Company has incurred $134 million of restructuring charges under this program through June 26, 2009.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Fiscal 2009 Program

In fiscal 2009, the Company launched a restructuring program designed to improve the Company’s cost structure and to deliver improved operational growth. This program includes actions across all four segments, as well as corporate. The Company expects to incur charges as these actions are undertaken of approximately $200 million under this program, most of which is expected to occur by the end of 2010. During the quarter and nine months ended June 26, 2009, the Company recorded restructuring charges of $5 million and $17 million, respectively, primarily related to severance costs.

At September 26, 2008, restructuring liabilities of $58 million were included in the balance sheet. The Company utilized $28 million during the nine months ended June 26, 2009, the majority of which related to employee termination benefits. Currency translation resulted in an additional $6 million decrease in restructuring liabilities. At June 26, 2009, $41 million of restructuring liabilities were included in the balance sheet.

5. Income Taxes

Income tax expense was $140 million and $189 million on income from continuing operations before income taxes of $413 million and $520 million for the quarters ended June 26, 2009 and June 27, 2008, respectively. This resulted in effective tax rates of 33.9% and 36.3% for the third quarters of fiscal 2009 and 2008, respectively. The decrease in the effective tax rate for the third quarter of fiscal 2009, compared with the same prior year period, resulted from the implementation of the Company’s tax planning strategies, discussed further below, partially offset by $49 million of incremental in-process research and development charges, for which no tax benefit was recorded.

Income tax expense was $592 million and $442 million on income from continuing operations before income taxes of $1.410 billion and $1.467 billion for the first nine months of fiscal 2009 and 2008, respectively. This resulted in effective tax rates of 42.0% and 30.1% for the first nine months of fiscal 2009 and 2008, respectively. The significant increase in the effective tax rate for the first nine months of fiscal 2009, compared with the same prior year periods, resulted from withholding tax incurred on repatriated earnings. During the second quarter of fiscal 2009, the Company provided for U.S. and non-U.S. income taxes and a 5% withholding tax in the amount of $156 million on earnings that were repatriated in the second quarter in connection with the implementation of the Company’s tax planning strategies. In addition, the increase in the effective tax rate for the nine months ended June 26, 2009 was due to charges of $183 million related to the Company’s portion of Tyco International’s shareholder settlements and its portion of Tyco International’s estimated cost to settle all of the remaining outstanding securities cases and $57 million of incremental in-process research and development charges, for which no tax benefit was recorded.

The Company’s and its subsidiaries income tax returns are periodically examined by various tax authorities. During 2007, the U.S. Internal Revenue Service (“IRS”) concluded its field examination of certain of Tyco International’s, including Covidien’s, U.S. federal income tax returns for the years 1997 through 2000, during which time the Company was a subsidiary of Tyco International and issued Revenue Agent’s Reports in May and June of 2007, which reflected the IRS’s determination of proposed tax adjustments for the periods under audit. Tyco International has appealed certain of the proposed tax adjustments totaling approximately $1 billion. It is the Company’s understanding that Tyco International intends to vigorously defend its previously filed tax return positions.

In December 2007, the IRS commenced an examination of Tyco International’s, including Covidien’s, U.S. federal income tax returns for the years 2001 through 2004, during which time the Company was a subsidiary of Tyco International. In connection with the examination, Tyco International has submitted amendments to its U.S. federal income tax returns for the periods through 2004. Tyco International continues to have on-going

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

discussions with the IRS concerning the 2001 through 2004 examination and it is reasonably possible that Tyco International may reach agreement on certain issues within the examination with the IRS over the next 12 months. Therefore, the Company believes it is reasonably possible that it may have significant increases to its unrecognized tax benefits within the next 12 months or could be required to make cash payments sooner than currently expected. Accordingly, settlement of these issues may have a material impact on the Company’s results of operations, financial condition or cash flows.

The Company may be required to make adjustments resulting from examinations and further analysis of our historical filing positions. However, other than as noted above, the Company does not believe any adjustments resulting from the ultimate resolution of these matters will have a material impact on its results of operations, financial condition or cash flows. The Company may also be required to accrue and pay additional taxes for contingencies not related to Covidien as a result of the Tax Sharing Agreement.

6. Earnings per Share

The reconciliations between basic and diluted earnings per share from continuing operations are as follows (in millions, except per share data):

	Quarters Ended
	June 26, 2009			June 27, 2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per common share:
Income from continuing operations	$273	503	$0.54	$331	500	$0.66
Diluted earnings per common share:
Share options and restricted shares	—	2		—	5

Income from continuing operations giving effect to dilutive adjustments	$273	505	$0.54	$331	505	$0.65

	Nine Months Ended
	June 26, 2009			June 27, 2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per common share:
Income from continuing operations	$818	504	$1.62	$1,025	499	$2.05
Diluted earnings per common share:
Share options and restricted shares	—	2		—	5

Income from continuing operations giving effect to dilutive adjustments	$818	506	$1.62	$1,025	504	$2.03

The computation of diluted earnings per share for the quarter and nine months ended June 26, 2009 excludes the effect of the potential exercise of options to purchase approximately 17 million and 16 million shares, respectively, because the effect would have been anti-dilutive. The computation of diluted earnings per share for the quarter and nine months ended June 27, 2008 excludes the effect of the potential exercise of options to purchase approximately 5 million and 10 million shares, respectively, because the effect would have been anti-dilutive.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7. Comprehensive Income

Comprehensive income consists of the following (dollars in millions):

	Quarters Ended		Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Net income	$281	$269	$851	$952
Currency translation	81	(50)	(289)	318
Unrealized gain (loss) on derivatives, net of income taxes	1	1	—	(5)
Unrealized gain (loss) on securities, net of income taxes	—	1	(5)	1
Change related to benefit plans, net of income taxes	(2)	—	4	(2)

Total comprehensive income	$361	$221	$561	$1,264

8. Inventories

Inventories consist of (dollars in millions):

	June 26, 2009	September 26, 2008
Purchased materials and manufactured parts	$293	$256
Work in process	348	238
Finished goods	702	786

Inventories	$1,343	$1,280

9. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows (dollars in millions):

	Medical Devices	Imaging Solutions	Pharmaceutical Products	Medical Supplies	Total
Goodwill at September 26, 2008	$5,087	$255	$252	$227	$5,821
Acquisitions	179	—	—	—	179
Currency translation	(24)	—	—	—	(24)

Goodwill at June 26, 2009	$5,242	$255	$252	$227	$5,976

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The gross carrying amount and accumulated amortization of intangible assets are as follows (dollars in millions):

	June 26, 2009			September 26, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Unpatented technology	$578	$216	20 years	$549	$195	21 years
Patents and trademarks	927	328	15 years	659	310	18 years
Customer lists	156	40	16 years	97	34	18 years
Other	163	71	29 years	163	67	29 years

Total	1,824	$655	18 years	1,468	$606	20 years
Non-Amortizable:
Trademarks	350			356

Total intangible assets	$2,174	$655		$1,824	$606

Intangible asset amortization expense for the quarter ended June 26, 2009 and June 27, 2008 was $19 million and $18 million, respectively. Intangible asset amortization expense for the nine months ended June 26, 2009 and June 27, 2008 was $56 million and $57 million, respectively. The estimated aggregate amortization expense is expected to be $82 million for fiscal 2009, $98 million for fiscal 2010, $96 million for fiscal 2011, $95 million for fiscal 2012, $94 million for fiscal 2013 and $93 million for fiscal 2014.

10. Debt

Debt is as follows (dollars in millions):

	June 26, 2009	September 26, 2008
Current maturities of long-term debt:
Capital lease obligations	$5	$19

Long-term debt:
Commercial paper program	194	171
5.2% senior notes due October 2010	250	250
5.5% senior notes due October 2012	500	500
6.0% senior notes due October 2017	1,150	1,150
6.6% senior notes due October 2037	850	850
Capital lease obligations	41	45
Other	19	20

Total long-term debt	3,004	2,986

Total debt	$3,009	$3,005

During the third quarter of fiscal 2009, the Company amended its senior notes, commercial paper program and its $1.425 billion five-year unsecured senior revolving credit facility expiring in 2012 to add Covidien plc as a guarantor. In addition, the credit facility was amended such that borrowings under the facility now bear interest, at the Company’s option, at a base rate or LIBOR, plus a margin dependent on the Company’s credit default

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

swap rate (subject to a floor and a cap that is dependent upon the Company’s credit ratings). Prior to this amendment, the margin was dependent on the Company’s credit ratings and the amount drawn under the facility.

11. Retirement Plans

The net periodic benefit cost for the Company’s defined benefit retirement plans and postretirement plans is as follows (dollars in millions):

	Quarters Ended		Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Service cost	$5	$6	$16	$17
Interest cost	14	14	42	44
Expected return on plan assets	(10)	(13)	(30)	(39)
Amortization of prior service benefit	(1)	(1)	(3)	(3)
Amortization of net actuarial loss	3	2	10	7
Plan settlements, curtailment and special termination benefits	1	1	1	1

Net periodic benefit cost	$12	$9	$36	$27

The Company anticipates that, at a minimum, it will make required contributions of $27 million to its U.S. and non-U.S. pension plans in fiscal 2009. In addition, the Company expects to make contributions to its postretirement benefit plans of $11 million in fiscal 2009. During the nine months ended June 26, 2009, the Company contributed $22 million and $5 million to its pension and postretirement plans, respectively.

12. Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The risks that are managed by using derivative instruments relate to interest rate exposure, foreign exchange exposure and commodity price exposure. Interest rate lock contracts were entered into prior to the issuance of the fixed rate senior notes to manage the risk of changes in interest rates prior to issuance of the debt. Foreign currency option and forward contracts are used to economically manage the foreign exchange exposures of operations outside the United States. Swap contracts on various commodities are periodically entered into to manage the price risk associated with forecasted purchases of commodities used in the Company’s manufacturing processes.

The company recognizes all derivative instruments as either assets or liabilities at fair value in the balance sheet. The Company has designated the interest rate lock contracts and certain commodity swap contracts as cash flow hedges. The Company has not designated the foreign currency forward and option contracts as hedging instruments.

Cash Flow Hedges

Interest Rate Exposure—During fiscal 2007, Covidien International Finance S.A. (“CIFSA”), an indirect wholly-owned subsidiary of the Company, entered into a series of forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of the fixed rate senior notes. The rate locks had an aggregate notional value of $1.3 billion and were designated as cash flow hedges at inception. The rate locks were terminated at multiple intervals in fiscal 2007 and fiscal 2008 prior to the issuance of the fixed rate senior notes. The termination of the rate locks resulted in an aggregate loss of $61 million, substantially all of which was considered to be highly effective, and was recorded within accumulated other comprehensive income.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The losses recorded within accumulated other comprehensive income will be reclassified to earnings through interest expense over the terms of the notes. The Company does not currently hold any other interest rate-related derivative instruments.

A $55 million loss associated with interest rate lock contracts designated as cash flow hedging instruments was included in accumulated other comprehensive income at June 26, 2009. During the quarter and nine months ended June 26, 2009, the amount of loss reclassified from accumulated other comprehensive income to interest expense associated with the interest rate lock was insignificant.

Derivative not Designated as Hedging Instruments

Foreign Exchange Exposures—The Company’s operations outside the United States are significant and as a consequence the Company has both transactional and translational foreign exchange exposure. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions denominated in certain foreign currencies, principally the Euro, Japanese yen, British pound and Canadian dollar. All forward and option contracts are recorded on the balance sheet at fair value. At June 26, 2009, the Company had foreign currency forward and option contracts outstanding with a net notional amount of $186 million. These contracts do not meet the necessary criteria to qualify for hedge accounting, and accordingly, all associated changes in fair value are recognized in earnings.

The fair value of foreign exchange forward and option contracts not designated as hedging instruments is as follows (dollars in millions):

June 26, 2009
Prepaid expenses and other current assets(1)	$44
Accrued and other current liabilities(1)	50

(1)	The table above depicts contracts on a gross basis; however, such derivative assets and liabilities are netted for presentation in the financial statements if certain criteria are met.

The net gain on foreign exchange forward and option contracts not designated as hedging instruments and related hedged items included in selling, general and administrative expenses was $11 million and $44 million for the quarter and nine months ended June 26, 2009, respectively.

The following table provides a summary of significant assets and liabilities that are measured at fair value on a recurring basis as of June 26, 2009 (dollars in millions):

	June 26, 2009	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency contracts	$44	$—	$44	$—
Liabilities
Foreign currency contracts	$50	$—	$50	$—

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, amounts due from former parent and affiliates, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments approximated their carrying values as of both June 26, 2009 and September 26, 2008. It is not practicable to estimate the fair value of the amounts due from former parent and affiliates.

13. Equity

Share Repurchases—During fiscal 2009, the board of directors authorized a program to purchase up to $300 million of the Company’s common shares to partially offset dilution related to equity compensation plans. Shares may be repurchased from time to time, based on market conditions. During the third quarter of fiscal 2009, the Company repurchased approximately 2 million common shares for $71 million under this program. The Company also repurchases shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. In addition, the Company repurchases shares to settle certain option exercises. During the first nine months of fiscal 2009, an additional $5 million was spent to acquire shares in connection with such share-based awards. The Company retired all shares held in treasury during the third quarter of fiscal 2009.

Dividends—Dividend payments were $242 million during the first nine months of fiscal 2009. On July 22, 2009, the Board of Directors declared a quarterly cash dividend of $0.16 per share to shareholders of record at the close of business on August 4, 2009. The dividend is payable on August 25, 2009.

14. Transactions with Former Parent and Affiliates

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

COVIDIEN PLC

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

If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party’s fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and be required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of the agreed upon share of its, Tyco International’s and Tyco Electronics’ tax liabilities.

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

Income Tax Receivables—The Company is the primary obligor to the taxing authorities for $1.531 billion of contingent tax liabilities which were recorded on the balance sheet at June 26, 2009. In accordance with the Tax Sharing Agreement, the Company shares certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The actual amounts that Covidien may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years.

In addition, pursuant to the terms of the Tax Sharing Agreement, the Company recorded a long-term receivable from Tyco International and Tyco Electronics of $598 million which is classified as due from former parent and affiliates on the balance sheet at June 26, 2009. This receivable primarily reflects 58% of the non-current income taxes payable subject to the Tax Sharing Agreement. If Tyco International and Tyco

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Electronics default on their obligations to the Company under the Tax Sharing Agreement, the Company would be liable for the entire amount of these liabilities. Adjustments to receivables related to the Tax Sharing Agreement are recorded in other income.

During the quarter and nine months ended June 26, 2009, the Company recorded other income of $7 million and $22 million, respectively, and corresponding increases to its receivable from Tyco International and Tyco Electronics, pursuant to the Tax Sharing Agreement. During the quarter and nine months ended June 27, 2008, the Company recorded other income of $15 million and $200 million, respectively, and a corresponding increase to its receivable from Tyco International and Tyco Electronics. Other income for the nine months ended June 27, 2008 includes $180 million, which primarily reflects the indirect effect of adopting FIN 48.

Guaranteed Tax Liabilities—Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities; Covidien assumed and is responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon separation from Tyco International using appraisals and a liability was recorded on the Company’s balance sheet.

Each reporting period, the Company evaluates the potential loss which it believes is probable as a result of its commitments under the agreements. To the extent such potential loss exceeds the amount recorded on the balance sheet; an adjustment will be required to increase the recorded liabilities to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance exists. As a result, the liability generally will be reduced upon the Company’s release from its obligations under the agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. At both June 26, 2009 and September 26, 2008, a liability of $707 million relating to these guarantees remained on the Company’s balance sheet.

15. Commitments and Contingencies

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

Patent Litigation

The Company and Applied Medical Resources Corp. (“Applied Medical”) are involved in the following patent infringement actions related to trocar products used in minimally invasive surgical procedures:

(1)

Applied Medical Resources Corp. v. United States Surgical (“U.S. Surgical”) is a patent infringement action that was filed in the United States District Court for the Central District of California on July 31, 2003. U.S. Surgical is a subsidiary of the Company. The complaint alleges that U.S. Surgical’s

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Versaseal Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical’s motion for summary judgment of non-infringement. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanded the case for further proceedings. On January 9, 2007, the district court entered an order that denied both parties’ motions for summary judgment on the grounds that material facts remain in dispute. On February 20, 2008, following a five week trial, a jury returned a verdict finding that U.S. Surgical’s product does not infringe Applied Medical’s ‘553 patent. On April 29, 2008, the district court denied Applied Medical’s post-trial motion seeking judgment as a matter of law or, alternatively, a new trial. Following this ruling, Applied Medical appealed to the United States Court of Appeals for the Federal Circuit seeking a new trial. Oral argument in that appeal took place on November 6, 2008. On February 24, 2009, the federal appeals court affirmed the district court’s denial of Applied Medical’s request for a new trial.

(2)	Tyco Healthcare Group LP v. Applied Medical Resources Corp. is a patent infringement action that was filed in the United States District Court for the Eastern District of Texas, Lufkin Division, on July 19, 2006. The complaint alleges that Applied Medical’s “Universal Seal” in its trocar product infringes the Company’s U.S. Patent No. 5,304,143, No. 5,685,854, No. 5,542,931, No. 5,603,702 and No. 5,895,377. The Company is seeking injunctive relief and unspecified monetary damages. Trial is scheduled to begin on January 11, 2010.

Becton Dickinson and Company (“Becton Dickinson”) v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the District of Delaware on December 23, 2002. The complaint alleges that the Company’s Monoject Magellan safety needle and safety blood collector products infringe Becton Dickinson’s U.S. Patent No. 5,348,544. Following trial, on October 26, 2004, the jury returned a verdict finding that the Company willfully infringed Becton Dickinson’s patent and awarded Becton Dickinson $4 million in lost profits damages and reasonable royalty damages. In post-trial proceedings, the Company filed motions for judgment as a matter of law, or, alternatively, for a new trial. Becton Dickinson filed a post-trial motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a motion for a permanent injunction. On March 31, 2006, the trial court issued a memorandum and order on the parties’ post-trial motions denying the Company’s motion for judgment as a matter of law; granting the Company’s motion for a new trial on the issue of infringement; and denying Becton Dickinson’s motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a permanent injunction. On November 30, 2007, following the new trial, a jury returned a verdict finding that the Company infringed Becton Dickinson’s patent. Before submitting the case to the jury, the district court granted judgment as a matter of law in the Company’s favor finding that the Company did not willfully infringe Becton Dickinson’s patent. The Company has filed post-trial motions in the district court for judgment as a matter of law, or, in the alternative, for a new trial. Becton Dickinson has filed a motion for permanent injunction. On September 11, 2008, the district court denied the Company’s motion for a new trial. On October 17, 2008 the district court denied the Company’s motion for judgment as a matter of law. On October 29, 2008, the district court awarded Becton Dickinson $58 million in damages and prejudgment interest; ordered a post-verdict accounting for additional damages that have accrued since the trial’s conclusion; and ordered a permanent injunction precluding the Company from selling the Monoject Magellan safety needle products that the jury found to have infringed. The injunction took effect on December 17, 2008. The Company has appealed to the United States Court of Appeals for the Federal Circuit. The Company has launched redesigned products that it believes do not infringe Becton Dickinson’s patent. The Company has assessed the status of this matter and has concluded that it is more likely than not that the infringement finding will be overturned, and, further, intends to

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the financial statements with respect to any damage award.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Products Liability Litigation—Mallinckrodt Inc., a subsidiary of the Company, is one of four manufacturers of gadolinium-based contrast agents involved in litigation alleging that administration of these agents causes development of a recently-identified disease, nephrogenic systemic fibrosis, in a small number of patients with advanced renal impairment. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of Ohio and cases in various state courts. Generally, complaints allege design and manufacturing defects, failure to warn, breach of warranty, fraud and violations of various state consumer protection laws. The Company believes that it has meritorious defenses to these complaints and will vigorously defend against them. As of June 26, 2009, there were approximately 60 cases in which the plaintiff has either

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

documented or specifically alleged use of the Company’s product, Optimark. The cases are in various stages of the discovery process. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, the Company believes that the final resolution of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Asbestos Matters

Mallinckrodt Inc. is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims, based principally on allegations of past distribution of products incorporating asbestos. A limited number of the cases allege premises liability, based on claims that individuals were exposed to asbestos while on Mallinckrodt’s property. Each case typically names dozens of corporate defendants in addition to Mallinckrodt. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos.

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of June 26, 2009, there were approximately 10,700 asbestos liability cases pending against Mallinckrodt.

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

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flow is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 26, 2009, the Company concluded that it was probable that it would incur remedial costs in the range of $127 million to $248 million. As of June 26, 2009, the Company concluded that the best estimate within this range was $142 million, of which $13 million was included in accrued and other current liabilities and $129 million was included in other liabilities on the balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

Mallinckrodt LLC, a subsidiary of the Company, owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982. Mallinckrodt is responsible for the costs of completing an environmental site investigation required by the United States Environmental Protection Agency (“EPA”) and the Maine

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Department of Environmental Protection (“MDEP”). Based on the site investigation, Mallinckrodt submitted a Corrective Measures Study plan and identified a preferred alternative which was submitted to the EPA and MDEP for approval in 2004. MDEP disagreed with the proposed alternative and served a compliance order on Mallinckrodt LLC and United States Surgical Corporation in December 2008. The compliance order included a directive to remove a significant volume of soils at the site. The Company disagrees with this approach and is vigorously challenging both the process of issuing the compliance order and the ultimate remedy selection described in the compliance order.

On December 19, 2008, Mallinckrodt filed an appeal with the Maine Board of Environmental Protection (“Maine Board”) to challenge the terms of the compliance order. Mallinckrodt, MDEP and the Maine Board have been in preliminary proceedings to address numerous procedural issues. Dates have been scheduled for witness testimony to be submitted in late fall 2009; however, no hearing date has been scheduled. In addition, the Company has challenged both the process of issuing the compliance order and the ultimate remedy selection described in the order in a lawsuit filed by Mallinckrodt and United States Surgical Corporate in the United States District Court for the District of Maine on December 5, 2008. On May 20, 2009, the court issued an order dismissing this lawsuit on abstention grounds. The cost of full compliance with MDEP’s order has not been estimated due to the uncertainties in the pending litigation. Accordingly, such cost is not included in the estimate described above. Mallinckrodt is the only remaining party responsible for remediation at this site.

The Company recorded asset retirement obligations (“AROs”) for the estimated future costs primarily associated with legal obligations to decommission two facilities within the Imaging Solutions segment. As of June 26, 2009 and September 26, 2008, the Company’s AROs were $99 million and $97 million, respectively. The slight increase in AROs during the nine months ended June 26, 2009 resulted from interest accretion for the nine months ended June 26, 2009, partially offset by foreign currency translation. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

Compliance Matters

Tyco International has received and responded to various allegations that certain improper payments were made in recent years by Tyco International subsidiaries, including subsidiaries which are now part of the Company. During 2005, Tyco International reported to the U.S. Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”) the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act (“FCPA”), that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. The Company will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. To date, the baseline review and other compliance reviews have revealed that some business practices may not comply with Covidien and FCPA requirements. At this time, the Company cannot predict the outcome of these matters or other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, which may result from an adverse resolution of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its results of operations, financial condition or cash flows.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Tyco International Legal Proceedings

As discussed in Note 14, pursuant to the Separation and Distribution Agreement, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities. Tyco International and certain of its former directors and officers are named defendants in a number of class actions alleging violations of the disclosure provisions of the federal securities laws and also are named as defendants in several ERISA class actions. Tyco International is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, Tyco International’s insurance carriers may decline coverage, or Tyco International’s coverage may be insufficient to cover its expenses and liability, in some or all of these matters. The Company’s share of any losses resulting from an adverse resolution of those matters is not estimable and may have a material adverse effect on its results of operations, financial condition or cash flows.

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

Other Securities and ERISA-related matters—The settlement did not resolve all securities cases, and several remain outstanding. In addition, the settlement did not release claims arising under ERISA and the lawsuits arising thereunder. The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco International had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco International. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. In March 2009, Tyco International reached agreement with two of these opt-out plaintiffs, the State of Colorado and Franklin Investment Advisors, pursuant to which Tyco International agreed to pay approximately $19 million and $42 million, respectively, to settle the cases. During the first nine months of fiscal 2009, Covidien recorded charges of $26 million for its portion of these settlements in accordance with the sharing percentages included in the Separation and Distribution Agreement.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In light of these and other recent settlements, the reserves for unresolved legacy Tyco International-related securities matters (including the remaining opt-out claims, the Stumpf v. Tyco International Ltd. class action law suit and outstanding ERISA matters) was reassessed by Tyco International and the best estimate for probable loss was determined to be $375 million. During the second quarter of fiscal 2009, Covidien recorded a charge of $157 million for its portion of the estimated cost to settle these unresolved matters in accordance with the sharing percentages included in the Separation and Distribution Agreement. During the third quarter of fiscal 2009, Tyco International agreed to settle with five of the remaining plaintiffs that had opted-out of the class action settlement and with the ERISA plaintiffs for a total of approximately $269 million. In accordance with the sharing percentages included in the Separation and Distribution Agreement, the Company’s share of these settlements is approximately $113 million, which was within the range of loss previously provided for during the second quarter of fiscal 2009. Although Covidien believes the remaining liability reflects the best estimate of the probable loss related to the unresolved Tyco International-related legacy securities claims, the ultimate resolution of these matters could result in a greater or less liability than estimated.

During the first nine months of fiscal 2008, Tyco International agreed to settle with two of the plaintiffs that had opted-out of the class action settlement, the State of New Jersey and Ballard, pursuant to which Tyco International paid approximately $73 million and $36 million, respectively, to settle the cases. During the first nine months of fiscal 2008, the Company recorded charges totaling $46 million for its portion of these settlements in accordance with the sharing percentages included in the Separation and Distribution Agreement. In addition, during the first nine months of fiscal 2008, Tyco International received insurance recoveries related to its class action settlement totaling $25 million. Accordingly, Covidien recorded income of $11 million for its portion of these recoveries also in accordance with the sharing percentages included in the Separation and Distribution Agreement.

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

16. Segment Data

Selected information by business segment is presented in the following tables (dollars in millions):

	Quarters Ended		Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Net sales(1):
Medical Devices	$1,734	$1,781	$5,022	$5,031
Imaging Solutions	299	319	840	914
Pharmaceutical Products	245	257	1,095	717
Medical Supplies	238	238	716	675

	$2,516	$2,595	$7,673	$7,337

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Quarters Ended		Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Operating income:
Medical Devices	$458	$494	$1,359	$1,350
Imaging Solutions	18	32	60	75
Pharmaceutical Products	40	86	545	219
Medical Supplies	38	39	101	107
Corporate	(113)	(106)	(566)	(346)

	$441	$545	$1,499	$1,405

Change in Segment Reporting Structure—During the fourth quarter of fiscal 2009, the Company will be changing its internal segment reporting structure such that the Pharmaceutical Products and the Imaging Solutions segments will be combined into a single operating segment. The Company’s pharmaceutical and imaging products businesses both face similar challenges including a lengthy product development cycle and extensive regulation by various agencies, such as the U.S. Food and Drug Administration. Integrating these businesses will further allow the Company to better utilize internal resources and achieve cost synergies. In addition, the Company realigned its operating segments such that operations formerly managed by the Medical Devices segment that related to the sale and production of SharpSafety and Clinical Care products are now managed by the Medical Supplies segment. Subsequent to the acquisition of VNUS, the Company determined that the marketing strategies and sales call points associated with these products are better aligned with the businesses within the Medical Supplies segment. The segment information provided above does not reflect this change as it will not be effected internally until the Company’s fourth fiscal quarter.

17. Covidien International Finance S.A.

In December 2006, prior to the separation from Tyco International Ltd., CIFSA was formed. CIFSA, a Luxembourg company, is a holding company that owns, directly or indirectly, all of the operating subsidiaries of Covidien plc. CIFSA is the issuer of the Company’s senior notes and commercial paper and the borrower under the revolving credit facility, all of which are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd., the owners of CIFSA. Covidien plc was incorporated on January 16, 2009 and as discussed in Note 1 replaced Covidien Ltd. as the ultimate parent company on June 4, 2009. The following information provides the composition of the Company’s income, assets, liabilities, equity and cash flows by relevant group within the Company: Covidien plc and Covidien Ltd. as the guarantors, CIFSA as issuer of the debt and the operating companies that represent assets of CIFSA. There are no other subsidiary guarantees. Consolidating financial information for Covidien plc, Covidien Ltd. and CIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF INCOME

Quarter Ended June 26, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,516	$—	$2,516
Cost of products sold	—	—	—	1,147	—	1,147

Gross profit	—	—	—	1,369	—	1,369
Selling, general and administrative expenses	1	4	—	729	—	734
Research and development expenses	—	—	—	130	—	130
In-process research and development charge	—	—	—	59	—	59
Restructuring charges	—	—	—	5	—	5

Operating (loss) income	(1)	(4)	—	446	—	441
Interest expense	—	—	(43)	—	—	(43)
Interest income	—	—	—	8	—	8
Other income	—	—	—	7	—	7
Equity in net income of subsidiaries	47	316	348	—	(711)	—
Intercompany interest and fees	(10)	(20)	11	19	—	—

Income from continuing operations before income taxes	36	292	316	480	(711)	413
Income tax expense	—	—	—	140	—	140

Income from continuing operations	36	292	316	340	(711)	273
Income from discontinued operations, net of income taxes	—	—	—	8	—	8

Net income	$36	$292	$316	$348	$(711)	$281

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF INCOME

Quarter Ended June 27, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$2,595	$—	$2,595
Cost of products sold	—	—	1,202	—	1,202

Gross profit	—	—	1,393	—	1,393
Selling, general and administrative expenses	8	1	736	—	745
Research and development expenses	—	—	85	—	85
In-process research and development charges	—	—	10	—	10
Restructuring charges	—	—	4	—	4
Shareholder settlement, net of insurance recoveries	4	—	—	—	4

Operating (loss) income	(12)	(1)	558	—	545
Interest expense	—	(47)	(1)	—	(48)
Interest income	—	1	9	—	10
Other income (expense)	15	—	(2)	—	13
Equity in net income of subsidiaries	258	300	—	(558)	—
Intercompany interest and fees	8	5	(13)	—	—

Income from continuing operations before income taxes	269	258	551	(558)	520
Income tax expense	—	—	189	—	189

Income from continuing operations	269	258	362	(558)	331
Loss from discontinued operations, net of income taxes	—	—	(62)	—	(62)

Net income	$269	$258	$300	$(558)	$269

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended June 26, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,673	$—	$7,673
Cost of products sold	—	—	—	3,439	—	3,439

Gross profit	—	—	—	4,234	—	4,234
Selling, general and administrative expenses	1	15	1	2,119	—	2,136
Research and development expenses	—	—	—	320	—	320
In-process research and development charges	—	—	—	79	—	79
Restructuring charges	—	—	—	17	—	17
Shareholder settlements	—	—	—	183	—	183

Operating (loss) income	(1)	(15)	(1)	1,516	—	1,499
Interest expense	—	—	(131)	—	—	(131)
Interest income	—	—	1	19	—	20
Other income	—	10	—	12	—	22
Equity in net income of subsidiaries	47	947	1,047	—	(2,041)	—
Intercompany interest and fees	(10)	(80)	31	59	—	—

Income from continuing operations before income taxes	36	862	947	1,606	(2,041)	1,410
Income tax expense	—	—	—	592	—	592

Income from continuing operations	36	862	947	1,014	(2,041)	818
Income from discontinued operations, net of income taxes	—	—	—	33	—	33

Net income	$36	$862	$947	$1,047	$(2,041)	$851

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended June 27, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$7,337	$—	$7,337
Cost of products sold	—	—	3,434	—	3,434

Gross profit	—	—	3,903	—	3,903
Selling, general and administrative expenses	24	2	2,104	—	2,130
Research and development expenses	—	—	238	—	238
In-process research and development charges	—	—	22	—	22
Restructuring charges	—	—	73	—	73
Shareholder settlements, net of insurance recoveries	35	—	—	—	35

Operating (loss) income	(59)	(2)	1,466	—	1,405
Interest expense	—	(157)	(7)	—	(164)
Interest income	1	2	27	—	30
Other income (expense)	200	—	(4)	—	196
Equity in net income of subsidiaries	808	955	—	(1,763)	—
Intercompany interest and fees	2	10	(12)	—	—

Income from continuing operations before income taxes	952	808	1,470	(1,763)	1,467
Income tax expense	—	—	442	—	442

Income from continuing operations	952	808	1,028	(1,763)	1,025
Loss from discontinued operations, net of income taxes	—	—	(73)	—	(73)

Net income	$952	$808	$955	$(1,763)	$952

CONDENSED CONSOLIDATING BALANCE SHEET

At June 26, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$4	$—	$40	$1,177	$—	$1,221
Accounts receivable trade, net	—	—	—	1,633	—	1,633
Inventories	—	—	—	1,343	—	1,343
Shareholder settlement receivables	—	—	—	160	—	160
Intercompany receivable	—	61	—	21	(82)	—
Prepaid expenses and other current assets	1	—	—	650	—	651
Assets held for sale	—	—	—	351	—	351

Total current assets	5	61	40	5,335	(82)	5,359
Property, plant and equipment, net	—	—	—	2,502	—	2,502
Goodwill	—	—	—	5,976	—	5,976
Intangible assets, net	—	—	—	1,519	—	1,519
Due from former parent and affiliates	—	—	—	598	—	598
Investment in subsidiaries	8,138	8,544	12,960	—	(29,642)	—
Intercompany loans receivables	—	94	9,316	10,815	(20,225)	—
Other assets	—	—	17	703	—	720

Total Assets	$8,143	$8,699	$22,333	$27,448	$(49,949)	$16,674

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$—	$5	$—	$5
Accounts payable	—	—	—	467	—	467
Shareholder settlement liabilities	—	—	—	299	—	299
Intercompany payable	9	14	—	59	(82)	—
Accrued and other current liabilities	—	—	35	1,170	—	1,205
Liabilities associated with assets held for sale	—	—	—	90	—	90

Total current liabilities	9	14	35	2,090	(82)	2,066
Long-term debt	—	—	2,939	65	—	3,004
Income taxes payable	—	—	—	1,531	—	1,531
Guaranteed contingent tax liabilities	—	—	—	707	—	707
Intercompany loans payable	—	547	10,815	8,863	(20,225)	—
Other liabilities	—	—	—	1,232	—	1,232

Total Liabilities	9	561	13,789	14,488	(20,307)	8,540
Shareholders’ Equity	8,134	8,138	8,544	12,960	(29,642)	8,134

Total Liabilities and Shareholders’ Equity	$8,143	$8,699	$22,333	$27,448	$(49,949)	$16,674

CONDENSED CONSOLIDATING BALANCE SHEET

At September 26, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$181	$1,027	$—	$1,208
Accounts receivable trade, net	—	—	1,704	—	1,704
Inventories	—	—	1,280	—	1,280
Shareholder settlement receivables	16	—	—	—	16
Intercompany receivable	3	—	—	(3)	—
Prepaid expenses and other current assets	5	—	729	—	734
Assets held for sale	—	—	347	—	347

Total current assets	24	181	5,087	(3)	5,289
Property, plant and equipment, net	3	—	2,473	—	2,476
Goodwill	—	—	5,821	—	5,821
Intangible assets, net	—	—	1,218	—	1,218
Due from former parent and affiliates	585	—	—	—	585
Investment in subsidiaries	8,026	12,345	—	(20,371)	—
Intercompany loans receivables	94	9,468	10,989	(20,551)	—
Other assets	—	17	597	—	614

Total Assets	$8,732	$22,011	$26,185	$(40,925)	$16,003

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$19	$—	$19
Accounts payable	—	—	522	—	522
Shareholder settlement liabilities	28	—	—	—	28
Intercompany payable	—	3	—	(3)	—
Accrued and other current liabilities	82	77	1,265	—	1,424
Liabilities associated with assets held for sale	—	—	105	—	105

Total current liabilities	110	80	1,911	(3)	2,098
Long-term debt	—	2,916	70	—	2,986
Income taxes payable	—	—	1,398	—	1,398
Guaranteed contingent tax liabilities	707	—	—	—	707
Intercompany loans payable	168	10,989	9,394	(20,551)	—
Other liabilities	—	—	1,067	—	1,067

Total Liabilities	985	13,985	13,840	(20,554)	8,256
Shareholders’ Equity	7,747	8,026	12,345	(20,371)	7,747

Total Liabilities and Shareholders’ Equity	$8,732	$22,011	$26,185	$(40,925)	$16,003

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 26, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$—	$(99)	$(141)	$1,430	$—	$1,190

Net cash provided by discontinued operating activities	—	—	—	21	—	21

Net cash (used in) provided by operating activities	—	(99)	(141)	1,451	—	1,211

Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(272)	—	(272)
Acquisition-related payments, net of cash acquired	—	—	—	(543)	—	(543)
Acquisition of licenses and technology	—	—	—	(47)	—	(47)
Sale of investments	—	—	—	23	—	23
Divestitures, net of cash retained by businesses sold	—	—	—	7	—	7
Decrease in intercompany loans	—	—	(22)	—	22	—
Other	—	—	—	(1)	—	(1)

Net cash used in continuing investing activities	—	—	(22)	(833)	22	(833)

Net cash used in discontinued investing activities	—	—	—	(16)	—	(16)

Net cash used in investing activities	—	—	(22)	(849)	22	(849)

Cash Flows From Financing Activities:
Net issuance of commercial paper	—	—	23	—	—	23
Repayment of debt	—	—	—	(18)	—	(18)
Dividends paid	—	(242)	—	—	—	(242)
Repurchase of common shares	—	(76)	—	—	—	(76)
Proceeds from exercise of share options	1	8	—	—	—	9
Transfers from discontinued operations	—	—	—	6	—	6
Loan borrowings from (repayments to) parent	—	378	—	(356)	(22)	—
Other	3	31	(1)	(33)	—	—

Net cash provided by (used in) continuing financing activities	4	99	22	(401)	(22)	(298)

Net cash used in discontinued financing activities	—	—	—	(6)	—	(6)

Net cash provided by (used in) financing activities	4	99	22	(407)	(22)	(304)

Effect of currency rate changes on cash	—	—	—	(45)	—	(45)
Net increase (decrease) in cash and cash equivalents	4	—	(141)	150	—	13
Cash and cash equivalents at beginning of period	—	—	181	1,027	—	1,208

Cash and cash equivalents at end of period	$4	$—	$40	$1,177	$—	$1,221

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 27, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(1,233)	$(111)	$1,431	$—	$87

Net cash provided by discontinued operating activities	—	—	61	—	61

Net cash (used in) provided by operating activities	(1,233)	(111)	1,492	—	148

Cash Flows From Investing Activities:
Capital expenditures	(2)	—	(251)	—	(253)
Acquisition-related payments, net of cash acquired	—	—	(157)	—	(157)
Divestitures, net of cash retained by businesses sold	—	—	272	—	272
Decrease in restricted cash	—	—	25	—	25
Release of interest in class action settlement fund	1,257	—	—	—	1,257
Decrease in intercompany loans	—	1,301	—	(1,301)	—
Other	—	—	18	—	18

Net cash provided by (used in) continuing investing activities	1,255	1,301	(93)	(1,301)	1,162

Net cash used in discontinued investing activities	—	—	(23)	—	(23)

Net cash provided by (used in) investing activities	1,255	1,301	(116)	(1,301)	1,139

Cash Flows From Financing Activities:
Net issuance of commercial paper	—	142	—	—	142
Repayment of debt	—	(3,750)	(47)	—	(3,797)
Issuance of debt	—	2,727	—	—	2,727
Dividends paid	(239)	—	—	—	(239)
Proceeds from exercise of share options	100	—	—	—	100
Transfers from discontinued operations	—	—	38	—	38
Loan borrowings from (repayments to) parent	120	—	(1,421)	1,301	—
Other	(3)	(17)	8	—	(12)

Net cash used in continuing financing activities	(22)	(898)	(1,422)	1,301	(1,041)

Net cash used in discontinued financing activities	—	—	(38)	—	(38)

Net cash used in financing activities	(22)	(898)	(1,460)	1,301	(1,079)

Effect of currency rate changes on cash	—	—	11	—	11
Net increase (decrease) in cash and cash equivalents	—	292	(73)	—	219
Cash and cash equivalents at beginning of period	—	—	872	—	872

Cash and cash equivalents at end of period	$—	$292	$799	$—	$1,091

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the accompanying notes included in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008, and in “Forward-Looking Statements.”

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

•	Imaging Solutions includes the development, manufacture and marketing of radiopharmaceuticals and contrast products.

•	Pharmaceutical Products includes the development, manufacture and distribution of specialty pharmaceuticals and active pharmaceutical ingredients.

•	Medical Supplies includes the development, manufacture and sale of nursing care products, medical surgical products and original equipment manufacturer products (OEM).

Recent Developments

Reorganization—In December 2008, our Board of Directors approved moving our principal executive office from Bermuda to Ireland. At a special court-ordered meeting of shareholders on May 28, 2009, Covidien Ltd. shareholders voted in favor of a reorganization proposal pursuant to which all Covidien Ltd. common shares would be cancelled and all holders of such shares would receive ordinary shares of Covidien plc on a one-to-one basis. The reorganization transaction was completed on June 4, 2009, following approval from the Supreme Court of Bermuda at which time Covidien plc replaced Covidien Ltd. as the ultimate parent company. Shares of the Irish company, Covidien plc, began trading on the New York Stock Exchange on June 5, 2009 under the symbol “COV,” the same symbol under which Covidien Ltd. shares were previously traded.

We believe incorporation in Ireland will offer increased strategic flexibility and operational benefits as we continue to expand the rapidly growing international portion of our business. We do not expect the reorganization will have any material impact on our financial results.

Change in Segment Reporting Structure—During the fourth quarter of fiscal 2009, we will be changing our internal segment reporting structure such that the Pharmaceutical Products and the Imaging Solutions segments will be combined into a single operating segment. Our pharmaceutical and imaging products businesses both face similar challenges including a lengthy product development cycle and extensive regulation by various agencies, such as the U.S. Food and Drug Administration (“FDA”). Integrating these businesses will further allow us to better utilize internal resources and achieve cost synergies. In addition, we realigned our operating segments such that operations formerly managed by the Medical Devices segment that related to the sale and production of SharpSafety and Clinical Care products are now managed by the Medical Supplies segment. Subsequent to the acquisition of VNUS, we determined that the marketing strategies and sales call points associated with these products are better aligned with the businesses within the Medical Supplies segment. The segment information discussed in “Results of Operations—Analysis of Operating Results by Segment” does not reflect this change as it will not be effected internally until our fourth fiscal quarter.

Strategic Acquisition, License Agreements and Divestitures

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

In June 2009, our Medical Devices segment acquired VNUS Medical Technologies, Inc. (“VNUS”), a developer of medical devices for minimally invasive treatment of venous reflux disease. The total purchase price, including deal costs, is expected to be $517 million. As of June 26, 2009, we have paid $457 million, net of cash acquired of $42 million. The acquisition of VNUS expands our portfolio of vascular intervention products and our presence in the vascular market.

In June 2009, our Pharmaceutical Products segment entered into a licensing agreement with Nuvo Research Inc. (“Nuvo”). This licensing agreement grants us commercial rights to market and distribute Pennsaid Lotion and Pennsaid Gel, product candidates for the treatment of osteoarthritis. Pennsaid Lotion has been submitted to the FDA for approval, while Pennsaid Gel is in development. This license arrangement included an up-front cash payment of $10 million, which was expensed to research and development and paid during the third quarter of fiscal 2009. We are also responsible for all future development activities and expenses. In addition, we may be required to make additional payments up to $120 million based upon the successful completion of specified regulatory and sales milestones, as well as royalty payments on future sales of the products.

In June 2009, our Pharmaceutical Products segment entered into a licensing agreement with Neuromed Development Inc. (“Neuromed”), a subsidiary of Neuromed Pharmaceuticals Ltd. This licensing agreement grants Covidien commercial rights to market and distribute in the United States Exalgo™ (hydromorphone HCl), a pain management drug candidate, for an up-front cash payment of $10 million. This up-front fee was expensed to research and development and paid during the third quarter of fiscal 2009. Exalgo™ was originally developed by Alza Corporation (“ALZA”), which subsequently licensed the U.S. rights to Neuromed. Under the license arrangement with Neuromed, Covidien is obligated to make additional payments up to $73 million in aggregate to Neuromed and ALZA based upon the successful completion of specified development and regulatory milestones. During the third quarter of fiscal 2009, $10 million of such milestone payments were expensed to research and development, $5 million of which was paid. We will also contribute up to $16 million toward additional development costs incurred by Neuromed, $2 million of which was paid to Neuromed during the third quarter of fiscal 2009. In addition, we will pay Neuromed and ALZA royalties on any commercial sales of the developed product.

Restructuring Initiative

In fiscal 2009, we launched a restructuring program designed to improve our cost structure and to deliver improved operational growth. This program includes actions across all four segments, as well as corporate. We expect to incur charges as these actions are undertaken of approximately $200 million under this program, most of which is expected to occur by the end of 2010.

Results of Operations

The following table presents results of operations, including percentage of net sales (dollars in millions):

	Quarters Ended				Nine Months Ended
	June 26, 2009		June 27, 2008		June 26, 2009		June 27, 2008
Net sales	$2,516	100.0%	$2,595	100.0%	$7,673	100.0%	$7,337	100.0%
Cost of products sold	1,147	45.6	1,202	46.3	3,439	44.8	3,434	46.8

Gross profit	1,369	54.4	1,393	53.7	4,234	55.2	3,903	53.2
Selling, general and administrative expenses	734	29.2	745	28.7	2,136	27.8	2,130	29.0
Research and development expenses	130	5.2	85	3.3	320	4.2	238	3.2
In-process research and development charges	59	2.3	10	0.4	79	1.0	22	0.3
Restructuring charges	5	0.2	4	0.2	17	0.2	73	1.0
Shareholder settlements, net of insurance recoveries	—	—	4	0.2	183	2.4	35	0.5

Operating income	441	17.5	545	21.0	1,499	19.5	1,405	19.1
Interest expense	(43)	(1.7)	(48)	(1.8)	(131)	(1.7)	(164)	(2.2)
Interest income	8	0.3	10	0.4	20	0.3	30	0.4
Other income, net	7	0.3	13	0.5	22	0.3	196	2.7

Income from continuing operations before income taxes	413	16.4	520	20.0	1,410	18.4	1,467	20.0
Income taxes	140	5.6	189	7.3	592	7.7	442	6.0

Income from continuing operations	273	10.9	331	12.8	818	10.7	1,025	14.0
Income (loss) from discontinued operations, net of income taxes	8	0.3	(62)	(2.4)	33	0.4	(73)	(1.0)

Net income	$281	11.2	$269	10.4	$851	11.1	$952	13.0

Net sales—Our net sales decreased $79 million, or 3.0%, to $2.516 billion, in the third quarter of fiscal 2009, compared with the third quarter of fiscal 2008. Our net sales for the first nine months of fiscal 2009 increased $336 million, or 4.6%, to $7.673 billion, compared with the first nine months of fiscal 2008. The decrease in net sales for the third quarter of fiscal 2009 was primarily due to decreased sales in the Medical Devices segment. The increase in net sales for the first nine months of fiscal 2009 was primarily driven by $354 million in sales of oxycodone hydrochloride extended-release tablets within our Pharmaceutical Products segment. Unfavorable currency exchange rate fluctuations resulted in decreases to net sales of $143 million and $380 million for the third quarter and first nine months of fiscal 2009, respectively.

Our non-U.S. businesses generated net sales of $1.103 billion and $1.193 billion for the quarters ended June 26, 2009 and June 27, 2008, respectively, and $3.169 billion and $3.334 billion for the nine months ended June 26, 2009 and June 27, 2008, respectively. Our business outside the United States accounted for 44% and 46% of our net sales for the quarters ended June 26, 2009 and June 27, 2008, respectively, and 41% and 45% for the nine months ended June 26, 2009 and June 27, 2008, respectively. The decreases in the proportion of non-U.S. net sales are attributable to currency exchange rate fluctuations. In addition, the decrease in non-U.S. sales as a percentage of sales for the nine month period was also due to the sales of oxycodone hydrochloride extended-release tablets in the United States.

Net sales by geographic area are shown in the following table (dollars in millions):

	Quarters Ended
	June 26, 2009	June 27, 2008	Percentage Change	Percentage Change Due to Currency	Percentage Change Due to Operations
U.S.	$1,413	$1,402	1%	—%	1%
Other Americas	143	152	(6)	(18)	12
Europe	641	740	(13)	(15)	2
Asia-Pacific	319	301	6	(2)	8

	$2,516	$2,595	(3)	(5)	2

	Nine Months Ended
	June 26, 2009	June 27, 2008	Percentage Change	Percentage Change Due to Currency	Percentage Change Due to Operations
U.S.	$4,504	$4,003	13%	—%	13%
Other Americas	393	426	(8)	(19)	11
Europe	1,851	2,071	(11)	(15)	4
Asia-Pacific	925	837	11	1	10

	$7,673	$7,337	5	(5)	10

Costs of products sold—Cost of products sold was 45.6% and 44.8% of net sales in the third quarter and first nine months of fiscal 2009, respectively, compared with 46.3% and 46.8% of net sales in the third quarter and first nine months of fiscal 2008, respectively. The decrease in cost of products sold as a percent of net sales for the third quarter is primarily attributable to favorable sales mix in the Medical Devices segment and cost reductions. The decrease in cost of products sold as a percent of net sales for the first nine months of fiscal 2009 is primarily attributable to favorable sales mix in the Pharmaceutical Products segment, resulting largely from sales of oxycodone hydrochloride extended-release tablets, which resulted in a decrease of 2.0 percentage points.

Selling, general and administrative expenses—Selling, general and administrative expenses decreased $11 million to $734 million in the third quarter of fiscal 2009, compared with the third quarter of fiscal 2008, as planned increases in selling and marketing were more than offset by currency gains. Selling, general and administrative expenses increased $6 million to $2.136 billion for the first nine months of fiscal 2009, compared with the same prior year period. This increase was primarily due to an increase in legal and consulting costs, the majority of which related to $36 million in legal settlements, and planned growth in selling and marketing, which were partially offset by currency gains.

Research and development expenses—Research and development expense increased $45 million to $130 million and $82 million to $320 million, in the third quarter and nine months of fiscal 2009, respectively, compared with the same prior year periods. These increases resulted primarily from $32 million of incremental research and development expenses incurred in connection with the Nuvo and Neuromed license arrangements entered into by our Pharmaceutical Products segment during the third quarter of fiscal 2009. In addition, the increase for the nine month period was also due to increased spending in our Medical Devices segment. As a percentage of our net sales, research and development expense was 5.2% and 4.2% for the third quarter and first nine months of fiscal 2009, respectively, compared with 3.3% and 3.2% for the third quarter and first nine months of fiscal 2008.

In-process research and development charges— During the third quarter of fiscal 2009, our Medical Devices segment recorded a charge of $59 million for the write-off of in-process research and development associated with the acquisition of VNUS. The $59 million in-process research and development charge is related to an alternative minimally invasive device for the treatment of varicose veins and venus reflux that VNUS is developing, which has not yet received regulatory approval. As of the date of acquisition, this technology was not considered to be technologically feasible or to have any alternative future use. Design, testing, clinical trials and regulatory submission are required in order to bring the project to completion. If the device receives regulatory approval, we anticipate that it will occur in fiscal 2013 and be released to the market shortly thereafter. Management determined the valuation of the in-process research and development using, among other factors, appraisals. The value was based primarily on the discounted cash flow method and was discounted at a 31% rate, which was considered commensurate with the project’s risks and stage of development. Future residual cash flows that could be generated from the project were determined based upon management’s estimate of future revenue and expected profitability of the project and technology involved. These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the project to completion. There is no assurance that the underlying assumptions used to prepare the discounted cash flow analysis will not change or that the timely completion of the project to commercial success will occur. Actual results may differ from our estimates due to the inherent uncertainties associated with research and development projects. In addition to this $59 million charge, during the first nine months of fiscal 2009, our Medical Devices segment recorded a charge of $20 million for the write-off of in-process research and development associated with the acquisition of intellectual property.

During the third quarter of fiscal 2008, our Medical Devices and Imaging segments recorded in-process research and development charges totaling $10 million in connection with two small acquisitions. In addition to these charges, during the first nine months of fiscal 2008, our Medical Devices segment recorded a charge of $12 million for the write-off of in-process research and development associated with the acquisition of Scandius, a developer of medical devices for sports-related surgeries.

Restructuring charges—During the third quarter and first nine months of fiscal 2009, we recorded charges of $5 million and $17 million, respectively, primarily related to severance costs. During the third quarter and first nine months of fiscal 2008, we recorded charges of $4 million and $73 million, respectively. The charge for the first nine months of fiscal 2008 includes asset impairment charges of $18 million related to the write-down of specific long-lived assets of a manufacturing facility within our Medical Devices segment that has been closed as a result of cost savings initiatives. The remaining restructuring charges primarily relate to reductions in workforce also within Medical Devices.

Shareholder settlements, net of insurance recoveries—In March 2009, Tyco International reached agreements with the State of Colorado and Franklin Investment Advisors, pursuant to which Tyco International agreed to pay approximately $19 million and $42 million, respectively, to settle these cases. During the first nine months of fiscal 2009, Covidien recorded charges of $26 million for its portion of these settlements in accordance with the sharing percentages included in the Separation and Distribution Agreement. In light of these and other recent settlements, the reserves for unresolved legacy Tyco International-related securities matters was reassessed by Tyco International and the best estimate for probable loss was determined to be $375 million. During the first nine months of fiscal 2009, Covidien recorded an additional charge of $157 million for its portion of the estimated cost to settle these unresolved matters in accordance with the sharing percentages included in the Separation and Distribution Agreement. During the third quarter of fiscal 2009, Tyco International agreed to settle with five of the remaining plaintiffs that had opted-out of the class action settlement and with the ERISA plaintiffs for a total of approximately $269 million. In accordance with the sharing percentages included in the Separation and Distribution Agreement, our share of these settlements is approximately $113 million, which was within the range of loss previously provided for during the second quarter of fiscal 2009.

During the first nine months of fiscal 2008, Tyco International agreed to settle with two of the plaintiffs that had opted-out of the class action settlement, the State of New Jersey and Ballard, pursuant to which Tyco International paid approximately $73 million and $36 million, respectively, to settle the cases. During the first nine months of fiscal 2008, the Company recorded charges totaling $46 million for its portion of these settlements in accordance with the sharing percentages included in the Separation and Distribution Agreement. In addition, during the first nine months of fiscal 2008, Tyco International received insurance recoveries related to its class action settlement totaling $25 million. Accordingly, Covidien recorded income of $11 million for its portion of these recoveries also in accordance with the sharing percentages included in the Separation and Distribution Agreement.

Operating income—In the third quarter of fiscal 2009, operating income decreased $104 million to $441 million, compared with the third quarter of fiscal 2008. In the first nine months of fiscal 2009, operating income increased $94 million to $1.499 billion, compared with the same prior year period. Our operating margin was 17.5% and 19.5%, respectively, for the quarter and nine months ended June 26, 2009, compared with 21.0% and 19.1%, respectively, for the quarter and nine months ended June 27, 2008. The decrease in operating income in the third quarter of fiscal 2009 was primarily due to an increase in research and development expenditures of $94 million resulting primarily from the acquisition of VNUS and the Nuvo and Neuromed license arrangements and, to a lesser extent, lower sales and decreased gross profit. The increase in operating income for the first nine months of fiscal 2009 was primarily due to higher sales and increased gross profit and a $56 million decrease in restructuring charges, partially offset by a $148 million increase in net shareholder settlements and a $139 million increase in research and development expenditures resulting primarily from the acquisition of VNUS and the Nuvo and Neuromed license arrangements.

Analysis of Operating Results by Segment

Net sales by segment are shown in the following table (dollars in millions):

	Quarters Ended
	June 26, 2009	June 27, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
Medical Devices	$1,734	$1,781	(3)%	(7)%	4%
Imaging Solutions	299	319	(6)	(5)	(1)
Pharmaceutical Products	245	257	(5)	(3)	(2)
Medical Supplies	238	238	—	—	—

	$2,516	$2,595	(3)	(5)	2

	Nine Months Ended
	June 26, 2009	June 27, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
Medical Devices	$5,022	$5,031	—%	(6)%	6%
Imaging Solutions	840	914	(8)	(5)	(3)
Pharmaceutical Products	1,095	717	53	(3)	56
Medical Supplies	716	675	6	—	6

	$7,673	$7,337	5	(5)	10

Operating income by segment and as a percentage of segment net sales is shown in the following table (dollars in millions):

	Quarters Ended				Nine Months Ended
	June 26, 2009		June 27, 2008		June 26, 2009		June 27, 2008
Medical Devices	$458	26.4%	$494	27.7%	$1,359	27.1%	$1,350	26.8%
Imaging Solutions	18	6.0	32	10.0	60	7.1	75	8.2
Pharmaceutical Products	40	16.3	86	33.5	545	49.8	219	30.5
Medical Supplies	38	16.0	39	16.4	101	14.1	107	15.9
Corporate	(113)		(106)		(566)		(346)

	$441	17.5	$545	21.0	$1,499	19.5	$1,405	19.1

Medical Devices

Net sales for Medical Devices by groups of products and by geography for the third quarter of fiscal 2009 are as follows (dollars in millions):

	Quarters Ended
	June 26, 2009	June 27, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
Endomechanical Instruments	$570	$579	(2)%	(8)%	6%
Soft Tissue Repair Products	151	156	(3)	(10)	7
Energy Devices	222	213	4	(7)	11
Oximetry & Monitoring Products	155	161	(4)	(6)	2
Airway & Ventilation Products	189	204	(7)	(6)	(1)
Vascular Devices	153	138	11	(4)	15
SharpSafety Products	107	116	(8)	(1)	(7)
Clinical Care Products	98	104	(6)	(7)	1
Other Products	89	110	(19)	(6)	(13)

	$1,734	$1,781	(3)	(7)	4

	Quarters Ended
	June 26, 2009	June 27, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
U.S.	$779	$751	4%	—%	4%
Non-U.S.	955	1,030	(7)	(11)	4

	$1,734	$1,781	(3)	(7)	4

Net sales for the third quarter of fiscal 2009 decreased $47 million to $1.734 billion, compared with net sales for the third quarter of fiscal 2008. Unfavorable currency exchange fluctuations of $118 million during the third quarter of fiscal 2009 were partially offset by an increase in sales volume of endomechanical instruments, energy devices and vascular devices. The increase in sales volume for Endomechanical Instruments was primarily driven by continued demand for our Autosuture laparoscopic instruments worldwide. The increase in operational sales for Energy Devices resulted primarily from higher sales volume of vessel sealing products worldwide, partially offset by a decrease in capital equipment sales. Vascular Devices sales growth was primarily driven by increased sales in the United States, primarily resulting from compression products and acquisitions.

Operating income for the third quarter of fiscal 2009 decreased $36 million to $458 million, compared with the third quarter of fiscal 2008. Our operating margin was 26.4% for the third quarter of fiscal 2009, compared with 27.7% for the third quarter of fiscal 2008. The decrease in our operating income was primarily attributable to incremental in-process research and development charges of $52 million, partially offset by $13 million of impairment charges incurred in the prior year.

Net sales for Medical Devices by groups of products and by geography for the first nine months of fiscal 2009 are as follows (dollars in millions):

	Nine Months Ended
	June 26, 2009	June 27, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
Endomechanical Instruments	$1,631	$1,597	2%	(8)%	10%
Soft Tissue Repair Products	431	426	1	(10)	11
Energy Devices	635	592	7	(7)	14
Oximetry & Monitoring Products	470	478	(2)	(5)	3
Airway & Ventilation Products	551	597	(8)	(6)	(2)
Vascular Devices	433	395	10	(2)	12
SharpSafety Products	320	345	(7)	(1)	(6)
Clinical Care Products	294	304	(3)	(5)	2
Other Products	257	297	(13)	(8)	(5)

	$5,022	$5,031	—	(6)	6

	Nine Months Ended
	June 26, 2009	June 27, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
U.S.	$2,280	$2,140	7%	—%	7%
Non-U.S.	2,742	2,891	(5)	(11)	6

	$5,022	$5,031	—	(6)	6

Net sales for the first nine months of fiscal 2009 decreased $9 million to $5.022 billion, compared with the first nine months of fiscal 2008. Unfavorable currency exchange fluctuations of $311 million during the first nine months of fiscal 2009 were offset by increased sales volume of endomechanical instruments, energy devices, vascular devices and soft tissue repair products. The increase in sales volume for Endomechanical Instruments was primarily driven by continued demand for our Autosuture laparoscopic instruments worldwide. The increase in operational sales for Energy Devices resulted primarily from higher sales volume of vessel sealing products worldwide, partially offset by a decrease in capital equipment sales. Vascular Devices sales growth was primarily driven by increased sales of compression products in the United States. The increase in sales volume for Soft Tissue Repair Products was primarily due to hernia mesh products in the United States and, to a lesser extent, in Europe.

Operating income for the first nine months of fiscal 2009 increased $9 million to $1.359 billion, compared with the first nine months of fiscal 2008. Our operating margin was 27.1% for the first nine months of fiscal 2009, compared with 26.8% for the first nine months of fiscal 2008. The increase in our operating income was primarily attributable to a $60 million decrease in restructuring and increased gross margin on favorable sales mix, partially offset by a $60 million increase in-process research and development charges.

Imaging Solutions

Net sales for Imaging Solutions by groups of products and by geography for the third quarter of fiscal 2009 are as follows (dollars in millions):

	Quarters Ended
	June 26, 2009	June 27, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
Radiopharmaceuticals	$145	$147	(1)%	(5)%	4%
Contrast Products	154	172	(10)	(6)	(4)

	$299	$319	(6)	(5)	(1)

	Quarters Ended
	June 26, 2009	June 27, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
U.S.	$181	$183	(1)%	—%	(1)%
Non-U.S.	118	136	(13)	(13)	—

	$299	$319	(6)	(5)	(1)

Net sales for the third quarter of fiscal 2009 decreased $20 million, or 6%, to $299 million, compared with the third quarter of fiscal 2008. Unfavorable currency exchange fluctuations of $18 million and, to a lesser extent, decreased sales volume of contrast products in the United States, were partially offset by an increase in operational sales of Radiopharmaceuticals. Radiopharmaceuticals sales growth was driven by increased sales in the United States, primarily resulting from higher pricing.

Operating income for the third quarter of fiscal 2009 decreased $14 million to $18 million, compared with the third quarter of fiscal 2008. Our operating margin was 6.0% for the third quarter of fiscal 2009, compared with 10.0% for the third quarter of fiscal 2008. The decrease in operating income and margin was primarily due to increased legal costs and decreased gross profit resulting from the sales decline discussed above, partially offset by decreased selling and marketing expenses.

Net sales for Imaging Solutions by groups of products and by geography for the first nine months of fiscal 2009 are as follows (dollars in millions):

	Nine Months Ended
	June 26, 2009	June 27, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
Radiopharmaceuticals	$393	$423	(7)%	(4)%	(3)%
Contrast Products	447	491	(9)	(6)	(3)

	$840	$914	(8)	(5)	(3)

	Nine Months Ended
	June 26, 2009	June 27, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
U.S.	$503	$544	(8)%	—%	(8)%
Non-U.S.	337	370	(9)	(12)	3

	$840	$914	(8)	(5)	(3)

Net sales for the first nine months of fiscal 2009 decreased $74 million, or 8%, to $840 million, compared with the first nine months of fiscal 2008. Unfavorable currency exchange fluctuations contributed $45 million to the decrease in net sales for the segment. The remaining decrease primarily resulted from lower sales volume of contrast agents, continued pricing pressure in the United States for Contrast Products and lower sales volume of Radiopharmaceuticals. The decrease in Radiopharmaceuticals sales volume, which resulted from molybendum supply constraints due to the shut down of a third-party reactor, was partially offset by higher pricing.

Operating income for the first nine months of fiscal 2009 decreased $15 million to $60 million, compared with the first nine months of fiscal 2008. Our operating margin was 7.1% for the first nine months of fiscal 2009, compared with 8.2% for the first nine months of fiscal 2008. The decrease in operating income was primarily due to decreased gross profit resulting from the sales decline discussed above and increased manufacturing costs.

Pharmaceutical Products

Net sales for Pharmaceutical Products by groups of products and by geography for the third quarter of fiscal 2009 are as follows (dollars in millions):

	Quarters Ended
	June 26, 2009	June 27, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
Specialty Pharmaceuticals (formerly Dosage Pharmaceuticals)	$138	$139	(1)%	—%	(1)%
Active Pharmaceutical Ingredients	107	118	(9)	(5)	(4)

	$245	$257	(5)	(3)	(2)

	Quarters Ended
	June 26, 2009	June 27, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
U.S.	$215	$230	(7)%	—%	(7)%
Non-U.S.	30	27	11	(29)	40

	$245	$257	(5)	(3)	(2)

Net sales for the third quarter of fiscal 2009 decreased $12 million, or 5% to $245 million, compared with the third quarter of fiscal 2008. Active Pharmaceutical Ingredients net sales decreased $11 million, resulting primarily from unfavorable currency exchange rate fluctuations and, to a lesser extent, a decrease in sales of narcotic and peptide products, partially offset by increased sales of acetaminophen. Within Specialty Pharmaceuticals, decreased sales of branded pharmaceuticals were offset by increased sales of oxycodone immediate-release tablets.

Operating income for the third quarter of fiscal 2009 decreased $46 million to $40 million, compared with the third quarter of fiscal 2008. Our operating margin was 16.3% for the third quarter of fiscal 2009, compared with 33.5% for the third quarter of fiscal 2008. The decrease in operating income and margin was primarily due to $32 million of incremental research and development expenses incurred in connection with the Nuvo and Neuromed licensing arrangements entered into during the third quarter of fiscal 2009.

Net sales for Pharmaceutical Products by groups of products and by geography for the first nine months of fiscal 2009 are as follows (dollars in millions):

	Nine Months Ended
	June 26, 2009	June 27, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
Specialty Pharmaceuticals (formerly Dosage Pharmaceuticals)	$780	$381	105%	—%	105%
Active Pharmaceutical Ingredients	315	336	(6)	(7)	1

	$1,095	$717	53	(3)	56

	Nine Months Ended
	June 26, 2009	June 27, 2008	Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
U.S.	$1,005	$644	56%	—%	56%
Non-U.S.	90	73	23	(35)	58

	$1,095	$717	53	(3)	56

Net sales for the first nine months of fiscal 2009 increased $378 million, or 53%, to $1.095 billion, compared with the first nine months of fiscal 2008. The increase resulted from Specialty Pharmaceuticals sales, $354 million of which resulted from the license agreement entered into during the fourth quarter of fiscal 2008, which allowed us to sell limited quantities of oxycodone hydrochloride extended-release tablets for a limited period of time. We achieved the sales quantity of oxycodone hydrochloride extended-release tablets allowable under the agreement during the first six months of fiscal 2009; accordingly, there will be no further sales of such tablets.

Operating income for the first nine months of fiscal 2009 increased $326 million to $545 million, compared with the first nine months of fiscal 2008. Our operating margin was 49.8% for the first nine months of fiscal 2009, compared with 30.5% for the first nine months of fiscal 2008. The increase in operating income and margin was primarily due to the sales of oxycodone hydrochloride extended-release tablets discussed above. This increase in operating income was somewhat offset by increased research and development expenses primarily resulting from incremental expenses incurred in connection with the Nuvo and Neuromed licensing arrangements entered into during the third quarter of fiscal 2009.

Medical Supplies

Net sales for Medical Supplies by groups of products for the third quarter of fiscal 2009 are as follows (dollars in millions):

	Quarters Ended
	June 26, 2009	June 27, 2008	Percentage Change Due To Operations
Nursing Care Products	$133	$127	5%
Medical Surgical Products	69	71	(3)
Original Equipment Manufacturer Products	36	40	(10)

	$238	$238	—

Net sales of $238 million for the third quarter of fiscal 2009 remained level with third quarter of fiscal 2009. Increased sales of Nursing Care Products resulting from new products, particularly quilted and bariatric briefs, were offset by decreases in sales of Original Equipment Manufacturer and Medical Surgical Products.

Operating income for the third quarter of fiscal 2009 decreased slightly to $38 million, compared with $39 million for the third quarter of fiscal 2008. Our operating margin was 16.0% for the third quarter of fiscal 2009, compared with 16.4% for the third quarter of fiscal 2008. The decrease in operating margin was primarily due to an increase in general and administrative costs.

Net sales for Medical Supplies by groups of products for the first nine months of fiscal 2009 are as follows (dollars in millions):

	Nine Months Ended
	June 26, 2009	June 27, 2008	Percentage Change Due To Operations
Nursing Care Products	$394	$364	8%
Medical Surgical Products	212	206	3
Original Equipment Manufacturer Products	110	105	5

	$716	$675	6

Net sales for the first nine months of fiscal 2009 increased $41 million, or 6%, to $716 million, compared with the first nine months of fiscal 2008. Sales increased across all three product groups; however, the largest increase resulted from Nursing Care Products. The increase in net sales of Nursing Care Products was primarily driven by increased incontinence sales resulting from new products, particularly quilted and bariatric briefs.

Operating income for the first nine months of fiscal 2009 decreased $6 million to $101 million, compared with the first nine months of fiscal 2008. Our operating margin was 14.1% for the first nine months of fiscal 2009, compared with 15.9% for the first nine months of fiscal 2008. The decrease in operating income and margin was primarily due to increased manufacturing and, to a lesser extent, general and administrative costs. These increased costs were partially offset by more favorable sales mix resulting from our decision to exit some low margin contracts.

Corporate

Corporate expense was $113 million for the third quarter of fiscal 2009, compared to $106 million for the third quarter of fiscal 2008 and $566 million for the first nine months of fiscal 2009, compared to $346 million for the first nine months of fiscal 2008. The increase for the first nine months of fiscal 2009, compared with the same prior year period, was primarily due to $148 million of incremental shareholder settlement charges for our portion of Tyco International’s legal settlements with certain shareholders and our portion of the estimated cost to settle all of the remaining securities cases outstanding.

Non-Operating Items

Interest Expense and Interest Income

During the third quarters of fiscal 2009 and 2008, interest expense was $43 million and $48 million, respectively, and interest income was $8 million and $10 million, respectively. During the first nine months of fiscal 2009 and 2008, interest expense was $131 million and $164 million, respectively, and interest income was $20 million and $30 million, respectively. The decreases in interest expense for the third quarter and first nine months of fiscal 2009, compared with the same prior year periods, resulted from decreases in our average debt balances.

Discontinued Operations

During the first quarter of fiscal 2008, we decided to sell our Specialty Chemical business within the Pharmaceutical Products segment, our Retail Products segment and our European Incontinence Products business within the Medical Supplies segment because their products and customer bases were not aligned with our long-term strategic objectives. These businesses are included in discontinued operations for all periods presented. We sold both our Retail Products segment and our European Incontinence Products businesses in fiscal 2008. Activity to dispose of the Specialty Chemical business is ongoing.

Retail Products segment—During fiscal 2008, we entered into a definitive sale agreement to divest our Retail Products segment for gross cash proceeds of $330 million, subject to working capital adjustments. During the third quarter of fiscal 2008, we received gross cash proceeds of $319 million upon completion of the sale. Deal costs and other adjustments resulted in net cash proceeds of $313 million, which was used to repay a portion of the outstanding borrowings under our revolving credit facility. During the first nine months of fiscal 2008, we recorded a $104 million pre-tax loss on sale from discontinued operations related to the Retail Products segment, which included charges totaling $75 million recorded during the first six months of fiscal 2008, to write down the business to its fair value less cost to sell. Fair value used for the impairment assessment was based on the sale agreement. The loss on sale was adjusted through the first quarter of fiscal 2009 by $12 million in contingent payments due to Covidien and net proceeds from the sale of a remaining Retail Products facility.

European Incontinence business—During the third quarter of fiscal 2008, we also disposed of our European Incontinence business. As a condition of the sale, we were required to contribute cash of $41 million into the business prior to the closing of the transaction. During the first nine months of fiscal 2008, we recorded a $74 million pre-tax loss on sale from discontinued operations related to the European Incontinence business, which includes charges totaling $23 million recorded during the first six months of fiscal 2008, to write down the business to its fair value less costs to sell. Fair value used for the impairment assessment was based on the sale agreement.

Other Income, net

Other income of $7 million and $22 million for the third quarter and first nine months of fiscal 2009, respectively, relates to an increase to our receivable from Tyco International and Tyco Electronics, in accordance with the Tax Sharing Agreement discussed in Note 14 to our financial statements.

Other income, net of $13 million for the third quarter of fiscal 2008 includes other income of $15 million related to an increase to our receivable from Tyco International and Tyco Electronics, in accordance with the Tax Sharing Agreement. In addition to the other income discussed above, other income of $196 million for the nine months ended June 27, 2008 includes $180 million, which primarily reflects the indirect effect of adopting FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”

Income Taxes

Income tax expense was $140 million and $189 million on income from continuing operations before income taxes of $413 million and $520 million for the quarters ended June 26, 2009 and June 27, 2008, respectively. This resulted in effective tax rates of 33.9% and 36.3% for the third quarters of fiscal 2009 and 2008, respectively. The decrease in the effective tax rate for the third quarter of fiscal 2009, compared with the same prior year period, resulted from the implementation of our tax planning strategies discussed further below, partially offset by $49 million of incremental in-process research and development charges, for which no tax benefit was recorded.

Income tax expense was $592 million and $442 million on income from continuing operations before income taxes of $1.410 billion and $1.467 billion for the first nine months of fiscal 2009 and 2008, respectively. This resulted in effective tax rates of 42.0% and 30.1% for the first nine months of fiscal 2009 and 2008, respectively. The significant increases in the effective tax rate for the first nine months of fiscal 2009, compared with the same prior year period, resulted from withholding tax incurred on repatriated earnings. During the second quarter of fiscal 2009, we provided for U.S. and non-U.S. income taxes and a 5% withholding tax in the amount of $156 million on earnings that were repatriated in the second quarter in connection with the implementation of our tax planning strategies. In addition, the increase in the effective tax rate for the nine months ended June 26, 2009 was due to charges of $183 million related to our portion of Tyco International’s shareholder settlements and our portion of Tyco International’s estimated cost to settle all of the remaining outstanding securities cases and $57 million of incremental in-process research and development charges, for which no tax benefit was recorded.

Liquidity and Capital Resources

Factors driving our liquidity position include cash flows generated from operating activities, capital expenditures and investments in businesses and technologies. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to the capital markets. The economic downturn has impacted credit spreads and pricing on new securities issuances. However, the capital markets worldwide, including the United States, have shown some improvement in recent months. Our commercial paper program is backed by a credit facility which is predominately with institutions that, to date, appear to be relatively unaffected by the economic downturn. We continually monitor the situation but believe that our cash balances and other sources of liquidity, primarily our committed credit facility, will be sufficient to allow us to continue to invest in growth opportunities and fund operations for the foreseeable future.

Nine Months Ended June 26, 2009 Cash Flow Activity

The net cash provided by continuing operating activities of $1.190 billion was primarily attributable to net income in the first quarter of fiscal 2009, as adjusted for depreciation and amortization and the accrual for our portion of Tyco International-related shareholder settlements of $183 million. During the first nine months of fiscal 2009, we paid $129 million for U.S. and non-U.S. income taxes and withholding tax on earnings that were either repatriated or undistributed earnings not considered permanently reinvested in certain subsidiaries. In addition, we paid $56 million for our portion of Tyco International’s settlements with certain shareholders.

The net cash used in continuing investing activities of $833 million was primarily due to acquisition-related payments of $543 million, primarily associated with the acquisition of VNUS, and capital expenditures of $272 million. For the full year fiscal 2009, we expect capital expenditures to be in the range of $375 million to $425 million.

The net cash used in continuing financing activities of $298 million was primarily the result of dividend payments of $242 million and repurchases of our common shares totaling $76 million.

Capitalization

Shareholders’ equity was $8.134 billion, or $16.20 per share, at June 26, 2009, compared with $7.747 billion, or $15.40 per share, at September 26, 2008. Net income of $851 million was largely offset by unfavorable changes in foreign currency exchange rates of $289 million and dividends declared of $161 million.

At June 26, 2009, total debt was $3.009 billion and cash was $1.221 billion, compared with total debt of $3.005 billion and cash of $1.208 billion at September 26, 2008. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 27% at June 26, 2009, compared with 28% at September 26, 2008.

We are required to maintain an available unused balance under our $1.425 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. At June 26, 2009, we had $194 million of commercial paper outstanding and no amount outstanding under the credit facility.

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Dividends

Dividend payments were $242 million during the first nine months of fiscal 2009. On July 22, 2009, the Board of Directors declared a quarterly cash dividend of $0.16 per share to shareholders of record at the close of business on August 4, 2009. The dividend is payable on August 25, 2009.

Share Repurchases

During fiscal 2009, our Board of Directors authorized a program to purchase up to $300 million of our common shares to partially offset dilution related to equity compensation plans. Shares may be repurchased from time to time, based on market conditions. During the third quarter of fiscal 2009, we repurchased approximately 2 million common shares for $71 million under this program. No common shares were repurchased under this program during the first six months of fiscal 2009. We also repurchase shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. In addition, we repurchase shares to settle certain option exercises. During the first nine months of fiscal 2009, an additional $5 million was spent to acquire shares in connection with such share-based awards. We retired all shares held in treasury during the third quarter of fiscal 2009.

Commitments and Contingencies

Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect these proceedings to have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Note 15 to our financial statements and Part II, Item 1- Legal Proceedings provide further information regarding our legal proceedings.

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

In December 2007, the IRS commenced an examination of our U.S. federal income tax returns for the years 2001 through 2004, during which time we were a subsidiary of Tyco International. In connection with the examination, Tyco International has submitted amendments to its U.S. federal income tax returns for the periods through 2004. Tyco International continues to have on-going discussions with the IRS concerning the 2001 through 2004 examination and it is reasonably possible that Tyco International may reach agreement on certain issues within the examination with the IRS over the next 12 months. Therefore, we believe it is reasonably possible that we may have significant changes to our unrecognized tax benefits within the next 12 months or could be required to make cash payments sooner than currently expected. Accordingly, settlement of these issues may have a material impact on our results of operations, financial condition or cash flows.

We may be required to make adjustments resulting from examinations and further analysis of our historical filing positions. However, other than as noted above, we do not believe any adjustments resulting from the ultimate resolution of these matters will have a material impact on our results of operations, financial condition or cash flows. We may also be required to accrue and pay additional taxes for contingencies not related to us as a result of the Tax Sharing Agreement.

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

Each reporting period, we evaluate the potential loss which we believe is probable as a result of our commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on the balance sheet, an adjustment will be required to increase the recorded liabilities to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance exists. As a result, the liability generally will be reduced upon the Company’s release from its obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. At June 26, 2009 and September 26, 2008, a liability of $707 million relating to these guarantees remained on the balance sheet.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

We believe that our accounting policies for revenue recognition, inventories, property, plant and equipment, intangible assets, business combinations, goodwill, contingencies, pension and postretirement benefits, guarantees and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the quarter and nine months ended June 26, 2009, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our annual financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008.

Recently Adopted Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted SFAS No. 161 during the second quarter of fiscal 2009. The disclosures required by SFAS No. 161 are presented in Note 12 to our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. We adopted SFAS No. 157 during the first quarter of fiscal 2009, except with respect to certain non-financial assets and liabilities, for which the effective date is fiscal 2010. The adoption of SFAS No. 157 did not have an impact on our results of operations, financial condition or cash flows. The disclosures required by SFAS No. 157 are presented in Note 12 to our financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value, including any interests retained by the seller. These fair value provisions will be applied to contingent consideration, in-process research and development and acquisition contingencies. Purchase accounting adjustments will be reflected during the period in which an acquisition was originally recorded. Additionally, the new standard requires the capitalization of certain amounts of acquired in-process research and development and expensing of acquisition-related restructuring actions and transaction costs. Finally, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. SFAS No. 141(R) is effective for us for acquisitions closing during and subsequent to the first quarter of fiscal 2010.

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

The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We use foreign currency exchange forward and option contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions denominated in certain foreign currencies. Based on a sensitivity analysis of our existing contracts outstanding at June 26, 2009, a 10% appreciation of the U.S. dollar from the June 26, 2009 market rates would decrease the unrealized value of our contracts on our balance sheet by $74 million, while a 10% depreciation of the U.S. dollar would increase the unrealized value of contracts on our balance sheet by $59 million. However, such gains or losses on these contracts would ultimately be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

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

Our material weaknesses in controls over accounting for income taxes will not be considered remediated until new internal controls are operational for a period of time and are tested, and management and our independent registered public accounting firm conclude that these controls are operating effectively. Due to the nature of and time necessary to effectively remediate the material weaknesses identified to date, we have concluded that a material weakness in our internal control over financial reporting for accounting for income taxes continues to exist as of June 26, 2009.

We plan to implement further improvements to achieve appropriate levels of controls, reliability and sustainability in this area. We have ongoing initiatives to standardize, consolidate and upgrade various financial operating systems and eliminate many of the manual and redundant tasks previously performed under older systems or processes. These changes will be implemented over time.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on form 10-K for the fiscal year ended September 26, 2008. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect these proceedings to have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. To the extent not previously reported in our Quarterly Report on Form 10-Q for the quarters ended December 26, 2008 and March 27, 2009, material developments related to previously disclosed legal proceedings are described below.

Products Liability Litigation—Mallinckrodt Inc., a subsidiary of the Company is one of four manufacturers of gadolinium-based contrast agents involved in litigation alleging that administration of these agents causes development of a recently-identified disease, nephrogenic systemic fibrosis, in a small number of patients with advanced renal impairment. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of Ohio and cases in various state courts. Generally, complaints allege design and manufacturing defects, failure to warn, breach of warranty, fraud and violations of various state consumer protection laws. The Company believes that it has meritorious defenses to these complaints and will vigorously defend against them. As of June 26, 2009, there were approximately 60 cases in which the plaintiff has either documented or specifically alleged use of the Company’s product, Optimark. The cases are in various stages of the discovery process. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, the Company believes that the final resolution of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Environmental Proceedings—As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008 and in our Quarterly Report on Form 10-Q for the quarter ended December 26, 2008, we are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. One of our subsidiaries, Mallinckrodt LLC, owned and operated a chemical manufacturing facility located in Orrington, Maine from 1967 until 1982. This facility was sold in 1982 to Hanlin Group, Inc., who then sued Mallinckrodt in 1989 alleging that Mallinckrodt had violated various environmental laws during its operation of the facility. These alleged claims were settled in 1991. Under the settlement agreement, Mallinckrodt agreed to pay certain specific costs for the completion of an environmental site investigation required by the United States Environmental Protection Agency (EPA) and the Maine Department of Environmental Protection (MDEP). Based on the site investigation, Mallinckrodt completed a Corrective Measures Study plan and identified a preferred remedial alternative which was submitted to the EPA and MDEP in 2004. MDEP disagreed with this alternative and served a compliance order on Mallinckrodt LLC and the United States Surgical Corporation in December 2008. The compliance order included a directive to remove a significant volume of soils at the site.

On December 19, 2008, Mallinckrodt filed an appeal with the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order. Mallinckrodt, MDEP and the Maine Board have been in preliminary proceedings to address numerous procedural issues. Dates have been scheduled for witness testimony to be submitted in late fall 2009; however, no hearing date has been scheduled. In addition, we have challenged both the process of issuing the compliance order and the ultimate remedy selection described in the order in a lawsuit filed by Mallinckrodt and United States Surgical Corporate in the United States District Court for the District of Maine on December 5, 2008. On May 20, 2009, the court issued an order dismissing this lawsuit on abstention grounds. The cost of full compliance with MDEP’s order has not been estimated due to the uncertainties in the pending litigation. Mallinckrodt is the only remaining party responsible for remediation at this site.

Tyco International-Related Legal Proceedings—As previously reported, Tyco International settled 32 purported securities class action lawsuits arising from alleged violations of the disclosure provisions of the federal securities laws for $2.975 billion. A number of individuals and entities chose not to participate in the class settlement. In May 2009, Tyco International reached agreements with two of these opt-out plaintiffs, Blackrock Global Allocation Fund, Inc., et al. and Nuveen Balanced Municipal Stock Fund, et al., pursuant to which Tyco International agreed to pay an aggregate amount of approximately $54 million. In May 2009, Tyco International also agreed to settle with two other opt-out plaintiffs, Federated American Leaders Fund, Inc., et al., in the amount of $20 million, and State Treasurer of the State of Michigan, et al., in the amount of approximately $25 million. In addition, in May 2009, Tyco International agreed to settle with the ERISA plaintiffs for approximately $70 million. In June 2009, Tyco International agreed to settle with another opt-out plaintiff, Teacher Retirement System of Texas, et al., in the amount of $100 million. Pursuant to the Separation and Distribution Agreement, Covidien, Tyco International and Tyco Electronics assumed 42%, 27% and 31%, respectively, of certain of Tyco International’s contingent and other corporate liabilities. Accordingly, Covidien is responsible for approximately $113 million of these six settlements. These amounts were within the range of loss previously provided for during the second quarter of fiscal 2009.

Subpoena—On January 7, 2009, the Company received a subpoena from the U.S. Attorney’s Office for the Northern District of California requesting production of documents related to the sales and marketing of our Tofranil-PM, Restoril™ and Magnacet™ products. The Company will comply as required by the terms of the subpoena.

Item 1A.	Risk Factors

Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject. Other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008.

Risks Relating to Covidien’s Change in its Jurisdiction of Incorporation from Bermuda to Ireland.

Legislative action by the U.S. Congress could materially and adversely affect us.

Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could override tax treaties upon which we rely, which would adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. We cannot predict the outcome of any specific legislative proposals. However, if proposals were enacted that had the effect of disregarding the Irish reorganization or limiting our ability as an Irish company to take advantage of tax treaties with the U.S., we could be subjected to increased taxation and/or potentially significant expense. Also, there have been potential U.S. federal and state legislative proposals that would deny government contracts to companies that are domiciled and tax resident in countries that do not have tax treaties with the U.S. We cannot provide any assurance that moving our jurisdiction of incorporation to Ireland will eliminate the risk that these legislative proposals, if enacted, will apply to us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
3/28/09 – 4/24/09	—	$—	—	$300,000,000
4/25/09 – 5/29/09	1,672,575	$35.4596	1,672,575	$240,657,649
5/30/09 – 6/26/09	335,000	$36.1797	335,000	$228,530,750

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Covidien Ltd. Special Court-Ordered Meeting of Shareholders (the “Special Meeting”) on May 28, 2009, a total of 407,958,026 common shares were voted, representing 81% of the common shares outstanding as of the record date, April 17, 2009. The proposals voted upon at the Special Meeting were passed as described below.

Proposal 1. To approve the Scheme of Arrangement between Covidien Ltd. and its shareholders pursuant to which each holder of Covidien Ltd. common shares outstanding immediately prior to the transaction effectiveness would receive ordinary shares of Covidien plc on a one-for-one basis in respect of the Covidien Ltd. common shares (all of which would be cancelled), as more fully described in the proxy statement relating to the Special Meeting:

For	Against	Abstain
403,065,309	4,218,283	674,434

No broker non-votes were recorded on this Proposal 1.

Proposal 2. If the Scheme of Arrangement is approved, to approve the creation of distributable reserves of Covidien plc through the reduction of the share premium account of Covidien plc:

For	Against	Abstain
403,296,864	4,212,892	448,270

No broker non-votes were recorded on this Proposal 2.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit
2.1	Agreement of Plan of Merger, dated May 7, 2009, by and among Covidien Group S.a.r.l., Covidien Delaware Corp. and VNUS Medical Technologies, Inc. (filed herewith.)

3.1	Memorandum and Articles of Association of Covidien plc (Incorporated by reference to Exhibit 3.1 to Covidien plc’s Current Report on Form 8-K filed on June 5, 2009.)

3.2	Certificate of Incorporation of Covidien plc (Incorporated by reference to Exhibit 3.2 to Covidien plc’s Current Report on Form 8-K filed on June 5, 2009.)

4.1	Fifth Supplemental Indenture to the Indenture, dated as of October 22, 2007, among Covidien International Finance S.A., Covidien Ltd. and Deutsche Bank Trust Company Americas as Trustee, dated June 4, 2009 (Incorporated by reference to Exhibit 4.1 to Covidien plc’s Current Report on Form 8-K filed on June 5, 2009.)

10.1	Covidien 2007 Stock and Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 to Covidien plc’s Current Report on Form 8-K filed on June 5, 2009.)

10.2	Covidien Employee Stock Purchase Plan (as amended and restated) (Incorporated by reference to Exhibit 10.2 to Covidien plc’s Current Report on Form 8-K filed on June 5, 2009.)

10.3	Deed Poll of Assumption relating to Covidien Ltd. Employee Equity Plans, dated June 4, 2009 (Incorporated by reference to Exhibit 10.3 to Covidien plc’s Current Report on Form 8-K filed on June 5, 2009.)

10.4	Deed of Indemnification for directors and Secretary of Covidien plc (Incorporated by reference to Exhibit 10.4 to Covidien plc’s Current Report on Form 8-K filed on June 5, 2009.)

Exhibit Number	Exhibit
10.5	Amended and Restated Five-Year Senior Credit Agreement among Covidien International Finance S.A., Covidien Ltd., Covidien plc, the lenders party thereto and Citibank, N.A., as administrative agent, dated as of June 4, 2009 (Incorporated by reference to Exhibit 10.5 to Covidien plc’s Current Report on Form 8-K filed on June 5, 2009.)

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith.)

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith.)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith.)

101*	The following materials from the Covidien plc Quarterly Report on Form 10-Q for the quarter ended June 26, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated and Combined Statements of Income, (ii) the Consolidated and Combined Balance Sheets, (iii) the Consolidated and Combined Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVIDIEN PLC

By:	/s/ Richard G. Brown, Jr.
Richard G. Brown, Jr. Vice President, Chief Accounting Officer and Corporate Controller

/s/ Charles J. Dockendorff
Charles J. Dockendorff Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 30, 2009