Form 10-K
period 2009-09-25
Covidien plc
filed 2009-11-20
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33259

(Commission File Number)

COVIDIEN PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland	98-0624794
(Jurisdiction of Incorporation)	(IRS Employer Identification No.)

Cherrywood Business Park, Block G, First Floor

Loughlinstown, Co., Dublin, Ireland

(Address of registrant’s principal executive office)

+353 (1) 439-3000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, Par Value $0.20	New York Stock Exchange

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are “affiliates”) as of March 27, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $16,937 million (based upon the closing price of $33.63 per share as reported by the New York Stock Exchange on that date).

The number of ordinary shares outstanding as of November 16, 2009 was 499,297,980.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2010 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I

Item 1.	Business

General

We are a global leader in the development, manufacture and sale of healthcare products for use in clinical and home settings. Our products are found in almost every hospital in the United States, and we have a significant and growing presence in non-U.S. markets. Our mission is to create and deliver innovative healthcare solutions, developed in ethical collaboration with medical professionals, which enhance the quality of life for patients and improve outcomes for our customers and our shareholders.

Covidien Ltd. was incorporated in Bermuda in 2000 as a wholly-owned subsidiary of Tyco International Ltd. Until June 29, 2007, Covidien did not engage in any significant business activities and held minimal assets. As part of a plan to separate Tyco International into three independent companies, Tyco International transferred the equity interests of the entities that held all of the assets and liabilities of its healthcare businesses to Covidien and, on June 29, 2007, distributed all of its shares of Covidien to Tyco International shareholders. Our financial results reflect the consolidated operations of Covidien as an independent publicly-traded company following June 29, 2007, and a combined reporting entity comprised of the assets and liabilities used in managing Tyco International Ltd.’s healthcare businesses, including Covidien, prior to and including June 29, 2007.

In December 2008, our Board of Directors approved moving our principal executive office from Bermuda to Ireland. On May 28, 2009, shareholders voted in favor of a reorganization proposal pursuant to which Covidien Ltd. common shares would be cancelled and holders of such shares would receive ordinary shares of Covidien plc on a one-to-one basis. The reorganization transaction was completed on June 4, 2009, following approval from the Supreme Court of Bermuda, at which time Covidien plc replaced Covidien Ltd. as the ultimate parent company. Shares of the Irish company, Covidien plc, began trading on the New York Stock Exchange on June 5, 2009 under the symbol “COV,” the same symbol under which Covidien Ltd. shares were previously traded.

Unless otherwise indicated, references in this Annual Report to 2009, 2008 and 2007 are to our fiscal years ended September 25, 2009, September 26, 2008 and September 28, 2007, respectively, and references to Covidien include the healthcare businesses of Tyco International Ltd. for all periods prior to our separation from Tyco International.

We operate our businesses through three segments:

•

Medical Devices includes the development, manufacture and sale of endomechanical instruments, soft tissue repair products, energy devices, oximetry and monitoring products, airway and ventilation products, products used in vascular therapies and other medical products.

•	Pharmaceuticals includes the development, manufacture and distribution of specialty pharmaceuticals, active pharmaceutical ingredients, specialty chemicals, contrast products and radiopharmaceuticals.

•	Medical Supplies includes the development, manufacture and sale of nursing care products, medical surgical products, SharpSafety products and original equipment manufacturer products (OEM).

For fiscal 2009, we generated net sales of $10.7 billion and net income of $907 million. Approximately 58% of our net sales are generated in the United States and 42% are generated outside of the United States.

Strategy

Our goal is to become a leading global healthcare products company by creating innovative medical solutions for better patient outcomes and delivering value through clinical leadership and excellence in everything we do. We remain committed to the following strategic initiatives:

•

Focus on Growth. We have been implementing initiatives throughout our businesses to generate opportunities for sales growth in higher margin products. These initiatives include incremental investments in sales and marketing to further strengthen our customer relationships and capitalize on global healthcare needs and trends. Since separation, these investments, designed to position us for sales growth, have come at the expense of earnings growth. Looking forward, we plan to leverage these prior investments to deliver improved shareholder returns.

•

Commitment to Innovation. We are committed to identifying, obtaining and developing new technologies through internal research and development initiatives, licensing and development agreements, equity investments and selective acquisitions that expand our technological capabilities and accelerate the development of new products. We intend to focus these efforts on product areas that are driven by clinician preference and technological innovation, which we believe offer higher growth rates, margins and value to the healthcare system.

•

Leveraging our Global Structure. We believe that we have opportunities to further expand our position outside of the United States. Our organization and management structure integrate our U.S. and non-U.S. operations and provide our management team with a global perspective on our markets. We believe this infrastructure provides opportunities to develop and commercialize new products that meet global needs and can be rapidly launched in multiple markets. Our global organizational focus should allow us to grow operational sales outside of the United States faster than within the United States.

•

Driving Operational Excellence. We are focused on maximizing return on invested capital by controlling manufacturing and logistical costs and optimizing capital investment. We are committed to improving service levels, compliance, and developing and manufacturing high-quality products in a cost-effective manner. Throughout fiscal 2009, we continued to streamline our internal structure through organizational realignments, consolidation of back-office functions and rationalization of our manufacturing infrastructure, all of which reduced our operating costs. In addition, we continued to employ recognized programs including Six Sigma, Lean Manufacturing and strategic sourcing initiatives and strict safety and quality controls throughout our organization.

•

Enhanced Portfolio Management. We are committed to utilizing our capital to create value for our shareholders by making disciplined investments through acquisitions and licenses to access new technologies or to enter adjacent markets. We review our portfolio and consider the de-emphasis or divestiture of underperforming or non-strategic product lines. During fiscal 2009, we undertook several portfolio initiatives, most notably the acquisitions of VNUS Medical Technologies (VNUS), Bacchus Vascular and Power Medical Interventions, Inc. We also sold our Sleep Diagnostics product line, announced our plan to divest our Sleep Therapy and Oxygen Therapy product lines and exited the SharpSafety business in Europe. We plan to reallocate resources previously used to support these product lines to our faster-growing, higher-margin businesses in which we have or can develop a global competitive advantage. Finally, after the close of the fiscal year, we acquired Aspect Medical Systems, Inc.

Segments

During the fourth quarter of fiscal 2009, we made a number of segment reporting changes to align external reporting with recent changes to our internal reporting structure. We combined our Pharmaceutical Products and Imaging Solutions segments into a single operating segment called Pharmaceuticals. Our pharmaceutical and imaging products businesses both face similar challenges including a lengthy product development cycle and extensive regulation by various agencies, such as the U.S. Food and Drug Administration (FDA). Integrating the

management of these businesses further allows us to better utilize internal resources and achieve cost synergies. In addition, we reclassified our SharpSafety and Clinical Care product lines in the United States and Europe from our Medical Devices segment to our Medical Supplies segment, consistent with where management now responsible for their oversight are located. Subsequent to the acquisition of VNUS, we determined that the marketing strategies and sales call points associated with these products are better aligned with the businesses within our Medical Supplies segment. Finally, we reclassified several hernia mechanical devices from our Endomechanical Instruments product line to our Soft Tissue Repair product line, both within the Medical Devices segment, and made several other less significant transfers between product lines and segments. Following these changes, we manage and operate our business through the three segments discussed below.

All periods have been restated for the changes to our segment reporting structure discussed above. Note 20 to our financial statements sets forth certain segment financial data relating to our business.

Medical Devices

With fiscal 2009 net sales of $6.1 billion, our Medical Devices businesses comprise 57% of our net sales. In fiscal 2008 and 2007, net sales totaled $5.9 billion or 57% of our net sales and $5.2 billion or 56% of our net sales, respectively. Our Medical Devices segment develops, manufactures and sells an array of products which we categorize in the following product groups:

•	Endomechanical Instruments—includes laparoscopic instruments and surgical staplers.

•	Soft Tissue Repair Products—includes sutures, mesh, biosurgery products and hernia mechanical devices.

•	Energy Devices—includes vessel sealing, electrosurgical and ablation products and related capital equipment.

•	Oximetry and Monitoring Products—includes sensors, monitors and temperature management products.

•	Airway and Ventilation Products—includes airway, ventilator, breathing systems and inhalation therapy products.

•	Vascular Products—includes vascular therapy and compression products.

We are a leader in innovative wound closure products, advanced surgical devices and electrosurgical systems and continue to focus on bariatric, hernia repair and biosurgery growth initiatives.

•

Our Autosuture franchise introduced the world’s first practical surgical stapler over 40 years ago and continues to be an innovator in minimally invasive surgery, offering a complete line of surgical stapling and laparoscopic instrumentation. Sales of our stapling products represent 11% of the Company’s total net sales in both fiscal 2009 and 2008 and 10% of the Company’s net sales in fiscal 2007. Recent product launches include the VersaStep Bladeless Trocar for use in conventional and advanced laparoscopic procedures in general, bariatric, colon and rectal, gynecological and urological surgery; the SILS PORT, a single, flexible port that can be fitted through a small incision in the umbilicus and can accommodate up to three laparoscopic instruments; and the Duet TRS reload which provides preloaded tissue reinforcement on our Endo GIA Universal laparoscopic staplers.

•

We remain committed to growing our laparoscopic instruments and stapling business as evidenced by our recent acquisition of Power Medical Interventions, Inc. (PMI), a provider of computer-assisted, power-actuated surgical cutting and stapling products. Through the acquisition of PMI, we hope to establish a technology platform that will advance surgical stapling and instrumentation beyond the capabilities of existing manually operated devices.

•

In recent years, we have expanded our offerings of surgical mesh and implant products for hernia repair through our acquisitions of Tissue Science Laboratories plc and Floreane Medical Implants, S.A. and

the acquisition of intellectual property from Sorbx, LLC. In fiscal 2008, we launched the AbsorbaTack absorbable mesh fixation device for hernia repair in the United States and Europe. In fiscal 2009, we launched the Permacol Biological Implant, a biological mesh for hernia and abdominal wall repair and in the United States and Europe, the Parietex ProGrip, a self-gripping, biocompatible solution for inguinal hernias.

•

We continue to develop and market a broad line of innovative biosurgery solutions, including internal sealants, topical adhesives and anti-adhesion products, which have applications in many types of surgical procedures. In fiscal 2009, we launched our SprayShield Adhesion Barrier System throughout Europe and in November 2009 we launched our DuraSeal spine sealant in the United States.

•	We recently announced the global launch of the V-Loc™ absorbable wound closure device, a device that enables surgeons to close dermal wounds without tying knots.

•

Our Valleylab franchise has been a leader in electrosurgery systems for over 40 years, offering products such as the ForceTriad tissue fusing and electrosurgery system, the LigaSure Vessel Sealing System, the Cool-tip Radiofrequency Ablation System, the Evident microwave ablation system, and LigaSure Advance, a multifunctional laparoscopic instrument for use with the ForceTriad. We are the only company that offers both microwave and radiofrequency ablation systems globally and in fiscal 2009, our Evident microwave ablation system became the first product approved by the FDA for use in the ablation of nonresectable liver tumors. In addition, in fiscal 2009, we globally launched our RapidVac Smoke Evacuator System, a device that filters airborne contaminants from the operating room environment.

We offer an extensive line of products used to monitor, diagnose and treat respiratory disease and are focused on strengthening our competitive position in these areas.

•

Through our Nellcor brand we pioneered pulse oximetry, and we continue to be a leader in this field. In fiscal 2008, we acquired technology assets from CardioDigital Inc., a company specializing in the development of advanced signal processing techniques for patient monitoring. This technology complemented our Nellcor pulse oximetry platform and strengthened our patient monitoring business. In fiscal 2009, we launched our Alarm Management System for the Nellcor OxiMax pulse oximeter.

•	In November 2009, we acquired Aspect Medical Systems, Inc., a provider of brain monitoring technology.

•

We are a leader in the field of airway management with our comprehensive line of Mallinckrodt endotracheal tubes and Shiley tracheostomy tubes. We recently introduced the Mallinckrodt TaperGuard Evac endotracheal tube and the Mallinckrodt SealGuard Evac endotracheal tube, which reduces the incidence of Ventilator-Associated Pneumonia (VAP).

•

Our Puritan Bennett brand is a leader in the field of high-acuity ventilators. The continuing development of Puritan Bennett products ranges from the introduction of the first modern mechanical ventilator 40 years ago to our acquisition of Airox S.A., a developer of non-invasive home care ventilator systems. We are committed to expanding our ventilation platform and in fiscal 2009 launched a Puritan Bennett portable home care ventilator.

Kendall’s innovative SCD Vascular Compression System and T.E.D. Anti-Embolism Stockings set the standard for the mechanical prevention of deep vein thrombosis, a potentially fatal condition. Both continue to be leaders in this field. We are committed to building our vascular compression and dialysis businesses, with a particular focus on the venous system, a market which we believe is currently underserved. Our recent acquisitions of Bacchus Vascular, a medical device company dedicated to the treatment of peripheral vascular disease, and VNUS Medical Technologies, Inc., a developer of medical devices for minimally invasive treatment of venous reflux disease, have expanded our vascular product line.

Products offered by our Medical Devices segment are used primarily by hospitals and ambulatory care centers, although alternate site healthcare providers, such as physician offices and homecare represent an increasing share of our customers. We market our products through our direct sales force and third-party distributors primarily to physicians, nurses, materials managers, group purchase organizations (GPOs) and governmental healthcare authorities.

Pharmaceuticals

With fiscal 2009 net sales of $2.9 billion, our Pharmaceuticals businesses comprise 27% of our net sales. In 2008 and 2007, net sales totaled $2.7 billion or 26% of our net sales and $2.4 billion or 26% of our net sales, respectively. Our Pharmaceuticals segment develops, manufactures and distributes the following products:

•	Specialty Pharmaceuticals—delivers branded and generic pharmaceuticals, including pain and addiction treatment products.

•

Active Pharmaceutical Ingredients (API)—is a producer of medicinal narcotics and acetaminophen, and is a supplier of other active pharmaceutical ingredients, including peptides, generic APIs, stearates and phosphates to the pharmaceutical industry.

•	Specialty Chemicals—manufactures high purity chemicals and related products.

•	Contrast Products—includes contrast delivery systems and contrast agents.

•	Radiopharmaceuticals—includes radioactive isotopes and associated pharmaceuticals used for the diagnosis and treatment of disease.

Specialty Pharmaceuticals manufactures, packages and distributes prescription pharmaceuticals. In fiscal 2008, Specialty Pharmaceuticals received approval from the FDA to market oxycodone hydrochloride extended-release tablets and entered into a license agreement which allowed us to sell limited quantities of these tablets for a limited period of time ending in 2009. In addition, in fiscal 2008, Specialty Pharmaceuticals launched TussiCaps(R) extended-release capsules, the first hydrocodone antitussive oral capsule to provide cough suppression for up to 12 hours.

Building on more than a century of pain treatment experience, we are focused on providing patients with access to advanced medications that expand the limits of pain therapy by combining proven drugs with innovative delivery systems. To help us achieve this goal, in fiscal 2009, we licensed worldwide rights to utilize Depomed Inc.’s gastric retentive drug delivery technology for the development of four products. In addition, to expand our entry into the branded pain management market, we recently entered into a license agreement with Nuvo Research, Inc., a Canadian drug development company. This licensing agreement grants us commercial rights to market and distribute Pennsaid Lotion and Pennsaid Gel, topical pain management product candidates for the treatment of osteoarthritis. Pennsaid Lotion was approved by the FDA in November 2009, while Pennsaid Gel remains in development. To further expand our presence in the branded pain management market, we recently entered into a licensing agreement with a subsidiary of Neuromed Pharmaceutical Ltd., which grants us commercial rights to market and distribute in the United States another pain management drug candidate, EXALGO (hydromorphone HCL extended release). In addition, we recently received FDA approval for our oral transmucosal fentanyl citrate product, an opioid analgesic for management of pain in certain cancer patients. Our goals are to accelerate our innovation cycles, build a product pipeline that will drive growth over time and maintain our quality standards.

We are the world’s largest manufacturer of acetaminophen and one of the largest manufacturers of medicinal narcotics. Many of the most widely used analgesics in the United States contain active pharmaceutical ingredients from Mallinckrodt Pharmaceuticals. Our Mallinckrodt Baker and J.T. Baker lines of specialty chemicals are widely used in research and quality control laboratories, microelectronics, environmental testing laboratories, universities and for manufacturing in the pharmaceutical, biotechnology and other industrial markets.

Our imaging products are designed to enhance the quality of images obtained through computed tomography (CT) scans, x-ray, magnetic resonance (MR) and nuclear medicine procedures to improve the detection and diagnosis of disease. Some of our key products include Optiray non-ionic x-ray contrast agent, OptiMARK magnetic resonance imaging agent, OctreoScan, a nuclear medicine imaging agent for cancer, Optistar Elite contrast delivery system used for MR scans, and the OptiVantage contrast delivery system which incorporates radio-frequency identification (RFID) technology to help reduce the risk of potentially life-threatening medical errors and infections during CT scan procedures. In addition, in fiscal 2008 we began the launch of a sestamibi-based contrast agent for cardiological procedures. We have continued to execute this product launch, most recently in Canada. We estimate that we manufacture approximately one-half of all technetium generators sold in the United States. These generators supply the critical technetium isotope, which is utilized in over 80% of all U.S. nuclear medicine diagnostic procedures.

We market our imaging products primarily to physicians, technologists and purchasing administrators at hospitals, imaging centers, cardiology clinics and radiopharmacies. We also operate our own network of 37 radiopharmacies, which provides a distribution channel for services such as real-time delivery of nuclear medicine unit doses.

Medical Supplies

With fiscal 2009 net sales of $1.7 billion, our Medical Supplies businesses comprise 16% of our net sales. In 2008 and 2007, net sales totaled $1.8 billion or 17% of our net sales and $1.7 billion or 18% of our net sales, respectively. Our Medical Supplies segment develops, manufactures and distributes the following products within the United States and Europe:

•	Nursing Care Products—includes incontinence, woundcare, enteral feeding, urology and suction products.

•	Medical Surgical Products—includes operating room supply products and related accessories, electrodes, thermometry and chart paper product lines.

•	SharpSafety Products—includes needles, syringes and sharps disposal products.

•	Original Equipment Manufacturer Products (OEM)—includes various medical supplies, such as needles and syringes, for a number of leading medical device companies.

For over 100 years, the Kendall brand has been a leader in the field of wound care with its Curity and Kerlix gauze and bandages. Our Kangaroo brand is a leading brand in enteral feeding systems. Our Devon brand is a leading brand in operating room kits and accessories. Under our Medi-Trace brand, we offer a comprehensive line of monitoring, diagnostic and defibrillation electrodes. Our SharpSafety line of needles, syringes and sharps disposal systems is focused on offering products that minimize the risk of needle stick incidents, which threaten the safety of clinicians. Our products are marketed through a combination of direct sales representatives and third-party distributors, primarily to materials managers, GPOs and integrated delivery networks (IDNs), and are used primarily in hospitals, surgi-centers and alternate care facilities.

Customers

Our customers include hospitals, surgi-centers, alternate site facilities including long-term care facilities and imaging centers, and drug manufacturers throughout the world. We often negotiate with GPOs and IDNs, which enter into supply contracts for the benefit of their member facilities. We serve customers in over 140 countries and we maintain a strong local presence in each of the geographic areas in which we operate.

Sales to one of our distributors, which supplies products from all of our segments to many end users, represented 10% of net sales in fiscal 2009. No other customer represented 10% or more of our total net sales in fiscal 2009, 2008 or 2007.

Our net sales by geographic area are set forth below:

	Fiscal Years
(Dollars in Millions)	2009	2008	2007
United States	$6,170	$5,713	$5,400
Other Americas	560	586	490
Europe	2,579	2,823	2,385
Asia—Pacific	1,368	1,236	1,042

	$10,677	$10,358	$9,317

Intellectual Property

Patents, trademarks and other proprietary rights are very important to our business. We also rely upon trade secrets, manufacturing know-how, technological innovations and licensing opportunities to maintain and improve our competitive position. We review third-party proprietary rights, including patents and patent applications, as available, in an effort to develop an effective intellectual property strategy, avoid infringement of third-party proprietary rights, identify licensing opportunities and monitor the intellectual property owned by others.

We hold 10,000 patents and have over 8,000 patent applications pending in the United States and in certain other countries that relate to aspects of the technology used in many of our products. We do not consider our business to be materially dependent upon any individual patent.

Research and Development

We are engaged in research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of our existing products, and to expand the applications for our products. Our research and development efforts include internal initiatives and those that use licensed or acquired technology. We are focused on developing technologies that will provide patients and healthcare providers with solutions that meet their clinical needs in treating medical conditions through less invasive procedures and in a cost-effective manner. Our research and development expenditures were $438 million, $350 million and $267 million in fiscal 2009, 2008 and 2007, respectively.

We evaluate for possible investment or acquisition, developing technologies in areas where we have technological or marketing expertise. We intend to continue to invest in research and development and focus our internal and external investments in fields that we believe will offer the greatest potential for near and long-term growth. We are committed to investing in pharmaceutical pain management products and products that have a demonstrable clinical impact and value to the healthcare system. In addition, we plan to invest in areas in which we can benefit from our core competencies and global infrastructure.

Governmental Regulation and Supervision

We face comprehensive governmental regulation both within and outside the United States relating to the development, manufacture, sale and distribution of our products. A number of factors substantially increase the time, difficulty and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. These include detailed inspection of and controls over research and laboratory procedures, clinical investigations, manufacturing, narcotic licensing, marketing, sampling, distribution, recordkeeping, storage and disposal practices and various post-market requirements. Governmental regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and civil or criminal sanctions.

Medical device and drug laws also are in effect in many of the non-U.S. markets in which we conduct business. These laws range from comprehensive device and drug approval requirements to requests for product data or certifications. In addition, inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, are components of most of these regulatory systems. Most of our business is subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation.

The exercise of broad regulatory powers by the FDA continues to result in increases in the amount of testing and documentation required for approval or clearance of new drugs and devices, all of which add to the expense of product introduction. Similar trends also are evident in major non-U.S. markets, including the European Union, China and Japan. Certain areas of our business are subject to additional oversight by the U.S. Drug Enforcement Administration (DEA) (for example, our pain management pharmaceutical products) or the Nuclear Regulatory Commission (for example, our radiopharmaceutical products).

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

Long-lived Assets

Our long-lived assets by geographic area are set forth below:

	Fiscal Years
(Dollars in Millions)	2009	2008	2007
United States	$2,074	$1,980	$1,890
Other Americas	147	164	160
Europe	426	435	425
Asia—Pacific	130	114	105

	$2,777	$2,693	$2,580

Manufacturing

We have 58 manufacturing sites located throughout the world that handle production, assembly, quality assurance testing, packaging and sterilization of our products. Our major centers of manufacturing output include sites in the following countries (with the number of sites in parentheses):

Americas	Europe	Asia—Pacific
United States (27)	Germany (2)	China (1)
Canada (2)	United Kingdom (3)	Japan (1)
Mexico (6)	Netherlands (2)	Thailand (1)
Dominican Republic (1)	France (4)	Malaysia (1)
Brazil (1)	Italy (1)
Puerto Rico (1)	Ireland (4)

We estimate that our manufacturing production by region in fiscal 2009 (as measured by cost of production) was approximately: Americas—82%, Europe/Middle East/Africa—14% and Asia—Pacific—4%. We expect that manufacturing production will continue to increase in the Asia/Pacific region as a proportion of total manufacturing, as the Asia—Pacific region continues to experience strong growth and we continue to implement low-cost manufacturing initiatives.

Sales, Marketing and Distribution

We have a sales force strategically located in markets throughout the world, with a direct sales presence in over 55 countries. We also utilize third-party distributors.

We maintain distribution centers in over 25 countries. Products generally are delivered to these distribution centers from our manufacturing facilities and then subsequently delivered to the customer. In some instances product, such as nuclear medicine, is delivered directly from our manufacturing facility to the customer. We contract with a wide range of transport providers to deliver our products by road, rail, sea and air.

Upon separation from Tyco International, we undertook a reorganization which gave management teams responsibility for particular products on a worldwide basis. Prior to this reorganization, our businesses generally had been managed outside of the United States on a territorial basis, with management responsible for virtually all product sales within certain regions or countries. We believe that globalization of our product lines enables us to drive sales growth effectively, particularly in new or developing markets.

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

Medical Devices. The medical devices market is highly fragmented and competitive. According to the International Trade Administration, there are approximately 8,000 companies in the United States operating in the medical devices market. There is no single company, however, that competes with us over the full breadth of products offered by our Medical Devices segment. Our competitors include diversified healthcare companies, such as Johnson & Johnson and C.R. Bard, and other companies that are more focused on specific fields, such as ConMed.

Pharmaceuticals. Major competitors of our active ingredients product line include Johnson & Johnson, Siegfried and Johnson Matthey, and major competitors of our specialty pharmaceutical product line include Teva, Mylan and Watson. Although competition is steadily increasing and we expect new entrants into this market, we believe our ability to meet strict production and licensing requirements for controlled substances will enable us to compete effectively. Our secure sources of raw opiate material, manufacturing capabilities, comprehensive generic pain management offering and established relationships with retail pharmacies enable us to compete effectively against larger generics manufacturers such as Teva and Watson. In addition, we believe that our experience with the FDA and DEA provides us the knowledge to successfully operate in this regulatory environment.

Our main competitors of our contrast and nuclear medicine products include Schering AG and its U.S. affiliate Berlex, Bracco for contrast agents, and Lantheus Medical Imaging for nuclear medicine cardiology agents. Cardinal Health is the main competitor to our radiopharmacy network. Unlike most of our competition, we offer a full line of contrast agents, contrast delivery systems and radiopharmaceuticals. Our broad product portfolio allows us to be a complete source for all imaging agent needs.

Medical Supplies. The markets in which our Medical Supplies segment participates are characterized by intense competition. While customers may choose our products based on reputation for quality, they may turn to products from low-cost suppliers. Our Medical Supplies segment competes against branded products offered by Becton Dickinson, 3M, ConMed, CareFusion and First Quality, as well as private-label products provided by low-cost suppliers, such as Cardinal Health and Medline.

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

The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information and applicable laws, we believe that it is probable that we will incur investigation and remedial costs, including asset retirement obligations, of approximately $314 million, of which $19 million is included in accrued and other current liabilities and $295 million is included in other liabilities on our balance sheet at September 25, 2009. All accruals have been recorded without giving effect to any possible future insurance proceeds.

Environmental laws are complex, change frequently and have become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and to address liabilities arising from past or future releases of, or exposures to, hazardous substances, we cannot assure you that our costs of complying with current or future environmental protection, health and safety laws will not exceed our estimates or adversely affect our results of operations and financial condition. Further, we cannot assure you that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities. While it is not feasible to predict the outcome of all pending environmental matters, it is reasonably probable that there will be a need for future provisions for environmental costs that, in management’s opinion, are not likely to have a material effect on our financial condition, but could be material to the results of operations in any one accounting period.

Employees

At September 25, 2009, we had approximately 41,800 employees.

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

Our Internet website is www.covidien.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the charters for our Audit Committee,

Compensation and Human Resources Committee, Nominating and Governance Committee and Compliance Committee, as well as the Memorandum and Articles of Association and Guide to Business Conduct, under the heading “Corporate Governance” in the Investor Relations section of our website. These charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to shareholders upon request.

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

Risks Relating to Our Business

We face the following risks in connection with the general conditions and trends of the industries in which we operate.

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

Major third-party payors for healthcare services both within and outside of the United States continue to work to contain costs through, among other things, the introduction of cost containment incentives and closer scrutiny of healthcare expenditures. Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. In addition, members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures. We cannot predict what healthcare initiatives, if any, will be implemented, or the effect any future legislation or regulation will have on us. However, the implementation of healthcare reforms both within and outside of the United States may reduce the level at which reimbursement is provided and adversely affect demand for and profitability of our products. Legislative or administrative reforms to U.S. or non-U.S. reimbursement practices that significantly reduce or deny reimbursement for treatments using our products could adversely affect the acceptance of our products and the prices for which our customers are willing to pay and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If certain proposed healthcare reform legislative proposals are enacted into law, our business, financial condition, results of operations and cash flows could be significantly and adversely affected.

In October 2009, both the U.S. Senate and House of Representatives released draft healthcare reform legislation that includes provisions that would impose a fee or excise tax on certain medical devices. The proposals, as currently drafted, would apply to certain of our medical device and supply products. Many details of the proposals remain uncertain, and any healthcare reform legislation must still be enacted by both Houses of Congress and signed by the President. If either of these medical device proposals is enacted into law, our results of operations could be materially and adversely affected.

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

We also rely on licenses from the DEA to purchase raw materials used in many of our pharmaceutical products and to manufacture and distribute such products. Our failure to maintain these licenses could adversely affect our pharmaceuticals business.

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

We may experience higher costs to produce our products as a result of changes in prices for oil, gas and other commodities.

We use resins, other petroleum-based materials and pulp as raw materials in many of our products. Prices of oil and gas also significantly affect our costs for freight and utilities. Oil, gas and pulp prices are volatile and may increase, resulting in higher costs to produce and distribute our products. Due to the highly competitive nature of the healthcare industry and the cost-containment efforts of our customers and third party payors, we may be unable to pass along cost increases through higher prices. If we are unable fully to recover these costs through price increases or offset these increases through other cost reductions, we could experience lower margins and profitability and our business, results of operations, financial condition and cash flows could be materially and adversely affected.

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

We may not be successful in our strategic acquisitions of, investments in or alliances with other companies and businesses, and acquisitions could require us to issue additional debt or equity.

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

In connection with acquisitions, we may incur or assume significant debt and unknown or contingent liabilities, such as environmental remediation expense, products liability, patent infringement claims or other unknown liabilities. Financing for acquisitions could decrease our ratio of earnings to fixed charges and adversely affect our borrowing capacity. Furthermore, acquisition financing may not be available to us on acceptable terms if and when required. If we were to undertake an acquisition by issuing equity securities, the acquisition could have a dilutive effect on the interests of the holders of our shares.

We face significant competition and may not be able to compete effectively.

We compete with many companies ranging from other multinationals to start-up companies. Competition takes many forms, including price reductions on products that are comparable to our own, development of new products that are more cost-effective or have superior performance than our current products, and the introduction of generic versions when our proprietary products lose their patent protection. Our current or future products could be rendered obsolete or uneconomic as a result of this competition. Our failure to compete effectively could cause us to lose market share to our competitors and have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our operations outside of the United States are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs. Sales outside of the United States made up approximately 42% of our net sales in fiscal 2009 and we expect that non-U.S. sales will contribute significantly to future growth. The risks associated with our operations outside the United States include:

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

These risks, individually or in aggregate, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Foreign currency exchange rates may adversely affect our results.

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. Approximately 42% of our net sales for fiscal 2009 were derived from sales in non-U.S. markets, and we expect sales from non-U.S. markets to continue to represent a significant portion of our net sales. Therefore, if the U.S. dollar strengthens in relation to the currencies of other countries where we sell our products, such as the euro, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant effect on our operating results.

Most of our customer relationships outside of the United States are with governmental entities and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions.

The FCPA and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. As noted in the Legal Proceedings discussion in Part I, Item 3 of this annual report, we and Tyco International have disclosed to the Department of Justice (DOJ) and SEC potential non-compliance with the FCPA, including by subsidiaries which are now a part of Covidien. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial condition and cash flows.

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

Certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal or remediation of hazardous substances or materials at their properties or at properties at which they have disposed of hazardous substances. Liability for investigative, removal and remedial costs under certain federal and state laws are retroactive, strict and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from the U.S. Environmental Protection Agency (EPA) and similar state environmental agencies that conditions at a number of formerly owned sites where we and others have disposed of hazardous substances require investigation, cleanup and other possible remedial action and may require that we reimburse the government or otherwise pay for the costs of investigation and remediation and for natural resource damage claims from such sites.

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

We have exposure to many different industries and counterparties, including commercial banks, investment banks, customers (which include distributors, governments and healthcare organizations) and customers who are dependent upon governmental entities to provide funding to pay for our products that could experience liquidity issues pending different economic and market environments. Any such issues may impact these parties’ ability to fulfill contractual obligations to us or might limit or place burdensome conditions upon future transactions with us. Customers may also reduce spending during times of economic uncertainty, and it is possible that suppliers may be negatively impacted. Decreased consumer spending levels, increased difficulty in collecting accounts receivable and increased pressure on prices for our products and services could all result in decreased revenues and have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, although we intend to finance expansion and renovation projects with existing cash, cash flow from operations and borrowing under our existing commercial paper program or senior credit facility, we may require additional financing to support our continued growth. Uncertainties in the capital and credit markets, however, could limit our access to capital on terms acceptable to us or at all.

Further, general economic conditions could result in severe downward pressure on the stock and credit markets, which could reduce the return available on invested corporate cash, reduce the return on investments under pension plans and thereby potentially increase funding obligations, all of which, if severe and sustained, could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Relating to Our Separation from Tyco International

We are responsible for a portion of Tyco International’s contingent and other corporate liabilities.

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

An adverse outcome of unresolved liabilities for which we will assume joint and several liability under the Separation and Distribution Agreement could be material with respect to our results of operations and cash flows in any given reporting period. Furthermore, Tyco International has the right to control the defense and settlement of outstanding litigation, subject to certain limitations. The timing, nature and amount of any settlement may not be in our best interests. Also, in the event of any subsequent settlement, we may have limited notice before we would be required to pay our portion of the settlement amount.

We share responsibility for certain of our, Tyco International’s and Tyco Electronics’ income tax liabilities for tax periods prior to and including June 29, 2007.

Under the Tax Sharing Agreement, we share responsibility for certain of our, Tyco International’s and Tyco Electronics’ income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, we, Tyco International and Tyco Electronics share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International’s and Tyco Electronics’ U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation. All costs and expenses associated with the management of these shared tax liabilities will be shared equally among the parties. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement’s sharing formula.

All the tax liabilities of Tyco International associated with our businesses became our tax liabilities following the separation. Although we share certain of these tax liabilities with Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement, we are primarily liable for all of these liabilities. Accordingly, if Tyco International and Tyco Electronics default on their obligations to us under the Tax Sharing Agreement, we would be liable for the entire amount of these liabilities.

If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party’s fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, we could be legally liable under applicable tax law for such liabilities and be required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed upon share of our, Tyco International’s and Tyco Electronics’ tax liabilities.

Our, Tyco International’s and Tyco Electronics’ income tax returns are periodically examined by various tax authorities. In connection with such examinations, tax authorities, including the U.S. Internal Revenue Service (IRS), have proposed tax adjustments. Tyco International has appealed certain of the proposed tax adjustments and it is our understanding that Tyco International intends to vigorously defend its previously filed tax returns.

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. We adjust these liabilities as a result of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, we would incur an additional charge to expense. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities generally would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

Under the Tax Sharing Agreement, Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to and including June 29, 2007. The timing, nature and amount of any settlement agreed to by Tyco International may not be in our best interests. Moreover, the other parties to the Tax Sharing Agreement will be able to remove Tyco International as the controlling party only under limited circumstances, including a change of control or bankruptcy of Tyco International, or by a majority vote of the parties. All other tax audits will be administered, controlled and settled by the party that would be responsible for paying the tax.

One of our directors may have actual or potential conflicts of interest because of his ongoing employment by Tyco International.

One of our directors, Christopher J. Coughlin, is the Chief Financial Officer of Tyco International, a position that could create, or appear to create, potential conflicts of interest when our and Tyco International’s management and directors face decisions that could have different implications for us or Tyco International. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and Tyco International regarding the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. In addition, Tyco International manages the ongoing shareholder litigation, subject to certain limitations, and could settle such litigation at a time, on terms or for an amount not in our best interest. Potential conflicts of interest could also arise if we and Tyco International enter into any commercial arrangements with each other in the future. We expect that Mr. Coughlin would recuse himself from any decisions and discussions relating to material matters between us and Tyco International.

If the distribution of Covidien and Tyco Electronics common shares by Tyco International to its shareholders or certain internal transactions undertaken in anticipation of the separation are determined to be taxable for U.S. federal income tax purposes, we could incur significant U.S. federal income tax liabilities.

Tyco International has received private letter rulings from the IRS regarding the U.S. federal income tax consequences of the distribution of Covidien and Tyco Electronics common shares by Tyco International to its shareholders, substantially to the effect that the distribution, except for cash received in lieu of a fractional share, of our shares and the Tyco Electronics common shares, will qualify as tax-free under Sections 368(a)(1)(D) and 355 of the Code. The private letter rulings also provided that certain internal transactions undertaken in anticipation of the separation would qualify for favorable treatment under the Code. In addition to obtaining the private letter rulings, Tyco International obtained opinions from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the distribution and certain internal transactions. The private letter rulings and the opinions relied on certain facts and assumptions, and certain representations and undertakings, from us, Tyco Electronics and Tyco International regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter rulings and the opinions, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, Tyco International would recognize a gain in an amount equal to the excess of the fair market value of our shares and Tyco Electronics common shares distributed to Tyco International shareholders on the distribution date over Tyco International’s tax basis in such common shares. Such gain, if recognized, generally would not be subject to U.S. federal income tax; however, we would incur significant U.S. federal income tax liabilities if it ultimately is determined that certain internal transactions undertaken in anticipation of the separation should be treated as taxable transactions.

In addition, under the terms of the Tax Sharing Agreement, in the event the distribution or the internal transactions were determined to be taxable and such determination was the result of actions taken after the distribution by us, Tyco International or Tyco Electronics, the party responsible for such failure would be responsible for all taxes imposed on us, Tyco International or Tyco Electronics as a result thereof. If such determination is not the result of actions taken after the distribution by us, Tyco International or Tyco Electronics, then we, Tyco International and Tyco Electronics would be responsible for 42%, 27% and 31%, respectively, of any taxes imposed on us, Tyco International or Tyco Electronics as a result of such determination. Such tax amounts could be significant. In the event that any party to the Tax Sharing Agreement defaults in its obligation to pay distribution taxes to another party that arise as a result of no party’s fault, each non-defaulting party would be responsible for an equal amount of the defaulting party’s obligation to make a payment to another party in respect of such other party’s taxes.

Risks Relating to Our Jurisdiction of Incorporation

Legislative action in the United States could materially and adversely affect us.

Tax-Related Legislation

Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could override tax treaties upon which we rely, which would adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. In May 2009, President Obama’s administration announced proposed future tax legislation that could substantially modify the rules governing the U.S. taxation of certain non-U.S. affiliates. These potential changes include, but are not limited to limiting the deferral of U.S. taxation of certain foreign earnings; and modifying the deductibility or treaty benefit eligibility of payments made to certain non-U.S. related parties under selected U.S. income tax treaties. Many details of the proposal remain unknown, and any legislation enacting such modifications would require Congressional approval. We cannot predict the outcome of any specific legislative proposals. However, if any of these proposals are enacted into law, they could impact our effective tax rate. In addition, if proposals were enacted that had the effect of disregarding the Irish reorganization, limiting our ability as an Irish company to take advantage of tax treaties with the United States, we could incur additional tax expense and/or otherwise incur business detriment.

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

Irish law differs from the laws in effect in the United States and may afford less protection to holders of our securities.

It may not be possible to enforce court judgments obtained in the United States against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.

As an Irish company, Covidien plc is governed by the Irish Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of Covidien plc securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.

We may not be able to maintain a competitive worldwide effective corporate tax rate.

While we believe that the Irish reorganization should improve our ability to maintain a competitive worldwide effective corporate tax rate, we cannot give any assurance as to what our effective tax rate will be because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. Our actual effective tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices in the United States are located in a leased facility in Mansfield, Massachusetts. As of September 25, 2009, we owned or leased a total of 363 facilities in 62 countries. Our owned facilities consist of approximately 12 million square feet, and our leased facilities consist of approximately 7 million square feet. Our 58 manufacturing facilities are located in the United States and in 15 other countries. We believe all of these facilities are well-maintained and suitable for the operations conducted in them.

These facilities are used by the following business segments:

Number of Facilities
Medical Devices	239
Pharmaceuticals	79
Medical Supplies	36
Corporate	9

Total	363

Item 3.	Legal Proceedings

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

Patent Litigation

We and Applied Medical Resources Corp. are involved in the following patent infringement actions related to trocar products used in minimally invasive surgical procedures:

(1)	Applied Medical Resources Corp. v. United States Surgical is a patent infringement action that was filed in the United States District Court for the Central District of California on July 31, 2003. U.S. Surgical is one of our subsidiaries. The complaint alleges that U.S. Surgical’s Versaseal Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical’s motion for summary judgment of non-infringement. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanded the case for further proceedings. On January 9, 2007, the district court entered an order that denied both parties’ motions for summary judgment on the grounds that material facts remain in dispute. On February 20, 2008, following a five-week trial, a jury returned a verdict finding that U.S. Surgical’s product does not infringe Applied Medical’s ‘553 patent. On April 29, 2008, the district court denied Applied Medical’s post-trial motion seeking judgment as a matter of law or, alternatively, a new trial. Following this ruling, Applied Medical appealed to the United States Court of Appeals for the Federal Circuit seeking a new trial. Oral argument in that appeal took place on November 6, 2008. On February 24, 2009, the federal appeals court affirmed the district court’s denial of Applied Medical’s request for a new trial.

(2)	Tyco Healthcare Group LP v. Applied Medical Resources Corp. is a patent infringement action that was filed in the United States District Court for the Eastern District of Texas, Lufkin Division on July 19, 2006. The complaint alleges that Applied Medical’s “Universal Seal” in its trocar product infringes our U.S. Patent No. 5,304,143, No. 5,685,854, No. 5,542,931, No. 5,603,702 and No. 5,895,377. We are seeking injunctive relief and monetary damages. The parties are in the discovery stage. Trial is scheduled to begin on January 11, 2010.

Becton Dickinson and Company v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the District of Delaware on December 23, 2002. The complaint alleges that our Monoject Magellan safety needle and safety blood collector products infringe Becton Dickinson’s U.S. Patent No. 5,348,544. Following trial, on October 26, 2004, the jury returned a verdict finding that we willfully infringed Becton Dickinson’s patent and awarded Becton Dickinson $4 million in lost profits damages and reasonable royalty damages. In post-trial proceedings, we filed motions for judgment as a matter of law, or, alternatively, for a new trial. Becton Dickinson filed a post-trial motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a motion for a permanent injunction. On March 31, 2006, the trial court issued a memorandum and order on the parties’ post-trial motions denying our motion for judgment as a matter of law; granting our motion for a new trial on the issue of infringement; and denying Becton Dickinson’s motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a permanent injunction. On November 30, 2007, following the new trial, a jury returned a verdict finding that we infringed Becton Dickinson’s patent. Before submitting the case to the jury, the district court granted judgment as a matter of law in our favor finding that we did not willfully infringe Becton Dickinson’s patent. We have filed post-trial motions in the district court for judgment as a matter of law or, in the alternative, for a new trial. Becton Dickinson has filed a motion for permanent injunction. On September 11, 2008, the district court denied our motion for a new trial. On October 17, 2008 the district court denied our motion for judgment as a matter of law. On October 29, 2008, the district court awarded Becton Dickinson $58 million in damages and prejudgment interest; ordered a post-verdict accounting for additional damages that have accrued since the trial’s conclusion; and ordered a permanent injunction precluding us from selling the Monoject Magellan safety needle products that the jury found to have infringed. The injunction took effect on December 17, 2008. We have appealed to the United States Court of Appeals for the Federal Circuit. We have launched redesigned products that we believe do not infringe Becton Dickinson’s patent.

Antitrust Litigation

Masimo Corporation v. Tyco Healthcare Group LP and Mallinckrodt, Inc. was filed on May 22, 2002 in the United States District Court for the Central District of California. Masimo alleged violations of antitrust laws by us in the markets for pulse oximetry products, claiming that we used our market position to prevent hospitals from purchasing Masimo’s pulse oximetry products. Masimo sought injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages, which are automatically trebled under the antitrust statute to $420 million. On March 22, 2006, the district court issued its memorandum of decision regarding the post-trial motions. In the memorandum, the district court vacated the jury’s liability findings on two business practices; affirmed the jury’s liability finding on two other business practices; vacated the jury’s damage award in its entirety; and ordered a new trial on damages. The district court held the new trial on damages on October 18 and 19, 2006. On January 25, 2007, the district court ordered an additional hearing on the issue of damages, which took place on March 22, 2007. On June 7, 2007, the district court issued its memorandum of decision in the new trial on damages and awarded Masimo $14.5 million in damages. The damages are automatically trebled under the antitrust statute to an award of $43.5 million. On June 29, 2007, the district court entered final judgment awarding Masimo $43.5 million in damages, denying Masimo’s demand for a permanent injunction, and retaining jurisdiction to determine the amount of attorney’s fees and costs, if any, to be awarded Masimo. On November 5, 2007, the district court issued an order granting Masimo $8.7 million in attorney’s fees and costs. Following entry of judgment, both parties appealed to the United States Court of Appeals for the Ninth Circuit. On October 28, 2009, the United States Court of Appeals for the Ninth Circuit rejected the appeals of both parties and affirmed the district court’s award of $43.5 million in damages to Masimo and denial of Masimo’s demand for permanent injunction. As a result of this ruling, in fiscal 2009, we recorded a charge of $58 million, which includes the damage award, post-judgment interest and Masimo’s attorney’s fees and costs. This charge was included in selling, general and administrative expenses.

Beginning on August 29, 2005 with Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, L.P., and Mallinckrodt Inc., 12 consumer class actions have been filed in the United States District Court for the Central

District of California. In all of the complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by us in violation of the federal antitrust laws. The 12 complaints were subsequently consolidated into a single proceeding styled In re: Pulse Oximetry Antitrust litigation. By stipulation among the parties, six putative class representatives dismissed their claims against us, leaving six remaining putative class representatives as plaintiffs in the consolidated proceeding. On December 21, 2007, the district court denied the plaintiffs’ motion for class certification. On March 14, 2008, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ request for leave to appeal the district court’s denial of their motion for class certification. On July 9, 2008, the district court granted our motion for summary judgment which resulted in the dismissal of all claims. The plaintiffs have appealed both rulings to the United States Court of Appeals for the Ninth Circuit. Oral argument has been scheduled for December 8, 2009.

Natchitoches Parish Hospital Service District, et al. v. Tyco International, Ltd., et al. is a class action lawsuit filed against us on September 15, 2005 in the United States District Court for the District of Massachusetts. In the complaint, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege that they and others paid for sharps containers as a result of anticompetitive conduct by us in violation of federal antitrust laws. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. We intend to vigorously defend this action. On August 29, 2008, the district court granted the plaintiffs’ motion for class certification. On December 5, 2008, the United States Court of Appeals for the First Circuit denied our request for leave to appeal the district court’s granting of the plaintiffs’ motion for class certification. Trial is scheduled to begin on December 7, 2009.

Products Liability Litigation

Mallinckrodt Inc., one of our subsidiaries, is one of four manufacturers of gadolinium-based contrast agents involved in litigation alleging that administration of these agents causes development of a recently-identified disease, nephrogenic systemic fibrosis, in a small number of patients with advanced renal impairment. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of Ohio and cases in various state courts. Generally, complaints allege design and manufacturing defects, failure to warn, breach of warranty, fraud and violations of various state consumer protection laws. We believe that we have meritorious defenses to these complaints and will vigorously defend against them. When appropriate, we settle cases. As of September 25, 2009, there were 66 cases in which the plaintiff has either documented or specifically alleged use of our product, Optimark. The cases are in various stages of the discovery process.

Subpoena

On January 7, 2009, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California requesting production of documents related to the sales and marketing of our Tofranil-PM, Restoril™ and Magnacet™ products. We will comply as required by the terms of the subpoena.

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

Our involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in our experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. We have not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intend to continue to vigorously defend these lawsuits. When appropriate, we settle claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of September 25, 2009, there were approximately 10,900 asbestos liability cases pending against Mallinckrodt.

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

Mallinckrodt Appeal to Maine Board of Environmental Protection. One of our subsidiaries, Mallinckrodt LLC, owned and operated a chemical manufacturing facility located in Orrington, Maine from 1967 until 1982. This facility was sold in 1982 to Hanlin Group, Inc., who then sued Mallinckrodt in 1989 alleging that Mallinckrodt had violated various environmental laws during its operation of the facility. These alleged claims were settled in 1991. Under the settlement agreement, Mallinckrodt agreed to pay certain specific costs for the completion of an environmental site investigation required by the EPA and the Maine Department of Environmental Protection (MDEP). Based on the site investigation, Mallinckrodt submitted a Corrective Measures Study (CMS) plan and identified a preferred alternative which was submitted to the EPA and MDEP for approval in 2004. MDEP disagreed with Mallinckrodt’s proposed remedial alternative and served a compliance order on Mallinckrodt LLC and United States Surgical Corporation in December 2008. The compliance order included a directive to remove a significant volume of soils at the site. We disagree with this approach and are vigorously challenging both the process of issuing the compliance order and the ultimate remedy selection described in the compliance order.

On December 19, 2008, Mallinckrodt filed an appeal with the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order. Mallinckrodt, MDEP and the Maine Board have been in preliminary proceedings to address numerous procedural issues. A hearing date has been planned for January 2010. In preparation for the hearing on this matter, we engaged outside consultants to review and assess our existing plan and to assist in the presentation of our case. As a result of this process, during the fourth quarter of fiscal 2009, we revised some of our assumptions regarding remediation options and recorded a charge of $53 million. As of September 25, 2009, we estimate that the cost to comply with these proposed remediation alternatives at this site ranges from approximately $96 million to $198 million, with the high end of the range including the estimated cost to comply fully with the MDEP order. Although there are still significant uncertainties in the outcome of the pending litigation and we continue to disagree with the level of remediation outlined in the MDEP order, this range is included in our estimate of aggregate environmental remedial costs described below.

Maine People’s Alliance and Natural Resources Defense Council v. Mallinckrodt. Mallinckrodt has also been involved in a lawsuit since April 2000 filed in the U.S. District Court for the District of Maine by the Natural Resources Defense Council and the Maine People’s Alliance. Plaintiffs sought an injunction requiring Mallinckrodt to conduct extensive studies of mercury contamination of the Penobscot River and Bay and options for remediating such contamination, and to perform appropriate remedial activities, if necessary.

On July 29, 2002, following a March 2002 trial, the district court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that

Mallinckrodt was liable for the cost of performing a study of the river and bay. Since that order, the district court has appointed a study panel to oversee the study. The study panel has conducted Phase I studies and has proposed a Phase II study which has been approved by the district court. The Phase II study calls for several additional years of field work, followed by a fourth year for “data synthesis.” The district court has also created an escrow account from which to pay bills associated with the study, and the district court periodically has ordered Mallinckrodt to deposit money into the escrow account. We have accrued for the cost of the studies as estimated by the study panel; however, due to the uncertainties involved pending completion of the study panel’s work, it is not possible to estimate the costs, if any, that might result from an order to conduct remediation in the Penobscot River and Bay. Accordingly, costs of any such remediation are not included in the range of costs below.

Remediation Cost Estimates. The ultimate cost of site cleanup is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 25, 2009, we concluded that it was probable that we would incur remedial costs in the range of approximately $189 million to $375 million for the cleanup of all known sites for which the costs are currently estimable, with the high end of the range reflecting the estimated cost to comply fully with the MDEP order discussed above. As of September 25, 2009, we concluded that the best estimate within this range was $203 million, discounted using risk free rates where appropriate, of which $18 million was included in accrued and other current liabilities and $185 million was included in other liabilities on the balance sheet. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial condition or cash flows.

Other Matters

We are a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. We do not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on our results of operations, financial condition or cash flows.

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

Securities Class Action Settlement Opt-Outs and Legacy Securities Matters

Prior to the separation, Tyco International and certain of its former directors and officers were named as defendants in a number of class actions alleging violations of the disclosure provisions of the federal securities laws. As previously disclosed, Tyco International settled the purported securities class action lawsuits in which Tyco International and certain of its former directors and officers were named as defendants. However, a number of class members opted out of the settlement, many of whom subsequently settled as discussed in our periodic filings. The complaints outstanding as of September 25, 2009 are discussed below.

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

Generally, the claims asserted by these plaintiffs allege violations of the disclosure provisions of federal securities laws. It is our understanding that Tyco International intends to vigorously defend any litigation resulting from the remaining claims. Covidien, Tyco International and Tyco Electronics are jointly and severally liable for any settlement obligations with respect to these matters pursuant to the Separation and Distribution Agreement. Accordingly, as of September 25, 2009, we have a $106 million liability for the full amount of the estimated cost to settle these unresolved matters and a corresponding $62 million receivable from Tyco International and Tyco Electronics. Although we believe the net liability reflects the best estimate of the probable loss related to the unresolved Tyco International-related legacy securities claims, the ultimate resolution of these matters could result in a greater or lesser amount than estimated. In addition, it is not possible to estimate the amount of loss or possible loss, if any, that might result from an adverse resolution of any unasserted claims.

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

Compliance Matters

Tyco International has received and responded to various allegations that certain improper payments were made in recent years by Tyco International subsidiaries, including subsidiaries which are now part of Covidien. During 2005, Tyco International reported to the DOJ and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the FCPA, that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. We have continued to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by us in the course of our ongoing compliance activities. To date, the baseline review and other compliance reviews have revealed that some business practices may not comply with Covidien and FCPA requirements. At this time, we cannot predict the outcome of these matters or other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, which may result from an adverse resolution of these matters. However, it is possible that we may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on our results of operations, financial condition or cash flows.

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

None.

Executive Officers of the Registrant

Listed below are our executive officers as of November 18, 2009, each of whom, unless otherwise indicated below, has been an employee of Covidien or its affiliates and held the position indicated during the past five years. References below to Covidien include the Tyco Healthcare business which, until our separation in June 2007, was part of Tyco International. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the board of directors, the executive officers are elected by the board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

Name	Age	Position(s)
Richard J. Meelia	60	Chairman of the Board of Directors, President and Chief Executive Officer
Charles J. Dockendorff	55	Executive Vice President and Chief Financial Officer
Jose E. Almeida	47	Senior Vice President and President, Medical Devices
Timothy R. Wright	51	Senior Vice President and President, Pharmaceuticals
Eric A. Kraus	48	Senior Vice President, Corporate Communications
John H. Masterson	48	Senior Vice President and General Counsel
Amy A. McBride-Wendell	48	Senior Vice President, Strategy and Business Development
Michael P. Dunford	49	Senior Vice President, Human Resources
Richard G. Brown, Jr.	61	Vice President, Chief Accounting Officer and Corporate Controller
Kevin G. DaSilva	45	Vice President and Treasurer
Eric C. Green	51	Vice President, Chief Tax Officer
Coleman N. Lannum	45	Vice President, Investor Relations

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

Jose E. Almeida—Mr. Almeida has been our Senior Vice President since June 2007. Mr. Almeida has been President, Medical Devices of Covidien since October 2006 and prior to that was President of Covidien’s International business since April 2004. From January 2003 to April 2004, Mr. Almeida was Chief Operating Officer of Greatbatch Technologies and from July 1998 to December 2002, he was Vice President, Manufacturing of Covidien.

Timothy R. Wright—Mr. Wright has been our Senior Vice President since June 2007 and has been President, Pharmaceuticals of Covidien since February 2007. Prior to joining Covidien, Mr. Wright was Non-Executive Chairman of ParagonRx from 2006 to 2007. Mr. Wright was Chief Operating Officer of Xanodyne Pharmaceuticals from 2005 to 2006, Interim Chief Executive Officer, President and Board Member of AAIPharma from 2004 to 2005, President, Global Commercial Operations of Elan Bio-Pharmaceuticals from 2001 to 2004, and Senior Vice President, Healthcare Product Services of Cardinal Health from 1999 to 2001. Prior to joining Cardinal Health, Mr. Wright held senior management positions in the U.S. and abroad at DuPont Merck Pharmaceutical from 1986 to 1999. Mr. Wright is a director of Antigenics Inc., a biotechnology company that develops treatments for cancers and infectious diseases.

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

Michael P. Dunford—Mr. Dunford has been Senior Vice President, Human Resources of Covidien since July 2009. Prior to that, Mr. Dunford served as Vice President, Human Resources Global Processes and Systems of Covidien since May 2008. Mr. Dunford served as Vice President, Human Resources, Operations of Covidien from December 2006 to May 2008, and served as Vice President, Corporate Human Resources of Covidien from May 2003 to December 2006. Mr. Dunford held several other human resources positions with Covidien since 1999.

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

Covidien ordinary shares are listed and traded on the New York Stock Exchange (NYSE) under the symbol “COV.” As of November 16, 2009, there were 29,914 holders of record of Covidien ordinary shares. The following table presents the high and low sales prices of Covidien ordinary shares for the periods indicated, as reported by the NYSE, in addition to the dividends declared per ordinary share during those periods.

Fiscal Year 2008	High	Low	Dividends
First Quarter	$45.12	$37.73	$—
Second Quarter	$46.11	$40.15	$0.32
Third Quarter	$50.50	$43.05	$—
Fourth Quarter	$57.00	$46.34	$0.32

Fiscal Year 2009
First Quarter	$54.60	$32.27	$—
Second Quarter	$40.14	$27.27	$0.32
Third Quarter	$37.34	$30.55	$—
Fourth Quarter	$42.99	$34.89	$0.34

Irish Restrictions on Import and Export of Capital

The Financial Transfers Act 1992 provides that the Irish Minister of Finance can make provision for the restriction of financial transfers between Ireland and other countries. For the purposes of this Act, “financial transfers” include all transfers which would be movements of capital or payments within the meaning of the treaties governing the European Communities if they had been made between Member States of the Communities. This Act has been used by the Minister of Finance to implement European Council Directives, which provide for the restriction of financial transfers to certain countries, organizations and people including Belarus, Burma/Myanmar, Democratic People’s Republic of Korea, Democratic Republic of Congo, Iran, Iraq, Ivory Coast, Lebanon, Liberia, Republic of Serbia, Slobodan Milosevic and associated persons, Somalia, Sudan, Usama Bin Laden, Al-Qaeda and the Taliban of Afghanistan, Uzbekistan and Zimbabwe.

Irish Taxes Applicable to U.S. Holders

Dividends paid by Covidien will generally be subject to Irish dividend withholding tax at the standard rate of income tax (currently 20 percent) unless an exemption applies.

Dividends paid to U.S. residents will not be subject to Irish dividend withholding tax provided that:

•

in the case of a beneficial owner, the address of the beneficial owner in the records of his or her broker is in the United States and this information is provided by the broker to the Company’s qualifying intermediary; or

•	in the case of a record owner, the record owner has provided to the Company’s transfer agent a valid W-9 showing either a U.S. address or a valid taxpayer identification number.

Irish income tax may also arise with respect to dividends paid on Covidien’s ordinary shares. A U.S. resident who meets one of the exemptions from dividend withholding tax described above and who does not hold Covidien shares through a branch or agency in Ireland through which a trade is carried on generally will not have any Irish income tax liability on a dividend paid by Covidien. In addition, if a U.S. shareholder is subject to the dividend withholding tax, the withholding payment discharges any Irish income tax liability, provided the shareholder furnishes to the Irish Revenue authorities a statement of the dividend withholding tax imposed.

While the U.S./Ireland Double Tax Treaty contains provisions regarding withholding, due to the wide scope of the exemptions from dividend withholding tax available under Irish domestic law, it would generally be unnecessary for a U.S. resident shareholder to rely on the treaty provisions.

Issuer Purchases of Equity Securities

The following table presents information regarding Covidien’s purchases of ordinary shares during the fourth quarter of fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
6/27/09 – 7/24/09	—	$—	—	$—
7/25/09 – 8/28/09	3,932,198	$39.0459	3,932,198	$74,994,437
8/29/09 – 9/25/09	—	$—	—	$—

On January 28, 2009, our Board of Directors authorized a program to purchase up to $300 million of our ordinary shares to partially offset dilution related to equity compensation plans.

Item 6.	Selected Financial Data

The following table presents selected financial and other data for Covidien plc. The statement of operations data set forth below for fiscal 2009, 2008 and 2007, and the balance sheet data at September 25, 2009 and September 26, 2008, are derived from our audited financial statements included elsewhere in this annual report. The statement of operations data for fiscal 2006 and 2005 and the balance sheet data at September 28, 2007 and September 29, 2006 are derived from our audited financial statements that are not included in this annual report. The balance sheet data at September 30, 2005 are derived from our unaudited financial statements that are not included in this annual report. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information set forth herein.

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

	Fiscal Years
	2009	2008	2007	2006	2005
	(Dollars in Millions, Except per Share Data)
Statement of Operations Data:
Net sales	$10,677	$10,358	$9,317	$8,691	$8,608
Research and development expenses(1)	438	350	267	255	227
In-process research and development charges	115	22	38	63	—
Restructuring charges	61	77	57	—	—
Class action and shareholder settlements, net of insurance recoveries	183	42	1,202	—	—
Operating income(2)	1,856	2,001	638	2,092	2,057
Interest expense, net	(150)	(165)	(152)	(139)	(162)
Other income (expense), net(3)	145	199	(135)	(15)	(248)
Income from continuing operations before income taxes	1,851	2,035	351	1,938	1,647
Income (loss) from continuing operations	902	1,537	(134)	1,454	1,150
Income (loss) from discontinued operations, net of income taxes	5	(176)	(208)	(299)	(115)
Net income (loss)	907	1,361	(342)	1,155	1,035
Balance Sheet Data (End of Period):
Total assets	$17,139	$16,003	$18,328	$14,109	$14,784
Long-term debt	2,961	2,986	3,565	2,248	2,544
Shareholders’ equity	8,001	7,747	6,742	8,621	8,007
Share Data:
Basic earnings per share:
Income (loss) from continuing operations	$1.79	$3.08	$(0.27)	$2.93	$2.31
Net income (loss)	1.80	2.72	(0.69)	2.33	2.08
Diluted earnings per share:
Income (loss) from continuing operations	$1.78	$3.04	$(0.27)	$2.93	$2.31
Net income (loss)	1.79	2.70	(0.69)	2.33	2.08
Cash dividend declared per share	$0.66	$0.64	$0.16	$—	$—
Basic weighted-average number of shares outstanding(4)	503	500	497	497	497
Diluted weighted-average number of shares outstanding(4)	505	505	497	497	497
Other Data:
Operating margin(2)	17.4%	19.3%	6.8%	24.1%	23.9%
Number of employees (thousands)	42	42	44	43	41

(1)	Research and development expenses for fiscal 2009 include $30 million related to up front fees and milestone payments for licensing arrangements entered into by our Pharmaceuticals segment.
(2)	Operating income and margin for fiscal 2009 include legal charges totaling $94 million for three anti-trust cases, a charge of $71 million for the estimated additional cost to remediate environmental matters at a site located in Orrington, Maine and charges totaling $21 million related to our Sleep Diagnostics and Oxygen Therapy product lines, all of which are included in selling, general and administrative expenses. Operating income and margin for fiscal 2007 include intangible asset impairment charges of $34 million. Operating income and margin for fiscal 2006 includes a net gain on divestitures of $48 million. Operating income and margin for fiscal 2005 includes a charge for a patent litigation settlement of $277 million.
(3)	Amounts for fiscal 2009 and 2008 relate primarily to the impact of the Tax Sharing Agreement with Tyco International and Tyco Electronics. Amounts for fiscal 2007 and 2005 consist primarily of the allocation of Tyco International’s loss on the retirement of debt. Note 17 to our financial statements provides further information regarding these amounts.
(4)	The number of ordinary shares outstanding immediately following the separation from Tyco International was used to calculate basic and diluted earnings per share for the periods prior to the separation because no ordinary shares, share options or restricted shares of Covidien were outstanding on or before June 29, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Covidien Ltd. was incorporated in Bermuda in 2000 as a wholly-owned subsidiary of Tyco International Ltd.; however, Covidien did not engage in any significant business activities and held minimal assets until June 29, 2007. As part of a plan to separate Tyco International into three independent companies, Tyco International transferred the equity interests of the entities that held all of the assets and liabilities of its healthcare businesses to Covidien and, on June 29, 2007, distributed all of its shares of Covidien to Tyco International shareholders. Our financial results reflect the consolidated operations of Covidien as an independent publicly-traded company following June 29, 2007, and a combined reporting entity comprised of the assets and liabilities used in managing Tyco International Ltd.’s healthcare businesses, including Covidien, prior to and including June 29, 2007.

Our financial statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America. For the first nine months of fiscal 2007, prior to the separation, certain general corporate overhead, other expenses, debt and related net interest expense and loss on early extinguishment of debt have been allocated to us by Tyco International. Management believes such allocations are reasonable; however, they may not be indicative of the actual expenses we would have incurred had we been operating as an independent, publicly traded company. Note 17 to our financial statements provides additional information regarding allocated expenses.

Recent Developments

Reorganization—In December 2008, our Board of Directors approved moving our principal executive office from Bermuda to Ireland. On May 28, 2009, shareholders voted in favor of a reorganization proposal pursuant to which all Covidien Ltd. common shares would be cancelled and all holders of such shares would receive ordinary shares of Covidien plc on a one-to-one basis. The reorganization transaction was completed on June 4, 2009, following approval from the Supreme Court of Bermuda, at which time Covidien plc replaced Covidien Ltd. as the ultimate parent company. Shares of the Irish company, Covidien plc, began trading on the New York Stock Exchange on June 5, 2009 under the symbol “COV,” the same symbol under which Covidien Ltd. shares were previously traded.

Change in Segment Reporting Structure—During the fourth quarter of fiscal 2009, we made a number of segment reporting changes to align external reporting with recent changes to our internal reporting structure. We combined our Pharmaceutical Products and Imaging Solutions segments into a single operating segment called Pharmaceuticals. Our pharmaceutical and imaging products businesses both face similar challenges including a lengthy product development cycle and extensive regulation by various agencies, such as the FDA. Integrating the management of these businesses further allows us to better utilize internal resources and achieve cost synergies. In addition, we reclassified our SharpSafety and Clinical Care product lines in the United States and Europe from our Medical Devices segment to our Medical Supplies segment, consistent with where management now responsible for their oversight are located. Subsequent to the acquisition of VNUS, we determined that the marketing strategies and sales call points associated with these products are better aligned with the businesses within our Medical Supplies segment. Finally, we reclassified several hernia mechanical devices from our Endomechanical Instruments product line to our Soft Tissue Repair product line, both within the Medical

Devices segment, and made several other less significant transfers between product lines and segments. Following these changes, we manage and operate our business through the following three segments:

•

Medical Devices includes the development, manufacture and sale of endomechanical instruments, soft tissue repair products, energy devices, oximetry and monitoring products, airway and ventilation products, vascular products and other medical products.

•	Pharmaceuticals includes the development, manufacture and distribution of specialty pharmaceuticals, active pharmaceutical ingredients, specialty chemicals, contrast products and radiopharmaceuticals.

•	Medical Supplies includes the development, manufacture and sale of nursing care products, medical surgical products, SharpSafety products and original equipment manufacturer products (OEM).

All periods have been restated for the changes to our segment reporting structure discussed above.

Strategic Acquisitions, Licensing Agreements and Divestitures

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

Acquisitions

In November 2009, our Medical Devices segment acquired Aspect Medical Systems, Inc. (Aspect), a provider of brain monitoring technology, for approximately $210 million, net of cash and short-term investments acquired. This purchase price included the assumption of approximately $60 million of debt. The acquisition of Aspect broadens our product offerings and adds a brain monitoring technology to our product portfolio.

In September 2009, our Medical Devices segment acquired Power Medical Interventions, Inc. (PMI), a provider of computer-assisted, power-actuated surgical cutting and stapling products, for approximately $65 million, including debt assumed of $25 million. The acquisition of PMI expanded our surgical stapling solutions.

In June 2009, our Medical Devices segment acquired VNUS Medical Technologies, Inc. (VNUS), a developer of medical devices for minimally invasive treatment of venous reflux disease, for $473 million, net of cash acquired of $42 million. The acquisition of VNUS expanded our portfolio of vascular intervention products and our presence in the vascular market.

During fiscal 2008, our Medical Devices segment acquired Tissue Science Laboratories plc (TSL), a medical device company dedicated to the research, development and commercialization of tissue implant products for surgical and wound care therapies, for $74 million. The acquisition of TSL provided us with a leading tissue repair technology and accelerated our entry into the biologic hernia repair market. TSL’s Permacol(R) product complemented our soft tissue product offerings and allowed us to offer a full line of differentiated hernia repair products.

In November 2007, our Medical Devices segment acquired Scandius Biomedical, Inc. (Scandius), a developer of medical devices for sports-related surgeries, for $27 million. The acquisition of Scandius enabled us to offer customers innovative soft tissue repair devices for common sports injuries.

In April 2007, our Medical Devices segment acquired intellectual property from Sorbx, LLC (Sorbx), a developer of an absorbable tack technology used in hernia repair procedures, for $30 million. The acquisition of the intellectual property from Sorbx expanded our surgical devices portfolio.

Licensing Agreements

In June 2009, our Pharmaceuticals segment entered into a licensing agreement with Nuvo Research Inc. (Nuvo). This licensing agreement grants us commercial rights to market and distribute Pennsaid Lotion and Pennsaid Gel, product candidates for the treatment of osteoarthritis. Pennsaid Lotion was approved by the FDA in November 2009, while Pennsaid Gel remains in development. This license arrangement included an up-front cash payment of $10 million, which was included in research and development expenses. We are also responsible for all future development activities and expenses. In addition, we may be required to make additional payments up to $120 million based upon the successful completion of specified regulatory and sales milestones, as well as royalty payments on future sales of the products.

In June 2009, our Pharmaceuticals segment entered into a licensing agreement with Neuromed Development Inc. (Neuromed), a subsidiary of Neuromed Pharmaceuticals Ltd. This licensing agreement grants us commercial rights to market and distribute in the United States EXALGO (hydromorphone HCL extended release), a pain management drug candidate, for an up-front cash payment of $10 million, which was included in research and development expenses. Under the license arrangement, we are obligated to make additional payments up to $73 million based upon the successful completion of specified development and regulatory milestones. During fiscal 2009, $10 million of such milestone payments were made and included in research and development expenses. We will also contribute up to $16 million toward additional development costs incurred by Neuromed and pay royalties on any commercial sales of the developed product.

Divestitures

During fiscal 2009, we sold our Sleep Diagnostics product line within our Medical Devices segment. In addition, we entered into a definitive agreement to sell our Oxygen Therapy product line, also within our Medical Devices segment. Selling, general and administrative expenses for fiscal 2009 includes charges totaling $21 million for the loss on sale of Sleep Diagnostics and the write-down of Oxygen Therapy to its fair value less cost to sell based on the sale agreement. In September 2009, we also announced our plan to divest our Sleep Therapy product line within our Medical Devices segment. We plan to reallocate the resources previously used to support these product lines to our faster-growing, higher-margin businesses in which we have or can develop a global competitive advantage.

During fiscal 2008, we sold our Retail Products segment and our European Incontinence Products business within our Medical Supplies segment because their products and customer bases were not aligned with our long-term strategic objectives. Both of these businesses met the discontinued operations criteria and, accordingly, have been included in discontinued operations for all periods presented. See “Discontinued Operations” for further information.

Covidien Business Factors Influencing the Results of Operations

Sales and Marketing Investment

Selling and marketing expenses increased $305 million in fiscal 2008, compared with fiscal 2007, primarily due to an increase in sales and marketing headcount and related compensation programs. The increase in headcount was to support our geographic expansion and increased focus on selling to and supporting customers directly rather than through distributors. Selling and marketing expenses in fiscal 2009 were level compared with fiscal 2008 as planned increases were offset by currency gains. In fiscal 2010, our focus will shift from investing in sales and marketing to leveraging the previous investments that we have made.

Research and Development Investment

Our research and development expense increased $83 million and $88 million in fiscal 2008 and 2009, respectively. The fiscal 2009 increase includes $37 million of incremental research and development expenses incurred in connection with the Nuvo and Neuromed license arrangements entered into by our Pharmaceuticals segment. We expect research and development expenditures associated with internal initiatives, as well as licensing or acquiring technology from third parties, to increase as we continue to make incremental investments in research and development. We intend to focus our internal and external investments in those fields that we believe will offer the greatest opportunity for growth and profitability. We are committed to investing in pharmaceutical pain management products and products that have a demonstrable clinical impact and value to the healthcare system.

Restructuring Initiatives

During fiscal 2007, we launched a $150 million restructuring program, primarily in our Medical Devices and Medical Supplies segments. This program included numerous actions designed to improve our competitive position by exiting unprofitable product lines in low-growth and declining-growth markets, reducing excess machine capacity, moving production to lower cost alternatives through plant consolidations and outsourcing initiatives, and relocating certain functions to locations that enhance our recruiting, development and retention of personnel and lower operating costs. We expect the savings from these restructuring initiatives to partially offset the increased research and development and sales and marketing expenses necessary to support our growth initiatives. During fiscal 2008 and fiscal 2007, we recorded restructuring charges of $77 million and $57 million, respectively, as we consolidated certain facilities, primarily within the Medical Devices and Medical Supplies segments.

During fiscal 2009, we launched another restructuring program also designed to improve our cost structure and to deliver improved operational growth. This program includes actions in all three segments, as well as at corporate. We expect to incur charges as these actions are undertaken of approximately $200 million under this program, most of which is expected to occur by the end of 2010. This program excludes acquisition-related restructuring actions, which may be initiated in future periods. During fiscal 2009, we recorded restructuring charges of $61 million under this program.

Legal Settlements

During fiscal 2007, Tyco International entered into a memorandum of understanding with plaintiffs’ counsel in connection with the settlement of 32 securities class action lawsuits, pursuant to which Tyco International agreed to pay the certified class of $2.975 billion plus accrued interest. During fiscal 2007, in accordance with the sharing percentages included the Separation and Distribution Agreement, we were allocated a net charge of $1.202 billion from Tyco International, comprised of our portion of the class action settlement of $1.249 billion, net of our portion of the related insurance recoveries of $47 million.

During fiscal 2008, we recorded charges totaling $58 million for our portion of Tyco International’s settlements with certain shareholders and income of $16 million for our portion of insurance recoveries related to shareholder settlements.

During fiscal 2009, we recorded charges totaling $94 million related to three anti-trust cases, which are included in selling, general and administrative expenses. In addition, in fiscal 2009, we recorded charges totaling $183 million for our portion of Tyco International’s settlements with certain shareholders and our portion of the estimated cost to settle all of the remaining securities cases outstanding.

Currency Exchange Rates

Our results of operations are influenced by changes in the currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. The percentage of net sales by major currencies for fiscal 2009 is as follows:

U.S. Dollar	60%
Euro	18
Japanese Yen	7
All other	15

100%

Currency exchange rates also affect our cost of goods sold. To the extent other currencies depreciate against the U.S. dollar, transaction losses result on any products sourced from the United States in U.S. dollars which are then sold in non-U.S. currencies.

Results of Operations

Fiscal Years Ended 2009, 2008 and 2007

The following table presents results of operations, including percentage of net sales:

	Fiscal Years
(Dollars in Millions)	2009		2008		2007
Net sales	$10,677	100.0%	$10,358	100.0%	$9,317	100.0%
Cost of goods sold	4,938	46.2	4,943	47.7	4,593	49.3

Gross profit	5,739	53.8	5,415	52.3	4,724	50.7
Selling, general and administrative expenses	3,086	28.9	2,923	28.2	2,488	26.7
Research and development expenses	438	4.1	350	3.4	267	2.9
In-process research and development charges	115	1.1	22	0.2	38	0.4
Restructuring charges	61	0.6	77	0.7	57	0.6
Class action and shareholder settlements, net of insurance recoveries	183	1.7	42	0.4	1,202	12.9
Intangible asset impairment charges	—	—	—	—	34	0.4

Operating income	1,856	17.4	2,001	19.3	638	6.8
Interest expense	(175)	(1.6)	(209)	(2.0)	(188)	(2.0)
Interest income	25	0.2	44	0.4	36	0.4
Other income (expense), net	145	1.4	199	1.9	(135)	(1.4)

Income from continuing operations before income taxes	1,851	17.3	2,035	19.6	351	3.8
Income tax expense	949	8.9	498	4.8	485	5.2

Income (loss) from continuing operations	902	8.4	1,537	14.8	(134)	(1.4)
Income (loss) from discontinued operations, net of income taxes	5	—	(176)	(1.7)	(208)	(2.2)

Net income (loss)	$907	8.5	$1,361	13.1	$(342)	(3.7)

Net sales—Our net sales for fiscal 2009 increased $319 million, or 3.1%, to $10.677 billion, compared with $10.358 billion in fiscal 2008. Unfavorable currency exchange rate fluctuations resulted in a $469 million decrease to net sales in fiscal 2009. The remaining increase in net sales was primarily driven by increased sales within our Medical Devices segment and $297 million of incremental sales of oxycodone hydrochloride extended-release tablets within our Pharmaceuticals segment.

Our net sales for fiscal 2008 increased $1.041 billion, or 11.2%, to $10.358 billion, compared with $9.317 billion in fiscal 2007. While revenue increased across all segments in fiscal 2008, the increase was primarily attributable to our Medical Devices segment. Favorable currency exchange rate fluctuations contributed $411 million to the increase in net sales for fiscal 2008.

Net sales generated by our businesses in the United States were $6.170 billion, $5.713 billion and $5.400 billion in fiscal 2009, 2008 and 2007, respectively. Our non-U.S. businesses generated net sales of $4.507 billion, $4.645 billion and $3.917 billion in fiscal 2009, 2008 and 2007, respectively. Our business outside the United States represents approximately 42%, 45% and 42% of our net sales for the fiscal 2009, 2008 and 2007, respectively. The decrease in the proportion of non-U.S. net sales in fiscal 2009, compared with fiscal 2008 is attributable to the sales of oxycodone hydrochloride extended-release tablets in the United States and currency exchange rate fluctuations.

Net sales by geographic area are shown in the following tables:

	Fiscal Years		Percentage Change	Percentage Change Due to Currency	Percentage Change Due to Operations
(Dollars in Millions)	2009	2008
U.S.	$6,170	$5,713	8%	—%	8%
Other Americas	560	586	(4)	(17)	13
Europe	2,579	2,823	(9)	(13)	4
Asia-Pacific	1,368	1,236	11	—	11

	$10,677	$10,358	3	(5)	8

	Fiscal Years		Percentage Change	Percentage Change Due to Currency	Percentage Change Due to Operations
(Dollars in Millions)	2008	2007
U.S.	$5,713	$5,400	6%	—%	6%
Other Americas	586	490	20	10	10
Europe	2,823	2,385	18	12	6
Asia-Pacific	1,236	1,042	19	8	11

	$10,358	$9,317	11	4	7

Costs of goods sold—Cost of goods sold was 46.2% of net sales for fiscal 2009, compared with 47.7% of net sales for fiscal 2008. The decrease in cost of products sold as a percent of net sales in fiscal 2009 was primarily attributable to favorable sales mix in the Pharmaceuticals segment, resulting largely from sales of oxycodone hydrochloride extended-release tablets, which resulted in a decrease of 1.3 percentage points.

Cost of goods sold was 47.7% of net sales for fiscal 2008, compared with 49.3% of net sales for fiscal 2007. The decreases in cost of goods sold as a percentage of net sales in fiscal 2008 was primarily attributable to favorable sales mix and currency exchange rate fluctuations, which made products manufactured in the United States less expensive in most non-U.S. markets.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $163 million, or 5.6%, to $3.086 billion in fiscal 2009, compared with $2.923 billion in fiscal 2008. Selling, general and administrative expenses were 28.9% of net sales for fiscal 2009, compared with 28.2% of net sales for fiscal 2008. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to increased legal and consulting costs, $94 million of which related to three anti-trust cases, an increase in estimated environmental remediation costs of $82 million, primarily related to a site in Orrington, Maine, and planned growth in selling and marketing. These cost increases were partially offset by currency gains.

Selling, general and administrative expenses increased $435 million, or 17.5%, to $2.923 billion in fiscal 2008, compared with $2.488 billion in fiscal 2007. Selling, general and administrative expenses were 28.2% of net sales for fiscal 2008, compared with 26.7% of net sales for fiscal 2007. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to increases in selling and marketing expenses of $305 million, largely resulting from sales force investments made in our Medical Devices segment to support our growth initiatives.

Research and development expenses—Research and development expense increased $88 million, or 25.1%, to $438 million in fiscal 2009, compared with $350 million in fiscal 2008. This increase resulted primarily from $37 million of incremental research and development expenses incurred in connection with the Nuvo and Neuromed license arrangements entered into by our Pharmaceuticals segment and increased spending in our Medical Devices segment. As a percentage of our net sales, research and development expenses were 4.1% for fiscal 2009, compared with 3.4% for fiscal 2008.

Research and development expenses increased $83 million, or 31.1%, to $350 million in fiscal 2008, compared with fiscal 2007. This increase resulted primarily from increased spending resulting from incremental headcount and new project spending in our Medical Devices segment and, to a lesser extent, increased spending in our Pharmaceuticals segment. As a percentage of our net sales, research and development expenses were 3.4% for fiscal 2008, compared with 2.9% for fiscal 2007.

In-process research and development charges—During fiscal 2009, our Medical Devices segment recorded a charge of $59 million for the write-off of in-process research and development associated with the acquisition of VNUS. The $59 million in-process research and development charge is related to an alternative minimally invasive device for the treatment of varicose veins and venus reflux that VNUS is developing, which has not yet received regulatory approval. As of the date of acquisition, this technology was not considered to be technologically feasible or to have any alternative future use. Design, testing, clinical trials and regulatory submission are required in order to bring the project to completion. If the device receives regulatory approval, we anticipate that it will occur in fiscal 2013 and be released to the market shortly thereafter. Management determined the valuation of the in-process research and development using, among other factors, appraisals. The value was based primarily on the discounted cash flow method and was discounted at a 31% rate, which was considered commensurate with the project’s risks and stage of development. Future residual cash flows that could be generated from the project were determined based upon management’s estimate of future revenue and expected profitability of the project and technology involved. These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the project to completion. We can not assure that the underlying assumptions used to prepare the discounted cash flow analysis will prove to be accurate or that the timely completion of the project to commercial success will occur. Actual results may differ from our estimates due to the inherent uncertainties associated with research and development projects. In addition to this charge, during fiscal 2009, our Medical Devices segment recorded charges of $56 million for the write-off of in-process research and development, of which $36 million was associated with the acquisition of PMI and $20 million with the acquisition of intellectual property.

During fiscal 2008, our Medical Devices segment recorded a charge of $12 million for the write-off of in-process research and development associated with the acquisition of Scandius. In addition to this charge, our Medical Devices and Pharmaceuticals segments recorded in-process research and development charges totaling $10 million in connection with two smaller acquisitions. These above in-process research and development charges related to the development of second-generation technology that had not yet obtained regulatory approval.

During fiscal 2007, our Medical Devices segment recorded charges totaling $38 million for the write-off of in-process research and development, of which $30 million was associated with the acquisition of intellectual property from Sorbx. In addition, during fiscal 2007 our Medical Devices segment recorded an $8 million in-process research and development charge associated with the acquisition of the remaining outstanding shares of Airox. These in-process research and development charges also related to the development of second-generation technology that had not yet obtained regulatory approval.

Restructuring charges—During fiscal 2009, we recorded restructuring charges of $61 million, comprised of restructuring charges of $66 million, partially offset by changes in estimates of $5 million. The $66 million of restructuring charges includes asset impairment charges of $12 million primarily related to the write-down of long-lived assets of a manufacturing facility within our Pharmaceutical segment, which will be closed as a result of cost savings initiatives. The remaining charges and changes in estimates primarily relate severance costs across all segments and corporate.

During fiscal 2008, we recorded restructuring charges of $77 million, which is comprised of restructuring charges of $83 million, partially offset by changes in estimates of $6 million. The $83 million of restructuring charges includes asset impairment charges of $18 million primarily related to the write-down of long-lived assets of a manufacturing facility within our Medical Devices segment, which has been closed as a result of cost savings initiatives. The remaining charges and changes in estimates primarily relate to workforce reductions also within Medical Devices.

During fiscal 2007, we recorded restructuring charges of $57 million, which included asset impairment charges of $9 million for the write-down of long-lived assets at several manufacturing facilities primarily within Medical Supplies. The remaining $48 million primarily related to severance costs resulting from workforce reductions within both Medical Devices and Medical Supplies.

Class action and shareholder settlements, net of insurance recoveries—In March 2009, Tyco International reached agreements with the State of Colorado and Franklin Investment Advisors, pursuant to which Tyco International agreed to pay approximately $19 million and $42 million, respectively, to settle these cases. During fiscal 2009, we recorded charges of $26 million for our portion of these settlements in accordance with the sharing percentages included in the Separation and Distribution Agreement. As a result of these and other recent settlements, the reserves for unresolved legacy Tyco International-related securities matters were reassessed and the best estimate for probable loss was determined to be $375 million. During fiscal 2009, we recorded an additional charge of $157 million for our portion of the estimated cost to settle these unresolved matters in accordance with the sharing percentages included in the Separation and Distribution Agreement. During fiscal 2009, Tyco International agreed to settle with five of the remaining plaintiffs that had opted-out of the class action settlement and with plaintiffs who had brought Employee Retirement Income Security Act related claims for a total of $269 million. In accordance with the sharing percentages included in the Separation and Distribution Agreement, our share of these settlements is $113 million, which was within the range of loss previously provided.

During fiscal 2008, Tyco International paid $109 million to settle two of the remaining cases. These payments were subject to the sharing percentages included in the Separation and Distribution Agreement. Accordingly, during the fiscal 2008, we recorded a charge of $46 million for the payment of our portion of these settlements to Tyco International.

In November 2008, Tyco International signed definitive agreements to settle three additional cases. These agreements called for Tyco International to make payments totaling $28 million. These payments were also subject to the sharing percentages included in the Separation and Distribution Agreement. Accordingly, in fiscal 2008, we recorded an additional charge of $12 million for our portion of these settlements.

During fiscal 2008, Tyco International received insurance recoveries totaling $38 million related to the class action settlement discussed below. Tyco International in turn paid us $16 million for our portion of the recoveries in accordance with the sharing percentages included in the Separation and Distribution Agreement.

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

Intangible asset impairment charges—In fiscal 2007, we recorded intangible asset impairment charges of $34 million, primarily related to the impairment of a non-amortizable trademark associated with our Pharmaceuticals segment. This impairment stemmed from a shift in branding strategy that resulted in discontinuing the use of the trademark.

Operating income—In fiscal 2009, operating income decreased $145 million to $1.856 billion, compared with $2.001 billion in fiscal 2008. The decrease in operating income in fiscal 2009 was primarily due a $181 million increase in research and development expenditures resulting primarily from the acquisitions of VNUS and PMI and the Nuvo and Neuromed license arrangements, a $141 million increase in net shareholder settlements, increased legal costs, $94 million of which related to three anti-trust cases, and an $82 million increase in estimated environmental remediation costs, primarily related to a site located in Orrington, Maine, partially offset by higher sales and increased gross profit.

In fiscal 2008, operating income was $2.001 billion, compared with $638 million in fiscal 2007. Operating income for fiscal 2008 included net shareholder settlement charges totaling $42 million, while operating income for fiscal 2007 included a net charge of $1.202 billion allocated to us by Tyco International for our portion of the Tyco International-related class action settlement. The remaining $203 million increase in operating income was primarily attributable to higher sales and increased gross profit, partially offset by increased selling and marketing expenses of $305 million and increased research and development expenses of $83 million, both primarily within our Medical Devices segment.

Analysis of Operating Results by Segment

Net sales by segment are shown in the following tables:

	Fiscal Years		Percentage Change	Percentage Change Due to Currency	Percentage Change Due to Operations
(Dollars in Millions)	2009	2008
Medical Devices	$6,061	$5,914	2%	(6)%	8%
Pharmaceuticals	2,864	2,655	8	(4)	12
Medical Supplies	1,752	1,789	(2)	(2)	—

	$10,677	$10,358	3	(5)	8

	Fiscal Years		Percentage Change	Percentage Change Due to Currency	Percentage Change Due to Operations
(Dollars in Millions)	2008	2007
Medical Devices	$5,914	$5,213	13%	6%	7%
Pharmaceuticals	2,655	2,387	11	2	9
Medical Supplies	1,789	1,717	4	1	3

	$10,358	$9,317	11	4	7

Operating income by segment and as a percentage of segment net sales for each of the last three fiscal years is shown in the following table:

	Fiscal Years
(Dollars in Millions)	2009		2008		2007
Medical Devices	$1,730	28.5%	$1,786	30.2%	$1,665	31.9%
Pharmaceuticals	703	24.5	480	18.1	427	17.9
Medical Supplies	211	12.0	193	10.8	209	12.2
Corporate	(788)		(458)		(1,663)

	$1,856	17.4	$2,001	19.3	$638	6.8

Medical Devices

Net sales for Medical Devices by groups of products and by geography for fiscal 2009 compared to fiscal 2008 is as follows:

	Fiscal Years		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	2009	2008
Endomechanical Instruments	$1,982	$1,928	3%	(6)%	9%
Soft Tissue Repair Products	807	786	3	(7)	10
Energy Devices	867	805	8	(5)	13
Oximetry & Monitoring Products	636	636	—	(3)	3
Airway & Ventilation Products	763	806	(5)	(4)	(1)
Vascular Products	574	493	16	(2)	18
Other Products	432	460	(6)	(5)	(1)

	$6,061	$5,914	2	(6)	8

	Fiscal Years		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	2009	2008
U.S.	$2,528	$2,316	9%	—%	9%
Non-U.S.	3,533	3,598	(2)	(9)	7

	$6,061	$5,914	2	(6)	8

Net sales for fiscal 2009 increased $147 million, or 2%, to $6.061 billion, compared with fiscal 2008. Unfavorable currency exchange fluctuations of $317 million during fiscal 2009 were more than offset by increased sales volume of endomechanical instruments, energy devices, vascular products and soft tissue repair products. The increase in sales volume for Endomechanical Instruments was primarily driven by continued demand for our stapling devices and Autosuture laparoscopic instruments worldwide. The increase in operational sales for Energy Devices resulted primarily from higher sales volume of vessel sealing products worldwide, somewhat offset by a decrease in capital equipment sales in the United States. Vascular Products sales growth was primarily driven by increased sales of compression products in the United States and the acquisition of VNUS. The increase in sales volume for Soft Tissue Repair Products was primarily due to hernia mesh products in the United States and, to a lesser extent, hernia mechanical devices.

Operating income for fiscal 2009 decreased $56 million to $1.730 billion, compared with fiscal 2008. Our operating margin was 28.5% for fiscal 2009, compared with 30.2% for fiscal 2008. The decrease in our operating income was primarily attributable to a $97 million increase in in-process research and development charges and a $54 million increase in research and development spending, partially offset by a $54 million decrease in restructuring charges and increased gross profit on favorable sales mix.

Net sales for Medical Devices by groups of products and by geography for fiscal 2008 compared to fiscal 2007 is as follows (dollars in millions):

	Fiscal Years		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	2008	2007
Endomechanical Instruments	$1,928	$1,698	14%	7%	7%
Soft Tissue Repair Products	786	642	22	7	15
Energy Devices	805	636	27	7	20
Oximetry & Monitoring Products	636	597	7	4	3
Airway & Ventilation Products	806	766	5	7	(2)
Vascular Products	493	444	11	4	7
Other Products	460	430	7	8	(1)

	$5,914	$5,213	13	6	7

	Fiscal Years		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	2008	2007
U.S.	$2,316	$2,172	7%	—%	7%
Non-U.S.	3,598	3,041	18	11	7

	$5,914	$5,213	13	6	7

Net sales for fiscal 2008 increased $701 million, or 13%, to $5.914 billion, compared with fiscal 2007. Favorable currency exchange rate fluctuations contributed $332 million to the increase in net sales for the segment. The remaining increase in net sales was primarily due to an increase in sales volume of energy devices, endomechanical instruments and soft tissue repair products. The increase in Energy Devices net sales was primarily due to higher sales volume of vessel sealing products worldwide and, to a lesser extent, higher sales of capital equipment. Endomechanical Instruments sales growth was primarily driven by continued demand for our stapling instruments in the United States and Europe. The increase in operational sales for Soft Tissue Repair Products resulted primarily from increased sales volume of soft tissue mechanical products and, to a lesser extent, mesh products.

Operating income for fiscal 2008 increased $121 million, or 7%, to $1.786 billion, compared with fiscal 2007. Our operating margin was 30.2% for fiscal 2008, compared with 31.9% for fiscal 2007. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance discussed above. This increase was partially offset by higher operating expenses, primarily an increase in selling and marketing expenses of $259 million, resulting principally from our sales force investment, growth initiatives and acquisitions. In addition, research and development expenses increased $51 million.

Pharmaceuticals

Net sales for Pharmaceuticals by groups of products and by geography for fiscal 2009 compared to fiscal 2008 is as follows:

	Fiscal Years		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	2009	2008
Specialty Pharmaceuticals	$898	$582	54%	—%	54%
Active Pharmaceutical Ingredients	405	431	(6)	(7)	1
Specialty Chemicals	414	448	(8)	(9)	1
Contrast Products	591	635	(7)	(5)	(2)
Radiopharmaceuticals	556	559	(1)	(4)	3

	$2,864	$2,655	8	(4)	12

	Fiscal Years		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	2009	2008
U.S.	$2,108	$1,885	12%	—%	12%
Non-U.S.	756	770	(2)	(16)	14

	$2,864	$2,655	8	(4)	12

Net sales for fiscal 2009 increased $209 million, or 8%, to $2.864 billion, compared with fiscal 2008. Unfavorable currency exchange fluctuations of $121 million during fiscal 2009 were more than offset by increased sales volume of Specialty Pharmaceuticals resulting primarily from $297 million of incremental sales of oxycodone hydrochloride extended-release tablets under a license agreement which allowed us to sell limited quantities of such tablets for a limited period of time. We achieved the sales quantity of oxycodone hydrochloride extended-release tablets allowable under the agreement during the first six months of fiscal 2009; accordingly, there will be no further sales of such tablets.

Operating income for fiscal 2009 increased $223 million to $703 million, compared with fiscal 2008. Our operating margin was 24.5% for fiscal 2009, compared with 18.1% for fiscal 2008. The increase in operating income and margin was primarily due to the sales of oxycodone hydrochloride extended-release tablets discussed above. This increase in operating income was somewhat offset by increased research and development expenses primarily resulting from incremental expenses incurred in connection with the Nuvo and Neuromed licensing arrangements entered into during the third quarter of fiscal 2009.

Net sales for Pharmaceuticals by groups of products and by geography for fiscal 2008 compared to fiscal 2007 is as follows:

	Fiscal Years		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	2008	2007
Specialty Pharmaceuticals	$582	$468	24%	—%	24%
Active Pharmaceutical Ingredients	431	440	(2)	—	(2)
Specialty Chemicals	448	422	6	1	5
Contrast Products	635	570	11	5	6
Radiopharmaceuticals	559	487	15	4	11

	$2,655	$2,387	11	2	9

	Fiscal Years		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	2008	2007
U.S.	$1,885	$1,757	7%	—%	7%
Non-U.S.	770	630	22	8	14

	$2,655	$2,387	11	2	9

Net sales for fiscal 2008 increased $268 million, or 11%, to $2.655 billion, compared with fiscal 2007. Currency exchange rate fluctuations contributed $51 million to the increase in net sales for the segment. The remaining increase in net sales was primarily due to an increase in sales of specialty pharmaceuticals and, to a lesser extent, radiopharmaceuticals and contrast products. Increased sales volume of Specialty Pharmaceuticals resulted primarily from $57 million in sales of oxycodone hydrochloride extended-release tablets under the license agreement entered into during the fourth quarter of fiscal 2008 and, to a lesser extent, increased sales of branded pharmaceutical. Sales growth in Radiopharmaceutical primarily resulted from higher sales volume and favorable pricing in the United States. In addition, operational sales for Contrast Products increased due to higher non-U.S. sales volume, partially offset by pricing pressure in the United States.

Operating income for fiscal 2008 increased $53 million, or 12%, to $480 million, compared with fiscal 2007. Our operating margin was 18.1% for fiscal 2008, compared with 17.9% for fiscal 2007. The increase in operating income and margin was primarily due to favorable sales mix, partially offset by higher operating expense, primarily attributable to increased selling and marketing expenses, increased legal costs of $26 million, the majority of which related to a $17 million legal settlement and increased research and development spending. The increase in operating expenses was partially offset by the absence of a $33 million intangible asset impairment recorded in fiscal 2007.

Medical Supplies

Net sales for Medical Supplies by groups of products for fiscal 2009 compared to fiscal 2008 is as follows:

	Fiscal Years		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	2009	2008
Nursing Care Products	$790	$784	1%	(1)%	2%
Medical Surgical Products	417	431	(3)	(3)	—
SharpSafety Products	334	362	(8)	(1)	(7)
Original Equipment Manufacturer Products	211	212	—	—	—

	$1,752	$1,789	(2)	(2)	—

	Fiscal Years		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	2009	2008
U.S.	$1,534	$1,512	1%	—%	1%
Non-U.S.	218	277	(21)	(11)	(10)

	$1,752	$1,789	(2)	(2)	—

Net sales for fiscal 2009 decreased $37 million, or 2%, to $1.752 billion, compared with fiscal 2008. The decrease was primarily due to unfavorable currency rate fluctuations of $31 million and a decline in sales of needles and syringes within SharpSafety primarily resulting from our decision to exit this business in Europe. These decreases in net sales were partially offset by an increase in incontinence sales within Nursing Care Products resulting primarily from new products, particularly quilted and bariatric briefs.

Operating income for fiscal 2009 increased $18 million to $211 million, compared with fiscal 2008. Our operating margin was 12.0% for fiscal 2009, compared with 10.8% for fiscal 2008. The increase in operating income and margin was primarily attributable to a decrease in research and development expense and lower selling, general and administrative expenses primarily due to savings resulting from restructuring actions.

Net sales for Medical Supplies by groups of products for fiscal 2008 compared to fiscal 2007 is as follows:

	Fiscal Years		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	2008	2007
Nursing Care Products	$784	$745	5%	1%	4%
Medical Surgical Products	431	415	4	3	1
SharpSafety Products	362	359	1	1	—
Original Equipment Manufacturer Products	212	198	7	—	7

	$1,789	$1,717	4	1	3

	Fiscal Years		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	2008	2007
U.S.	$1,512	$1,471	3%	—%	3%
Non-U.S.	277	246	13	12	1

	$1,789	$1,717	4	1	3

Net sales for fiscal 2008 increased $72 million, or 4%, to $1.789 billion, compared with fiscal 2007. This increase was primarily due to currency exchange rate fluctuations of $28 million and higher sales volume of Nursing Care products, resulting largely from sales of new incontinent care products. The increase in operational sales was also due to increased sales of Original Equipment Manufacturer products.

Operating income for fiscal 2008 decreased $16 million, or 8% to $193 million, compared with fiscal 2007. Our operating margin was 10.8% for fiscal 2008, compared with 12.2% for fiscal 2007. The decrease in operating income and margin was primarily due to higher raw material and transportation costs.

Corporate

Corporate expense was $788 million for fiscal 2009, compared to $458 million for fiscal 2008. The increase for fiscal 2009, compared with the same prior year period, was primarily due to $141 million of incremental shareholder settlement charges for our portion of Tyco International’s legal settlements with certain shareholders and our portion of the estimated cost to settle all of the remaining securities cases outstanding, increased legal costs, $94 million of which related to the settlement of three anti-trust cases, and increased estimated environmental remediation costs of $78 million, primarily related to a site in Orrington, Maine.

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

Non-Operating Items

Interest Expense and Interest Income

During fiscal 2009, 2008 and 2007, interest expense was $175 million, $209 million and $188 million, respectively, of which Tyco International allocated to us $93 million in fiscal 2007. The decrease in interest expense for fiscal 2009, compared with fiscal 2008, resulted from a decrease in our average outstanding debt balances, while the increase in interest expense for fiscal 2008, compared with fiscal 2007, resulted from an increase in our average outstanding debt balances. Net interest expense was proportionately allocated to us by Tyco International through June 1, 2007, based on our historical funding requirements using Tyco International’s historical weighted-average interest rate on its debt.

During fiscal 2009, 2008 and 2007, interest income was $25 million, $44 million and $36 million, respectively, of which Tyco International allocated to us $16 million in fiscal 2007.

Other Income (Expense), net

Other income, net of $145 million for fiscal 2009 includes income of $148 million and a corresponding increase to our receivable from Tyco International and Tyco Electronics, which reflects 58% of interest and other income tax payable amounts recorded during fiscal 2009 that will be covered under the Tax Sharing Agreement. The $148 million includes income of $107 million which represents the effect of Tyco International’s settlement of certain outstanding tax matters with the IRS on our receivable from Tyco International and Tyco Electronics.

Other income, net of $199 million for fiscal 2008 includes income of $214 million and a corresponding increase to our receivable from Tyco International and Tyco Electronics. The $214 million includes $231 million ($0.46 for both basic and diluted earnings per share) which represents the indirect effect of changes to our accounting for uncertain income tax positions discussed in “Recently Adopted Accounting Pronouncements.” Other income, net for fiscal 2008 also includes income of $21 million related to an increase in our receivable from Tyco International and Tyco Electronics in accordance with the Tax Sharing Agreement, primarily related to interest. These amounts are partially offset by adjustments to certain pre-separation tax contingencies and an audit settlement, which resulted in a $38 million decrease to our receivable from Tyco International and Tyco Electronics and a corresponding charge to other expense.

Other expense, net of $135 million for fiscal 2007 includes a $146 million charge for the loss on early extinguishment of debt allocated by Tyco International. This allocation was based on the amount of Tyco International’s debt that management believes we used historically.

Income Tax Expense

Income tax expense was $949 million, $498 million and $485 million on income from continuing operations before income taxes of $1.851 billion, $2.035 billion and $351 million for fiscal 2009, 2008 and 2007, respectively. Our effective tax rate was 51.3%, 24.5% and 138.2% for fiscal 2009, 2008 and 2007, respectively.

The increase in the effective tax rate for fiscal 2009, compared with fiscal 2008, resulted from the effect of Tyco International’s settlement with the IRS of certain outstanding tax matters within the 2001 through 2004 audit cycle and withholding tax incurred on repatriated earnings. We, together with Tyco International and Tyco Electronics have significant potential tax liabilities related to periods prior to the separation from Tyco International. Under the Tax Sharing Agreement, Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to and including June 29, 2007. The timing, nature and amount of any settlement agreed to by Tyco International may not be in our best interests. In September 2009, Tyco International agreed to a negotiated settlement of certain matters within the 2001 through 2004 audit cycle, although the cycle remains open and subject to examination and resolution. This settlement, which includes interest, will result in a payment by us of approximately $205 million to the IRS, offset by a receivable of $107 million from Tyco International and Tyco Electronics under the Tax Sharing Agreement. This settlement should not be considered an indication of the likely outcome of any other tax contingency identified by the Company. In addition, during fiscal 2009, we provided for U.S. and non-U.S. income taxes and a 5% withholding tax in the amount of $167 million on earnings that were repatriated in connection with the implementation of our tax planning strategies. The increase in the effective tax rate for fiscal 2009 was also due to the write-off of a previously recognized $60 million deferred tax asset related to our Specialty Chemicals business and $141 million of incremental net shareholder settlement charges and $93 million of incremental in-process research and development charges, for which no tax benefit was recorded.

The decrease in the effective tax rate for fiscal 2008, compared with fiscal 2007, was primarily due to charges incurred in fiscal 2007 related to the net class action settlement and allocated loss on early extinguishment of debt, for which no tax benefit was realized. In addition, the rate in fiscal 2008 was favorably impacted by the settlement of certain income tax matters and adjustments to income tax liabilities pre-dating the separation. These decreases in the fiscal 2008 tax rate were partially offset by increased interest costs incurred in connection with the adoption of the provisions that clarified the accounting for uncertainty in income taxes discussed in “Other Income (Expense), net,“ changes in certain non-U.S. tax laws and the expiration of the U.S. research and development tax credit as of December 31, 2007.

Discontinued Operations

During fiscal 2008, we sold our Retail Products segment and our European Incontinence Products business within the Medical Supplies segment because their products and customer bases were not aligned with our long-term strategic objectives.

Retail Products segment—During fiscal 2008, we sold our Retail Products segment for gross cash proceeds of $330 million, subject to working capital adjustments. Deal costs and other adjustments resulted in net cash proceeds of $308 million, which was used to repay a portion of the outstanding borrowings under our revolving credit facility. During fiscal 2008, we recorded a $111 million pre-tax loss on sale from discontinued operations related to our Retail Products segment, which included charges totaling $75 million recorded during the first six months of fiscal 2008, to write down the business to its fair value less cost to sell. Fair value used for the impairment assessment was based on the sale agreement. The loss on sale was adjusted in fiscal 2009 because of the receipt of contingent payments and net proceeds from the sale of a Retail Products facility totaling $12 million.

During fiscal 2007, we performed an asset impairment analysis and determined that the book value of the Retail Products segment was in excess of its estimated fair value. Accordingly, we recorded a goodwill impairment charge of $256 million associated with our former Retail Products segment, which is included in loss on sale of discontinued operations. The estimated fair value of the Retail Products segment was evaluated based on discounted expected future cash flows of the related assets and reflected the adverse trends in raw material and energy costs, and a higher discount rate to represent market conditions existing at the time.

European Incontinence business—During fiscal 2008, we also sold our European Incontinence business. As a condition of the sale, we were required to contribute cash of $43 million into the business prior to the closing of the transaction. During fiscal 2008, we recorded a $75 million pre-tax loss on sale from discontinued operations related to our European Incontinence business, which includes charges totaling $23 million recorded during the first six months of fiscal 2008, to write down the business to its fair value less costs to sell. Fair value used for the impairment assessment was based on the sale agreement.

Change in Plan of Sale—During fiscal 2008, we decided to sell our Specialty Chemical business within the Pharmaceuticals segment because its products and customer base were not aligned with our long-term strategic objectives. The Specialty Chemicals business had been classified as held for sale and the results of its activities reflected within discontinued operations. During the fourth quarter of fiscal 2009, we ceased efforts to market this business given market conditions existing at the time. As a result, the Specialty Chemicals business no longer met the held for sale and discontinued operations criteria and, accordingly, was reclassified from held for sale to held and used and from discontinued operations to continuing operations for all periods presented. During the fourth quarter of fiscal 2009, we recorded $18 million of incremental depreciation and amortization expense relating to the period from the first quarter of fiscal 2008 through the third quarter of fiscal 2009 when the Specialty Chemicals business was classified as held for sale. In addition, as discussed under “Income Tax Expense” we recorded a charge of $60 million for the write-off of a previously recognized deferred tax asset resulting from the reclassification of this business to continuing operations.

Liquidity and Capital Resources

Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to the capital markets. We believe, however, that our cash balances and other sources of liquidity, primarily our committed credit facility, will be sufficient to allow us to continue to invest in growth opportunities and fund operations for the foreseeable future.

Fiscal 2009 Cash Flow Activity

The net cash provided by continuing operating activities of $1.875 billion was primarily attributable to net income for fiscal 2009, as adjusted for depreciation and amortization, the change in related party receivable on the Tax Sharing Agreement discussed in “Other Income (Expense), net,” in-process research and development charges and an increase in working capital of $401 million driven primarily by accrued and other liabilities and income taxes payable. The increase in accrued and other liabilities includes $72 million related to estimated environmental remediation costs and $58 million relating to an anti-trust legal settlement. A majority of the increase in income taxes relates to our portion of Tyco International’s settlement with the IRS of certain outstanding tax matters within the 2001 through 2004 audit cycle. During fiscal 2009, we paid $151 million for our portion of Tyco International’s settlements with certain shareholders. In addition, we paid $129 million for U.S. and non-U.S. income taxes and withholding tax on earnings that were either repatriated or undistributed earnings not considered permanently reinvested in certain subsidiaries.

The net cash used in continuing investing activities of $1.027 billion was primarily due to acquisition-related payments of $608 million, primarily associated with the acquisition of VNUS, and capital expenditures of $412 million.

The net cash used in continuing financing activities of $575 million was primarily the result of dividend payments of $322 million and repurchases of shares totaling $232 million discussed under “Share Repurchases.”

Fiscal 2008 Cash Flow Activity

The net cash provided by continuing operating activities of $633 million was primarily attributable to income from continuing operations for fiscal 2008, as adjusted for depreciation and amortization and the change in related party receivable on the Tax Sharing Agreement discussed in “Other Income (Expense), net.” An increase in accrued and other liabilities of $189 million, a significant portion of which relates to accrued interest, also contributed to cash provided by continuing operating activities. These amounts were partially offset by the finalization of Tyco International’s class action settlement of $1.257 billion, an increase in inventories of $199 million and an increase in accounts receivable of $134 million. The finalization of the class action settlement did not affect our cash balance, however, as the funds had previously been set aside in an escrow account during fiscal 2007.

The net cash provided by continuing investing activities of $974 million was primarily due to the release of our interest in Tyco International’s class action settlement fund of $1.257 billion and $263 million in net proceeds from the divestitures, primarily related to our Retail Products segment and European Incontinence business. These amounts were partially offset by capital expenditures of $429 million and acquisition activity of $157 million, primarily related to the acquisitions of TSL and Scandius.

The net cash used in continuing financing activities of $1.283 billion was primarily the result of the repayment of debt of $4.007 billion, primarily associated with borrowings under our bridge loan facility and dividend payments of $320 million. These payments were largely offset by the issuance of debt of $2.727 billion, net proceeds from commercial paper of $171 million and proceeds from option exercises of $157 million.

Fiscal 2007 Cash Flow Activity

The net cash provided by continuing operating activities of $2.133 billion was primarily attributable to loss from continuing operations for fiscal 2007, as adjusted for the net class action settlement charge, depreciation and amortization, loss on early extinguishment of debt and an increase in accrued and other liabilities of $269 million, primarily due to an increase in incentive compensation.

The net cash used in continuing investing activities of $1.725 billion was primarily due to our interest in the class action settlement fund of $1.257 billion, capital expenditures of $369 million and acquisition activity of $117 million, primarily related to the acquisition of Airox for $47 million and the acquisition of intellectual property from Sorbx for $30 million. Acquisition activity also included $17 million of cash paid relating to holdback liabilities, primarily associated with the fiscal 2006 acquisition of Confluent. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet and other contingencies.

The net cash provided by continuing financing activities of $145 million was primarily the result of the issuance of external debt of $4.298 billion, partially offset by allocated debt activity of $2.291 billion, net transfer to Tyco International of $1.316 billion and the repayment of external debt of $525 million.

Capitalization

Shareholders’ equity was $8.001 billion, or $16.03 per share, at September 25, 2009, compared with $7.747 billion, or $15.40 per share, at September 26, 2008. Net income of $907 million was largely offset by dividends declared of $332 million, the repurchase of shares of $232 million and unfavorable changes in foreign currency exchange rates of $125 million.

At September 25, 2009, total debt was $2.991 billion and cash was $1.467 billion, compared with total debt of $3.005 billion and cash of $1.208 billion at September 26, 2008. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 27% at September 25, 2009, compared with 28% at September 26, 2008.

We are required to maintain an available unused balance under our $1.425 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. At September 25, 2009, we had $151 million of commercial paper outstanding and no amount outstanding under the credit facility.

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Dividends

Dividend payments were $322 million during fiscal 2009. On September 24, 2009, our Board of Directors increased our quarterly cash dividend from $0.16 per share to $0.18 per share. The dividend declared of $0.18 per share to shareholders of record on October 6, 2009, totaling $87 million, was paid on November 6, 2009. We expect that we will continue to pay dividends comparable to this increased amount to holders of our ordinary shares. The timing, declaration and payment of future dividends to holders of our ordinary shares, however, falls within the discretion of our Board of Directors and will depend upon many factors, including the statutory requirements of Irish law, our earnings and financial condition, the capital requirements of our businesses, industry practice and any other factors the Board of Directors deems relevant.

Share Repurchases

During fiscal 2009, our Board of Directors authorized a program to purchase up to $300 million of our ordinary shares to partially offset dilution related to equity compensation plans. Shares may be repurchased from time to time, based on market conditions. During fiscal 2009, we repurchased approximately 6 million ordinary shares for $225 million under this program. We also repurchase shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. In addition, we repurchase shares to settle certain option exercises. During fiscal 2009, an additional $7 million was spent to acquire shares in connection with such share-based awards. In fiscal 2009, prior to the reorganization discussed under “Recent Developments,” we retired the 2.1 million shares that Covidien Ltd. held in treasury.

Commitments and Contingencies

Contractual Obligations

A summary of our contractual obligations and commitments for external debt, minimum lease payment obligations under non-cancelable operating leases and other obligations at September 25, 2009 is presented in the following table.

(Dollars in Millions)	Total	2010	2011	2012	2013	2014	Thereafter
Debt(1)	$5,263	$193	$411	$305	$640	$132	$3,582
Capital lease obligations(1)	61	7	7	6	6	6	29
Operating leases	373	97	66	50	39	35	86
Purchase obligations(2)	194	108	31	26	14	15	—
Unrecognized tax benefits(3)	369	9	360	—	—	—	—

Total contractual cash obligations(4)	$6,260	$414	$875	$387	$699	$188	$3,697

(1)	Interest on debt and capital lease obligations are projected for future periods using interest rates in effect as of September 25, 2009. Certain of these projected interest payments may differ in the future based on changes in market interest rates.
(2)	Purchase obligations consist of commitments for purchases of good and services made in the normal course of business to meet operational and capital requirements.
(3)	The table above does not include $1.051 billion of unrecognized tax benefits for uncertain tax positions and $424 million of associated accrued interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows, we are unable to reasonably estimate the amount and period in which these liabilities might be paid.
(4)	This table does not include other liabilities of $970 million, primarily consisting of liabilities pertaining to pension and postretirement benefits, environmental liabilities, insurable liabilities and deferred compensation, because the timing of their future cash outflow is uncertain. However, the minimum required contributions to our pension plans are expected to be $41 million in fiscal 2010. In addition, we expect to make contributions of $11 million to our postretirement benefit plans in fiscal 2010.

At September 25, 2009, we had outstanding letters of credit and letters of guarantee in the amount of $362 million.

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

Income Taxes

In accordance with the Tax Sharing Agreement, we share certain contingent liabilities relating to unresolved tax matters of legacy Tyco International, with Covidien assuming 42%, Tyco International 27% and Tyco Electronics 31% of the total amount. We are the primary obligor to the taxing authorities for $1.774 billion of contingent tax liabilities that are recorded on the balance sheet at September 25, 2009, $1.220 billion of which relates to periods prior to the separation and is shared with Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement. The actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years.

In addition, pursuant to the terms of the Tax Sharing Agreement, we have recorded a long-term receivable from Tyco International and Tyco Electronics of $708 million, which is classified as due from former parent and affiliates on our balance sheet at September 25, 2009. This receivable primarily reflects 58% of our contingent tax liabilities that are subject to the Tax Sharing Agreement. If Tyco International and Tyco Electronics default on their obligations to us under the Tax Sharing Agreement, however, we would be liable for the entire amount of such liabilities.

Our income tax returns are periodically examined by various tax authorities. Open periods for examination include certain periods during which we were a subsidiary of Tyco International. The resolution of these matters is subject to the conditions set forth in the Tax Sharing Agreement. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation. We have significant potential tax liabilities related to these periods and have included our best estimate of the amounts which relate to our operations within our non-current income taxes payable.

The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS which affect all three of the companies and total approximately $1 billion. We believe that the amounts recorded in our financial statements related to these matters are adequate.

In addition, in September 2009, Tyco International and the IRS entered into settlements related to certain outstanding tax matters within the 2001 through 2004 audit cycle, which cycle remains open and subject to examination and resolution of other matters. The net effect of the settlements will require us to make a payment of approximately $205 million to the IRS, potentially in fiscal 2011, which is included in non-current income taxes payable on the balance sheet. However, pursuant to the Tax Sharing Agreement, we will receive payments totaling approximately $107 million from Tyco International and Tyco Electronics, which is included in due from former parent and affiliates. The impacts of these settlements are reflected in income tax expense and other income, respectively. We will also be required to reimburse Tyco International and Tyco Electronics an insignificant amount for our portion of their settlements.

Off-Balance Sheet Arrangements

Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities; we assumed and are responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon our separation from Tyco International using appraisals and liabilities related to these guarantees were recorded on our balance sheet, the offset of which was reflected as a reduction in shareholders’ equity.

Each reporting period, we evaluate the potential loss which we believe is probable as a result of our commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on our balance sheet, an adjustment will be required to increase the recorded liabilities to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon release from our obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. During fiscal 2009, following analyses of the tax contingency reserves allocated to us and Tyco Electronics at the separation date, we increased our guaranteed tax liability by $11 million. A liability of $718 million and $707 million relating to these guarantees was included on our balance sheet at September 25, 2009 and September 26, 2008, respectively.

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

We have recorded liabilities for known indemnifications included as part of environmental liabilities, which are discussed in note 19 to our financial statements. In addition, we are liable for product performance, however in the opinion of management, such obligations will not significantly affect our results of operations, financial condition or cash flows.

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

We sell products both direct to end user customers and through distributors who resell the products to end user customers. Rebates are provided to certain distributors that sell to end user customers at prices determined in accordance with a contract between us and the end user customer. Provisions for rebates, as well as sales discounts and returns, are accounted for as reduction of sales when revenue is recognized and are included in the reserve for returns, rebates and sales allowances within accounts receivable trade on our balance sheets. We estimate rebates based on sales terms, historical experience and trend analyses. In estimating rebates, we consider the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analyses, contractual commitments, including stated rebate rates, and other relevant information. We adjust reserves to reflect differences between estimated and actual experience, and record such adjustment as a reduction of sales in the period of adjustment. Historical adjustments to recorded reserves have not been significant and we do not expect significant revisions of these estimates in the future. Rebates charged against gross sales in fiscal 2009 amounted to $2.873 billion.

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

Intangible Assets—Intangible assets include intellectual property consisting primarily of patents, trademarks, unpatented technology and customer lists. We record intangible assets at cost and amortize certain of such assets using the straight-line method over ten to forty years. Amortization expense is included in selling, general and administrative expenses. We evaluate the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. Intangible assets that are not subject to amortization, which are comprised primarily of certain trademarks, are tested for impairment in the same manner as goodwill. We review intangible assets subject to amortization for impairment in the same manner as property, plant and equipment discussed above.

Business Combinations—We allocate amounts paid for acquisitions to the tangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including purchased research and development. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill.

Purchased research and development represents the estimated fair value as of the acquisition date of in-process projects that have not reached technological feasibility and have no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval. We currently expense the value attributable to in-process research and development projects at the time of acquisition; however as discussed in “Recently Issued Accounting Pronouncements,” beginning in fiscal 2010, such amounts will be capitalized as an indefinite-lived asset.

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

Contingencies—We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, patent infringement, product liability and environmental matters, as further discussed in note 19 to our financial statements. Accruals recorded for various contingencies including legal proceedings, self-insurance and other claims are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. When a range is established but a best estimate cannot be made, we record the minimum loss contingency amount. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are reevaluated each accounting period, as additional information is available. Accordingly, we are often initially unable to develop a best estimate of loss, and therefore we record the minimum amount, which could be zero. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. We record receivables from third party insurers when we have determined that existing insurance policies will provide reimbursement. In making this determination, we consider applicable deductibles, policy limits and the historical payment experience of the insurance carriers.

Pension and Postretirement Benefits—Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. For our U.S. plans, the discount rate is based on the market rate for a broad population of Moody’s AA-rated corporate bonds over $250 million. For our non-U.S. plans, the discount rate is generally determined by reviewing country and region specific government and corporate bond interest rates. A decrease in the discount rate increases the present value of pension benefit obligations and increases pension expense. A 50 basis point decrease in the discount rate would increase our present value of pension obligations by approximately $54 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our annual pension expense by approximately $3 million.

Guarantees—Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. See “Off-Balance Sheet Information—Guarantees” for more information.

In addition, we have, from time to time, provided guarantees and indemnifications to unrelated parties. These guarantees have not been material to our financial statements and the maximum potential payments are not material. We periodically reassess our exposure and potential loss under these arrangements, and, in the event that an increase in the fair value of the guarantee occurs, a charge to income will be required.

Income Taxes—In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state, federal and international pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses.

We have recorded significant valuation allowances that we intend to maintain until it appears to be more likely than not that some or all of those deferred tax assets will be realized. Our valuation allowances for deferred tax assets of $6.492 billion and $6.617 billion at September 25, 2009 and September 26, 2008, respectively, relate principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. Included in the valuation allowance at both September 25, 2009 and September 26, 2008 is approximately $6.0 billion which represents a full valuation allowance against certain non-U.S. net operating losses recorded in fiscal 2008 as a result of the receipt of a favorable tax ruling. It is highly unlikely that any of this net operating loss will be utilized. We believe that we will generate sufficient future taxable income in the appropriate jurisdiction to realize the tax benefits related to the net deferred tax assets in our balance sheets. However, any reduction in future taxable income, including any future restructuring activities, may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. Our income tax expense recorded in the future may also be reduced to the extent of decreases in our valuation allowances.

We determine whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. To the extent a full benefit is not realized on the uncertain tax position, an income tax liability is established. Interest and penalties on income tax obligations are included in income tax expense. We adjust these liabilities as a result of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Substantially all of our potential tax liabilities are recorded in non-current income taxes payable on our balance sheets as payment is not expected within one year.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes, however, which would have a material effect on our results of operations, financial condition or cash flows.

Recently Adopted Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities—In March 2008, the Financial Accounting Standards Board (FASB) issued enhanced disclosure requirements for derivative instruments and hedging activities. The additional disclosures are intended to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The required disclosures regarding derivative instruments and hedging activities are presented in note 12 to our financial statements.

Accounting for Defined Benefit Pension and Other Postretirement Plans—In September 2006, the FASB issued authoritative literature regarding accounting for defined benefit pension and other postretirement plans, which requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Additional financial statement disclosures are also required. We adopted the recognition and disclosure provisions at the end of fiscal 2007, and accordingly, recognized an after-tax reduction of $51 million in accumulated other comprehensive income, a component of shareholders’ equity. In addition, companies are required to measure plan assets and benefit obligations as of their fiscal year end. We previously used a measurement date of August 31st; however, in the first quarter of fiscal 2009, we transitioned to a measurement date that coincides with our fiscal year end. The adoption of the measurement date provision resulted in a reduction to shareholders’ equity to reflect the incremental one-month charge from August to September.

Accounting for Uncertain Tax Positions—In June 2006, the FASB issued authoritative literature, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. This literature prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On September 29, 2007, we adopted these provisions. The cumulative effect of adopting these provisions was a $355 million reduction in retained earnings, a $197 million increase in deferred tax assets, primarily due to interest and state specific items, and a $642 million and $90 million increase in income taxes payable and receivable, respectively. In addition, we recorded an increase in amounts due from former parent and affiliates pursuant to the Tax Sharing Agreement of $231 million as other income, representing the indirect effect of adoption. Notes 5 and 17 to our financial statements provide additional information regarding income taxes and the Tax Sharing Agreement, respectively.

Recently Issued Accounting Pronouncements

Disclosures about Postretirement Benefit Plan Assets—In December 2008, the FASB issued enhanced disclosure requirements for defined benefit pension and other postretirement benefit plan assets. The additional disclosures are intended to provide users of financial statements with an enhanced understanding of (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. We are required to comply with these disclosure requirements beginning in fiscal 2010.

Business Combinations—In December 2007, the FASB issued authoritative literature on business combinations, which expands the definition of a business combination and changes the manner in which we account for business combinations beginning in fiscal 2010. Significant changes include the capitalization of in-process research and development as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition-related restructuring actions and transaction costs, and the recognition of contingent purchase price consideration at fair value on the acquisition date. In addition, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. The accounting treatment for taxes will be applicable to acquisitions that close both prior and subsequent to the adoption of this pronouncement.

FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this report that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “should” or the negative of these terms or similar expressions.

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

Foreign currency risk arises from our investments in affiliates and subsidiaries owned and operated in foreign countries. Such risk is also a result of transactions with customers in countries outside the United States. We use foreign currency exchange forward and option contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions denominated in certain foreign currencies. Based on a sensitivity analysis of our existing contracts outstanding at September 25, 2009, a 10% appreciation of the U.S. dollar from the September 25, 2009 market rates would increase the unrealized value of contracts on our balance sheet by $50 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of contracts on our balance sheet by $30 million. However, such gains or losses on these contracts would ultimately be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and derivative financial instruments. We invest our excess cash in deposits or money market funds and diversify the concentration of cash among different financial institutions that have at least an A credit rating. We provide credit and do not generally require collateral; however, concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their diversity across many geographic areas. Counterparties to our derivative financial instruments are limited to major financial institutions with at least an A/A2 long-term debt rating. While we do not require collateral or other security to be furnished by the counterparties to our derivative financial instruments, we minimize exposure to credit risk by dealing with a diversified group of major financial institutions and actively monitoring outstanding positions.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:

Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated and Combined Statements of Operations for fiscal years ended September 25, 2009, September 26, 2008 and September 28, 2007

Consolidated Balance Sheets at September 25, 2009 and September 26, 2008

Consolidated and Combined Statements of Shareholders’ Equity for fiscal years ended September 25, 2009, September 26, 2008 and September 28, 2007

Consolidated and Combined Statements of Cash Flows for fiscal years ended September 25, 2009, September 26, 2008 and September 28, 2007

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) or 15d-15(f)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 25, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment, we believe that our internal controls over financial reporting were effective as of September 25, 2009.

Changes in Internal Control over Financial Reporting

As disclosed in our 2007 and 2008 Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q for each quarter of 2009 and 2008, we reported a material weakness in our internal control over financial reporting related to certain aspects of accounting for income taxes; including the existence of inadequate controls related to processes to record and reconcile income tax accounts, both current and deferred, and procedures with respect to classification of tax accounts on the consolidated balance sheet. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 25, 2009, we have remediated the previously reported material weakness in our internal control over financial reporting related to accounting for income taxes. We have implemented the following changes in our internal control over financial reporting that contributed to the remediation of the material weakness described above:

•	we enhanced our processes for analyzing our deferred tax assets and liabilities;

•

we enhanced our policies and procedures related to both U.S. and non-U.S. tax account reconciliation and analysis, including, but not limited to, increased management oversight in the calculation of certain non-U.S. tax balances, increased automation in the calculation of our tax expense, and increased communication and direction to non-U.S. information providers;

•

we hired additional, experienced personnel to augment our existing tax accounting resources and provided extensive training to information providers, particularly those outside of the United States; and

•	we increased the level of communication and information flows on significant tax matters between our tax department and the controller’s group.

We have evaluated and tested the effectiveness of these controls as of September 25, 2009 and determined that our previously reported material weakness has been remediated. Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information concerning Directors, including committees of our Board of Directors, may be found under the captions “Proposal Number Two—Election of Directors,” “Board of Directors and Board Committees,” and “Corporate Governance,” in our definitive proxy statement for our 2010 Annual General Meeting of Shareholders (the “2010 Proxy Statement”). Such information is incorporated herein by reference. Information regarding our executive officers is included at the end of Part 1 of this Annual Report on Form 10-K. The information in the 2010 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption “Corporate Governance” in our 2010 Proxy statement and is incorporated herein by reference.

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

Information concerning executive compensation may be found under the captions “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our 2010 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our 2010 Proxy Statement set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” is incorporated herein by reference.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(4)
Equity compensation plans approved by security holders	12,215,302	$38.74	40,588,334
Equity compensation plans not approved by security holders	—	—	—

TOTAL	12,215,302	$38.74	40,588,334

(1)	As of September 25, 2009, there were 9,126,888 ordinary shares to be issued upon exercise of outstanding options with a weighted-average exercise price of $38.71, 3,042,168 ordinary shares to be issued upon settlement of restricted stock units, performance share units and accompanying dividend equivalent units granted pursuant to our amended and restated 2007 Stock and Incentive Plan and 46,246 ordinary shares to be issued upon exercise of outstanding options with a weighted-average exercise price of $44.26 pursuant to the Covidien Savings Related Share Plan.
(2)	This table does not include information regarding options and restricted stock units converted from Tyco International Ltd. awards in connection with our separation from Tyco International in June 2007. We did not assume any equity compensation plans from Tyco International, and no grants of Covidien equity may be made pursuant to any Tyco International plans. As of September 25, 2009, there were 14,489,328 ordinary shares to be issued upon exercise of these converted options with a weighted-average exercise price of $41.58 and 505,008 ordinary shares to be issued upon settlement of converted restricted stock units.
(3)	Does not take into account restricted stock units and performance share units, which do not have an exercise price.
(4)	As of September 25, 2009, there were 34,634,580 ordinary shares available for issuance pursuant to our amended and restated 2007 Stock and Incentive Plan; 5,000,000 ordinary shares available for issuance pursuant to the Covidien Employee Stock Purchase Plan and 953,754 ordinary shares available for issuance pursuant to the Covidien Savings Related Share Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information in our 2010 Proxy Statement set forth under the captions “Transactions with Related Persons” and “Corporate Governance—Independence of Nominees for Director” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information in our 2010 Proxy Statement set forth under the captions “Proposal Number Five—Appointment of Independent Auditors and Authorization of the Audit Committee to Set Their Remuneration,” “Audit and Audit Committee Matters” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) and (2) See Item 8—Financial Statements and Supplementary Data.

(3)	Exhibit Index:

Exhibit Number	Exhibit

2.1	Separation and Distribution Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

2.2	Agreement and Plan of Merger, dated May 7, 2009, by and among Covidien Group S.a.r.l., Covidien Delaware Corp. and VNUS Medical Technologies, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 30, 2009).

2.3

Agreement and Plan of Merger dated September 27, 2009 among United States Surgical

Corporation, Transformer Delaware Corp. and Aspect Medical Systems, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2009).

3.1	Memorandum and Articles of Association of Covidien plc (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

3.2	Certificate of Incorporation of Covidien plc (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

4.1(a)	Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(b)	First Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(b) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(c)	Second Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(c) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(d)	Third Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(d) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(e)	Fourth Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(e) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(f)	Fifth Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor), Covidien plc (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated June 4, 2009 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

Exhibit Number	Exhibit

4.2	Exchange and Registration Rights Agreement by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Banc of America Securities LLC and Deutsche Bank Securities Inc. (as representatives of the Purchasers), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Registrant on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

Exhibit Number	Exhibit

10.1	Tax Sharing Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.2	FY09 Grant U.S. Option Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008). (1)

10.3	FY09 Grant U.S. Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008). (1)

10.4	FY09 Grant Performance Share Unit Terms and Conditions (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008). (1)

10.5	Form of Non-Competition, Non-Solicitation, and Confidentiality Agreement for executive officers and certain key employees, other than Richard J. Meelia (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on January 29, 2009). (1)

10.6	Amendment and Assignment Agreement dated as of November 21, 2008 to the Employment Agreement with Richard J. Meelia (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on January 29, 2009). (1)

10.7	Settlement Agreement, dated December 29, 2006, between Tyco International Ltd. and Richard J. Meelia (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed on January 18, 2007). (1)

10.8	Employment Agreement, dated December 29, 2006, between Tyco Healthcare Ltd. and Richard J. Meelia (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed on January 18, 2007). (1)

10.9	Covidien 2007 Stock and Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009). (1)

10.10	Covidien Employee Stock Purchase Plan (as amended and restated) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009). (1)

10.11	Deed Poll of Assumption relating to Covidien Ltd. Employee Equity Plans, dated June 4, 2009 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009). (1)

10.12	Director Grant Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009). (1)

10.13	Founders’ Grant Standard Option Terms and Conditions (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.14	Founders’ Grant Standard Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

Exhibit Number	Exhibit

10.15	Amended and Restated Covidien Severance Plan for U.S. Officers and Executives (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on January 29, 2009). (1)

10.16	Amended and Restated Covidien Change in Control Severance Plan for Certain U.S. Officers and Executives (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on January 29, 2009). (1)

10.17	Supplemental Savings and Retirement Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2009). (1)

10.18	Founders’ Grant Restricted Stock Unit Form of Letter Agreement for Directors (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.19	Founders’ Grant Standard Option Terms and Conditions for Directors (Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.20	Form of Deed of Indemnification for Directors and Secretary of Covidien plc (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

10.21	Amended and Restated Five-Year Senior Credit Agreement among Covidien International Finance S.A., Covidien Ltd., Covidien plc, the lenders party thereto and Citibank, N.A., as administrative agent, dated as of June 4, 2009 (Incorporated by reference to Exhibit 10.5 the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

10.22	Guarantor Assumption Agreement by and among Tyco International Ltd. and Covidien Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.23	Purchase Agreement and Plan of Merger dated as of December 14, 2007 by and among the parties named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 11, 2008). (2)

21.1	Subsidiaries of the registrant (filed herewith).

23.1	Consent of Deloitte and Touche LLP (filed herewith).

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	The following materials from the Covidien plc Annual Report on Form 10-K for the fiscal year ended September 25, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated and Combined Statements of Operations, (ii) the Consolidated and Combined Balance Sheets, (iii) the Consolidated and Combined Statements of Shareholders’ Equity (iv) the Consolidated and Combined Statements of Cash Flows and (v) related notes, tagged as blocks of text.

*	Furnished herewith.

(1)	Management contract or compensatory plan.

(2)	Confidential treatment requested as to certain terms in this agreement; these terms have been omitted from this filing and filed separately with the Securities and Exchange Commission.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVIDIEN PLC

By:	/s/ RICHARD G. BROWN, JR.
Richard G. Brown, Jr.
Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Dated: November 20, 2009

/s/ CHARLES J. DOCKENDORFF
Charles J. Dockendorff
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD J. MEELIA Richard J. Meelia	Chairman, Chief Executive Officer and President (Principal Executive Officer)	November 20, 2009

/s/ CHARLES J. DOCKENDORFF Charles J. Dockendorff	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 20, 2009

/s/ RICHARD G. BROWN, JR. Richard G. Brown, Jr.	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	November 20, 2009

/s/ CRAIG ARNOLD Craig Arnold	Director	November 20, 2009

/s/ ROBERT H. BRUST Robert H. Brust	Director	November 20, 2009

/s/ JOHN M. CONNORS, JR. John M. Connors, Jr.	Director	November 20, 2009

/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin	Director	November 20, 2009

/s/ TIMOTHY M. DONAHUE Timothy M. Donahue	Director	November 20, 2009

/s/ KATHY J. HERBERT Kathy J. Herbert	Director	November 20, 2009

/s/ RANDALL J. HOGAN, III Randall J. Hogan, III	Director	November 20, 2009

Name	Title	Date

/s/ DENNIS H. REILLEY Dennis H. Reilley	Director	November 20, 2009

/s/ TADATAKA YAMADA Tadataka Yamada	Director	November 20, 2009

/s/ JOSEPH A. ZACCAGNINO Joseph A. Zaccagnino	Director	November 20, 2009

COVIDIEN PLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Covidien plc:

We have audited the accompanying consolidated balance sheets of Covidien plc and subsidiaries (previously Covidien Ltd. and the healthcare businesses of Tyco International Ltd.) (collectively the “Company”) as of September 25, 2009 and September 26, 2008 and the related consolidated and combined statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 25, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated and combined financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of September 25, 2009 and September 26, 2008, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 25, 2009, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

As discussed in note 1 to the consolidated and combined financial statements, on September 29, 2007 the Company changed its method of accounting for uncertain tax positions to conform to new authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). Also, as discussed in note 1 to the consolidated and combined financial statements, in 2009 the Company changed the measurement date and in 2007 adopted new recognition and disclosure requirements, both related to the accounting and disclosure for pension and postretirement plans, to conform to new authoritative guidance issued by the FASB.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 25, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

November 20, 2009

Boston, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Covidien plc:

We have audited the internal control over financial reporting of Covidien plc and subsidiaries (the “Company”) as of September 25, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 25, 2009 of the Company and our report dated November 20, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph related to a change in the measurement date for pension and postretirement plans to conform to new authoritative guidance issued by the Financial Accounting Standards Board.

/s/ Deloitte & Touche LLP

November 20, 2009

Boston, Massachusetts

COVIDIEN PLC

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 25, 2009, September 26, 2008 and September 28, 2007

(in millions, except per share data)

	2009	2008	2007
Net sales	$10,677	$10,358	$9,317
Cost of goods sold	4,938	4,943	4,593

Gross profit	5,739	5,415	4,724
Selling, general and administrative expenses	3,086	2,923	2,488
Research and development expenses	438	350	267
In-process research and development charges	115	22	38
Restructuring charges	61	77	57
Class action and shareholder settlements, net of insurance recoveries	183	42	1,202
Intangible asset impairment charges	—	—	34

Operating income	1,856	2,001	638
Interest expense	(175)	(209)	(188)
Interest income	25	44	36
Other income (expense), net	145	199	(135)

Income from continuing operations before income taxes	1,851	2,035	351
Income tax expense	949	498	485

Income (loss) from continuing operations	902	1,537	(134)
Income (loss) from discontinued operations, net of income taxes	5	(176)	(208)

Net income (loss)	$907	$1,361	$(342)

Basic earnings per share:
Income (loss) from continuing operations	$1.79	$3.08	$(0.27)
Income (loss) from discontinued operations	0.01	(0.35)	(0.42)
Net income (loss)	1.80	2.72	(0.69)
Diluted earnings per share:
Income (loss) from continuing operations	$1.78	$3.04	$(0.27)
Income (loss) from discontinued operations	0.01	(0.35)	(0.42)
Net income (loss)	1.79	2.70	(0.69)
Weighted-average number of shares outstanding (note 6):
Basic	503	500	497
Diluted	505	505	497

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN PLC

CONSOLIDATED BALANCE SHEETS

At September 25, 2009 and September 26, 2008

(in millions, except share data)

	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$1,467	$1,208
Accounts receivable trade, less allowance for doubtful accounts of $43 and $48	1,724	1,758
Inventories	1,334	1,347
Shareholder settlement receivables	62	16
Prepaid expenses and other current assets	317	318
Income taxes receivable	94	105
Deferred income taxes	464	339

Total current assets	5,462	5,091
Property, plant and equipment, net	2,661	2,584
Goodwill	6,046	5,846
Intangible assets, net	1,562	1,273
Income taxes receivable	130	126
Deferred income taxes	109	65
Due from former parent and affiliates	708	585
Other assets	461	433

Total Assets	$17,139	$16,003

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$30	$19
Accounts payable	500	558
Accrued payroll and payroll related costs	380	362
Shareholder settlement liabilities	106	28
Accrued and other current liabilities	1,183	985
Income taxes payable	40	92

Total current liabilities	2,239	2,044
Long-term debt	2,961	2,986
Income taxes payable	1,774	1,397
Guaranteed contingent tax liabilities	718	707
Deferred income taxes	476	361
Other liabilities	970	761

Total Liabilities	9,138	8,256
Commitments and contingencies (note 19)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none outstanding	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 499,049,675 and 503,162,277 outstanding, net of 3,979,904 treasury shares at September 25, 2009	100	101
Additional paid-in capital	6,173	6,253
Retained earnings	1,199	686
Accumulated other comprehensive income	529	707

Total Shareholders’ Equity	8,001	7,747

Total Liabilities and Shareholders’ Equity	$17,139	$16,003

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN PLC

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years September 25, 2009, September 26, 2008 and September 28, 2007

(in millions)

	Ordinary Shares		Additional Paid-In Capital	Parent Company Investment	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number	Par Value
Balance at September 30, 2006	—	$—	$—	$8,320	$—	$301	$8,621
Comprehensive income, net of tax:
Net loss	—	—	—	(376)	34	—	(342)
Currency translation	—	—	—	—	—	348	348
Minimum pension liability	—	—	—	—	—	96	96
Adjustment to apply the new recognition requirements for benefit plans (note 1)	—	—	—	—	—	(51)	(51)
Unrecognized gain on securities	—	—	—	—	—	3	3
Unrecognized loss on derivatives	—	—	—	—	—	(54)	(54)

Total comprehensive income							$—
Net transfer to parent, assumption of liabilities and forgiveness of Tyco International intercompany balances	—	—	—	(1,237)	—	—	(1,237)
Guaranteed contingent tax liabilities	—	—	(760)	—	—	—	(760)
Due from affiliates recorded under Tax Sharing Agreement	—	—	290	—	—	—	290
Income taxes assumed upon separation from Tyco International	—	—	(138)	—	—	—	(138)
Transfers of parent company investment to additional paid-in capital	—	—	6,707	(6,707)	—	—	—
Issuance of shares upon separation	497	99	(99)	—	—	—	—
Dividends declared	—	—	(46)	—	(34)	—	(80)
Repurchase of shares	—	—	(2)	—	—	—	(2)
Share options exercised	1	1	16	—	—	—	17
Share-based compensation	—	—	31	—	—	—	31

Balance at September 28, 2007	498	100	5,999	—	—	643	6,742
Comprehensive income, net of tax:
Net income	—	—	—	—	1,361	—	1,361
Currency translation	—	—	—	—	—	71	71
Benefit plan adjustments	—	—	—	—	—	(5)	(5)
Unrecognized gain on securities	—	—	—	—	—	2	2
Unrecognized loss on derivatives	—	—	—	—	—	(4)	(4)

Total comprehensive income							$1,425
Dividends declared	—	—	—	—	(320)	—	(320)
Repurchase of shares	—	—	(6)	—	—	—	(6)
Share options exercised	5	1	163	—	—	—	164
Share-based compensation	—	—	79	—	—	—	79
Change in method of accounting for uncertain tax positions (note 1)	—	—	—	—	(355)	—	(355)
Adjustments to income taxes assumed upon separation from Tyco International	—	—	18	—	—	—	18

Balance at September 26, 2008	503	101	6,253	—	686	707	7,747
Comprehensive income, net of tax:
Net income	—	—	—	—	907		907
Currency translation	—	—	—	—	—	(125)	(125)
Benefit plan adjustments	—	—	—	—	—	(50)	(50)
Unrecognized loss on securities	—	—	—	—	—	(4)	(4)
Unrecognized gain on derivatives	—	—	—	—	—	1	1

Total comprehensive income	—	—	—	—	—	—	$729
Change in measurement date for benefit plans, net of tax (note 1)	—	—	—	—	(4)	—	(4)
Vesting of restricted shares	1	—	—	—	—	—	—
Dividends declared	—	—	—	—	(332)	—	(332)
Repurchase of shares	(6)	(1)	(231)	—	—	—	(232)
Retirement of treasury shares	—	—	58	—	(58)	—	—
Share options exercised	1	—	18	—	—	—	18
Share-based compensation	—	—	75	—	—	—	75

Balance at September 25, 2009	499	$100	$6,173	$—	$1,199	$529	$8,001

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN PLC

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Fiscal Years September 25, 2009, September 26, 2008 and September 28, 2007

(in millions)

	2009	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$907	$1,361	$(342)
(Income) loss from discontinued operations, net of income taxes	(5)	176	208

Income (loss) from continuing operations	902	1,537	(134)
Adjustments to reconcile net cash provided by continuing operating activities:
Change in receivable from former parent and affiliates related to Tax Sharing Agreement	(148)	(214)	(16)
In-process research and development charges	115	22	38
Non-cash restructuring charges	12	18	9
Intangible asset impairment charges	—	—	34
Depreciation and amortization	440	400	381
Share-based compensation	75	78	76
Deferred income taxes	(73)	(48)	(51)
Provision for losses on accounts receivable and inventory	70	72	54
Loss on the early extinguishment of debt	—	—	155
Other non-cash items	81	43	(24)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	71	(134)	(50)
Inventories	(53)	(199)	(68)
Accounts payable	(68)	78	4
Income taxes	310	13	129
Accrued and other liabilities	306	189	269
Class action settlement	—	(1,257)	1,243
Other	(165)	35	84

Net cash provided by continuing operating activities	1,875	633	2,133
Cash Flows From Investing Activities:
Capital expenditures	(412)	(429)	(369)
Acquisition-related payments, net of cash acquired	(608)	(157)	(117)
Acquisition of licenses and technology	(56)	(1)	(5)
Sale of investments	48	4	22
Divestitures, net of cash retained by businesses sold	6	263	—
Decrease (increase) in restricted cash	4	22	(7)
Interest in class action settlement fund	—	1,257	(1,257)
Other	(9)	15	8

Net cash (used in) provided by continuing investing activities	(1,027)	974	(1,725)
Cash Flows From Financing Activities:
Net (repayment) issuance of commercial paper	(20)	171	—
Repayment of external debt	(19)	(4,007)	(525)
Issuance of external debt	—	2,727	4,298
Allocated debt activity	—	—	(2,291)
Dividends paid	(322)	(320)	—
Repurchase of shares	(232)	(6)	(3)
Proceeds from exercise of share options	19	157	16
Net transfer to Tyco International Ltd.	—	—	(1,316)
Other	(1)	(5)	(34)

Net cash (used in) provided by continuing financing activities	(575)	(1,283)	145
Discontinued Operations:
Net cash provided by discontinued operating activities	—	27	76
Net cash (used in) provided by discontinued investing activities	—	(8)	16
Net cash used in discontinued financing activities	—	—	(35)

Net cash provided by discontinued operations	—	19	57
Effect of currency rate changes on cash	(14)	(7)	20
Net increase in cash and cash equivalents	259	336	630
Cash and cash equivalents at beginning of year	1,208	872	242

Cash and cash equivalents at end of year	$1,467	$1,208	$872

Supplementary Cash Flow Information:
Interest paid	$176	$138	$199
Income taxes paid, net of refunds	$706	$534	$425

See Notes to Consolidated and Combined Financial Statements.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Separation from Tyco International Ltd.

Effective June 29, 2007, Covidien Ltd., a company organized under the laws of Bermuda, became the parent company owning the former healthcare businesses of Tyco International Ltd. (Tyco International). Prior to June 29, 2007, the assets of the healthcare businesses of Tyco International were transferred to Covidien Ltd. On June 29, 2007, Tyco International distributed one common share of Covidien Ltd. for every four common shares of Tyco International, as well as its shares of its former electronics businesses (Tyco Electronics), to the holders of Tyco International common shares on the record date for the distribution, which was June 18, 2007 (the separation).

Reorganization

On January 16, 2009, Covidien plc was incorporated in Ireland, in order to effectuate moving Covidien Ltd’s principal executive office from Bermuda to Ireland. Covidien plc operated as a wholly-owned subsidiary of Covidien Ltd. until June 4, 2009, when the outstanding common shares of Covidien Ltd. were cancelled and Covidien plc issued ordinary shares with substantially the same rights and preferences on a one-for-one basis to the holders of the Covidien Ltd. common shares that were cancelled. Upon completion of this transaction, Covidien plc replaced Covidien Ltd. as the ultimate parent company and Covidien Ltd. became a wholly-owned subsidiary of Covidien plc. This transaction was accounted for as a merger between entities under common control; accordingly, the historical financial statements of Covidien Ltd. for periods prior to this transaction are considered to be the historical financial statements of Covidien plc. No changes in capital structure, assets or liabilities resulted from this transaction, other than Covidien plc has provided a guarantee of amounts due under certain borrowing arrangements of a subsidiary as described in notes 10 and 23.

Basis of Presentation

The accompanying financial statements reflect the consolidated operations of Covidien plc (formerly Covidien Ltd.) and its subsidiaries as an independent publicly-traded company following June 29, 2007, and a combined reporting entity comprising the assets and liabilities used in managing and operating Tyco International’s healthcare businesses, including Covidien Ltd., prior to and including June 29, 2007. For periods prior to the separation, certain general corporate overhead, net interest expense, loss on early extinguishment of debt and other expenses have been allocated to Covidien plc (Covidien or the Company) by Tyco International. Management believes such allocations are reasonable; however, they may not be indicative of the actual expenses the Company would have incurred had the Company been operating as an independent, publicly-traded company. As a result, the financial statements for fiscal 2007 may not necessarily reflect the results of operations and cash flows of the Company had the Company been an independent, publicly-traded company. Additional information regarding allocated expenses is included in note 17.

The financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of the financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. These financial statements were issued on November 20, 2009 and subsequent events have been evaluated through that date.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Accounting Policies

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

The Company sells products both direct to end user customers and through distributors who resell the products to end user customers. Rebates are provided to certain distributors that sell to end user customers at prices determined in accordance with a contract between the Company and the end user customer. Provisions for rebates, as well as sales discounts and returns, are accounted for as a reduction of sales when revenue is recognized and are included in the reserve for returns, rebates and sales allowances within accounts receivable trade on the balance sheets. Rebates are estimated based on sales terms, historical experience and trend analyses. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific sales trend analyses, contractual commitments, including stated rebate rates, and other relevant information. The Company adjusts reserves to reflect differences between estimated and actual experience, and records such adjustment as a reduction of sales in the period of adjustment. Rebates charged against gross sales amounted to $2.873 billion, $2.400 billion and $2.055 billion in fiscal 2009, 2008 and 2007, respectively.

Research and Development—Internal research and development costs are expensed as incurred. Research and development expenses include salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other costs.

Amounts related to research and development collaborations with third parties are expensed as incurred up to the point of regulatory approval. Third-party costs subsequent to regulatory approval are capitalized and amortized over the estimated useful life of the related product. Amounts capitalized for such costs are included in intangible assets, net of accumulated amortization.

Advertising—Advertising costs are expensed when incurred. Advertising expense was $83 million, $89 million and $76 million in fiscal 2009, 2008 and 2007, respectively, and is included in selling, general and administrative expenses.

Currency Translation—For the Company’s non-U.S. subsidiaries that transact in a functional currency other than U.S. dollars and do not operate in highly inflationary environments, assets and liabilities are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

Intangible Assets—Intangible assets include intellectual property consisting primarily of patents, trademarks, unpatented technology and customer lists. The Company records intangible assets at cost and amortizes certain of such assets using the straight-line method over ten to forty years. Amortization expense is included in selling, general and administrative expenses. The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. Intangible assets that are not subject to amortization, which are comprised primarily of certain trademarks, are tested for impairment in the same manner as goodwill. The Company reviews intangible assets subject to amortization for impairment in the same manner as property, plant and equipment discussed above.

Business Combinations—Amounts paid for acquisitions are allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company then allocates the

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

The Company’s purchased research and development represents the estimated fair value as of the acquisition date of in-process projects that have not reached technological feasibility and have no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval. The Company expenses the value attributable to in-process research and development (IPR&D) projects at the time of acquisition.

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

Treasury Shares—Treasury shares are carried at cost.

Income Taxes—The income tax benefits of a consolidated income tax return have been reflected where such returns have or could be filed based on the entities and jurisdictions included in the financial statements.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the book and tax bases of assets and liabilities and operating loss carryforwards, using tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. To the extent a full benefit is not expected to be realized on the uncertain tax position, an income tax liability is established. Interest and penalties on income tax obligations are included in income tax expense.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

Recently Adopted Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities—In March 2008, the Financial Accounting Standards Board (FASB) issued enhanced disclosure requirements for derivative instruments and hedging activities. The additional disclosures are intended to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The required disclosures regarding derivative instruments and hedging activities are presented in note 12.

Accounting for Defined Benefit Pension and Other Postretirement Plans—In September 2006, the FASB issued authoritative literature regarding accounting for defined benefit pension and other postretirement plans, which requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Additional financial statement disclosures are also required. The Company adopted the recognition and disclosure provisions at the end of fiscal 2007, and accordingly, recognized an after-tax reduction of $51 million in accumulated other comprehensive income, a component of shareholders’ equity. In addition, companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company previously used a measurement date of August 31st; however, in the first quarter of fiscal 2009, the Company transitioned to a measurement date that coincides with its fiscal year end. The adoption of the measurement date provision resulted in a reduction to shareholders’ equity to reflect the incremental one-month charge from August to September.

Accounting for Uncertain Tax Positions—In June 2006, the FASB issued authoritative literature, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. This literature prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On September 29, 2007, the Company adopted these provisions. The cumulative effect of adopting these provisions was a $355 million reduction in retained earnings, a $197 million increase in deferred tax assets, primarily due to interest and state specific items, and a $642 million and $90 million increase in income taxes payable and receivable, respectively. In addition, the Company recorded an increase in amounts due from former parent and affiliates pursuant to the Tax Sharing Agreement of $231 million as other income, representing the indirect effect of adoption. Notes 5 and 17 provide additional information regarding income taxes and the Tax Sharing Agreement, respectively.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Pronouncements

Disclosures about Postretirement Benefit Plan Assets—In December 2008, the FASB issued enhanced disclosure requirements for defined benefit pension and other postretirement benefit plan assets. The additional disclosures are intended to provide users of financial statements with an enhanced understanding of (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The Company is required to comply with these disclosure requirements beginning in fiscal 2010.

Business Combinations—In December 2007, the FASB issued authoritative literature on business combinations, which expands the definition of a business combination and changes the manner in which the Company accounts for business combinations beginning in fiscal 2010. Significant changes include the capitalization of IPR&D as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition-related restructuring actions and transaction costs, and the recognition of contingent purchase price consideration at fair value on the acquisition date. In addition, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. The accounting treatment for taxes will be applicable to acquisitions that close both prior and subsequent to the adoption of this pronouncement.

2. Acquisitions and License Agreements

Fiscal 2009

Power Medical Interventions, Inc.—In September 2009, the Company’s Medical Devices segment acquired Power Medical Interventions, Inc. (PMI), a provider of computer-assisted, power-actuated surgical cutting and stapling products, for approximately $65 million, including debt assumed of $25 million. The acquisition of PMI expanded the Company’s surgical stapling solutions. The Company recorded an IPR&D charge of $36 million in connection with the acquisition of PMI. This charge related to the development of second-generation technology that had not yet obtained regulatory approval.

VNUS Medical Technologies, Inc.—In June 2009, the Company’s Medical Devices segment acquired VNUS Medical Technologies, Inc. (VNUS), a developer of medical devices for minimally invasive treatment of venous reflux disease, for $473 million, net of cash acquired of $42 million. The acquisition of VNUS expanded the Company’s portfolio of vascular intervention products and its presence in the vascular market.

The Company’s preliminary allocation of the purchase price for VNUS is as follows (dollars in millions):

Current assets (including cash of $42)	$98
Intangible assets (including in-process research and development)	348
Other non-current assets	49
Goodwill (non-tax deductible)	176

Total assets acquired	671
Current liabilities	33
Deferred tax liabilities (non-current)	112
Other non-current liabilities	11

Total liabilities assumed	156

Net assets acquired	$515

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

(Dollars in Millions, Except per Share Data)	2009(1)	2008
Net sales	$10,751	$10,452
Income from continuing operations	930	1,504
Net income	934	1,328
Basic earnings per share:
Income from continuing operations	$1.85	$3.01
Net income	1.86	2.66
Diluted earnings per share:
Income from continuing operations	$1.84	$2.98
Net income	1.85	2.63

(1)	Excludes the $59 million in-process research and development charge associated with the acquisition of VNUS.

Nuvo Research Inc.—In June 2009, the Company’s Pharmaceuticals segment entered into a licensing agreement with Nuvo Research Inc. (Nuvo). This licensing agreement grants Covidien commercial rights to market and distribute Pennsaid Lotion and Pennsaid Gel, product candidates for the treatment of osteoarthritis. Pennsaid Lotion was approved by the U.S. Food and Drug Administration in November 2009, while Pennsaid Gel remains in development. This license arrangement included an up-front cash payment of $10 million, which was included in research and development expenses. Covidien is also responsible for all future development activities and expenses. In addition, Covidien may be required to make additional payments up to $120 million based upon the successful completion of specified regulatory and sales milestones, as well as royalty payments on future sales of the products.

Neuromed Development Inc.—In June 2009, the Company’s Pharmaceuticals segment entered into a licensing agreement with Neuromed Development Inc. (Neuromed), a subsidiary of Neuromed Pharmaceuticals

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Ltd. This licensing agreement grants Covidien commercial rights to market and distribute in the United States EXALGO (hydromorphone HCL extended release), a pain management drug candidate, for an up-front cash payment of $10 million, which was included in research and development expenses. Under the license arrangement, Covidien is obligated to make additional payments up to $73 million based upon the successful completion of specified development and regulatory milestones. During fiscal 2009, $10 million of such milestone payments were made and included in research and development expenses. Covidien will also contribute up to $16 million toward additional development costs incurred by Neuromed and pay royalties on any commercial sales of the developed product.

In addition, during fiscal 2009, the Company completed two smaller acquisitions, acquired a distributor and acquired intangible assets. The Company recorded an IPR&D charge of $20 million associated with the acquisition of intellectual property.

Fiscal 2008

During fiscal 2008, the Company’s Medical Devices segment acquired Tissue Science Laboratories plc (TSL), a medical device company dedicated to the research, development and commercialization of tissue implant products for surgical and wound care therapies, for $74 million. The acquisition of TSL provided the Company with a leading tissue repair technology and accelerated its entry into the biologic hernia repair market. TSL’s Permacol(R) product complemented the Company’s soft tissue product offerings and allowed the Company to offer a full line of differentiated hernia repair products.

In November 2007, the Company’s Medical Devices segment acquired Scandius Biomedical, Inc. (Scandius), a developer of medical devices for sports-related surgeries, for $27 million. The acquisition of Scandius enabled the Company to offer customers innovative soft tissue repair devices for common sports injuries. The Company recorded an IPR&D charge of $12 million in connection with this acquisition.

In addition, the Company completed two smaller acquisitions during fiscal 2008 and recorded IPR&D charges totaling $10 million.

Fiscal 2007

In April 2007, the Company’s Medical Devices segment acquired intellectual property from Sorbx, LLC (Sorbx), a developer of an absorbable tack technology used in hernia repair procedures, for $30 million. The acquisition of the intellectual property from Sorbx expanded the Company’s surgical devices portfolio. The Company recorded an IPR&D charge of $30 million in connection with the acquisition of intellectual property from Sorbx. This charge related to the development of second-generation technology that had not yet obtained regulatory approval.

In September 2006, the Company’s Medical Devices segment acquired 59% ownership of Airox S.A. (Airox), a developer of home respiratory ventilator systems, for $59 million (net of cash acquired of $4 million). The Company commenced consolidating this investment in October 2006 and in November 2006, the Company acquired the remaining outstanding shares of Airox in a mandatory tender offer for approximately $47 million. The acquisition of Airox expanded the Company’s ventilator product portfolio.

COVIDIEN PLC

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

Intangible assets acquired include $19 million assigned to IPR&D that was written off at the dates of acquisition, $8 million of which occurred during fiscal 2007. The IPR&D charges related to the development of second-generation technology that had not yet obtained regulatory approval. As of the acquisition dates, the IPR&D was not considered to be technologically feasible or to have any alternative future use. The remaining intangible assets, which are valued at $42 million, relate to unpatented technology and have useful lives of 15 years.

3. Discontinued Operations and Divestitures

Discontinued Operations

During fiscal 2008, the Company sold its Retail Products segment and its European Incontinence Products business within the Medical Supplies segment because their products and customer bases were not aligned with the Company’s long-term strategic objectives. Both of these businesses met the discontinued operations criteria.

Retail Products segment—During fiscal 2008, the Company sold its Retail Products segment for gross cash proceeds of $330 million, subject to working capital adjustments. Deal costs and other adjustments resulted in net cash proceeds of $308 million, which was used to repay a portion of the Company’s outstanding borrowings under its credit facility. During fiscal 2008, the Company recorded a $111 million pre-tax loss on sale from discontinued operations related to the Retail Products segment, which included charges totaling $75 million recorded during the first six months of fiscal 2008, to write down the business to its fair value less cost to sell. Fair value used for the impairment assessment was based on the sale agreement. The loss on sale was adjusted in fiscal 2009 because of the receipt of contingent payments and net proceeds from the sale of a Retail Products facility totaling $12 million.

During fiscal 2007, the Company performed an asset impairment analysis and determined that the book value of the Retail Products segment was in excess of its estimated fair value. Accordingly, the Company recorded a goodwill impairment charge of $256 million associated with its former Retail Products segment, which is included in loss on sale of discontinued operations. The estimated fair value of the Retail Products segment was evaluated based on discounted expected future cash flows of the related assets and reflected the adverse trends in raw material and energy costs, and a higher discount rate to represent market conditions existing at the time.

European Incontinence business—During fiscal 2008, the Company also sold its European Incontinence business. As a condition of the sale, the Company was required to contribute cash of $43 million into the

COVIDIEN PLC

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

Financial information—Net sales, income from operations and income (loss) on disposition for discontinued operations are as follows:

(Dollars in Millions)	2009	2008	2007
Net sales	$—	$421	$853

Income from operations, net of income tax provision of $—, $11 and $3	$—	$1	$52
Income (loss) on disposition, net of income tax provision (benefit) of $2, $(9) and $(2)	5	(177)	(260)

Income (loss) from discontinued operations, net of income taxes	$5	$(176)	$(208)

Change in Plan of Sale

During fiscal 2008, the Company decided to sell its Specialty Chemical business within the Pharmaceuticals segment because its products and customer base were not aligned with the Company’s long-term strategic objectives. The Specialty Chemicals business had been classified as held for sale and the results of its activities reflected within discontinued operations. During the fourth quarter of fiscal 2009, the Company ceased efforts to market this business given market conditions existing at the time. As a result, the Specialty Chemicals business no longer met the held for sale and discontinued operations criteria and, accordingly, was reclassified from held for sale to held and used and from discontinued operations to continuing operations for all periods presented. During the fourth quarter of fiscal 2009, the Company recorded $18 million of incremental depreciation and amortization expense relating to the period from the first quarter of fiscal 2008 through the third quarter of fiscal 2009 when the Specialty Chemicals business was classified as held for sale. In addition, the Company recorded a charge of $60 million for the write-off of a previously recognized deferred tax asset resulting from the reclassification of this business to continuing operations.

Divestitures

During fiscal 2009, the Company sold its Sleep Diagnostics product line within the Medical Devices segment. In addition, the Company entered into a definitive agreement to sell its Oxygen Therapy product line, also within the Medical Devices segment. Selling, general and administrative expenses for fiscal 2009 includes charges totaling $21 million for the loss on sale of Sleep Diagnostics and the write-down of Oxygen Therapy to its fair values less cost to sell based on the sale agreement. In September 2009, the Company also announced its plan to divest its Sleep Therapy product line within the Medical Devices segment. The Company plans to reallocate the resources previously used to support these product lines to its faster-growing, higher-margin businesses in which it has or can develop a global competitive advantage.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

4. Restructuring Charges

In fiscal 2007, the Company launched a $150 million restructuring program, primarily in its Medical Devices and Medical Supplies segments. This program includes exiting unprofitable product lines in low-growth and declining-growth markets, reducing excess machine capacity, moving production to lower cost alternatives through plant consolidations and outsourcing initiatives, and relocating certain functions. As of September 26, 2008, the Company had substantially completed this program.

In fiscal 2009, the Company launched an additional restructuring program, designed to improve the Company’s cost structure and to deliver improved operational growth. This program includes actions across all three segments, as well as corporate. The Company expects to incur charges as these actions are undertaken of approximately $200 million under this program, most of which is expected to occur by the end of 2010. This program excludes acquisition-related restructuring actions, which may be initiated in future periods.

Restructuring charges, including associated asset impairments, by segment are as follows:

(Dollars in Millions)	2009	2008	2007
Medical Devices	$7	$61	$32
Pharmaceuticals	27	6	—
Medical Supplies	17	10	23
Corporate	10	—	2

	$61	$77	$57

Activity in the Company’s restructuring reserves during fiscal 2007, 2008 and 2009 is as follows:

(Dollars in Millions)	Employee Severance and Benefits	Other	Asset Impairment Charges	Total
Charges	$39	$9	$9	$57
Utilization	(12)	(8)	(9)	(29)

Balance at September 28, 2007	27	1	—	28
Charges	58	7	18	83
Utilization	(18)	(7)	(18)	(43)
Changes in estimate	(6)	—	—	(6)
Currency translation	(4)	—	—	(4)

Balance at September 26, 2008	57	1	—	58
Charges	51	3	12	66
Utilization	(34)	(4)	(12)	(50)
Changes in estimate	(5)	—	—	(5)
Currency translation	(4)	—	—	(4)

Balance at September 25, 2009	$65	$—	$—	$65

At September 25, 2009, restructuring liabilities of $65 million remained on the balance sheet, $61 million of which are included in accrued and other current liabilities and the remainder of which are included in other liabilities.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

5. Income Taxes

Significant components of income taxes related to continuing operations for each fiscal year are as follows:

(Dollars in Millions)	2009	2008	2007
Current:
United States:
Federal	$693	$379	$317
State	46	31	38
Non-U.S.	283	140	181

Current income tax provision	1,022	550	536
Deferred:
United States:
Federal	(58)	(16)	(63)
State	(6)	15	(6)
Non-U.S.	(9)	(51)	18

Deferred income tax provision	(73)	(52)	(51)

	$949	$498	$485

Non-U.S. income from continuing operations before income taxes was $1.186 billion and $1.072 billion for fiscal 2009 and 2008, respectively. Non-U.S. loss from continuing operations before income taxes was $296 million for fiscal 2007.

The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes on continuing operations is as follows:

(Dollars in Millions)	2009	2008	2007
Notional U.S. federal income taxes at the statutory rate	$648	$712	$123
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	26	39	22
Rate differences between non-U.S. and U.S. jurisdictions(1)	(332)	(304)	(221)
Shareholder and class action settlement costs	64	18	421
Valuation allowances	10	1	(43)
Adjustments to accrued income tax liabilities and uncertain tax positions	299	68	71
Allocated loss on the retirement of debt	—	—	43
Investment in subsidiary	60	(60)	—
In-process research and development charges	34	8	3
Withholding tax on repatriated earnings	167	—	—
Other	(27)	16	66

Provision for income taxes	$949	$498	$485

(1)	Excludes non-deductible charges and other items which are broken out separately in the statutory rate reconciliation presented.

At September 25, 2009 and September 26, 2008, the total amount of the Company’s unrecognized tax benefits was $1.359 billion and $1.053 billion, respectively, of which $1.174 billion would impact the effective tax rate and $185 million would be offset by the write off of related deferred and other tax assets, if recognized. Interest and penalties associated with uncertain tax positions are recognized as components of income tax

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

expense. The Company accrued $130 million of interest and $8 million of penalties during fiscal 2009 and $89 million of interest and $3 million of penalties during fiscal 2008. The total amount of accrued interest related to uncertain tax positions was $459 million and $329 million at September 25, 2009 and September 26, 2008, respectively. In addition, the total amount of accrued penalties related to uncertain tax positions was $26 million and $18 million at September 25, 2009 and September 26, 2008, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(Dollars in Millions)	2009	2008(1)
Balance at beginning of fiscal year	$1,053	$1,006
Additions related to current year tax positions	23	43
Additions related to prior period tax positions	320	42
Reductions related to prior period tax positions	(37)	(3)
Settlements	—	(28)
Lapse of statute of limitations	—	(7)

Balance at end of fiscal year	$1,359	$1,053

(1)	Amounts have been revised to properly classify certain items.

The Company’s and its subsidiaries income tax returns are periodically examined by various tax authorities. Open periods for examination include certain periods during which the Company was a subsidiary of Tyco International. The resolution of these matters is subject to the conditions set forth in the Tax Sharing Agreement discussed in note 17. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation. The Company has significant potential tax liabilities related to these periods and has included its best estimate of the amounts which relate to its operations within the non-current income taxes payable.

The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS which affect all three of the companies and total approximately $1 billion. The Company believes that the amounts recorded in its financial statements related to these matters are adequate. At September 25, 2009, non-current income taxes payable includes approximately $163 million of gross unrecognized tax benefits, which is expected to be settled within the next twelve months, primarily related to the 1997 through 2000 audit cycle. However, the majority of the related cash payments are not expected to be made until fiscal 2011. Non-current income taxes payable also includes anticipated refunds and other items not related to uncertain tax positions.

In addition, in September 2009, Tyco International and the U.S. Internal Revenue Service (IRS) entered into settlements related to certain outstanding tax matters within the 2001 through 2004 audit cycle, which cycle remains open and subject to examination and resolution of other matters. The net effect of the settlements will require Covidien to make a payment of approximately $205 million to the IRS, potentially in fiscal 2011, which is included in non-current income taxes payable on the balance sheet. However, pursuant to the Tax Sharing Agreement, Covidien will receive payments totaling approximately $107 million from Tyco International and Tyco Electronics, which is included in due from former parent and affiliates. The impacts of these settlements are reflected in income tax expense and other income, respectively. Covidien will also be required to reimburse Tyco International and Tyco Electronics an insignificant amount for the Company’s portion of their settlements.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

As of September 25, 2009, a summary of tax years that remain subject to examination in the Company’s major tax jurisdictions are as follows:

United States—federal	1997 and forward

United States—state	1996 and forward

Australia	2004 and forward

Canada	2000 and forward

France	2000 and forward

Germany	2002 and forward

Ireland	2004 and forward

Italy	2004 and forward

Japan	1998 and forward

Netherlands	2003 and forward

Switzerland	2004 and forward

United Kingdom	2004, 2006 and forward

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred tax asset at the end of fiscal 2009 and 2008 are as follows:

(Dollars in Millions)	2009	2008
Deferred tax assets:
Accrued liabilities and reserves	$415	$356
Tax loss and credit carryforwards	6,594	6,715
Inventories	110	65
Postretirement benefits	133	47
Federal and state benefit of uncertain tax positions	239	180
Investment in subsidiaries	—	60
Deferred compensation	74	40
Other	131	163

	7,696	7,626

Deferred tax liabilities:
Property, plant and equipment	(299)	(312)
Intangible assets	(814)	(651)
Other	—	(7)

	(1,113)	(970)

Net deferred tax asset before valuation allowances	6,583	6,656
Valuation allowances	(6,492)	(6,617)

Net deferred tax asset	$91	$39

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Deferred taxes are reported in the following components on the balance sheets:

(Dollars in Millions)	2009	2008
Deferred income taxes (current assets)	$464	$339
Deferred income taxes (non-current assets)	109	65
Accrued and other current liabilities	(6)	(4)
Deferred income taxes (non-current liabilities)	(476)	(361)

Net deferred tax asset	$91	$39

At September 25, 2009, the Company had approximately $22.6 billion of net operating loss carryforwards in certain non-U.S. jurisdictions, of which $21.6 billion have no expiration, and the remaining $1.0 billion will expire in future years through 2029. Included in these net operating loss carryforwards are approximately $20 billion of net operating losses that the Company recorded in fiscal 2008 as a result of the receipt of a favorable tax ruling from certain non-U.S. taxing authorities. The Company has recorded a full valuation allowance against this net operating loss as management believes that it is highly unlikely that any of this net operating loss will be utilized. Since there was no impact on the Company’s effective tax rate, the net operating loss and corresponding valuation allowance have been excluded from the rate reconciliation previously presented. The Company had $464 million of U.S. federal net operating loss carryforwards and $258 million of U.S. federal capital loss carryforwards at September 25, 2009, which will expire between 2011 through 2029. For U.S. state purposes, the Company had $874 million of net operating loss carryforwards and $241 million of capital loss carryforwards at September 25, 2009, which will also expire between 2010 through 2029.

At September 25, 2009, the Company also had $23 million of tax credits available to reduce future income taxes payable, primarily in jurisdictions within the United States, of which $7 million have no expiration, and the remainder expire during 2010 through 2029.

The valuation allowances for deferred tax assets of $6.492 billion and $6.617 billion at September 25, 2009 and September 26, 2008, respectively, relate principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.

At September 25, 2009, the Company had certain potential non-U.S. tax attributes that had not been recorded in the financial statements. These attributes include $11.7 billion of non-U.S. special deductions with an indefinite carryforward period. The Company has treated these amounts as special deductions for financial statement purposes since utilization is contingent upon the annual performance of certain economic factors. The Company intends to recognize the applicable portion of the special deduction annually at an estimated tax rate of between 1% and 3% when and if these economic factors are met.

During fiscal 2009, the Company provided for U.S. and non-U.S. income taxes and a 5% withholding tax in the amount of $167 million on earnings that were repatriated (i) in connection with a one-time transaction that was implemented as part of the Company’s tax planning strategies and (ii) in jurisdictions where the Company is not permanently reinvested. In general, the remaining earnings of the Company’s subsidiaries are considered to be permanently reinvested. At September 25, 2009, there are no significant U.S. accumulated earnings that have not been repatriated. The Company does not believe it practicable to estimate either the accumulated earnings in other jurisdictions or the potential income taxes thereon which could potentially be triggered if repatriation were to occur.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

6. Earnings per Share

Following the separation from Tyco International, the Company had 496,869,055 ordinary shares outstanding. This amount is being utilized to calculate earnings per share for the period prior to the separation. The same number of shares has been used to calculate diluted earnings per share and basic earnings per share for the period prior to the separation because no ordinary shares of Covidien were publicly traded prior to July 2, 2007, and no Covidien restricted shares nor share options were outstanding prior to the separation.

The following table sets forth the computation of basic and diluted earnings per share for fiscal 2009, 2008 and 2007:

	2009			2008			2007
(Amounts in Millions, Except per Share Data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic earnings (loss) per share:
Income (loss) from continuing operations	$902	503	$1.79	$1,537	500	$3.08	$(134)	497	$(0.27)
Diluted earnings (loss) per share:
Share options and restricted shares	—	2		—	5		—	—

Income (loss) from continuing operations giving effect to dilutive adjustments	$902	505	$1.78	$1,537	505	$3.04	$(134)	497	$(0.27)

The computation of diluted earnings per share for fiscal 2009, 2008 and 2007 excludes the effect of the potential exercise of options to purchase 15 million, 5 million and 29 million shares, respectively, because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share for fiscal 2007 excludes restricted share awards of 4 million, as the effect would have been anti-dilutive.

7. Inventories

At the end of fiscal 2009 and 2008, inventories were comprised of:

(Dollars in Millions)	2009	2008
Purchased materials and manufactured parts	$303	$273
Work in process	331	244
Finished goods	700	830

Inventories	$1,334	$1,347

Aggregate reductions in the carrying value with respect to inventories that were still on hand at September 25, 2009 and September 26, 2008, that were deemed to be excess, obsolete, slow-moving or that had a carrying value in excess of market, were $144 million and $122 million, respectively.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

8. Property, plant and equipment

At the end of fiscal 2009 and 2008 property, plant and equipment at cost and accumulated depreciation were:

(Dollars in Millions)	2009	2008
Land	$137	$138
Buildings and related improvements	1,147	1,084
Machinery and equipment	3,101	2,859
Leasehold improvements	194	175
Construction in progress	350	393
Accumulated depreciation	(2,268)	(2,065)

Property, plant and equipment, net	$2,661	$2,584

At September 25, 2009 and September 26, 2008, the Company had property under capital lease of $77 million and $224 million, respectively, consisting primarily of buildings. Accumulated amortization of capitalized lease assets was $64 million and $161 million at the end of fiscal 2009 and 2008, respectively.

Depreciation expense was $353 million, $323 million and $299 million in fiscal 2009, 2008 and 2007, respectively. These amounts include depreciation expense on demonstration equipment which is included in other assets on the balance sheet. Maintenance and repair expenditures are charged to expense when incurred and were $101 million in fiscal 2009, $108 million in fiscal 2008, and $99 million in fiscal 2007.

9. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for fiscal 2008 and 2009 were as follows:

(Dollars in Millions)	Medical Devices	Medical Supplies	Pharma- ceuticals	Total
Goodwill at September 29, 2007	$4,871	$389	$532	$5,792
Acquisitions	51	—	—	51
Currency translation	3	—	—	3

Goodwill at September 26, 2008	4,925	389	532	5,846
Acquisitions	200	—	—	200

Goodwill at September 25, 2009	$5,125	$389	$532	$6,046

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount and accumulated amortization of intangible assets at the end of fiscal 2009 and 2008 were as follows:

	2009			2008
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Unpatented technology	$657	$251	21 years	$626	$218	21 years
Patents and trademarks	943	349	15 years	659	310	18 years
Customer lists	158	44	16 years	97	34	18 years
Other	168	73	29 years	163	66	29 years

Total	1,926	717	18 years	1,545	628	20 years
Non-Amortizable:
Trademarks	353			356

Total intangible assets	$2,279	$717		$1,901	$628

During the fourth quarter of fiscal 2007, the Company recorded a charge of $33 million for the impairment of a non-amortizable trademark associated with its Pharmaceuticals segment. The impairment was due to a shift in branding strategy that resulted in discontinuing the use of the trademark.

Intangible asset amortization expense for fiscal 2009, 2008 and 2007 was $87 million, $77 million and $82 million, respectively. The estimated aggregate amortization expense is expected to be $102 million for fiscal 2010, $100 million for fiscal 2011, $99 million for fiscal 2012, $98 million for fiscal 2013 and $97 million for fiscal 2014.

10. Debt

At the end of fiscal 2009 and 2008, debt was comprised of:

(Dollars in Millions)	2009	2008
Current maturities of long-term debt:
Capital lease obligations	$5	$19
Other	25	—

Total	30	19

Long-term debt:
Commercial paper program	151	171
5.2% senior notes due October 2010	250	250
5.5% senior notes due October 2012	500	500
6.0% senior notes due October 2017	1,150	1,150
6.6% senior notes due October 2037	850	850
Capital lease obligations	41	45
Other	19	20

Total	2,961	2,986

Total debt	$2,991	$3,005

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The Company has a $1.425 billion five-year unsecured senior revolving credit facility expiring in 2012. Borrowings under this credit facility bear interest, at the Company’s option, at a base rate or LIBOR, plus a margin dependent on the Company’s credit default swap rate (subject to a floor and a cap that is dependent upon the Company’s credit ratings). The credit facility agreement contains a covenant limiting the Company’s ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which are considered restrictive to the Company’s operations. No amount was outstanding under the credit facility at either September 25, 2009 or September 26, 2008.

In February 2008, Covidien International Finance S.A. (“CIFSA”), an indirect wholly-owned subsidiary of the Company, initiated a commercial paper program. The notes issued under the commercial paper program are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd. Proceeds from the sale of the notes are used for working capital and other corporate purposes. The weighted-average interest rate on the notes issued under the commercial paper program was 0.4% and 3.6% at September 25, 2009 and September 26, 2008, respectively. CIFSA is required to maintain an available unused balance under its revolving credit facility sufficient to support amounts outstanding under the commercial paper program.

The aggregate amounts of external debt, including capital lease obligations, maturing during the next five fiscal years and thereafter are as follows: $30 million, $255 million, $155 million, $504 million, $10 million and $2.037 billion.

The fair value of the Company’s unsecured senior notes was approximately $3.068 billion and $2.697 billion at September 25, 2009 and September 26, 2008, respectively.

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

The Company has recorded liabilities for known indemnifications included as part of environmental liabilities, which are discussed in note 19. In addition, the Company is liable for product performance; however in the opinion of management, such obligations will not significantly affect the Company’s results of operations, financial condition or cash flows.

12. Financial Instruments

The Company is exposed to certain risks relating to its business operations. Risks that relate to interest rate exposure, foreign exchange exposure and commodity price exposure are managed by using derivative instruments. Interest rate lock contracts were entered into prior to the issuance of the Company’s fixed rate senior notes to manage the risk of changes in interest rates prior to issuance of the debt. Foreign currency option and forward contracts are used to economically manage the foreign exchange exposures of operations outside the United States. Swap contracts on various commodities are periodically entered into to manage the price risk associated with forecasted purchases of commodities used in the Company’s manufacturing processes.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated the interest rate lock contracts and certain commodity swap contracts as cash flow hedges. The Company has not designated the foreign currency forward and option contracts as hedging instruments.

Cash Flow Hedges

Interest Rate Exposure—During fiscal 2007, CIFSA entered into a series of forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of its fixed rate senior notes. The rate locks had an aggregate notional value of $1.3 billion and were designated as cash flow hedges at inception. The rate locks were terminated in fiscal 2007 and fiscal 2008 prior to the issuance of the notes. The termination of the rate locks resulted in an aggregate loss of $61 million, substantially all of which was considered to be highly effective at mitigating the risk associated with changes in interest rates. This amount was recorded within accumulated other comprehensive income and is being reclassified to interest expense over the terms of the notes. The amount of loss reclassified from accumulated other comprehensive income to interest expense was insignificant for each of fiscal 2009, 2008 and 2007. As of September 25, 2009, $54 million of this loss remained in accumulated other comprehensive income. The Company has not entered into any other interest rate-related derivative instruments.

Derivative not Designated as Hedging Instruments

Foreign Exchange Exposures—The Company’s operations outside the United States are significant. As a result, the Company has both transactional and translational foreign exchange exposure. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions denominated in certain foreign currencies, principally the euro, Japanese yen, British pound and Canadian dollar. All forward and option contracts are recorded on the balance sheet at fair value. At September 25, 2009, the Company had foreign currency forward and option contracts outstanding with a notional amount of $765 million. These contracts do not meet the necessary criteria to qualify for hedge accounting. Accordingly, all associated changes in fair value are recognized in earnings.

The fair value of foreign exchange forward and option contracts not designated as hedging instruments is as follows:

(Dollars in Millions)	September 25, 2009
Prepaid expenses and other current assets	$30
Accrued and other current liabilities	49

The net gain (loss) on foreign exchange forward and option contracts not designated as hedging instruments and related hedged items included in selling, general and administrative expenses was $36 million, $(44) million and $(27) million in fiscal 2009, 2008 and 2007, respectively.

The following table provides a summary of significant assets and liabilities that are measured at fair value on a recurring basis as of September 25, 2009:

	September 25, 2009	Basis of Fair Value Measurement
(Dollars in Millions)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency contracts	$30	$—	$30	$—
Liabilities
Foreign currency contracts	$49	$—	$49	$—

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The majority of derivatives entered into by the Company are valued using over-the-counter quoted market prices for similar instruments. The Company does not believe that fair values of these derivative instruments differs materially from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a material effect on its results of operations, financial condition or cash flows.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, amounts due from former parent and affiliates, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, investments, accounts payable and derivative financial instruments approximated their carrying values at the end of fiscal 2009 and 2008. The fair value of debt is set forth in note 10. It is not practicable to estimate the fair value of the amounts due to or from former parent and affiliates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and derivative financial instruments. The Company invests its excess cash in deposits or money market funds and diversifies the concentration of cash among different financial institutions that have at least an A credit rating. The Company provides credit and does not generally require collateral; however, concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their diversity across many geographic areas. Counterparties to the Company’s derivative financial instruments are limited to major financial institutions with at least an A/A2 long-term debt rating. While the Company does not require collateral or other security to be furnished by the counterparties to its derivative financial instruments, it minimizes exposure to credit risk by dealing with a diversified group of major financial institutions and actively monitoring outstanding positions.

13. Retirement Plans

Defined Benefit Pension Plans—The Company sponsors a number of defined benefit retirement plans covering certain of its U.S. and non-U.S. employees. Net periodic pension benefit cost is based on periodic actuarial valuations which use the projected unit credit method of calculation and is charged to expense on a systematic basis over the expected average remaining service lives of current participants. Contribution amounts are determined based on the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation.

Prior to the separation, in limited circumstances, the Company participated in certain co-mingled plans through Tyco International that included plan participants of other Tyco International subsidiaries. Expenses for these plans were accounted for pursuant to administrative cooperation arrangements with Tyco International. During fiscal 2007, the majority of these plans were separated and, accordingly, the Company recorded its portion of the co-mingled plans, assets and the related obligations, which, with respect to its U.S.-based plans, were actuarially determined based on the Employee Retirement Income Security Act of 1974, as amended (ERISA) prescribed calculation.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans is as follows:

	U.S. Plans			Non-U.S. Plans
(Dollars in Millions)	2009	2008	2007	2009	2008	2007
Service cost	$7	$7	$8	$15	$15	$14
Interest cost	35	34	34	17	18	14
Expected return on plan assets	(32)	(41)	(40)	(13)	(14)	(12)
Amortization of prior service cost	2	2	2	—	—	—
Amortization of net actuarial loss	11	6	10	2	2	3
Plan settlements, curtailment and special termination benefits	—	5	4	4	1	1

Net periodic benefit cost	$23	$13	$18	$25	$22	$20

Weighted-average assumptions used to determine net pension cost during the year:
Discount rate	7.0%	6.3%	6.0%	5.6%	5.0%	4.4%
Expected return on plan assets	7.4%	8.0%	8.0%	5.7%	5.5%	5.3%
Rate of compensation increase	3.8%	4.3%	4.0%	3.8%	3.8%	3.6%

The estimated amounts that will be amortized from accumulated income into net periodic benefit cost in fiscal 2010 are as follows:

(Dollars in Millions)	U.S. Plans	Non-U.S. Plans
Amortization of net actuarial loss	$(20)	$(2)
Amortization of prior service cost	(2)	—

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The following table represents the changes in benefit obligations, plan assets and the net amounts recognized on the balance sheet for all U.S. and non-U.S. defined benefit plans at the end of fiscal 2009 and 2008:

	U.S. Plans		Non-U.S. Plans
(Dollars in Millions)	2009	2008	2009	2008
Change in benefit obligations:
Benefit obligations at beginning of year	$526	$577	$345	$341
Change in measurement date	—	—	2	—
Service cost	7	7	15	15
Interest cost	35	34	17	18
Employee contributions	—	—	2	2
Actuarial loss (gain)	72	(29)	(10)	(21)
Benefits and administrative expenses paid	(47)	(38)	(13)	(13)
Plan settlements, curtailments and special termination benefits	(4)	(25)	(4)	(1)
Currency translation	—	—	—	4

Benefit obligations at end of year	$589	$526	$354	$345

Change in plan assets:
Fair value of plan assets at beginning of year	$452	$535	$242	$244
Change in measurement date	(4)	—	(1)	—
Actual return on plan assets	5	(31)	4	(11)
Employer contributions	26	11	33	19
Employee contributions	—	—	2	2
Plan settlements	(4)	(25)	(6)	(2)
Benefits and administrative expenses paid	(47)	(38)	(13)	(13)
Currency translation	—	—	3	3

Fair value of plan assets at end of year	$428	$452	$264	$242

Funded status at end of year	$(161)	$(74)	$(90)	$(103)
Contributions after the measurement date	—	1	—	1

Net amount recognized on the balance sheet	$(161)	$(73)	$(90)	$(102)

Amounts recognized on the balance sheet:
Non-current assets	$1	$—	$29	$4
Current liabilities	(3)	(3)	(4)	(4)
Non-current liabilities	(159)	(70)	(115)	(102)

Net amount recognized on the balance sheet	$(161)	$(73)	$(90)	$(102)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$(232)	$(143)	$(41)	$(46)
Prior service (cost) credit	(5)	(6)	5	3

Net amount recognized in accumulated other comprehensive income	$(237)	$(149)	$(36)	$(43)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	5.5%	7.0%	5.4%	5.6%
Rate of compensation increase	2.8%	3.8%	3.6%	3.8%

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Company’s U.S. plans, the discount rate is based on the market rate for a broad population of Moody’s AA-rated corporate bonds over $250 million. For the Company’s non-U.S. plans, the discount rate is generally determined by reviewing country and region specific government and corporate bond interest rates.

The accumulated benefit obligation for all U.S. and non-U.S. plans at the end of fiscal 2009 and 2008 is as follows:

	U.S. Plans		Non-U.S. Plans
(Dollars in Millions)	2009	2008	2009	2008
Accumulated benefit obligation	$590	$527	$316	$311

The accumulated benefit obligation and fair value of plan assets for all U.S. and non-U.S. pension plans with accumulated benefit obligations in excess of plan assets at the end of fiscal 2009 and 2008 are as follows:

	U.S. Plans		Non-U.S. Plans
(Dollars in Millions)	2009	2008	2009	2008
Accumulated benefit obligation	$573	$527	$204	$238
Fair value of plan assets	411	452	108	151

In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class and individual asset class performance expectations as provided by external advisors. The Company’s overall investment objective is to obtain a long-term return on plan assets that is consistent with the level of investment risk that is considered appropriate. Investment risks and returns are reviewed regularly against benchmarks to ensure objectives are being met.

The Company’s U.S. pension plans have a target allocation of either 60% equity securities and 40% debt securities or 30% equity securities and 70% debt securities, depending on the status and duration of liabilities of the plan. Various asset allocation strategies are in place for non-U.S. pension plans depending upon local law, status, funding level and duration of liabilities. The Company’s non-U.S. pension plans have a weighted-average target allocation of 33% equity securities, 58% debt securities and 9% other asset classes, primarily cash and cash equivalents.

Pension plans have the following weighted-average asset allocations at the end of fiscal 2009 and 2008:

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
Equity securities	49%	46%	30%	36%
Debt securities	51	53	62	55
Real estate	—	—	1	2
Cash and cash equivalents	—	1	7	7

Total	100%	100%	100%	100%

Covidien ordinary shares are not a direct investment of the Company’s pension funds; however, the pension funds may indirectly include Covidien ordinary shares. The aggregate amount of the Covidien ordinary shares would not be material relative to the total pension fund assets.

The Company’s funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will at least make minimum required contributions of $41 million to its U.S. and non-U.S. pension plans in fiscal 2010.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Benefit payments expected to be paid, reflecting future expected service as appropriate, are as follows:

(Dollars in Millions)	U.S. Plans	Non-U.S. Plans
Fiscal 2010	$62	$14
Fiscal 2011	53	13
Fiscal 2012	48	15
Fiscal 2013	47	16
Fiscal 2014	47	16
Fiscal 2015-2019	225	94

Defined Contribution Retirement Plans—The Company maintains voluntary 401(k) retirement plans, in which the Company matches a percentage of each employee’s contributions. Total Company matching contributions to the plans were $69 million, $63 million and $54 million for fiscal 2009, 2008 and 2007, respectively.

Deferred Compensation Plans—The Company maintains one active nonqualified deferred compensation plan in the United States, which permits eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds generally correspond to the funds offered in the Company’s U.S. tax-qualified retirement plan and the account balance fluctuates with the investment returns on those funds. Deferred compensation expense for each period presented was insignificant. Total deferred compensation liabilities were $67 million and $53 million at the end of fiscal 2009 and 2008, respectively.

Rabbi Trusts and Other Investments—The Company maintains several rabbi trusts, the assets of which may be used to pay retirement benefits. The trusts primarily hold life insurance policies and debt and equity securities. The value of the assets held by these trusts was $81 million and $82 million at September 25, 2009 and September 26, 2008, respectively, which were included in other assets on the balance sheets. The rabbi trust assets, which are consolidated, are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. Plan participants are general creditors of the Company with respect to these benefits. In addition, the Company has other investments which serve as collateral for certain pension plan benefits amounting to $40 million at both September 25, 2009 and September 26, 2008. These amounts were also included in other assets on the balance sheets.

Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than retirement plan benefits for its employees. However, certain acquired operations provide postretirement medical benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide eligibility for such benefits.

Net periodic postretirement benefit cost is as follows:

(Dollars in Millions)	2009	2008	2007
Service cost	$1	$2	$2
Interest cost	9	9	11
Amortization of prior service credit	(7)	(6)	(5)
Amortization of net actuarial loss	—	1	2

Net periodic postretirement benefit cost	$3	$6	$10

Weighted-average assumptions used to determine net postretirement benefit cost during the year:
Discount rate	7.0%	6.2%	5.8%

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The estimated prior service credit and net loss for postretirement benefit plans that will be amortized from accumulated comprehensive income into net periodic benefit cost in fiscal 2010 aggregate $6 million.

The following table presents the components of the accrued postretirement benefit obligations, all of which are unfunded, at the end of fiscal 2009 and 2008:

(Dollars in Millions)	2009	2008
Change in benefit obligations:
Benefit obligations at beginning of year	$132	$166
Change in measurement date	1	—
Service cost	1	2
Interest cost	9	9
Plan amendments	—	(20)
Actuarial loss (gain)	1	(16)
Benefits paid	(9)	(9)

Benefit obligations at end of year	$135	$132

Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contributions	9	9
Benefits paid	(9)	(9)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(135)	$(132)
Contributions after the measurement date	—	1

Accrued postretirement benefit cost	$(135)	$(131)

Amounts recognized on the balance sheet:
Current liabilities	$(11)	$(11)
Non-current liabilities	(124)	(120)

Total amount recognized on the balance sheet	$(135)	$(131)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$(17)	$(16)
Prior service credit	47	55

Net amounts recognized in accumulated other comprehensive income	$30	$39

Weighted-average assumptions used to determine postretirement benefit obligations at year end:
Discount rate	5.4%	7.0%

Health care cost trend assumptions are as follows:

	2009	2008
Health care cost trend rate assumed for next fiscal year	8.30%	9.56%
Rate to which the cost trend rate is assumed to decline	4.51%	5.00%
Fiscal year the ultimate trend rate is achieved	2029	2015

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

(Dollars in Millions)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	1	(1)
Effect on postretirement benefit obligation	9	(8)

The Company expects to make contributions to its postretirement benefit plans of $11 million in fiscal 2010.

Benefit payments expected to be paid, reflecting future expected service as appropriate, are as follows (dollars in millions):

Fiscal 2010	$11
Fiscal 2011	11
Fiscal 2012	10
Fiscal 2013	10
Fiscal 2014	11
Fiscal 2015-2019	53

14. Equity

Parent Company Investment—Prior to separation, Tyco International’s investment in its healthcare businesses, the Company’s accumulated net earnings after taxes and the net effect of transactions with and allocations from Tyco International are included in parent company investment in the statement of shareholders’ equity. Note 17 provides additional information regarding the allocation to the Company of various expenses incurred by Tyco International. After separation adjustments were recorded, the remaining parent company investment balance, which includes all earnings prior to the separation, was transferred to additional paid-in capital. In addition, during fiscal 2008, following an analyses of the tax contingency reserves allocated to the Company and Tyco Electronics at the separation date, the Company recorded an $18 million increase to additional paid-in capital. This adjustment reflected the net reallocation of income tax reserves between Covidien, Tyco International and Tyco Electronics. Net income subsequent to the separation is included in retained earnings.

Preference Shares—Covidien has authorized 125,000,000 preference shares, par value of $0.20 per share, none of which were issued and outstanding at September 25, 2009 and September 26, 2008. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise with respect to the preference shares may be determined by Covidien’s board of directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends prior to any payment to the common shareholders.

Share Repurchase Program—During fiscal 2009, the Board of Directors authorized a program to purchase up to $300 million of the Company’s ordinary shares to partially offset dilution related to equity compensation plans. Shares may be repurchased from time to time, based on market conditions. During fiscal 2009, the Company repurchased approximately 6 million ordinary shares for $225 million under this program. The Company also repurchases shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. In addition, the Company repurchases shares to settle certain option exercises. During fiscal 2009, an additional $7 million was spent to acquire shares in connection with such share-based awards. In fiscal 2009, prior to the reorganization discussed in note 1, the Company retired the 2.1 million shares that Covidien Ltd. held in treasury.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Dividends—Covidien paid cash dividends totaling $322 and $320 million during fiscal 2009 and 2008, respectively. On September 24, 2009, the Board of Directors declared a quarterly cash dividend of $0.18 per share to shareholders of record at the close of business on October 6, 2009. The dividend, totaling $87 million, was paid on November 6, 2009.

15. Share Plans

Equity Awards Converted from Tyco International Awards

Prior to the separation, all employee incentive equity awards were granted by Tyco International. On June 29, 2007, Tyco International’s outstanding equity awards issued to Covidien employees were converted into equity awards of Covidien. This conversion was considered a modification of an award. Accordingly, the Company compared the fair value of the awards immediately prior to the separation to the fair value immediately after the separation to measure incremental compensation cost, the amount of which was not significant.

Stock Compensation Plans

In March 2009, shareholders approved an amendment and restatement of the Company’s 2007 Stock and Incentive Plan, which provides a maximum of 35 million ordinary shares to be issued as stock options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, restricted stock, deferred stock units, promissory stock and other stock-based awards.

Share Options—Options are granted to purchase ordinary shares at prices that are equal to the fair market value of the shares on the date the option is granted. Options generally vest in equal annual installments over a period of four years and expire 10 years after the date of grant. The grant-date fair value of options, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are estimated based on historical experience.

Option activity from the date of separation to September 25, 2009 and option information at the end of fiscal 2007, 2008 and 2009 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding at June 29, 2007	24,789,245	$40.38
Granted	5,327,600	43.03
Exercised	(600,547)	26.63
Expired/Forfeited	(854,046)	60.39

Outstanding at September 28, 2007	28,662,252	40.57	6.21	$156
Granted	518,035	41.69
Exercised	(4,819,292)	32.59
Expired/Forfeited	(2,349,562)	48.47

Outstanding at September 26, 2008	22,011,433	41.49	5.61	319
Granted	4,859,065	34.24
Exercised	(909,533)	20.97
Expired/Forfeited	(2,344,749)	44.69

Outstanding at September 25, 2009	23,616,216	40.47	5.73	116

Exercisable as of September 25, 2009	16,087,644	41.92	4.41	82

Expected to vest at September 25, 2009	6,591,482	37.47	8.55	29

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

As of September 25, 2009, there was $47 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.3 years.

The Company uses the Black-Scholes pricing model to estimate the fair value of options on the date of grant. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The expected volatility assumption is based on the historical and implied volatility of the Company’s peer group with similar business models. The expected life assumption is based on the contractual and vesting term of the option, employee exercise patterns and employee post-vesting termination behavior. The expected annual dividend per share is based on the Company’s historical experience as well as expected dividend rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The weighted-average assumptions used in the Black-Scholes pricing model for Covidien options granted in fiscal 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Expected stock price volatility	31.84%	26.66%	26.00%
Risk free interest rate	1.97%	3.37%	4.87%
Expected annual dividend per share	$0.64	$0.64	$0.64
Expected life of options (years)	5.20	5.00	5.14

The weighted-average grant-date fair value of Covidien options granted in fiscal 2009, 2008 and 2007 was $8.87, $8.70 and $11.96, respectively. The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $19 million, $74 million and $9 million, respectively. The related excess cash tax benefit classified as a financing cash inflow for fiscal 2009, 2008 and 2007 was not significant.

Restricted Stock Units—Recipients of restricted stock units (RSUs) have no voting rights and generally receive dividend equivalent units which vest upon the vesting of the related shares. RSUs generally vest in equal annual installments over a four-year period. Restrictions on RSUs generally lapse upon normal retirement, death or disability of the employee. The grant-date fair value of RSUs, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the service period. The fair market value of RSUs is determined based on the market value of the Company’s shares on the date of grant.

RSU activity from the date of separation to September 25, 2009 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at June 29, 2007	3,040,792	$38.67
Granted	2,123,352	43.30
Vested	(717,963)	39.51
Forfeited	(44,274)	40.01

Non-vested at September 28, 2007	4,401,907	40.80
Granted	255,924	44.10
Vested	(1,308,618)	41.40
Forfeited	(407,903)	40.76

Non-vested at September 26, 2008	2,941,310	40.82
Granted	914,956	34.37
Vested	(1,313,481)	39.68
Forfeited	(277,854)	40.10

Non-vested at September 25, 2009	2,264,931	38.97

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The total fair value of RSUs vested during fiscal 2009, 2008 and 2007 following the separation was $52 million, $54 million and $28 million, respectively. As of September 25, 2009, there was $51 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.2 years.

Performance Share Units—Similar to recipients of RSUs, recipients of performance share units (PSUs) have no voting rights and generally receive dividend equivalent units which vest upon the vesting of the related shares. The grant-date fair value of PSUs, adjusted for estimated forfeitures, is generally recognized as expense on a straight-line basis from the grant date through the end of the performance period.

In fiscal 2009, the Company granted 721,578 PSUs. The vesting of PSUs is generally based on relative total shareholder return (total shareholder return for the Company as compared to total shareholder return of a healthcare industry index), measured over a three-year performance period. The healthcare industry index is comprised of seventeen healthcare companies which generally replicate the Company’s mix of businesses. Depending on Covidien’s relative performance during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200%, of the award granted. The Company generally uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of the awards. The assumptions used in the Monte Carlo model for PSUs granted in fiscal 2009 were as follows:

Expected stock price volatility	28.20%
Peer group stock price volatility	29.91%
Correlation of returns	42.39%

The weighted-average grant-date fair value per share of PSUs granted in fiscal 2009 was $41.01. As of September 25, 2009, there were 652,250 PSUs outstanding with a weighted-average grant-date fair value per share of $41.22. As of September 25, 2009, there was $14 million of unrecognized compensation cost related to such shares, which is expected to be recognized over a weighted-average period of 1.1 years.

Equity-Based Compensation—Compensation costs related to share-based transactions are recognized in the financial statements based on fair value. Total equity-based compensation cost related to continuing operations was $77 million, $78 million and $75 million for fiscal 2009, 2008 and 2007, respectively, and has been included in selling, general and administrative expenses. The Company recognized a related tax benefit associated with its equity-based compensation arrangements of $27 million, $24 million and $22 million during fiscal 2009, 2008 and 2007, respectively.

Employee Stock Purchase Plans—Substantially all full-time employees of the Company’s U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries are eligible to participate in an employee stock purchase plan. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches the first $25 thousand of an employee’s contribution by contributing an additional 15% of the employee’s payroll deduction. This plan provides for a maximum of 5 million ordinary shares to be issued. All shares purchased under the plan are purchased on the open market by a designated broker.

The Company also maintains a Savings Related Share Plan for the benefit of employees of certain qualified non-U.S. subsidiaries in the United Kingdom. The terms of this plan provides for the Company to grant to certain employees the right to purchase shares of the Company at a stated price and receive certain tax benefits. Under this plan, eligible employees in the United Kingdom are granted options to purchase shares at the end of a three-year period at 85% of the fair market value of a Company share on the day before the date such employees were invited to apply for the grant of options. Options under the plan are generally exercisable after a period of three

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

years from the invitation date and expire six months after the date of vesting. This plan provides for a maximum of 1 million ordinary shares to be issued.

16. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

(Dollars in Millions)	Currency Translation	Benefit Plans	Unrecognized Loss on Derivatives	Unrecognized Loss (Gain) on Securities	Accumulated Other Comprehensive Income
Balance at September 30, 2006	$446	$(144)	$—	$(1)	$301
Pretax current period change	348	158	(54)	3	455
Income tax expense	—	(62)	—	—	(62)

Adjustment to apply the new recognition requirements for pension and postretirement plans (note 1)	—	(78)	—	—	(78)
Income tax benefit associated with the adjustment to apply the new recognition requirements for pension and postretirement plans	—	27	—	—	27

Balance at September 28, 2007	794	(99)	(54)	2	643
Pretax current period change	71	(1)	(4)	2	68
Income tax expense	—	(4)	—	—	(4)

Balance at September 26, 2008	865	(104)	(58)	4	707
Pretax current period change	(125)	(89)	(1)	(4)	(219)
Income tax expense	—	39	2	—	41

Balance at September 25, 2009	$740	$(154)	$(57)	$—	$529

17. Transactions with Former Parent and Affiliates

Cash Management—Tyco International used a centralized approach to cash management and financing of operations. Through the first quarter of fiscal 2007, the Company’s cash was available for use and was regularly “swept” by Tyco International at its discretion. Tyco International also funded the Company’s operating and investing activities as needed. Transfers of cash both to and from Tyco International’s cash management system are included in net transfer to Tyco International Ltd. in the statement of cash flow and as a component of parent company investment within shareholders’ equity.

Trade Activity—Prior to separation, the Company purchased certain raw materials and components from Tyco International and its affiliates, at prices which approximated fair value. In fiscal 2007, these purchases totaled $58 million through the date of separation.

Allocated Expenses—Prior to the separation, the Company was allocated corporate overhead expenses from Tyco International for corporate-related functions based on a pro-rata percentage of Tyco International’s consolidated net revenue. General corporate overhead expenses primarily related to centralized corporate functions, including treasury, tax, legal, internal audit, human resources and risk management functions. During fiscal 2007, the Company was allocated general corporate expenses incurred by Tyco International of $109 million, which is included in selling, general and administrative expenses. As discussed in note 1, the Company believes the assumptions and methodologies underlying the allocations of general corporate overhead

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

from Tyco International are reasonable. However, such expenses may not be indicative of the actual level of expenses that the Company would have incurred had the Company been operating as an independent, publicly-traded company.

Interest Expense and Interest Income—Tyco International’s net interest expense was proportionately allocated to the Company through June 1, 2007, based on the historical funding requirements of the Company using Tyco International’s historical weighted-average interest rate on its debt. During fiscal 2007, the Company was allocated interest expense of $93 million and interest income of $16 million.

Loss on Early Extinguishment of Debt—Tyco International allocated to the Company loss on early extinguishment of debt in the amount of $146 million for fiscal 2007, for which no tax benefit was realized. This amount is included in other income (expense), net. The method utilized to allocate loss on early extinguishment of debt is consistent with the method used to allocate net interest expense as described above. Management believes the allocation basis for net interest expense and loss on early extinguishment of debt is reasonable based on the historical financing needs of the Company. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had the Company been operating as an independent, publicly-traded company.

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

Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, Covidien, Tyco International and Tyco Electronics assumed 42%, 27% and 31%, respectively, of certain of Tyco International’s contingent and other corporate liabilities. All costs and expenses associated with the management of these contingent and other corporate liabilities will be shared equally among the parties. These contingent and other corporate liabilities primarily relate to consolidated securities litigation and any actions with respect to the separation brought by any third party. These contingent and other corporate liabilities do not include liabilities that are specifically related to one of the three separated companies, which will be allocated 100% to the relevant company. If any party responsible for such liabilities were to default in its payment, when due, of any of these assumed obligations, each non-defaulting party would be required to pay equally with any other non-defaulting party the amounts in default. Accordingly, under certain circumstances, Covidien may be obligated to pay amounts in excess of its agreed-upon share of the assumed obligations related to such contingent and other corporate liabilities, including associated costs and expenses.

Tax Sharing Agreement—On June 29, 2007, the Company entered into a Tax Sharing Agreement, under which the Company shares responsibility for certain of its, Tyco International’s and Tyco Electronics’ income tax liabilities for periods prior to the separation. Covidien, Tyco International and Tyco Electronics share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International’s and Tyco Electronics’ U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation. All costs and expenses associated with the management of these tax liabilities will be shared equally among the parties. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement.

All the tax liabilities of Tyco International that were associated with the former healthcare businesses of Tyco International became Covidien’s tax liabilities following the separation. Although Covidien agreed to share

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

certain of these tax liabilities with Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement, Covidien remains primarily liable for all of these liabilities. Accordingly, if Tyco International and Tyco Electronics default on their obligations to Covidien under the Tax Sharing Agreement, Covidien would be liable for the entire amount of these liabilities.

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

The Company has used available information to develop its best estimates for certain assets and liabilities related to periods prior to separation, including amounts subject to or impacted by the provisions of the Tax Sharing Agreement. However, the actual amounts that Covidien may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years. Final determination of the balances will be made in subsequent periods, primarily related to certain pre-separation tax liabilities and tax years open for examination. These balances will also be impacted by the filing of final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien and/or Tyco Electronics legal entities for periods prior to the separation.

The Company is the primary obligor to the taxing authorities for $1.774 billion of contingent tax liabilities that are recorded on the balance sheet at September 25, 2009, $1.220 billion of which relates to periods prior to the separation and is shared with Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement.

Income Tax Receivables—The Company has a long-term receivable from Tyco International and Tyco Electronics totaling $708 million and $585 million at September 25, 2009 and September 26, 2008, respectively. This receivable, which reflects 58% of the contingent tax liabilities that are subject to the Tax Sharing Agreement, is classified as due from former parent and affiliates on the balance sheets. Adjustments to this receivable are recorded in other income (expense), net. During fiscal 2009, the Company recorded other income of $148 million and a corresponding increase to the receivable from Tyco International and Tyco Electronics, which reflects 58% of interest and other income tax payable amounts recorded during fiscal 2009 that will be covered under the Tax Sharing Agreement. This amount includes income of $107 million which represents the effect of Tyco International’s settlement of certain outstanding tax matters with the IRS on our receivable from Tyco International and Tyco Electronics as discussed in note 5. During fiscal 2008, the Company recorded other income of $214 million and a corresponding increase to its receivable from Tyco International and Tyco Electronics. This amount includes $231 million ($0.46 for both basic and diluted earnings per share) which reflects the indirect effect of adopting the provisions that clarified the accounting for uncertainty in income taxes discussed in note 1.

Guaranteed Tax Liabilities—Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities; Covidien assumed and is responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon separation from Tyco International using

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

appraisals and a liability of $760 million related to these guarantees was recorded, the offset of which was reflected as a reduction in shareholders’ equity.

Each reporting period, the Company evaluates the potential loss which it believes is probable as a result of its commitments under the agreements. To the extent such potential loss exceeds the amount recorded on the balance sheet, an adjustment will be required to increase the recorded liability to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon the Company’s release from its obligations under the agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. During fiscal 2009, following analyses of the tax contingency reserves allocated to the Company and Tyco Electronics at the separation date, the Company increased its guaranteed tax liability by $11 million. A liability of $718 million and $707 million relating to these guarantees was included on the Company’s balance sheet at September 25, 2009 and September 26, 2008, respectively.

18. Leases

The Company has facility, vehicle and equipment leases that expire at various dates through the year 2021. Rental expense under facility, vehicle and equipment operating leases was $140 million, $127 million, and $114 million for fiscal 2009, 2008 and 2007, respectively. The Company also has facility and equipment commitments under capital leases.

Following is a schedule of minimum lease payments for non-cancelable leases as of September 25, 2009:

(Dollars in Millions)	Operating Leases	Capital Leases
Fiscal 2010	$97	$7
Fiscal 2011	66	7
Fiscal 2012	50	6
Fiscal 2013	39	6
Fiscal 2014	35	6
Thereafter	86	29

Total minimum lease payments	$373	61

Less interest portion of payments		(15)

Present value of minimum lease payments		$46

19. Commitments and Contingencies

The Company has purchase obligations related to commitments to purchase certain goods and services. At September 25, 2009, such obligations were as follows: $108 million in fiscal 2010, $31 million in fiscal 2011, $26 million in fiscal 2012, $14 million in fiscal 2013 and $15 million in fiscal 2014.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

Patent Litigation

The Company and Applied Medical Resources Corp. are involved in the following patent infringement actions related to trocar products used in minimally invasive surgical procedures:

(1)	Applied Medical Resources Corp. v. United States Surgical is a patent infringement action that was filed in the United States District Court for the Central District of California on July 31, 2003. U.S. Surgical is a subsidiary of the Company. The complaint alleges that U.S. Surgical’s Versaseal Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical’s motion for summary judgment of non-infringement. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court’s grant of summary judgment and remanded the case for further proceedings. On January 9, 2007, the district court entered an order that denied both parties’ motions for summary judgment on the grounds that material facts remain in dispute. On February 20, 2008, following a five week trial, a jury returned a verdict finding that U.S. Surgical’s product does not infringe Applied Medical’s ‘553 patent. On April 29, 2008, the district court denied Applied Medical’s post-trial motion seeking judgment as a matter of law or, alternatively, a new trial. Following this ruling, Applied Medical appealed to the United States Court of Appeals for the Federal Circuit seeking a new trial. Oral argument in that appeal took place on November 6, 2008. On February 24, 2009, the federal appeals court affirmed the district court’s denial of Applied Medical’s request for a new trial.

(2)	Tyco Healthcare Group LP v. Applied Medical Resources Corp. is a patent infringement action that was filed in the United States District Court for the Eastern District of Texas, Lufkin Division, on July 19, 2006. The complaint alleges that Applied Medical’s “Universal Seal” in its trocar product infringes the Company’s U.S. Patent No. 5,304,143, No. 5,685,854, No. 5,542,931, No. 5,603,702 and No. 5,895,377. The Company is seeking injunctive relief and monetary damages. The parties are in the discovery stage. Trial is scheduled to begin on January 11, 2010.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

The Company and Medrad, Inc. were involved in patent infringement actions related to powered injectors used for the delivery of contrast media to patients undergoing diagnostic imaging procedures. During fiscal 2008, the Company and Medrad entered into an agreement to resolve these cases. In accordance with this agreement, the Company paid Medrad $17 million in exchange for Medrad agreeing not to assert any claim of patent infringement under certain Medrad patents against the Company’s power injectors. This settlement charge was included in selling, general and administrative expenses.

Antitrust Litigation

Masimo Corporation v. Tyco Healthcare Group LP and Mallinckrodt, Inc. was filed on May 22, 2002 in the United States District Court for the Central District of California. Masimo alleged violations of antitrust laws by the Company and Mallinckrodt in the markets for pulse oximetry products, claiming that the Company and Mallinckrodt used their market position to prevent hospitals from purchasing Masimo’s pulse oximetry products. Masimo sought injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages, which are automatically trebled under the antitrust statute to $420 million. On March 22, 2006, the district court issued its memorandum of decision regarding the post-trial motions. In the memorandum, the district court vacated the jury’s liability findings on two business practices; affirmed the jury’s liability finding on two other business practices; vacated the jury’s damage award in its entirety; and ordered a new trial on damages. The district court held the new trial on the damages on October 18 and 19, 2006. On January 25, 2007, the district court ordered an additional hearing on the issue of damages, which took place on March 22, 2007. On June 7, 2007, the district court issued its memorandum of decision in the new trial on damages and awarded Masimo $14.5 million in damages. The damages are automatically trebled under the antitrust statute to an award of $43.5 million. On June 29, 2007, the district court entered final judgment awarding Masimo $43.5 million in damages, denying Masimo’s demand for a permanent injunction, and retaining jurisdiction to determine the amount of attorney’s fees and costs, if any, to be awarded Masimo. On November 5, 2007, the district court issued an order granting Masimo $8.7 million in attorney’s fees and costs. Following entry of judgment, both parties appealed to the United States Court of Appeals for the Ninth Circuit. On October 28, 2009, the United States Court of Appeals for the Ninth Circuit rejected the appeals of both parties and affirmed the district court’s award of $43.5 million in damages to Masimo and denial of Masimo’s demand for permanent injunction. As a result of this ruling, in fiscal 2009, the Company recorded a charge of $58 million, which includes the damage award, the Company’s post-judgment interest and Masimo’s attorney’s fees and costs. This charge was included in selling, general and administrative expenses.

Beginning on August 29, 2005, with Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, L.P., and Mallinckrodt Inc., 12 consumer class actions have been filed in the United States District Court for the

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Central District of California. In all of the complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by the Company in violation of the federal antitrust laws. The 12 complaints were subsequently consolidated into a single proceeding styled In re: Pulse Oximetry Antitrust litigation. By stipulation among the parties, six putative class representatives dismissed their claims against the Company, leaving six remaining putative class representatives as plaintiffs in the consolidated proceeding. On December 21, 2007, the district court denied the plaintiffs’ motion for class certification. On March 14, 2008, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ request for leave to appeal the district court’s denial of their motion for class certification. On July 9, 2008, the district court granted the Company’s motion for summary judgment which resulted in the dismissal of all claims. The plaintiffs have appealed both rulings to the United States Court of Appeals for the Ninth Circuit. Oral argument has been scheduled for December 8, 2009.

Rochester Medical Corporation, Inc. v. C.R. Bard, Inc., et al. is a complaint filed against the Company, another manufacturer and two group purchasing organizations (GPOs) in the United States District Court for the Eastern District of Texas on March 15, 2004, seeking injunctive relief and damages. The complaint alleges that the Company and the other defendants conspired or acted to exclude Rochester Medical from markets for urological products in violation of federal and state antitrust laws. Rochester Medical also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. In fiscal 2009, the Company entered into a Settlement Agreement and Release of Claims with Rochester Medical pursuant to which the Company paid Rochester Medical $3.5 million to resolve all claims in this case. This settlement charge was included in selling, general and administrative expenses.

Daniels Sharpsmart, Inc. v. Tyco International (US) Inc., et al. is a complaint filed against the Company, another manufacturer and three GPOs in the United States District Court for the Eastern District of Texas on August 31, 2005, seeking injunctive relief and unspecified monetary damages, including treble damages. The complaint alleges that the Company monopolized or attempted to monopolize the market for sharps containers and that the Company and the other defendants conspired or acted to exclude Daniels from the market for sharps containers in violation of federal and state antitrust laws. Daniels also asserts claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. In fiscal 2009, the Company entered into a Settlement Agreement and Release of Claims with Daniels pursuant to which the Company paid Daniels $32.5 million to resolve all claims in this case. This settlement charge was included in selling, general and administrative expenses.

Natchitoches Parish Hospital Service District, et al. v. Tyco International, Ltd., et al. is a class action lawsuit filed against the Company on September 15, 2005 in the United States District Court for the District of Massachusetts. In the complaint, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege that they and others paid for sharps containers as a result of anticompetitive conduct by the Company in violation of federal antitrust laws. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter. The Company intends to vigorously defend this action. On August 29, 2008, the district court granted the plaintiffs’ motion for class certification. On December 5, 2008, the United States Court of Appeals for the First Circuit denied the Company’s request for leave to appeal the district court’s granting of the plaintiffs’ motion for class certification. Trial is scheduled to begin on December 7, 2009.

Products Liability Litigation

Mallinckrodt Inc., a subsidiary of the Company, is one of four manufacturers of gadolinium-based contrast agents involved in litigation alleging that administration of these agents causes development of a recently-

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

identified disease, nephrogenic systemic fibrosis, in a small number of patients with advanced renal impairment. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of Ohio and cases in various state courts. Generally, complaints allege design and manufacturing defects, failure to warn, breach of warranty, fraud and violations of various state consumer protection laws. The Company believes that it has meritorious defenses to these complaints and will vigorously defend against them. When appropriate, the Company settles cases. As of September 25, 2009, there were 66 cases in which the plaintiff has either documented or specifically alleged use of the Company’s product, Optimark. The cases are in various stages of the discovery process. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, the Company believes that the final resolution of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of September 25, 2009, there were approximately 10,900 asbestos liability cases pending against Mallinckrodt.

The Company estimates pending asbestos claims and claims that were incurred but not reported, as well as related insurance recoveries. The Company’s estimate of its liability for pending and future claims is based on claim experience over the past five years and covers claims expected to be filed over the next seven years. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flow is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 25, 2009, the Company concluded that it was probable that it would incur remedial costs in the range of $189 million to $375 million, with the high end of the range reflecting the estimated cost to comply fully with Maine Department of Environmental Protection’s (MDEP) order discussed below. As of September 25, 2009, the Company concluded that the best estimate within this range was $203 million, of which $18 million was included in accrued and other

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

current liabilities and $185 million was included in other liabilities on the balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows. The Company discounts environmental liabilities using a risk-free rate of return when the obligation is fixed or reliably determinable. The impact of the discount was not material in any period presented.

Mallinckrodt LLC, a subsidiary of the Company, owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982. Mallinckrodt is responsible for the costs of completing an environmental site investigation required by the United States Environmental Protection Agency (EPA) and the MDEP. Based on the site investigation, Mallinckrodt submitted a Corrective Measures Study plan and identified a preferred alternative which was submitted to the EPA and MDEP for approval in 2004. MDEP disagreed with the proposed alternative and served a compliance order on Mallinckrodt LLC and United States Surgical Corporation in December 2008. The compliance order included a directive to remove a significant volume of soils at the site. The Company disagrees with this approach and is vigorously challenging both the process of issuing the compliance order and the ultimate remedy selection described in the compliance order.

On December 19, 2008, Mallinckrodt filed an appeal with the Maine Board of Environmental Protection (“Maine Board”) to challenge the terms of the compliance order. Mallinckrodt, MDEP and the Maine Board have been in preliminary proceedings to address numerous procedural issues. A hearing date has been planned for January 2010. In preparation for the hearing on this matter, the Company engaged outside consultants to review and assess its existing plan and to assist in the presentation of its case. As a result of this process, during the fourth quarter of fiscal 2009, the Company revised some of its assumptions regarding remediation options and recorded a charge of $53 million. As of September 25, 2009, the Company estimates that the cost to comply with these proposed remediation alternatives at this site ranges from approximately $96 million to $198 million, with the high end of the range including the estimated cost to comply fully with MDEP order. Although there are still significant uncertainties in the outcome of the pending litigation, and the Company continues to disagree with the level of remediation outlined in the MDEP order, this range is included in the estimate of aggregate environmental remedial costs described above.

The Company recorded asset retirement obligations (AROs) for the estimated future costs primarily associated with legal obligations to decommission two facilities within the Pharmaceuticals segment. As of September 25, 2009 and September 26, 2008, the Company’s AROs were $111 million and $99 million, respectively. The accretion of the liability and the depreciation of the capitalized cost are recognized over the estimated useful lives of the facilities, which range from 23 to 25 years. The increase in AROs in fiscal 2009 resulted primarily from interest accretion and additions. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

Other Matters

The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations, financial condition or cash flows.

Tyco International Legal Proceedings

As discussed in note 17, pursuant to the Separation and Distribution Agreement, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities, including potential liabilities related to certain of Tyco International’s outstanding litigation matters. A description of Tyco International’s various

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

significant outstanding litigation proceedings, for which Covidien will be responsible for 42% of any liabilities that arise upon settlement, is provided in “Part I. Item 3. Legal Proceedings.” Covidien, Tyco International and Tyco Electronics are jointly and severally liable for the full amount of these liabilities under the Separation and Distribution Agreement. Accordingly, if Tyco International or Tyco Electronics were to default on their obligation to pay their allocated share of these liabilities, the Company would be required to pay additional amounts.

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

During fiscal 2008, Tyco International received additional insurance recoveries related to its class action settlement totaling $38 million. Tyco International in turn paid Covidien $16 million for its portion of the recoveries in accordance with the sharing percentages included in the Separation and Distribution Agreement.

Shareholder Settlements

During fiscal 2008, Tyco International paid $109 million to settle two of the remaining cases. These payments were subject to the sharing percentages included in the Separation and Distribution Agreement. Accordingly, during the fiscal 2008, Covidien recorded a charge of $46 million for the payment of its portion of these settlements to Tyco International.

In November 2008, Tyco International signed definitive agreements to settle three additional cases. These agreements called for Tyco International to make payments totaling $28 million. These payments were also subject to the sharing percentages included in the Separation and Distribution Agreement. Accordingly, in fiscal 2008, Covidien recorded an additional charge of $12 million for its portion of these settlements, which were paid in fiscal 2009.

In March 2009, Tyco International reached agreements with the State of Colorado and Franklin Investment Advisors, pursuant to which Tyco International agreed to pay approximately $19 million and $42 million, respectively, to settle these cases. During fiscal 2009, Covidien recorded charges of $26 million for its portion of these settlements in accordance with the sharing percentages included in the Separation and Distribution Agreement. As a result of these and other recent settlements, the reserves for unresolved legacy Tyco International-related securities matters were reassessed and the best estimate for probable loss were determined to be $375 million. During fiscal 2009, the Company recorded an additional charge of $157 million for its portion of the estimated cost to settle these unresolved matters in accordance with the sharing percentages included in the Separation and Distribution Agreement. During fiscal 2009, Tyco International agreed to settle with five of the remaining plaintiffs that had opted-out of the class action settlement and with the ERISA plaintiffs for a total of $269 million. In accordance with the sharing percentages included in the Separation and Distribution Agreement, Covidien’s share of these settlements is $113 million, which was within the range of loss previously provided.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Covidien, Tyco International and Tyco Electronics are jointly and severally liable for any settlement obligations with respect to these matters pursuant to the Separation and Distribution Agreement. Accordingly, as of September 25, 2009, Covidien has a $106 million liability for the full amount of the estimated cost to settle these unresolved matters and a corresponding $62 million receivable from Tyco International and Tyco Electronics. Although Covidien believes the net liability reflects the best estimate of the probable loss related to the unresolved Tyco International-related legacy securities claims, the ultimate resolution of these matters could result in a greater or lesser amount than estimated. In addition, it is not possible to estimate the amount of loss or possible loss, if any, that might result from an adverse resolution of any unasserted claims.

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

Compliance Matters

Tyco International has received and responded to various allegations that certain improper payments were made in recent years by Tyco International subsidiaries, including subsidiaries which are now part of the Company. During 2005, Tyco International reported to the U.S. Department of Justice (DOJ) and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act (FCPA), that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. The Company has continued to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. To date, the baseline review and other compliance reviews have revealed that some business practices may not comply with Covidien and FCPA requirements. At this time, the Company cannot predict the outcome of these matters or other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, which may result from an adverse resolution of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its results of operations, financial condition or cash flows.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

20. Segment and Geographic Data

Change in Segment Reporting Structure—During the fourth quarter of fiscal 2009, the Company made a number of segment reporting changes to align external reporting with recent changes to its internal reporting structure. The Pharmaceutical Products and Imaging Solutions segments were combined into a single operating segment called Pharmaceuticals. The Company’s pharmaceutical and imaging products businesses both face similar challenges including a lengthy product development cycle and extensive regulation by various agencies, such as the U.S. Food and Drug Administration. Integrating the management of these businesses will further allow the Company to better utilize internal resources and achieve cost synergies. In addition, the Company reclassified its SharpSafety and Clinical Care product lines in the United States and Europe from the Medical Devices segment to the Medical Supplies segment, consistent with where management now responsible for their oversight are located. Subsequent to the acquisition of VNUS, the Company determined that the marketing strategies and sales call points associated with these products are better aligned with the businesses within the Medical Supplies segment. Finally, several hernia mechanical devices were reclassified from the Endomechanical Instruments product line to the Soft Tissue Repair product line, both within the Medical Devices segment, and several other less significant transfers between product lines and segments were made. Following these changes, the Company manages and operates its business through the following three segments:

•

Medical Devices includes the development, manufacture and sale of endomechanical instruments, soft tissue repair products, energy devices, oximetry and monitoring products, airway and ventilation products, vascular products, clinical care products and other medical products.

•	Pharmaceuticals includes the development, manufacture and distribution of specialty pharmaceuticals, active pharmaceutical ingredients, specialty chemicals, contrast products and radiopharmaceuticals.

•	Medical Supplies includes the development, manufacture and sale of nursing care products, medical surgical products, SharpSafety products and original equipment manufacturer products (OEM).

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

All periods have been restated for the Company’s changes to its segment reporting structure discussed above. Selected information by business segment is presented below:

(Dollars in Millions)	2009	2008	2007
Net sales(1):
Medical Devices	$6,061	$5,914	$5,213
Pharmaceuticals	2,864	2,655	2,387
Medical Supplies	1,752	1,789	1,717

	$10,677	$10,358	$9,317

Operating income:
Medical Devices	$1,730	$1,786	$1,665
Pharmaceuticals	703	480	427
Medical Supplies	211	193	209
Corporate(2)	(788)	(458)	(1,663)

	$1,856	$2,001	$638

Total assets:
Medical Devices	$9,556	$9,182	$8,838
Pharmaceuticals	2,915	2,976	2,797
Medical Supplies	1,512	1,523	1,493
Corporate(3)	3,156	2,322	5,200

	$17,139	$16,003	$18,328

Depreciation and amortization:
Medical Devices	$220	$198	$186
Pharmaceuticals	128	110	112
Medical Supplies	89	91	83
Corporate	3	1	—

	$440	$400	$381

Capital expenditures:
Medical Devices	$185	$154	$149
Pharmaceuticals	170	175	108
Medical Supplies	57	99	108
Corporate	—	1	4

	$412	$429	$369

(1)	Amounts represent sales to external customers. Intersegment sales are not significant. Sales to one of the Company’s distributors, which supplies products from all of the Company’s segments to many end users, represented 10% of net sales in fiscal 2009. No other customer represented 10% or more of the Company’s total net sales in any period presented.
(2)	Includes Company corporate expenses, the allocated corporate overhead expenses from Tyco International for fiscal 2007, share-based compensation expense, gains and losses from financing hedges and unallocated segment expenses. Fiscal 2007 also includes a net charge of $1.202 billion allocated to the Company by Tyco International for the Company’s portion of the class action settlement and related insurance recoveries (see note 19).
(3)	Includes cash and cash equivalents, income tax assets and other corporate assets. Fiscal 2007 also includes assets related to the class action settlement totaling $2.992 billion.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Net sales by groups of products within the Company’s segments are as follows:

(Dollars in Millions)	2009	2008	2007
Endomechanical Instruments	$1,982	$1,928	$1,698
Soft Tissue Repair Products	807	786	642
Energy Devices	867	805	636
Oximetry & Monitoring Products	636	636	597
Airway & Ventilation Products	763	806	766
Vascular Products	574	493	444
Other Products	432	460	430

Medical Devices	6,061	5,914	5,213
Specialty Pharmaceuticals	898	582	468
Active Pharmaceutical Ingredients	405	431	440
Specialty Chemicals	414	448	422
Contrast Products	591	635	570
Radiopharmaceuticals	556	559	487

Pharmaceuticals	2,864	2,655	2,387
Nursing Care Products	790	784	745
Medical Surgical Products	417	431	415
SharpSafety Products	334	362	359
Original Equipment Manufacturer Products	211	212	198

Medical Supplies	1,752	1,789	1,717

	$10,677	$10,358	$9,317

Selected information by geographic area is as follows:

(Dollars in Millions)	2009	2008	2007
Net sales(1):
United States	$6,170	$5,713	$5,400
Other Americas	560	586	490
Europe	2,579	2,823	2,385
Asia—Pacific	1,368	1,236	1,042

	$10,677	$10,358	$9,317

Long-lived assets:
United States	$2,074	$1,980	$1,890
Other Americas	147	164	160
Europe	426	435	425
Asia—Pacific	130	114	105

	$2,777	$2,693	$2,580

(1)	Sales to external customers are reflected in the regions based on the reporting entity that records the transaction.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

21. Summarized Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for fiscal 2009 and 2008, is as follows:

	2009
(Dollars in Millions, Except per Share Data)	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net sales	$2,564	$2,798	$2,618	$2,697
Gross profit	1,372	1,548	1,395	1,424
Income from continuing operations	381	185	281	55
Income (loss) from discontinued operations	5	(1)	—	1
Net income	386	184	281	56
Basic earnings per share:
Income from continuing operations	$0.76	$0.37	$0.56	$0.11
Income from discontinued operations	0.01	—	—	—
Net income	0.77	0.36	0.56	0.11
Diluted earnings per share:
Income from continuing operations	$0.75	$0.37	$0.56	$0.11
Income from discontinued operations	0.01	—	—	—
Net income	0.76	0.36	0.56	0.11

(1)	Income from continuing operations includes $36 million of legal settlements and $3 million of restructuring charges.
(2)	Income from continuing operations includes $183 million of shareholder settlement charges for Covidien’s portion of Tyco International’s legal settlements with certain shareholders and Covidien’s portion of the estimated cost to settle all of the remaining securities cases outstanding, a $20 million in-process research and development charge and $9 million of restructuring charges. Income from continuing operations also includes $156 million of tax incurred on repatriated earnings.
(3)	Income from continuing operations includes a $59 million in-process research and development charge, $30 million of research and development expenses related to up front fees and milestone payments for licensing arrangements entered into by our Pharmaceuticals segment and $5 million of restructuring charges.
(4)	Income from continuing operations includes a $58 million legal charge associated with an anti-trust case, a charge of $53 million for the estimated additional cost to remediate environmental matters at a site located in Orrington, Maine, $44 million of restructuring charges, a $36 million in-process research and development charge, $21 million of charges related to the Sleep Diagnostics and Oxygen Therapy product lines and $18 million of incremental depreciation and amortization expense relating to the period from the first quarter of fiscal 2008 through the third quarter of fiscal 2009 when the Specialty Chemicals business was classified as held for sale. Income from continuing operations also includes other income of $122 million related to the impact of the Tax Sharing Agreement, primarily resulting from Tyco International’s settlement with the IRS of certain outstanding tax matters in the 2001 through 2004 audit cycle.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

	2008
(Dollars in Millions)	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)(5)
Net sales	$2,422	$2,537	$2,709	$2,690
Gross profit	1,263	1,299	1,420	1,433
Income from continuing operations	512	257	343	425
(Loss) income from discontinued operations	(92)	6	(74)	(16)
Net income	420	263	269	409
Basic earnings per share:
Income from continuing operations	$1.03	$0.52	$0.68	$0.85
(Loss) income from discontinued operations	(0.19)	0.01	(0.15)	(0.03)
Net income	0.84	0.53	0.54	0.81
Diluted earnings per share:
Income from continuing operations	$1.02	$0.51	$0.68	$0.84
(Loss) income from discontinued operations	(0.18)	0.01	(0.15)	(0.03)
Net income	0.84	0.52	0.53	0.81

(1)	Income from continuing operations includes a $12 million in-process research and development charge, $5 million of restructuring charges and $178 million of other income related to the non-interest portion of the impact of the Tax Sharing Agreement.
(2)	Income from continuing operations includes $64 million of restructuring charges and a $31 million shareholder settlement charge for our portion of Tyco International’s settlement with the State of New Jersey.
(3)	Income from continuing operations includes $10 million of in-process research and development charges, $4 million of restructuring charges and a $4 million shareholder settlement charge, net of insurance recoveries.
(4)	Income from continuing operations includes $7 million of shareholder settlement charges, net of an insurance recovery and $4 million of restructuring charges. Income from continuing operations also includes $41 million of other expense related to the non-interest portion of the impact of the Tax Sharing Agreement. This amount includes the impact associated with the adjustments to certain pre-separation tax contingencies discussed in note 14.
(5)	During the fourth quarter of fiscal 2008, the Company corrected the accounting applied to the adoption of FASB guidance on accounting for uncertainty in income taxes by increasing the amount of liabilities recorded for certain pre-separation tax contingencies. This adjustment did not affect reported net income in either the first or fourth quarter as the direct effect of adoption was recorded to retained earnings; however, the increase in contingent tax liabilities resulted in a $53 million increase in the recorded amount of receivables due from former parent and affiliates. Since the impact of this guidance on the amounts recorded for these receivables is treated as an indirect impact of adoption, such increase was recorded to other income in the fourth quarter of fiscal 2008.

22. Subsequent Event

In November 2009, the Company’s Medical Devices segment acquired Aspect Medical Systems, Inc. (Aspect), a provider of brain monitoring technology, for approximately $210 million, net of cash and short-term investments acquired. This purchase price included the assumption of approximately $60 million of debt. The acquisition of Aspect broadens the Company’s product offerings and adds a brain monitoring technology to its product portfolio.

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

23. Covidien International Finance S.A. (CIFSA)

In December 2006, prior to the separation from Tyco International Ltd., CIFSA was formed. CIFSA, a Luxembourg company, is a holding company that owns, directly or indirectly, all of the operating subsidiaries of Covidien plc. CIFSA is the issuer of the Company’s senior notes and commercial paper and the borrower under the revolving credit facility, all of which are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd., the owners of CIFSA. Covidien plc was incorporated on January 16, 2009 and as discussed in note 1 replaced Covidien Ltd. as the ultimate parent company on June 4, 2009. The following information provides the composition of the Company’s income, assets, liabilities, equity and cash flows by relevant group within the Company: Covidien plc and Covidien Ltd. as the guarantors, CIFSA as issuer of the debt and the operating companies that represent assets of CIFSA. There are no other subsidiary guarantees. Consolidating financial information for Covidien plc from the date of formation, Covidien Ltd. and CIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

CONSOLIDATING STATEMENT OF OPERATIONS

Fiscal Year Ended September 25, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$10,677	$—	$10,677
Cost of goods sold	—	—	—	4,938	—	4,938

Gross profit	—	—	—	5,739	—	5,739
Selling, general and administrative expenses	4	16	2	3,064	—	3,086
Research and development expenses	—	—	—	438	—	438
In-process research and development charges	—	—	—	115	—	115
Restructuring charges	—	—	—	61	—	61
Shareholder settlements	—		—	183	—	183

Operating (loss) income	(4)	(16)	(2)	1,878	—	1,856
Interest expense	—	—	(174)	(1)	—	(175)
Interest income	—	—	1	24	—	25
Other income, net	—	10	—	135	—	145
Equity in net income of subsidiaries	133	1,036	1,166	—	(2,335)	—
Intercompany interest and fees	(37)	(82)	45	74	—	—

Income from continuing operations before income taxes	92	948	1,036	2,110	(2,335)	1,851
Income tax expense	—	—	—	949	—	949

Income from continuing operations	92	948	1,036	1,161	(2,335)	902
Income from discontinued operations, net of income taxes	—	—	—	5	—	5

Net income	$92	$948	$1,036	$1,166	$(2,335)	$907

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Fiscal Year Ended September 26, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$10,358	$—	$10,358
Cost of goods sold	—	—	4,943	—	4,943

Gross profit	—	—	5,415	—	5,415
Selling, general and administrative expenses	28	3	2,892	—	2,923
Research and development expenses	—	—	350	—	350
In-process research and development charges	—	—	22	—	22
Restructuring charges	—	—	77	—	77
Shareholder settlements, net of insurance recoveries	42	—	—	—	42

Operating (loss) income	(70)	(3)	2,074	—	2,001
Interest expense	—	(201)	(8)	—	(209)
Interest income	1	3	40	—	44
Other income (expense), net	214	—	(15)	—	199
Equity in net income of subsidiaries	1,283	1,476	—	(2,759)	—
Intercompany interest and fees	(67)	8	59	—	—

Income from continuing operations before income taxes	1,361	1,283	2,150	(2,759)	2,035
Income tax expense	—	—	498	—	498

Income from continuing operations	1,361	1,283	1,652	(2,759)	1,537
Loss from discontinued operations, net of income taxes	—	—	(176)	—	(176)

Net income	$1,361	$1,283	$1,476	$(2,759)	$1,361

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Fiscal Year Ended September 28, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$9,317	$—	$9,317
Cost of goods sold	—	—	4,593	—	4,593

Gross profit	—	—	4,724	—	4,724
Selling, general and administrative expenses	9	—	2,479	—	2,488
Research and development expenses	—	—	267	—	267
In-process research and development charges	—	—	38	—	38
Restructuring charges	—	—	57	—	57
Class action settlement, net of insurance recoveries	1,202	—	—	—	1,202
Intangible asset impairment charges	—	—	34	—	34

Operating (loss) income	(1,211)	—	1,849	—	638
Interest expense	—	(80)	(108)	—	(188)
Interest income	—	—	36	—	36
Other expense, net	—	—	(135)	—	(135)
Equity in net (loss) income of subsidiaries	889	228	—	(1,117)	—
Intercompany interest and fees	(20)	9	11	—	—

(Loss) income from continuing operations before income taxes	(342)	157	1,653	(1,117)	351
Income tax expense	—	—	485	—	485

(Loss) income from continuing operations	(342)	157	1,168	(1,117)	(134)
Loss from discontinued operations, net of income taxes	—	—	(208)	—	(208)

Net (loss) income	$(342)	$157	$960	$(1,117)	$(342)

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

At September 25, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$—	$135	$1,331	$—	$1,467
Accounts receivable trade, net	—	—	—	1,724	—	1,724
Inventories	—	—	—	1,334	—	1,334
Intercompany receivable	—	156	—	21	(177)	—
Prepaid expenses and other current assets	4	—	—	469	—	473
Deferred income taxes	—	—	—	464	—	464

Total current assets	5	156	135	5,343	(177)	5,462
Property, plant and equipment, net	—	—	—	2,661	—	2,661
Goodwill	—	—	—	6,046	—	6,046
Intangible assets, net	—	—	—	1,562	—	1,562
Due from former parent and affiliates	—	—	—	708	—	708
Investment in subsidiaries	8,335	8,745	13,189	—	(30,269)	—
Intercompany loans receivables	—	94	9,193	10,816	(20,103)	—
Other assets	—	—	16	684	—	700

Total Assets	$8,340	$8,995	$22,533	$27,820	$(50,549)	$17,139

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$—	$30	$—	$30
Accounts payable	—	1	—	499	—	500
Intercompany payable	21	—	—	156	(177)	—
Accrued and other current liabilities	91	1	76	1,541	—	1,709

Total current liabilities	112	2	76	2,226	(177)	2,239
Long-term debt	—	—	2,896	65	—	2,961
Income taxes payable	—	—	—	1,774	—	1,774
Guaranteed contingent tax liabilities	—	—	—	718	—	718
Deferred income taxes	—	—	—	476	—	476
Intercompany loans payable	227	658	10,816	8,402	(20,103)	—
Other liabilities	—	—	—	970	—	970

Total Liabilities	339	660	13,788	14,631	(20,280)	9,138
Shareholders’ Equity	8,001	8,335	8,745	13,189	(30,269)	8,001

Total Liabilities and Shareholders’ Equity	$8,340	$8,995	$22,533	$27,820	$(50,549)	$17,139

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

At September 26, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$181	$1,027	$—	$1,208
Accounts receivable trade, net	—	—	1,758	—	1,758
Inventories	—	—	1,347	—	1,347
Intercompany receivable	3	—	—	(3)	—
Prepaid expenses and other current assets	21	—	418	—	439
Deferred income taxes	—	—	339	—	339

Total current assets	24	181	4,889	(3)	5,091
Property, plant and equipment, net	3	—	2,581	—	2,584
Goodwill	—	—	5,846	—	5,846
Intangible assets, net	—	—	1,273	—	1,273
Due from former parent and affiliates	585	—	—	—	585
Investment in subsidiaries	8,026	12,345	—	(20,371)	—
Intercompany loans receivables	94	9,468	10,989	(20,551)	—
Other assets	—	17	607	—	624

Total Assets	$8,732	$22,011	$26,185	$(40,925)	$16,003

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$19	$—	$19
Accounts payable	—	—	558	—	558
Intercompany payable	—	3	—	(3)	—
Accrued and other current liabilities	110	77	1,280	—	1,467

Total current liabilities	110	80	1,857	(3)	2,044
Long-term debt	—	2,916	70	—	2,986
Income taxes payable	—	—	1,397	—	1,397
Guaranteed contingent tax liabilities	707	—	—	—	707
Deferred income taxes	—	—	361	—	361
Intercompany loans payable	168	10,989	9,394	(20,551)	—
Other liabilities	—	—	761	—	761

Total Liabilities	985	13,985	13,840	(20,554)	8,256
Shareholders’ Equity	7,747	8,026	12,345	(20,371)	7,747

Total Liabilities and Shareholders’ Equity	$8,732	$22,011	$26,185	$(40,925)	$16,003

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Fiscal Year Ended September 25, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(14)	$(210)	$(127)	$2,226	$—	$1,875

Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(412)	—	(412)
Acquisition-related payments, net of cash acquired	—	—	—	(608)	—	(608)
Acquisition of licenses and technology	—	—	—	(56)	—	(56)
Sale of investments	—	—	—	48	—	48
Divestitures, net of cash retained by businesses sold	—	—	—	6	—	6
Decrease in restricted cash	—	—	—	4	—	4
Decrease in intercompany loans	—	—	102	—	(102)	—
Other	—	—	—	(9)	—	(9)

Net cash provided by (used in) investing activities	—	—	102	(1,027)	(102)	(1,027)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(20)	—	—	(20)
Repayment of external debt	—	—	—	(19)	—	(19)
Dividends paid	(80)	(242)	—	—	—	(322)
Repurchase of shares	(156)	(76)	—	—	—	(232)
Proceeds from exercise of share options	11	8	—	—	—	19
Loan borrowings from (repayments to) parent	227	489	—	(818)	102	—
Intercompany dividend received (paid)	—	—	—	—	—	—
Other	13	31	(1)	(44)	—	(1)

Net cash provided by (used in) financing activities	15	210	(21)	(881)	102	(575)

Effect of currency rate changes on cash	—	—	—	(14)	—	(14)

Net increase (decrease) in cash and cash equivalents	1	—	(46)	304	—	259
Cash and cash equivalents at beginning of year	—	—	181	1,027	—	1,208

Cash and cash equivalents at end of year	$1	$—	$135	$1,331	$—	$1,467

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Fiscal Year Ended September 26, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(1,341)	$(114)	$2,088	$—	$633

Cash Flows From Investing Activities:
Capital expenditures	(2)	—	(427)	—	(429)
Acquisition-related payments, net of cash acquired	—	—	(157)	—	(157)
Divestitures, net of cash retained by businesses sold	—	—	263	—	263
Decrease in restricted cash	—	—	22	—	22
Interest in class action settlement fund	1,257	—	—	—	1,257
Decrease in intercompany loans	—	1,309	—	(1,309)	—
Other	—	—	18	—	18

Net cash provided by (used in) continuing investing activities	1,255	1,309	(281)	(1,309)	974

Cash Flows From Financing Activities:
Net issuance of commercial paper	—	171	—	—	171
Repayment of external debt	—	(3,925)	(82)	—	(4,007)
Issuance of external debt	—	2,727	—	—	2,727
Dividends paid	(320)	—	—	—	(320)
Proceeds from exercise of share options	157	—	—	—	157
Loan borrowings from (repayments to) parent	213	—	(1,522)	1,309	—
Intercompany dividend received (paid)	—	30	(30)	—	—
Other	36	(17)	(30)	—	(11)

Net cash provided by (used in) financing activities	86	(1,014)	(1,664)	1,309	(1,283)

Discontinued Operations:
Net cash provided by discontinued operating activities	—	—	27	—	27
Net cash used in discontinued investing activities	—	—	(8)	—	(8)

Net cash provided by discontinued operations	—	—	19	—	19
Effect of currency rate changes on cash	—	—	(7)	—	(7)

Net increase in cash and cash equivalents	—	181	155	—	336
Cash and cash equivalents at beginning of year	—	—	872	—	872

Cash and cash equivalents at end of year	$—	$181	$1,027	$—	$1,208

COVIDIEN PLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Fiscal Year Ended September 28, 2007

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$29	$(64)	$2,168	$—	$2,133

Cash Flows From Investing Activities:
Capital expenditures	(2)	—	(367)	—	(369)
Acquisition-related payments	—	—	(117)	—	(117)
Increase in restricted cash	—	—	(7)	—	(7)
Interest in class action settlement fund	(1,257)	—	—	—	(1,257)
Decrease in intercompany loans	—	213	—	(213)	—
Other	—	—	25	—	25

Net cash (used in) provided by continuing investing activities	(1,259)	213	(466)	(213)	(1,725)
Cash Flows From Financing Activities:
Repayment of external debt	—	(325)	(200)	—	(525)
Issuance of external debt	—	4,248	50	—	4,298
Allocated debt activity	—	—	(2,291)	—	(2,291)
Proceeds from exercise of share options	16	—	—	—	16
Net transfer from (to) Tyco International Ltd.	1,355	(4,028)	1,357	—	(1,316)
Loan repayments to parent	(138)	—	(75)	213	—
Other	(3)	(44)	10	—	(37)

Net cash provided by (used in) financing activities	1,230	(149)	(1,149)	213	145
Cash Flows From Discontinued Operations:
Net cash provided by discontinued operating activities	—	—	76	—	76
Net cash provided by discontinued investing activities	—	—	16	—	16
Net cash used in discontinued financing activities	—	—	(35)	—	(35)

Net cash provided by discontinued operations	—	—	57	—	57
Effect of currency rate changes on cash	—	—	20	—	20

Net increase in cash and cash equivalents	—	—	630	—	630
Cash and cash equivalents at beginning of year	—	—	242	—	242

Cash and cash equivalents at end of year	$—	$—	$872	$—	$872

COVIDIEN PLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Millions)	Balance at Beginning of Year	Charged to Income	Acquisitions, Divestitures and Other	Deductions	Balance at End of Year
Description

Fiscal 2009
Reserve for rebates	$458	$2,873	$9	$(2,812)	$528
Allowance for doubtful accounts	$48	$(1)	$—	$(4)	$43

Fiscal 2008
Reserve for rebates	$373	$2,400	$(2)	$(2,313)	$458
Allowance for doubtful accounts	$46	$13	$9	$(20)	$48

Fiscal 2007
Reserve for rebates	$387	$2,055	$20	$(2,089)	$373
Allowance for doubtful accounts	$42	$7	$4	$(7)	$46