Form 10-Q
period 2009-12-25
Covidien plc
filed 2010-01-26
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 25, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33259

(Commission File Number)

COVIDIEN PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland	98-0624794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cherrywood Business Park,

Block G, First Floor

Loughlinstown, Co. Dublin, Ireland

Telephone: +353 (1) 439-3000

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

The number of ordinary shares outstanding as of January 15, 2010 was 500,216,381.

COVIDIEN PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF INCOME

Quarters Ended December 25, 2009 and December 26, 2008

(in millions, except per share data)

	Quarters Ended
	December 25, 2009	December 26, 2008
Net sales	$2,749	$2,564
Cost of products sold	1,257	1,192

Gross profit	1,492	1,372
Selling, general and administrative expenses	834	731
Research and development expenses	101	94
Restructuring charges	5	3

Operating income	552	544
Interest expense	(43)	(45)
Interest income	5	7
Other income	8	10

Income from continuing operations before income taxes	522	516
Income tax expense	110	135

Income from continuing operations	412	381
Income from discontinued operations, net of income taxes	—	5

Net income	$412	$386

Basic earnings per share:
Income from continuing operations	$0.82	$0.76
Income from discontinued operations	—	0.01
Net income	0.82	0.77
Diluted earnings per share:
Income from continuing operations	$0.82	$0.75
Income from discontinued operations	—	0.01
Net income	0.82	0.76
Weighted-average number of shares outstanding (note 3):
Basic	499	504
Diluted	504	507

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

CONSOLIDATED BALANCE SHEETS

At December 25, 2009 and September 25, 2009

(in millions, except share data)

	December 25, 2009	September 25, 2009
Assets
Current Assets:
Cash and cash equivalents	$1,513	$1,467
Accounts receivable trade, less allowance for doubtful accounts of $43 and $43	1,745	1,724
Inventories	1,324	1,334
Shareholder settlement receivables	61	62
Prepaid expenses and other current assets	785	875

Total current assets	5,428	5,462
Property, plant and equipment, net	2,661	2,661
Goodwill	6,118	6,046
Intangible assets, net	1,700	1,562
Due from former parent and affiliates	706	708
Other assets	737	700

Total Assets	$17,350	$17,139

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$255	$30
Accounts payable	519	500
Shareholder settlement liability	104	106
Accrued and other current liabilities	1,329	1,603

Total current liabilities	2,207	2,239
Long-term debt	2,709	2,961
Income taxes payable	1,808	1,774
Guaranteed contingent tax liabilities	718	718
Other liabilities	1,510	1,446

Total Liabilities	8,952	9,138
Commitments and contingencies (note 11)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 500,017,406 and 499,049,675 outstanding, net of 4,539,685 and 3,979,904 treasury shares	100	100
Additional paid-in capital	6,237	6,173
Retained earnings	1,587	1,199
Accumulated other comprehensive income	474	529

Total Shareholders’ Equity	8,398	8,001

Total Liabilities and Shareholders’ Equity	$17,350	$17,139

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarters Ended December 25, 2009 and December 26, 2008

(in millions)

	Quarters Ended
	December 25, 2009	December 26, 2008
Cash Flows From Operating Activities:
Net income	$412	$386
Income from discontinued operations, net of income taxes	—	(5)

Income from continuing operations	412	381
Adjustments to reconcile net cash provided by continuing operating activities:
Change in receivable from former parent and affiliates related to Tax Sharing Agreement	(8)	(10)
Depreciation and amortization	120	97
Share-based compensation	28	21
Deferred income taxes	(6)	24
Provision for losses on accounts receivable and inventory	18	16
Other non-cash items	1	2
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(34)	23
Inventories	(1)	(90)
Accounts payable	19	(69)
Income taxes	37	25
Accrued and other liabilities	(175)	(42)
Other	42	(115)

Net cash provided by operating activities	453	263

Cash Flows From Investing Activities:
Capital expenditures	(88)	(93)
Acquisition-related payments, net of cash acquired	(156)	(22)
Acquisition of licenses and technology	(15)	(2)
Other	15	9

Net cash used in investing activities	(244)	(108)

Cash Flows From Financing Activities:
Net repayment of commercial paper	(1)	(75)
Repayment of debt	(84)	(15)
Dividends paid	(90)	(81)
Repurchase of shares	(27)	(5)
Proceeds from exercise of share options	38	6
Other	2	—

Net cash used in financing activities	(162)	(170)
Effect of currency rate changes on cash	(1)	(57)

Net increase (decrease) in cash and cash equivalents	46	(72)
Cash and cash equivalents at beginning of period	1,467	1,208

Cash and cash equivalents at end of period	$1,513	$1,136

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Basis of Presentation—The accompanying financial statements reflect the consolidated operations of Covidien plc and its subsidiaries (Covidien or the Company). The unaudited financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim results reported. The year-end balance sheet data were derived from audited financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended September 25, 2009. These financial statements were issued on January 26, 2010 and subsequent events have been evaluated through that date.

During the fourth quarter of fiscal 2009, the Company’s Specialty Chemicals business was reclassified from discontinued operations to continuing operations. Accordingly, all prior period amounts included in these financial statements have been revised for this reclassification.

Recently Adopted Accounting Pronouncements

Disclosures about Postretirement Benefit Plan Assets—In December 2008, the FASB issued enhanced disclosure requirements for defined benefit pension and other postretirement benefit plan assets. The additional disclosures are intended to provide users of financial statements with an enhanced understanding of (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The Company will include these disclosure requirements beginning with its fiscal 2010 annual consolidated financial statements.

Business Combinations—During the first quarter of fiscal 2010, the Company implemented new accounting guidance relating to business combinations, which expands the definition of a business combination and changes the manner in which the Company accounts for business combinations beginning in fiscal 2010. Significant changes include the capitalization of in-process research and development as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition-related restructuring actions and transaction costs, and the recognition of contingent purchase price consideration at fair value on the acquisition date. In addition, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. The acquisition of Aspect Medical Systems, Inc. was accounted for using this accounting guidance.

2. Acquisition and Divestitures

Aspect Medical Systems, Inc.—In November 2009, the Company’s Medical Devices segment acquired Aspect Medical Systems, Inc. (Aspect), a provider of brain monitoring technology, for $150 million, net of cash acquired. In addition, the Company assumed $58 million of debt in the transaction, which was subsequently repaid. The acquisition of Aspect broadens the Company’s product offerings and adds a brain monitoring technology to its product portfolio.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the Company’s preliminary allocation of the purchase price for Aspect (dollars in millions):

Current assets (including cash acquired)	$108
Intangible assets	153
Goodwill (non-tax deductible)	70
Other non-current assets	46

Total assets acquired	377
Current liabilities	23
Deferred tax liabilities (non-current)	58
Long-term debt	58
Other non-current liabilities	10

Total liabilities assumed	149

Net assets acquired	$228

Cash consideration paid	$150
Cash acquired	78

$228

As of December 25, 2009, the Company had not yet finalized its valuation of the deferred tax liabilities and certain non-current assets acquired from Aspect, the impact of which will not have a material effect on the Company’s financial condition.

Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted Average Amortization Period
Customer relationships	$85	17 years
Completed technology	42	15 years
Distribution agreements	19	13 years
Trademarks	7	Non-amortizable

	$153

The amount of net sales and earnings of Aspect included in the Company’s results for the quarter ended December 25, 2009 were not material. In addition, the acquisition of Aspect did not have a material effect on the Company’s results of operations, financial condition or cash flows. Accordingly, pro forma information for periods prior to the acquisitions has not been presented.

Divestitures—In November 2009, the Company completed the sale of its oxygen therapy product line and in December 2009, the Company entered into a definitive agreement to sell its radiopharmacies in the United States, which is subject to customary closing conditions and is expected to close during the second quarter of fiscal 2010.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Earnings Per Share

The weighted average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

	Quarters Ended
(in Millions)	December 25, 2009	December 26, 2008
Basic shares	499	504
Effect of share options and restricted shares	5	3

Diluted shares	504	507

The computation of diluted earnings per share for the quarters ended December 25, 2009 and December 26, 2008 excludes the effect of the potential exercise of options to purchase approximately 10 million and 13 million shares, respectively, because the effect would have been anti-dilutive.

4. Comprehensive Income

Comprehensive income was comprised of the following:

	Quarters Ended
(Dollars in Millions)	December 25, 2009	December 26, 2008
Net income	$412	$386
Currency translation	(56)	(256)
Unrealized gain (loss) on derivatives, net of income taxes	1	(1)
Change related to benefit plans, net of income taxes	—	1

Total comprehensive income	$357	$130

5. Inventories

Inventories were comprised of the following at the end of each period:

(Dollars in Millions)	December 25, 2009	September 25, 2009
Purchased materials and manufactured parts	$319	$303
Work in process	341	331
Finished goods	664	700

Inventories	$1,324	$1,334

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(Dollars in Millions)	Medical Devices	Pharmaceuticals	Medical Supplies	Total
Goodwill at September 25, 2009	$5,125	$532	$389	$6,046
Acquisitions	83	—	—	83
Currency translation	(11)	—	—	(11)

Goodwill at December 25, 2009	$5,197	$532	$389	$6,118

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	December 25, 2009			September 25, 2009
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Unpatented technology	$697	$259	20 years	$657	$251	21 years
Patents and trademarks	940	360	15 years	943	349	15 years
Customer relationships	241	46	16 years	158	44	16 years
Other	202	75	25 years	168	73	29 years

Total	2,080	$740	18 years	1,926	$717	18 years
Non-Amortizable:
Trademarks	360			353

Total intangible assets	$2,440	$740		$2,279	$717

Intangible asset amortization expense for the quarters ended December 25, 2009 and December 26, 2008 was $28 million and $18 million, respectively. During the first quarter of fiscal 2010, the Company began including amortization expense related to unpatented and patented technology and certain other intangible assets within cost of products sold. This amortization expense was previously included in selling, general and administrative expenses. Amortization expense for the prior period related to these intangible assets has not been reclassified as the amount was not significant.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Debt

Debt was comprised of the following at the end of each period:

(Dollars in Millions)	December 25, 2009	September 25, 2009
Current maturities of long-term debt:
5.2% senior notes due October 2010	$250	$—
Capital lease obligations	5	5
Other	—	25

Total	255	30

Long-term debt:
Commercial paper program	150	151
5.2% senior notes due October 2010	—	250
5.5% senior notes due October 2012	500	500
6.0% senior notes due October 2017	1,150	1,150
6.6% senior notes due October 2037	850	850
Capital lease obligations	39	41
Other	20	19

Total	2,709	2,961

Total debt	$2,964	$2,991

The fair value of the Company’s unsecured senior notes was approximately $3.008 billion and $3.068 billion at December 25, 2009 and September 25, 2009, respectively.

8. Retirement Plans

The net periodic benefit cost for the Company’s defined benefit retirement plans and postretirement plans was as follows:

(Dollars in Millions)	Quarters Ended
	December 25, 2009	December 26, 2008
Service cost	$6	$6
Interest cost	14	15
Expected return on plan assets	(11)	(11)
Amortization of prior service benefit	(2)	(1)
Amortization of net actuarial loss	6	3

Net periodic benefit cost	$13	$12

The Company anticipates that, at a minimum, it will make required contributions of $41 million to its U.S. and non-U.S. pension plans in fiscal 2010. In addition, the Company expects to make contributions to its postretirement benefit plans of $11 million in fiscal 2010. During the first quarter of fiscal 2010, the Company contributed a total of $9 million to its pension and postretirement plans.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Financial Instruments

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

Cash Flow Hedges

Interest Rate Exposure—During fiscal 2007, Covidien International Finance S.A. (CIFSA) entered into a series of forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of its fixed rate senior notes. The rate locks had an aggregate notional value of $1.3 billion and were designated as cash flow hedges at inception. The rate locks were terminated in fiscal 2007 and fiscal 2008 prior to the issuance of the notes in accordance with their terms. The termination of the rate locks resulted in an aggregate loss of $61 million, substantially all of which was considered to be highly effective at mitigating the risk associated with changes in interest rates. This amount was recorded within accumulated other comprehensive income and is being reclassified to interest expense over the terms of the notes. During the quarter ended December 25, 2009, the amount of loss reclassified from accumulated other comprehensive income to interest expense was insignificant. As of December 25, 2009, $53 million of this loss remained in accumulated other comprehensive income. The Company has not entered into any other interest rate-related derivative instruments.

Derivatives not Designated as Hedging Instruments

Foreign Exchange Exposures—The Company’s operations outside the United States are significant. As a result, the Company has both transactional and translational foreign exchange exposure. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions denominated in certain foreign currencies, principally the euro, Japanese yen, British pound and Canadian dollar. All forward and option contracts are recorded on the balance sheet at fair value. At December 25, 2009, the Company had foreign currency forward and option contracts outstanding with a notional amount of $613 million. These contracts do not meet the necessary criteria to qualify for hedge accounting. Accordingly, all associated changes in fair value are recognized in earnings.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of foreign exchange forward and option contracts not designated as hedging instruments is as follows:

(Dollars in Millions)	December 25, 2009
Prepaid expenses and other current assets(1)	$18
Accrued and other current liabilities(1)	23

(1)

The Company nets derivative assets and liabilities when aggregating derivative contracts for presentation in the consolidated financial statements if certain criteria are met. The table above presents such contracts on a gross basis.

The net gain (loss) on foreign exchange forward and option contracts not designated as hedging instruments and related hedged items for the quarter ended December 25, 2009 is as follows:

(Dollars in Millions)
Cost of goods sold(2)	$2
Selling, general and administrative expenses	(7)

$(5)

(2)

During the first quarter of fiscal 2010, the Company began including the net gain (loss) on foreign exchange option and forward contracts, which relate to forecasted intercompany inventory transactions, within cost of products sold. This amount was previously included in selling, general and administrative expenses. The net gain for the prior period related to these transactions has not been reclassified as the amount was not significant.

The following table provides a summary of the significant assets and liabilities that are measured at fair value on a recurring basis as of December 25, 2009 (dollars in millions):

		Basis of Fair Value Measurement
(Dollars in Millions)	December 25, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency contracts	$18	$—	$18	$—
Liabilities
Foreign currency contracts	$23	$—	$23	$—

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, amounts due from former parent and affiliates, accounts payable, debt and derivative financial

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

instruments. The fair value of cash and cash equivalents, accounts receivable, investments, accounts payable and derivative financial instruments approximated their carrying values at December 25, 2009 and September 25, 2009. The fair value of debt is set forth in note 7. It is not practicable to estimate the fair value of the amounts due to or from former parent and affiliates.

10. Transactions with Former Parent and Affiliates

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company is the primary obligor to the taxing authorities for $1.808 billion of tax liabilities that are recorded on the balance sheet at December 25, 2009, $1.217 billion of which relates to periods prior to the separation and is shared with Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement.

Income Tax Receivables—The Company has a long-term receivable from Tyco International and Tyco Electronics totaling $706 million and $708 million at December 25, 2009 and September 25, 2009, respectively. This receivable, which reflects 58% of the contingent tax liabilities that are subject to the Tax Sharing Agreement, is classified as due from former parent and affiliates on the balance sheets. Adjustments to this receivable are recorded in other income (expense), net. During the first quarters of fiscal 2010 and 2009, the Company recorded other income of $8 million and $10 million, respectively, and corresponding increases to the receivable from Tyco International and Tyco Electronics. These amounts reflect 58% of interest and other income tax payable amounts recorded during each of the quarters that will be covered under the Tax Sharing Agreement.

Guaranteed Tax Liabilities—Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities; Covidien assumed and is responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon separation from Tyco International using appraisals and a liability related to these guarantees was recorded on the Company’s balance sheet.

Each reporting period, the Company evaluates the potential loss which it believes is probable as a result of its commitments under the agreements. To the extent such potential loss exceeds the amount recorded on the balance sheet, an adjustment will be required to increase the recorded liability to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon the Company’s release from its obligations under the agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. A liability of $718 million relating to these guarantees was included on the Company’s balance sheet at both December 25, 2009 and September 25, 2009.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Commitments and Contingencies

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

Patent Litigation

Becton Dickinson and Company v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the District of Delaware on December 23, 2002. The complaint alleges that the Company’s Monoject Magellan safety needle and safety blood collector products infringe Becton Dickinson’s U.S. Patent No. 5,348,544. Following trial, on October 26, 2004, the jury returned a verdict finding that the Company willfully infringed Becton Dickinson’s patent and awarded Becton Dickinson $4 million in lost profits damages and reasonable royalty damages. In post-trial proceedings, the Company filed motions for judgment as a matter of law, or, alternatively, for a new trial. Becton Dickinson filed a post-trial motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a motion for a permanent injunction. On March 31, 2006, the trial court issued a memorandum and order on the parties’ post-trial motions denying the Company’s motion for judgment as a matter of law; granting the Company’s motion for a new trial on the issue of infringement; and denying Becton Dickinson’s motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a permanent injunction. On November 30, 2007, following the new trial, a jury returned a verdict finding that the Company infringed Becton Dickinson’s patent. Before submitting the case to the jury, the district court granted judgment as a matter of law in the Company’s favor finding that the Company did not willfully infringe Becton Dickinson’s patent. The Company filed post-trial motions in the district court for judgment as a matter of law, or, in the alternative, for a new trial. Becton Dickinson filed a motion for permanent injunction. On September 11, 2008, the district court denied the Company’s motion for a new trial. On October 17, 2008 the district court denied the Company’s motion for judgment as a matter of law. On October 29, 2008, the district court awarded Becton Dickinson $58 million in damages and prejudgment interest; ordered a post-verdict accounting for additional damages that have accrued since the trial’s conclusion; and ordered a permanent injunction precluding the Company from selling the Monoject Magellan safety needle products that the jury found to have infringed. The injunction took effect on December 17, 2008. The Company has appealed to the United States Court of Appeals for the Federal Circuit. Oral argument in the appeal is scheduled for February 1, 2010. The Company has launched redesigned products that it believes do not infringe Becton Dickinson’s patent. The Company has assessed the status of this matter and has concluded that it is more likely than not that the infringement finding will be overturned, and, further, intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the financial statements with respect to any damage award.

Antitrust Litigation

Beginning on August 29, 2005, with Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, L.P., and Mallinckrodt Inc., 12 consumer class actions have been filed in the United States District Court for the Central District of California. In all of the complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

anticompetitive conduct by the Company in violation of the federal antitrust laws. The 12 complaints were subsequently consolidated into a single proceeding styled In re: Pulse Oximetry Antitrust litigation. By stipulation among the parties, six putative class representatives dismissed their claims against the Company, leaving six remaining putative class representatives as plaintiffs in the consolidated proceeding. On December 21, 2007, the district court denied the plaintiffs’ motion for class certification. On March 14, 2008, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ request for leave to appeal the district court’s denial of their motion for class certification. On July 9, 2008, the district court granted the Company’s motion for summary judgment which resulted in the dismissal of all claims. The plaintiffs have appealed both rulings to the United States Court of Appeals for the Ninth Circuit. On January 6, 2010, the Court of Appeals affirmed the district court’s order granting summary judgment dismissing all claims against the Company.

Natchitoches Parish Hospital Service District, et al. v. Tyco International, Ltd., et al. is a class action lawsuit filed against the Company on September 15, 2005 in the United States District Court for the District of Massachusetts. In the complaint, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege that they and others paid for sharps containers as a result of anticompetitive conduct by the Company in violation of federal antitrust laws. On August 29, 2008, the district court granted the plaintiffs’ motion for class certification. On December 5, 2008, the United States Court of Appeals for the First Circuit denied the Company’s request for leave to appeal the district court’s granting of the plaintiffs’ motion for class certification. Trial in this case began on December 7, 2009. On January 8, 2010, the parties reached a settlement agreement pursuant to which the Company will pay the certified class $32.5 million to resolve all claims in this case. Accordingly, the Company recorded a $32.5 million charge to selling, general and administrative expenses during the first quarter of fiscal 2010. The district court has scheduled a settlement approval hearing for March 10, 2010.

During the first quarter of fiscal 2009, the Company recorded legal charges totaling $36 million for the settlement of two additional anti-trust cases. These charges are included in selling, general and administrative expenses.

Products Liability Litigation

Mallinckrodt Inc., a subsidiary of the Company, is one of four manufacturers of gadolinium-based contrast agents involved in litigation alleging that administration of these agents causes development of a recently identified disease, nephrogenic systemic fibrosis, in a small number of patients with advanced renal impairment. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of Ohio and cases in various state courts. Generally, complaints allege design and manufacturing defects, failure to warn, breach of warranty, fraud and violations of various state consumer protection laws. The Company believes that it has meritorious defenses to these complaints and will vigorously defend against them. When appropriate, the Company settles cases. As of December 25, 2009, there were 69 cases in which the plaintiff has either documented or specifically alleged use of the Company’s product, Optimark. The cases are in various stages of the discovery process. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, the Company believes that the final resolution of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Asbestos Matters

Mallinckrodt Inc. is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims, based principally on allegations of

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of December 25, 2009, there were approximately 11,000 asbestos liability cases pending against Mallinckrodt.

The Company estimates pending asbestos claims and claims that were incurred but not reported, as well as related insurance recoveries. The Company’s estimate of its liability for pending and future claims is based on claim experience over the past five years and covers claims either currently filed or expected to be filed over the next seven years. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flow is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 25, 2009, the Company concluded that it was probable that it would incur remedial costs in the range of $183 million to $357 million, with the high end of the range reflecting the estimated cost to comply fully with Maine Department of Environmental Protection’s (MDEP) order discussed below. As of December 25, 2009, the Company concluded that the best estimate within this range was $199 million, of which $18 million was included in accrued and other current liabilities and $181 million was included in other liabilities on the balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

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

On December 19, 2008, Mallinckrodt filed an appeal with the Maine Board of Environmental Protection (“Maine Board”) to challenge the terms of the compliance order. Mallinckrodt, MDEP and the Maine Board have

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

been in preliminary proceedings to address numerous procedural issues. A hearing has been scheduled to begin on January 25, 2010. As of December 25, 2009, the Company estimates that the cost to comply with these proposed remediation alternatives at this site ranges from approximately $95 million to $197 million, with the high end of the range including the estimated cost to comply fully with MDEP order. Although there are still significant uncertainties in the outcome of the pending litigation, and the Company continues to disagree with the level of remediation outlined in the MDEP order, this range is included in the estimate of aggregate environmental remedial costs described above.

The Company recorded asset retirement obligations (AROs) for the estimated future costs primarily associated with obligations to decommission two facilities within the Pharmaceuticals segment. As of both December 25, 2009 and September 25, 2009, the Company’s AROs were $111 million. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

Other Matters

The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations, financial condition or cash flows.

Tyco International Legal Proceedings

As discussed in note 10, pursuant to the Separation and Distribution Agreement, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities, including potential liabilities related to certain of Tyco International’s outstanding litigation matters. Covidien, Tyco International and Tyco Electronics are jointly and severally liable for any settlement obligations with respect to these matters pursuant to the Separation and Distribution Agreement. Accordingly, as of December 25, 2009, Covidien has a $104 million liability for the full amount of the estimated cost to settle these unresolved matters and a corresponding $61 million receivable from Tyco International and Tyco Electronics. Although Covidien believes the net liability reflects the best estimate of the probable loss related to the unresolved Tyco International-related legacy securities claims, the ultimate resolution of these matters could result in a greater or lesser amount than estimated. In addition, it is not possible to estimate the amount of loss or possible loss, if any, that might result from an adverse resolution of any unasserted claims.

Subpoenas and Document Requests from Governmental Entities

Tyco International and others have received various subpoenas and requests from the U.S. Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into Tyco International’s governance, management, operations, accounting and related controls. The Department of Labor is investigating Tyco International and the administrators of certain of its benefit plans. Tyco International cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties. The Company’s share of any losses resulting from an adverse resolution of these matters is not estimable at this time and could have a material adverse effect on its results of operations, financial condition or cash flows.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

12. Segment Data

Selected information by business segment is presented in the following tables:

	Quarters Ended
(Dollars in Millions)	December 25, 2009	December 26, 2008
Net sales(1):
Medical Devices	$1,690	$1,432
Pharmaceuticals	616	697
Medical Supplies	443	435

	$2,749	$2,564

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.

	Quarters Ended
(Dollars in Millions)	December 25, 2009	December 26, 2008
Operating income:
Medical Devices	$533	$448
Pharmaceuticals	102	199
Medical Supplies	68	45
Corporate	(151)	(148)

	$552	$544

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Covidien International Finance S.A.

CIFSA, a Luxembourg company, is a holding company that owns, directly or indirectly, all of the operating subsidiaries of Covidien plc. CIFSA is the issuer of the Company’s senior notes and commercial paper and the borrower under the revolving credit facility, substantially all of which are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd., the owners of CIFSA. Covidien plc was incorporated on January 16, 2009 and replaced Covidien Ltd. as the ultimate parent company on June 4, 2009. The following information provides the composition of the Company’s income, assets, liabilities, equity and cash flows by relevant group within the Company: Covidien plc and Covidien Ltd. as the guarantors, CIFSA as issuer of the debt and the operating companies that represent assets of CIFSA. There are no other subsidiary guarantees. Consolidating financial information for Covidien plc from the date of formation, Covidien Ltd. and CIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

CONSOLIDATING STATEMENT OF INCOME

Quarter Ended December 25, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,749	$—	$2,749
Cost of products sold	—	—	—	1,257	—	1,257

Gross profit	—	—	—	1,492	—	1,492
Selling, general and administrative expenses	3	—	—	831	—	834
Research and development expenses	—	—	—	101	—	101
Restructuring charges	—	—	—	5	—	5

Operating (loss) income	(3)	—	—	555	—	552
Interest expense	—	—	(43)	—	—	(43)
Interest income	—	—	—	5	—	5
Other income	—	—	—	8	—	8
Equity in net income of subsidiaries	444	445	472	—	(1,361)	—
Intercompany interest and fees	(29)	(1)	16	14	—	—

Income from before income taxes	412	444	445	582	(1,361)	522
Income tax expense	—	—	—	110	—	110

Net income	$412	$444	$445	$472	$(1,361)	$412

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATING STATEMENT OF INCOME

Quarter Ended December 26, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$2,564	$—	$2,564
Cost of products sold	—	—	1,192	—	1,192

Gross profit	—	—	1,372	—	1,372
Selling, general and administrative expenses	5	—	726	—	731
Research and development expenses	—	—	94	—	94
Restructuring charges	—	—	3	—	3

Operating (loss) income	(5)	—	549	—	544
Interest expense	—	(45)	—	—	(45)
Interest income	—	1	6	—	7
Other income	10	—	—	—	10
Equity in net income of subsidiaries	409	444	—	(853)	—
Intercompany interest and fees	(28)	9	19	—	—

Income from continuing operations before income taxes	386	409	574	(853)	516
Income tax expense	—	—	135	—	135

Income from continuing operations	386	409	439	(853)	381
Income from discontinued operations, net of income taxes	—	—	5	—	5

Net income	$386	$409	$444	$(853)	$386

CONDENSED CONSOLIDATING BALANCE SHEET

At December 25, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$45	$1,468	$—	$1,513
Accounts receivable trade, net	—	—	—	1,745	—	1,745
Inventories	—	—	—	1,324	—	1,324
Intercompany receivable	2	157	—	22	(181)	—
Prepaid expenses and other current assets	8	—	—	838	—	846

Total current assets	10	157	45	5,397	(181)	5,428
Property, plant and equipment, net	—	—	—	2,661	—	2,661
Goodwill	—	—	—	6,118	—	6,118
Intangible assets, net	—	—	—	1,700	—	1,700
Due from former parent and affiliates	—	—	—	706	—	706
Investment in subsidiaries	8,725	9,136	13,608	—	(31,469)	—
Intercompany loans receivable	—	94	9,316	10,917	(20,327)	—
Other assets	—	—	15	722	—	737

Total Assets	$8,735	$9,387	$22,984	$28,221	$(51,977)	$17,350

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$250	$5	$—	$255
Accounts payable	—	1	—	518	—	519
Intercompany payable	22	—	—	159	(181)	—
Accrued and other current liabilities	—	1	35	1,397	—	1,433

Total current liabilities	22	2	285	2,079	(181)	2,207
Long-term debt	—	—	2,645	64	—	2,709
Income taxes payable	—	—	—	1,808	—	1,808
Guaranteed contingent tax liabilities	—	—	—	718	—	718
Intercompany loans payable	315	660	10,918	8,434	(20,327)	—
Other liabilities	—	—	—	1,510	—	1,510

Total Liabilities	337	662	13,848	14,613	(20,508)	8,952
Shareholders’ Equity	8,398	8,725	9,136	13,608	(31,469)	8,398

Total Liabilities and Shareholders’ Equity	$8,735	$9,387	$22,984	$28,221	$(51,977)	$17,350

CONDENSED CONSOLIDATING BALANCE SHEET

At September 25, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$—	$135	$1,331	$—	$1,467
Accounts receivable trade, net	—	—	—	1,724	—	1,724
Inventories	—	—	—	1,334	—	1,334
Intercompany receivable	—	156	—	21	(177)	—
Prepaid expenses and other current assets	4	—	—	933	—	937

Total current assets	5	156	135	5,343	(177)	5,462
Property, plant and equipment, net	—	—	—	2,661	—	2,661
Goodwill	—	—	—	6,046	—	6,046
Intangible assets, net	—	—	—	1,562	—	1,562
Due from former parent and affiliates	—	—	—	708	—	708
Investment in subsidiaries	8,335	8,745	13,189	—	(30,269)	—
Intercompany loans receivable	—	94	9,193	10,816	(20,103)	—
Other assets	—	—	16	684	—	700

Total Assets	$8,340	$8,995	$22,533	$27,820	$(50,549)	$17,139

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$—	$30	$—	$30
Accounts payable	—	1	—	499	—	500
Intercompany payable	21	—	—	156	(177)	—
Accrued and other current liabilities	91	1	76	1,541	—	1,709

Total current liabilities	112	2	76	2,226	(177)	2,239
Long-term debt	—	—	2,896	65	—	2,961
Income taxes payable	—	—	—	1,774	—	1,774
Guaranteed contingent tax liabilities	—	—	—	718	—	718
Intercompany loans payable	227	658	10,816	8,402	(20,103)	—
Other liabilities	—	—	—	1,446	—	1,446

Total Liabilities	339	660	13,788	14,631	(20,280)	9,138
Shareholders’ Equity	8,001	8,335	8,745	13,189	(30,269)	8,001

Total Liabilities and Shareholders’ Equity	$8,340	$8,995	$22,533	$27,820	$(50,549)	$17,139

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Quarter Ended December 25, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(26)	$(3)	$(68)	$550	$—	$453

Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(88)	—	(88)
Acquisition-related payments, net of cash acquired	—	—	—	(156)	—	(156)
Acquisition of licenses and technology	—	—	—	(15)	—	(15)
Decrease in intercompany loans	—	—	(21)	—	21	—
Other	—	—	—	15	—	15

Net cash used in investing activities	—	—	(21)	(244)	21	(244)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(1)	—	—	(1)
Repayment of debt	—	—	—	(84)	—	(84)
Dividends paid	(90)	—	—	—	—	(90)
Repurchase of shares	(27)	—	—	—	—	(27)
Proceeds from exercise of share options	38	—	—	—	—	38
Loan borrowings from (repayments to) parent	88	3	—	(70)	(21)	—
Other	16	—	—	(14)	—	2

Net cash provided by (used in) financing activities	25	3	(1)	(168)	(21)	(162)

Effect of currency rate changes on cash	—	—	—	(1)	—	(1)
Net (decrease) increase in cash and cash equivalents	(1)	—	(90)	137	—	46
Cash and cash equivalents at beginning of period	1	—	135	1,331	—	1,467

Cash and cash equivalents at end of period	$—	$—	$45	$1,468	$—	$1,513

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Quarter Ended December 26, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$9	$(78)	$332	$—	$263

Cash Flows From Investing Activities:
Capital expenditures	—	—	(93)	—	(93)
Acquisition-related payments, net of cash acquired	—	—	(22)	—	(22)
Acquisition of licenses and technology	—	—	(2)	—	(2)
Decrease in intercompany loans	—	133	—	(133)	—
Other	—	—	9	—	9

Net cash provided by (used in) investing activities	—	133	(108)	(133)	(108)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	(75)	—	—	(75)
Repayment of debt	—	—	(15)	—	(15)
Dividends paid	(81)	—	—	—	(81)
Loan borrowings from (repayments to) parent	58	—	(191)	133	—
Other	14	—	(13)	—	1

Net cash used in financing activities	(9)	(75)	(219)	133	(170)

Effect of currency rate changes on cash	—	—	(57)	—	(57)
Net decrease in cash and cash equivalents	—	(20)	(52)	—	(72)
Cash and cash equivalents at beginning of period	—	181	1,027	—	1,208

Cash and cash equivalents at end of period	$—	$161	$975	$—	$1,136

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the accompanying notes included in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009, and in “Forward-Looking Statements”.

Overview

We develop, manufacture and sell healthcare products for use in clinical and home settings. Our mission is to create and deliver innovative healthcare solutions, developed in ethical collaboration with medical professionals, which enhance the quality of life for patients and improve outcomes for our customers and our shareholders. We operate our business through the following three segments:

•

Medical Devices includes the development, manufacture and sale of endomechanical instruments, soft tissue repair products, energy devices, oximetry and monitoring products, airway and ventilation products, products used in vascular therapies and other medical products.

•	Pharmaceuticals includes the development, manufacture and distribution of specialty pharmaceuticals, active pharmaceutical ingredients, specialty chemicals, contrast products and radiopharmaceuticals.

•	Medical Supplies includes the development, manufacture and sale of nursing care products, medical surgical products, SharpSafety products and original equipment manufacturer (OEM) products.

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

In November 2009, our Medical Devices segment acquired Aspect Medical Systems, Inc. (Aspect), a provider of brain monitoring technology, for cash of $150 million, net of cash acquired of $78 million. In addition, we assumed $58 million of debt in the transaction, which we subsequently repaid. The acquisition of Aspect broadens our product offerings and adds a brain monitoring technology to our product portfolio.

In November 2009, we completed the sale of our oxygen therapy product line and in December 2009, we entered into a definitive agreement to sell our radiopharmacies in the United States, which is subject to customary closing conditions and is expected to close during the second quarter of fiscal 2010.

Restructuring Initiative

In fiscal 2009 we launched a restructuring program designed to improve our cost structure and to deliver improved operational growth. This program includes actions across all three segments, as well as corporate. We expect to incur charges as these actions are undertaken of approximately $200 million under this program, most of which is expected to occur by the end of 2011. This program excludes acquisition-related restructuring actions. As of December 25, 2009, we had incurred $60 million of restructuring charges under this program since its inception.

Results of Operations

Quarters Ended December 25, 2009 and December 26, 2008

The following table presents results of operations, including percentage of net sales:

	Quarters Ended
(Dollars in Millions)	December 25, 2009		December 26, 2008
Net sales	$2,749	100.0%	$2,564	100.0%
Cost of products sold	1,257	45.7	1,192	46.5

Gross profit	1,492	54.3	1,372	53.5
Selling, general and administrative expenses	834	30.3	731	28.5
Research and development expenses	101	3.7	94	3.7
Restructuring charges	5	0.2	3	0.1

Operating income	552	20.1	544	21.2
Interest expense	(43)	(1.6)	(45)	(1.8)
Interest income	5	0.2	7	0.3
Other income	8	0.3	10	0.4

Income from continuing operations before income taxes	522	19.0	516	20.1
Income tax expense	110	4.0	135	5.3

Income from continuing operations	412	15.0	381	14.9
Income from discontinued operations, net of income taxes	—	—	5	0.2

Net income	$412	15.0	$386	15.1

Net sales—Our net sales in the first quarter of fiscal 2010 increased $185 million, or 7.2%, to $2.749 billion, compared with $2.564 billion in the first quarter of fiscal 2009. Favorable currency exchange rate fluctuations resulted in a $121 million, or 5%, increase in net sales for the first quarter of fiscal 2010. The remaining sales increase was driven by sales growth within our Medical Devices segment, partially offset by decreased sales within our Pharmaceuticals segment. The comparative prior year period includes $96 million of sales of oxycodone hydrochloride extended-release tablets sold under a license agreement, which ended during the second quarter of fiscal 2009.

Net sales generated by our businesses in the United States were $1.480 billion and $1.496 billion in the first quarters of fiscal 2010 and 2009, respectively. Our non-U.S. businesses generated net sales of $1.269 billion and $1.068 billion in the first quarters of fiscal 2010 and 2009, respectively. Our business outside the United States accounted for approximately 46% of our net sales for the first quarter of fiscal 2010, compared to 42% of our net sales for the same prior year period.

Net sales by geographic area are shown in the following table:

	Quarters Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	December 25, 2009	December 26, 2008
U.S.	$1,480	$1,496	(1)%	—%	(1)%
Other Americas	170	126	35	15	20
Europe	721	611	18	11	7
Asia-Pacific	378	331	14	10	4

	$2,749	$2,564	7	5	2

Costs of products sold—Cost of products sold was 45.7% of net sales in the first quarter of fiscal 2010, compared with 46.5% of net sales in the first quarter of fiscal 2009. The decrease in cost of products sold as a percent of net sales is primarily attributable to favorable sales mix in the Medical Devices segment, resulting from the investments made in the past to grow our higher margin businesses. However, this favorable sales mix was partially offset by a 1.7 percentage point increase resulting from the lack of sales of oxycodone hydrochloride extended-release tables in the current period.

Selling, general and administrative expenses—Selling, general and administrative expenses in the first quarter of fiscal 2010 increased $103 million, or 14.1%, to $834 million, compared with $731 million in the first quarter of fiscal 2009. The increase in selling, general and administrative expenses was primarily due to increased costs due to recent acquisitions, planned increases in selling and marketing expense and increased legal expenses.

Research and development expenses—Research and development expense in the first quarter of fiscal 2010 increased $7 million, or 7.4%, to $101 million, compared with $94 million in the first quarter of fiscal 2009. This increase resulted from increased spending in our Medical Devices segment. As a percentage of our net sales, research and development expense was 3.7% for both the first quarter of fiscal 2010 and 2009.

Operating income—In the first quarter of fiscal 2010, operating income increased $8 million to $552 million, compared with operating income of $544 million in the first quarter of fiscal 2009. The increase in operating income was primarily due to higher sales and increased gross profit. This increase was largely offset by higher costs resulting from acquisitions, planned increases in selling and marketing expenses and increased legal expenses.

Analysis of Operating Results by Segment

Net sales by segment are shown in the following table:

	Quarters Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	December 25, 2009	December 26, 2008
Medical Devices	$1,690	$1,432	18%	7%	11%
Pharmaceuticals	616	697	(12)	2	(14)
Medical Supplies	443	435	2	2	—

	$2,749	$2,564	7	5	2

Operating income by segment and as a percentage of segment net sales is shown in the following table:

	Quarters Ended
(Dollars in Millions)	December 25, 2009		December 26, 2008
Medical Devices	$533	31.5%	$448	31.3%
Pharmaceuticals	102	16.6	199	28.6
Medical Supplies	68	15.3	45	10.3
Corporate	(151)		(148)

	$552	20.1	$544	21.2

Medical Devices

Net sales for Medical Devices by groups of products and by geography are as follows:

	Quarters Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	December 25, 2009	December 26, 2008
Endomechanical Instruments	$551	$475	16%	8%	8%
Soft Tissue Repair Products	219	193	13	6	7
Energy Devices	240	205	17	6	11
Oximetry & Monitoring Products	180	148	22	5	17
Airway & Ventilation Products	209	178	17	6	11
Vascular Products	182	132	38	5	33
Other Products	109	101	8	8	—

	$1,690	$1,432	18	7	11

	Quarters Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	December 25, 2009	December 26, 2008
U.S.	$681	$599	14%	—%	14%
Non-U.S.	1,009	833	21	11	10

	$1,690	$1,432	18	7	11

Net sales for the first quarter of fiscal 2010 increased $258 million to $1.690 billion, compared with $1.432 billion for the first quarter of fiscal 2009. Favorable currency exchange fluctuations positively impacted net sales for the segment by $97 million. The remaining increase in net sales for the segment was driven by increased sales across all product groups. The increases in sales for Vascular Products and Oximetry & Monitoring Products were primarily due to the acquisitions of VNUS Medical Technologies, Inc. and Aspect, respectively, which together resulted in an additional $47 million in net sales for the segment. The increase in sales of Endomechanical Instruments was primarily driven by continued demand for our stapling devices, while the increase in Energy Devices net sales resulted primarily from higher sales volume of vessel sealing products. The increase in sales of Airway & Ventilation Products was primarily due to increased ventilator sales, resulting largely from the H1N1 pandemic outside the United States. This increase was partially offset by lower sales of sleep products as a result of the divestiture of the diagnostics product line. Finally, the increase in sales for Soft Tissue Repair Products was primarily due to hernia mesh products.

Operating income for the first quarter of fiscal 2010 increased $85 million to $533 million, compared with $448 million for the first quarter of fiscal 2009. Our operating margin was 31.5% for the quarter ended December 25, 2009, compared with 31.3% for the quarter ended December 26, 2008. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance discussed above, partially offset by an increase in selling and marketing expenses.

Pharmaceuticals

Net sales for Pharmaceuticals by groups of products and by geography are as follows:

	Quarters Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	December 25, 2009	December 26, 2008
Specialty Pharmaceuticals	$141	$237	(41)%	—%	(41)%
Active Pharmaceutical Ingredients	87	94	(7)	1	(8)
Specialty Chemicals	105	106	(1)	4	(5)
Contrast Products	141	140	1	6	(5)
Radiopharmaceuticals	142	120	18	3	15

	$616	$697	(12)	2	(14)

	Quarters Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	December 25, 2009	December 26, 2008
U.S.	$414	$518	(20)%	—%	(20)%
Non-U.S.	202	179	13	10	3

	$616	$697	(12)	2	(14)

Net sales for the first quarter of fiscal 2010 decreased $81 million, or 12%, to $616 million, compared with $697 million for the first quarter of fiscal 2009. The decrease primarily resulted from $96 million of sales of oxycodone hydrochloride extended-release tablets in the comparative prior year period, sold under a license agreement that ended during the second quarter of fiscal 2009.

Operating income for the first quarter of fiscal 2010 decreased $97 million to $102 million, compared with $199 million for the first quarter of fiscal 2009. Our operating margin was 16.6% for the quarter ended December 25, 2009, compared with 28.6% for the quarter ended December 26, 2008. The decrease in operating income and margin was primarily due to the gross profit on $96 million of sales of oxycodone hydrochloride extended-release tablets in the comparative prior year period and, to a lesser extent, increased legal costs in the current period.

Medical Supplies

Net sales for Medical Supplies by groups of products are as follows:

	Quarters Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	December 25, 2009	December 26, 2008
Nursing Care Products	$203	$200	2%	2%	—%
Medical Surgical Products	107	101	6	4	2
SharpSafety Products	85	84	1	—	1
Original Equipment Manufacturer Products	48	50	(4)	—	(4)

	$443	$435	2	2	—

	Quarters Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	December 25, 2009	December 26, 2008
U.S.	$385	$379	2%	—%	2%
Non-U.S.	58	56	4	12	(8)

	$443	$435	2	2	—

Net sales for the first quarter of fiscal 2010 increased $8 million, or 2%, to $443 million, compared with $435 million for the first quarter of fiscal 2009. The increase was primarily due to favorable currency rate fluctuations and, to a lesser extent, increased sales of electrodes within Medical Surgical Products.

Operating income for the first quarter of fiscal 2010 increased $23 million to $68 million, compared with $45 million for the first quarter of fiscal 2009. Our operating margin was 15.3% for the quarter ended December 25, 2009, compared with 10.3% for the quarter ended December 26 2008. The increase in operating income and margin was primarily due to decreased manufacturing costs and, to a lesser extent, lower selling and marketing expenses primarily due to savings resulting from restructuring actions.

Corporate

Corporate expense was $151 million for the first quarter of fiscal 2010, compared with $148 million for the first quarter of fiscal 2009. Corporate expense for the first quarter of fiscal 2010 includes a legal charge of $33 million related to an antitrust lawsuit, while the first quarter of fiscal 2009 includes legal charges totaling $36 million for the settlement of two other antitrust lawsuits.

Non-Operating Items

Interest Expense and Interest Income

During the first quarters of fiscal 2010 and 2009, interest expense was $43 million and $45 million, respectively, and interest income was $5 million and $7 million, respectively.

Other Income

During the first quarters of fiscal 2010 and 2009, we recorded other income of $8 million and $10 million, respectively, and corresponding increases to our receivable from Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement.

Income Taxes

Income tax expense was $110 million and $135 million on income from continuing operations before income taxes of $522 million and $516 million for the first quarters of fiscal 2010 and 2009, respectively. This resulted in effective tax rates of 21.1% and 26.2% for the first quarters of fiscal 2010 and 2009, respectively. The decrease in the effective tax rate for the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009 resulted from the implementation of our tax planning strategies during fiscal 2009 and an increase in earnings in lower tax jurisdictions.

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

Quarter Ended December 25, 2009 Cash Flow Activity

The net cash provided by continuing operating activities of $453 million was primarily attributable to net income in the first quarter of fiscal 2010, as adjusted for depreciation and amortization. This source of cash was partially offset by a net change in working capital of $112 million, driven largely by the annual payout of cash bonuses in the quarter for performance in the prior year and, to a lesser extent, the semi-annual payment of interest on our public debt.

The net cash used in continuing investing activities of $244 million was primarily due to acquisition-related payments of $156 million, primarily associated with the acquisition of Aspect and capital expenditures of $88 million.

The net cash used in continuing financing activities of $162 million was primarily the result of dividend payments of $90 million and the repayment of $84 million of debt, largely related to the debt assumed in the acquisition of Aspect.

Capitalization

Shareholders’ equity was $8.398 billion, or $16.80 per share, at December 25, 2009, compared with $8.001 billion, or $16.03 per share, at September 25, 2009.

At December 25, 2009, total debt was $2.964 billion and cash was $1.513 billion, compared with total debt of $2.991 billion and cash of $1.467 billion at September 25, 2009. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 26% at December 25, 2009, compared with 27% at September 25, 2009.

We are required to maintain an available unused balance under our $1.425 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. At December 25, 2009, we had $150 million of commercial paper outstanding and no amount outstanding under the credit facility.

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Dividends

Dividend payments were $90 million during the first quarter of fiscal 2010. On January 21, 2010, the Board of Directors declared a quarterly cash dividend of $0.18 per share to shareholders of record at the close of business on February 1, 2010. The dividend is payable on February 23, 2010.

Share Repurchase Program

During fiscal 2009, our Board of Directors authorized a program to purchase up to $300 million of our ordinary shares to partially offset dilution related to equity compensation plans. Shares may be repurchased from time to time, based on market conditions. During the first quarter of fiscal 2010, we purchased approximately 0.5 million shares for $25 million under this program. Since inception of the share repurchase program, we have purchased approximately 6.5 million shares for $250 million. We also repurchase shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and to settle certain option exercises. During the first quarter of fiscal 2010, we spent $2 million to acquire shares in connection with such share-based awards.

Commitments and Contingencies

Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Note 11 to our financial statements and Part II, Item 1- Legal Proceedings provide further information regarding our legal proceedings.

Income Taxes

In accordance with the Tax Sharing Agreement, we share certain contingent liabilities relating to unresolved tax matters of legacy Tyco International, with Covidien assuming 42%, Tyco International 27% and Tyco Electronics 31% of the total amount. We are the primary obligor to the taxing authorities for $1.808 billion of tax liabilities that are recorded on the balance sheet at December 25, 2009, $1.217 billion of which relates to periods prior to the separation and is shared with Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement. The actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years.

In addition, pursuant to the terms of the Tax Sharing Agreement, we have recorded a long-term receivable from Tyco International and Tyco Electronics of $706 million, which is classified as due from former parent and affiliates on our balance sheet at December 25, 2009. This receivable primarily reflects 58% of our contingent tax liabilities that are subject to the Tax Sharing Agreement. If Tyco International and Tyco Electronics default on their obligations to us under the Tax Sharing Agreement, however, we would be liable for the entire amount of such liabilities.

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

In addition, in September 2009, Tyco International and the IRS entered into settlements related to certain outstanding tax matters within the 2001 through 2004 audit cycle, which remains open and subject to examination and resolution of other matters. The net effect of the settlements will require us to make a payment of approximately $205 million to the IRS, potentially in fiscal 2011, which is included in non-current income taxes payable on the balance sheet. However, pursuant to the Tax Sharing Agreement, we will receive payments totaling approximately $107 million from Tyco International and Tyco Electronics, which is included in due from former parent and affiliates. We will also be required to reimburse Tyco International and Tyco Electronics an insignificant amount for our portion of their settlements.

Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities; we assumed and are responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon our separation from Tyco International using appraisals and a liability related to these guarantees was recorded on our balance sheet.

Each reporting period, we evaluate the potential loss which we believe is probable as a result of our commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on our balance sheet, an adjustment will be required to increase the recorded liability to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon release from our obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. A liability of $718 million relating to these guarantees was included on our balance sheet at both December 25, 2009 and September 25, 2009.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

We believe that our accounting policies for revenue recognition, inventories, property, plant and equipment, intangible assets, business combinations, goodwill, contingencies, pension and postretirement benefits, guarantees and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the quarter ended December 25, 2009, we implemented new accounting guidance relating to business combinations and, as a result, began capitalizing in-process research and development as an indefinite-lived intangible asset. There have been no other significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009.

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

The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009 could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We use forward currency exchange contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions denominated in certain foreign currencies. Based on a sensitivity analysis of our existing forward contracts outstanding at December 25, 2009, a 10% appreciation of the U.S. dollar from the December 25, 2009 market rates would increase the unrealized value of our forward contracts on our balance sheet by $32 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of forward contracts on our balance sheet by $39 million. However, such gains or losses on these contracts would ultimately be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 25, 2009 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on form 10-K for the fiscal year ended September 25, 2009. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect these proceedings to have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. The following discussion represents material developments during the quarter ended December 25, 2009 related to previously described legal proceedings.

Beginning on August 29, 2005, with Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, L.P., and Mallinckrodt Inc., 12 consumer class actions have been filed in the United States District Court for the Central District of California. In all of the complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by the Company in violation of the federal antitrust laws. The 12 complaints were subsequently consolidated into a single proceeding styled In re: Pulse Oximetry Antitrust litigation. By stipulation among the parties, six putative class representatives dismissed their claims against the Company, leaving six remaining putative class representatives as plaintiffs in the consolidated proceeding. On December 21, 2007, the district court denied the plaintiffs’ motion for class certification. On March 14, 2008, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ request for leave to appeal the district court’s denial of their motion for class certification. On July 9, 2008, the district court granted the Company’s motion for summary judgment which resulted in the dismissal of all claims. The plaintiffs have appealed both rulings to the United States Court of Appeals for the Ninth Circuit. On January 6, 2010, the Court of Appeals affirmed the district court’s order granting summary judgment dismissing all claims against the Company.

Natchitoches Parish Hospital Service District, et al. v. Tyco International, Ltd., et al. is a class action lawsuit filed against the Company on September 15, 2005 in the United States District Court for the District of Massachusetts. In the complaint, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege that they and others paid for sharps containers as a result of anticompetitive conduct by the Company in violation of federal antitrust laws. On August 29, 2008, the district court granted the plaintiffs’ motion for class certification. On December 5, 2008, the United States Court of Appeals for the First Circuit denied the Company’s request for leave to appeal the district court’s granting of the plaintiffs’ motion for class certification. Trial in this case began on December 7, 2009. On January 8, 2010, the parties reached a settlement agreement pursuant to which the Company will pay the certified class $32.5 million to resolve all claims in this case. The district court has scheduled a settlement approval hearing for March 10, 2010.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
9/26/09 – 10/23/09	—	$—	—	$74,994,437
10/24/09 – 11/27/09	—	$—	—	$74,994,437
11/28/09 – 12/25/09	528,100	$47.2433	528,100	$50,045,264

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit
10.1	Covidien Supplemental Savings and Retirement Plan, as amended and restated (filed herewith).

10.2	Form of Terms and Conditions of Option Award (filed herewith).

10.3	Form of Terms and Conditions of Restricted Unit Award (filed herewith).

10.4	Form of Terms and Conditions of Performance Unit Award (filed herewith).

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	The following materials from the Covidien plc Quarterly Report on Form 10-Q for the quarter ended December 25, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

*	Furnished herewith.

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

Date: January 26, 2010