Form 10-Q
period 2010-03-26
Covidien plc
filed 2010-04-30
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 26, 2010

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

The number of ordinary shares outstanding as of April 23, 2010 was 501,265,330.

COVIDIEN PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF INCOME

Quarters and Six Months Ended March 26, 2010 and March 27, 2009

(in millions, except per share data)

	Quarters Ended		Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Net sales	$2,662	$2,798	$5,411	$5,362
Cost of products sold	1,178	1,250	2,435	2,442

Gross profit	1,484	1,548	2,976	2,920
Selling, general and administrative expenses	781	688	1,615	1,419
Research and development expenses	116	100	217	194
Restructuring charges	26	9	31	12
In-process research and development charge	—	20	—	20
Shareholder settlements	—	183	—	183

Operating income	561	548	1,113	1,092
Interest expense	(43)	(43)	(86)	(88)
Interest income	6	5	11	12
Other income	21	5	29	15

Income from continuing operations before income taxes	545	515	1,067	1,031
Income tax expense	117	330	227	465

Income from continuing operations	428	185	840	566
(Loss) income from discontinued operations, net of income taxes	(15)	(1)	(15)	4

Net income	$413	$184	$825	$570

Basic earnings per share:
Income from continuing operations	$0.86	$0.37	$1.68	$1.12
(Loss) income from discontinued operations	(0.03)	—	(0.03)	0.01
Net income	0.83	0.36	1.65	1.13
Diluted earnings per share:
Income from continuing operations	$0.85	$0.37	$1.66	$1.12
(Loss) income from discontinued operations	(0.03)	—	(0.03)	0.01
Net income	0.82	0.36	1.63	1.12
Weighted-average number of shares outstanding:
Basic	501	504	500	504
Diluted	506	506	505	506

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

CONSOLIDATED BALANCE SHEETS

At March 26, 2010 and September 25, 2009

(in millions, except share data)

	March 26, 2010	September 25, 2009
Assets
Current Assets:
Cash and cash equivalents	$1,720	$1,467
Accounts receivable trade, less allowance for doubtful accounts of $41 and $43	1,690	1,724
Inventories	1,358	1,334
Shareholder settlement receivable	61	62
Prepaid expenses and other current assets	842	875

Total current assets	5,671	5,462
Property, plant and equipment, net	2,651	2,661
Goodwill	6,112	6,046
Intangible assets, net	1,699	1,562
Due from former parent and affiliates	724	708
Other assets	672	700

Total Assets	$17,529	$17,139

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$255	$30
Accounts payable	509	500
Shareholder settlement liability	104	106
Accrued and other current liabilities	1,361	1,603

Total current liabilities	2,229	2,239
Long-term debt	2,707	2,961
Income taxes payable	1,852	1,774
Guaranteed contingent tax liabilities	718	718
Other liabilities	1,501	1,446

Total Liabilities	9,007	9,138
Commitments and contingencies (note 13)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 501,032,227 and 499,049,675 outstanding, net of 5,023,037 and 3,979,904 treasury shares	100	100
Additional paid-in capital	6,286	6,173
Retained earnings	1,819	1,199
Accumulated other comprehensive income	317	529

Total Shareholders’ Equity	8,522	8,001

Total Liabilities and Shareholders’ Equity	$17,529	$17,139

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 26, 2010 and March 27, 2009

(in millions)

	Six Months Ended
	March 26, 2010	March 27, 2009
Cash Flows From Operating Activities:
Net income	$825	$570
Loss (income) from discontinued operations, net of income taxes	15	(4)

Income from continuing operations	840	566
Adjustments to reconcile net cash provided by operating activities:
Change in receivable from former parent and affiliates related to Tax Sharing Agreement	(26)	(15)
In-process research and development charge	—	20
Depreciation and amortization	240	198
Share-based compensation	49	43
Deferred income taxes	48	—
Provision for losses on accounts receivable and inventory	30	44
Other non-cash items	14	19
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(39)	(168)
Inventories	(63)	(111)
Accounts payable	13	(80)
Income taxes	78	195
Accrued and other liabilities	(190)	311
Other	(106)	(335)

Net cash provided by operating activities	888	687

Cash Flows From Investing Activities:
Capital expenditures	(179)	(192)
Acquisition-related payments, net of cash acquired	(189)	(64)
Acquisition of licenses and technology	(70)	(22)
Other	14	8

Net cash used in investing activities	(424)	(270)

Cash Flows From Financing Activities:
Net repayment of commercial paper	(1)	(80)
Repayment of debt	(85)	(16)
Dividends paid	(180)	(161)
Repurchase of shares	(53)	(5)
Proceeds from exercise of share options	89	7
Other	6	(2)

Net cash used in financing activities	(224)	(257)
Effect of currency rate changes on cash	13	(68)

Net increase in cash and cash equivalents	253	92
Cash and cash equivalents at beginning of period	1,467	1,208

Cash and cash equivalents at end of period	$1,720	$1,300

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

Recent Accounting Pronouncements

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

Business Combinations—During the first quarter of fiscal 2010, the Company implemented new accounting guidance relating to business combinations, which expands the definition of a business combination and changes the manner in which the Company accounts for business combinations. Significant changes include the capitalization of in-process research and development as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition-related restructuring actions and transaction costs, and the recognition of contingent purchase price consideration at fair value on the acquisition date. In addition, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. The acquisition of Aspect Medical Systems, Inc. was accounted for using this accounting guidance.

2. Acquisition and License Agreement

Aspect Medical Systems, Inc.—On November 6, 2009, the Company’s Medical Devices segment acquired Aspect Medical Systems, Inc. (Aspect), a provider of brain monitoring technology, for cash of $150 million, net of cash acquired of $78 million. In addition, the Company assumed $58 million of debt in the transaction, which was subsequently repaid. The acquisition of Aspect broadens the Company’s product offerings and adds a brain monitoring technology to its product portfolio.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the Company’s preliminary allocation of the purchase price for Aspect as of March 26, 2010 (dollars in millions):

Current assets (including cash of $78)	$108
Intangible assets	139
Goodwill (non-tax deductible)	79
Other non-current assets	50

Total assets acquired	376
Current liabilities	23
Deferred tax liabilities (non-current)	57
Long-term debt	58
Other non-current liabilities	10

Total liabilities assumed	148

Net assets acquired	$228

As of March 26, 2010, the Company had not yet finalized its valuation of the deferred tax liabilities, the impact of which will not have a material effect on the Company’s financial condition.

Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted Average Amortization Period
Customer relationships	$70	16 years
Completed technology	42	15 years
Distribution agreements	19	13 years
Trademarks	8	Non-amortizable

	$139

The amount of net sales and earnings of Aspect included in the Company’s results for the quarter and six months ended March 26, 2010 were not material. Pro forma information has not been presented because the results of Aspect were not material to the Company’s results of operations for either fiscal 2009 or 2010.

Neuromed Development Inc. License Agreement—During the second quarter of fiscal 2010, the U.S. Food and Drug Administration approved EXALGO (hydromorphone HCL extended release), a pain management drug, which resulted in milestone payments of $55 million and an increase to intangible assets.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Divestitures and Discontinued Operations

Divestitures—In November 2009, the Company completed the sale of its oxygen therapy product line and in December 2009, the Company entered into a definitive agreement to sell its nuclear pharmacies in the United States, which is subject to customary closing conditions and is expected to close during the third quarter of fiscal 2010.

Discontinued Operations—During the second quarter of fiscal 2010, the Company recorded a $15 million adjustment to the loss on sale of the discontinued Plastics, Adhesives and Ludlow Coated Products businesses that were sold in fiscal 2006 prior to the Company’s separation from Tyco International Ltd. This loss resulted from adjustments to certain income tax liabilities related to these businesses.

4. Restructuring Charges

Restructuring charges are comprised of the following:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
2009 Program	$23	$9	$25	$12
Aspect restructuring charges	3	—	6	—

Total restructuring charges	$26	$9	$31	$12

2009 Program

In fiscal 2009, the Company launched a restructuring program designed to improve the Company’s cost structure and to deliver improved operational growth. This program includes actions across all three segments, as well as corporate. The Company expects to incur charges as these actions are undertaken of approximately $200 million, most of which is expected to occur by the end of 2011. These anticipated expenditures primarily relate to employee severance and benefits. This program excludes acquisition-related restructuring actions.

Restructuring charges incurred under the 2009 restructuring program, including associated asset impairments, by segment are as follows:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Medical Devices	$5	$1	$7	$3
Pharmaceuticals	—	—	2	1
Medical Supplies	17	8	18	7
Corporate	1	—	(2)	1

Total restructuring charges	$23	$9	$25	$12

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Activity under the 2009 program, substantially all of which relates to employee severance and benefits, for the six months ended March 26, 2010 is as follows:

(Dollars in Millions)
Balance at September 25, 2009	$65
Charges	28
Changes in estimate	(3)
Utilization	(23)
Currency translation	(3)

Balance at March 26, 2010	$64

As of March 26, 2010, the Company had incurred $83 million of restructuring charges under the 2009 program since its inception.

5. Earnings Per Share

The weighted average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

	Quarters Ended		Six Months Ended
(in Millions)	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Basic shares	501	504	500	504
Effect of share options and restricted shares	5	2	5	2

Diluted shares	506	506	505	506

The computation of diluted earnings per share for the quarter and six months ended March 26, 2010 excludes the effect of the potential exercise of options to purchase approximately 4 million and 7 million shares, respectively, because the effect would have been anti-dilutive. The computation of diluted earnings per share for the quarter and six months ended March 27, 2009 excludes the effect of the potential exercise of options to purchase approximately 17 million and 15 million shares, respectively, because the effect would have been anti-dilutive.

6. Comprehensive Income

Comprehensive income was comprised of the following:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Net income	$413	$184	$825	$570
Currency translation	(158)	(114)	(214)	(370)
Unrealized loss on derivatives, net of income taxes	(1)	—	—	(1)
Unrealized loss on securities, net of income taxes	—	(5)	—	(5)
Change related to benefit plans, net of income taxes	2	5	2	6

Total comprehensive income	$256	$70	$613	$200

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Inventories

Inventories were comprised of the following at the end of each period:

(Dollars in Millions)	March 26, 2010	September 25, 2009
Purchased materials and manufactured parts	$312	$303
Work in process	348	331
Finished goods	698	700

Inventories	$1,358	$1,334

8. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(Dollars in Millions)	Medical Devices	Pharmaceuticals	Medical Supplies	Total
Goodwill at September 25, 2009	$5,125	$532	$389	$6,046
Acquisitions	105	—	—	105
Currency translation	(39)	—	—	(39)

Goodwill at March 26, 2010	$5,191	$532	$389	$6,112

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	March 26, 2010			September 25, 2009
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Unpatented technology	$673	$256	22 years	$657	$251	21 years
Patents and trademarks	928	364	15 years	943	349	15 years
Customer relationships	232	50	16 years	158	44	16 years
Other	256	76	20 years	168	73	29 years

Total	2,089	746	18 years	1,926	717	18 years
Non-Amortizable:
Trademarks	356			353

Total intangible assets	$2,445	$746		$2,279	$717

Intangible asset amortization expense for the quarters ended March 26, 2010 and March 27, 2009 was $28 million and $19 million, respectively. Intangible asset amortization expense for the six months ended March 26, 2010 and March 27, 2009 was $56 million and $37 million, respectively. During the first quarter of fiscal 2010, the Company began including amortization expense related to unpatented and patented technology and certain other intangible assets in cost of products sold. This amortization expense was previously included in selling, general and administrative expenses. Amortization expense for the prior periods related to these intangible assets has not been reclassified as the amounts were not significant.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Debt

Debt was comprised of the following at the end of each period:

(Dollars in Millions)	March 26, 2010	September 25, 2009
Current maturities of long-term debt:
5.2% senior notes due October 2010	$250	$—
Capital lease obligations	5	5
Other	—	25

Total	255	30
Long-term debt:
Commercial paper program	150	151
5.2% senior notes due October 2010	—	250
5.5% senior notes due October 2012	500	500
6.0% senior notes due October 2017	1,150	1,150
6.6% senior notes due October 2037	850	850
Capital lease obligations	37	41
Other	20	19

Total	2,707	2,961

Total debt	$2,962	$2,991

The fair value of the Company’s unsecured senior notes was approximately $2.998 billion and $3.068 billion at March 26, 2010 and September 25, 2009, respectively.

10. Retirement Plans

The net periodic benefit cost for the Company’s defined benefit retirement plans and postretirement plans was as follows:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Service cost	$6	$6	$12	$12
Interest cost	14	14	28	29
Expected return on plan assets	(11)	(10)	(22)	(21)
Amortization of prior service benefit	(1)	(2)	(3)	(3)
Amortization of net actuarial loss	6	4	12	7
Special termination benefits	—	1	—	1

Net periodic benefit cost	$14	$13	$27	$25

The Company anticipates that, at a minimum, it will make required contributions of $41 million to its U.S. and non-U.S. pension plans in fiscal 2010. In addition, the Company expects to make contributions to its postretirement benefit plans of $11 million in fiscal 2010. During the six months ended March 26, 2010, the Company contributed $19 million and $5 million to its pension and postretirement plans, respectively.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Financial Instruments

The Company is exposed to certain risks relating to its business operations. Risks that relate to interest rate exposure, foreign exchange exposure and commodity price exposure are managed by using derivative instruments. Interest rate lock contracts, while they are no longer in place, were entered into prior to the issuance of the Company’s fixed rate senior notes to manage the risk of changes in interest rates prior to issuance of the debt. Foreign currency option and forward contracts are used to economically manage the foreign exchange exposures of operations outside the United States. Swap contracts on various commodities are periodically entered into to manage the price risk associated with forecasted purchases of commodities used in the Company’s manufacturing processes.

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated the interest rate lock contracts and certain commodity swap contracts as cash flow hedges. The Company has not designated the foreign currency forward and option contracts as hedging instruments.

Cash Flow Hedges

Interest Rate Exposure—During fiscal 2007, Covidien International Finance S.A. (CIFSA) entered into a series of forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of its fixed rate senior notes. The rate locks had an aggregate notional value of $1.3 billion and were designated as cash flow hedges at inception. The rate locks were terminated in fiscal 2007 and fiscal 2008 prior to the issuance of the notes in accordance with their terms. The termination of the rate locks resulted in an aggregate loss of $61 million, substantially all of which was considered to be highly effective at mitigating the risk associated with changes in interest rates. This amount was recorded in accumulated other comprehensive income and is being reclassified to interest expense over the terms of the notes. During the quarters and six months ended March 26, 2010 and March 27, 2009, the amounts of loss reclassified from accumulated other comprehensive income to interest expense were insignificant. As of March 26, 2010, $52 million of this loss remained in accumulated other comprehensive income. The Company has not entered into any other interest rate-related derivative instruments.

Derivatives not Designated as Hedging Instruments

Foreign Exchange Exposures—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro, Japanese yen, British pound and Canadian dollar. All forward and option contracts are recorded on the balance sheet at fair value. At March 26, 2010, the Company had foreign currency forward and option contracts outstanding with a notional amount of $639 million. These contracts do not meet the necessary criteria to qualify for hedge accounting. Accordingly, all associated changes in fair value are recognized in earnings.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of foreign exchange forward and option contracts not designated as hedging instruments is as follows:

(Dollars in Millions)	March 26, 2010	September 25, 2009
Prepaid expenses and other current assets(1)	$35	$30
Accrued and other current liabilities(1)	29	49

(1)

The Company nets derivative assets and liabilities when aggregating derivative contracts for presentation in the consolidated financial statements if certain criteria are met. The table above presents such contracts on a gross basis.

The net gain (loss) on foreign exchange forward and option contracts not designated as hedging instruments and related hedged items was as follows:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Cost of goods sold(2)	$13	$—	$15	$—
Selling, general and administrative expenses	(2)	23	(9)	34

	$11	$23	$6	$34

(2)

During the first quarter of fiscal 2010, the Company began including the net gain (loss) on foreign exchange option and forward contracts, which relate to forecasted intercompany inventory transactions, in cost of products sold. This amount was previously included in selling, general and administrative expenses. The net gain (loss) for the prior periods related to these transactions has not been reclassified as the amounts were not significant.

The following table provides a summary of the significant assets and liabilities that are measured at fair value on a recurring basis:

	Basis of Fair Value Measurement
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 1)	March 26, 2010	September 25, 2009(3)
Assets
Foreign currency contracts	$—	$35	$—	$35	$30
Liabilities
Foreign currency contracts	$—	$29	$—	$29	$49

(3)	Assets and liabilities at September 25, 2009 are all classified as Level 2.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, amounts due from former parent and affiliates, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, investments and accounts payable approximated their carrying values at March 26, 2010 and September 25, 2009. The fair value of debt is set forth in note 9. It is not practicable to estimate the fair value of the amounts due to or from former parent and affiliates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, derivative financial instruments and accounts receivable. The Company invests its excess cash in deposits or money market funds and diversifies the concentration of cash among different financial institutions that have at least an A credit rating. Counterparties to the Company’s derivative financial instruments are limited to major financial institutions with at least an A/A2 long-term debt rating. While the Company does not require collateral or other security to be furnished by the counterparties to its derivative financial instruments, it minimizes exposure to credit risk by dealing with a diversified group of major financial institutions and actively monitoring outstanding positions.

Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company’s large number of customers and their diversity across many geographic areas. A portion of the Company’s trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. The most significant of these payment delays relate to accounts receivable associated with the national healthcare system in Greece, which amounted to $110 million and $133 million , net of reserves, as of March 26, 2010 and September 25, 2009, respectively. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies.

12. Transactions with Former Parent and Affiliates

Separation and Distribution Agreement—On June 29, 2007, the Company entered into a Separation and Distribution Agreement and other agreements with Tyco International Ltd. and Tyco Electronics Ltd. These agreements provided for the allocation to Covidien and Tyco Electronics of certain of Tyco International’s assets, liabilities and obligations attributable to periods prior to the separation. In addition, these agreements govern the ongoing relationships among Covidien, Tyco International and Tyco Electronics.

Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, Covidien, Tyco International and Tyco Electronics assumed 42%, 27% and 31%, respectively, of certain of Tyco International’s contingent and other corporate liabilities. All costs and expenses associated with the management of these contingent and other corporate liabilities are being shared equally among the parties. These contingent and other corporate liabilities primarily relate to consolidated securities litigation and any actions with respect to the separation brought by any third party. These contingent and other corporate liabilities do not include liabilities that are specifically related to one of the three separated companies, which will be allocated 100% to the relevant company. If any party responsible for such liabilities were to default in its payment, when due, of any of these assumed obligations, each non-defaulting party would be required to pay equally with any other non-defaulting party the amounts in default. Accordingly, under certain circumstances, Covidien may be obligated to pay amounts in excess of its agreed-upon share of the assumed obligations related to such contingent and other corporate liabilities, including associated costs and expenses.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tax Sharing Agreement—On June 29, 2007, the Company entered into a Tax Sharing Agreement, under which the Company shares responsibility for certain of its, Tyco International’s and Tyco Electronics’ income tax liabilities for periods prior to the separation. Covidien, Tyco International and Tyco Electronics share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International’s and Tyco Electronics’ U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation. All costs and expenses associated with the management of these tax liabilities are being shared equally among the parties. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement.

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

The Company is the primary obligor to the taxing authorities for $1.880 billion of tax liabilities that are recorded on the balance sheet at March 26, 2010, $1.248 billion of which relates to periods prior to the separation and which is shared with Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement.

Income Tax Receivables—The Company has a long-term receivable from Tyco International and Tyco Electronics of $724 million and $708 million at March 26, 2010 and September 25, 2009, respectively. This receivable, which reflects 58% of the contingent tax liabilities that are subject to the Tax Sharing Agreement, is classified as due from former parent and affiliates on the balance sheets. Adjustments to this receivable are recorded in other income. During the quarter and six months ended March 26, 2010, the Company recorded other income of $18 million and $26 million, respectively, and corresponding increases to the receivable from Tyco International and Tyco Electronics. During the quarter and six months ended March 27, 2009, the Company

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recorded other income of $5 million and $15 million, respectively, and corresponding increases to the receivable from Tyco International and Tyco Electronics.

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

Each reporting period, the Company evaluates the potential loss which it believes is probable as a result of its commitments under the agreements. To the extent such potential loss exceeds the amount recorded on the balance sheet, an adjustment will be required to increase the recorded liability to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon the Company’s release from its obligations under the agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. A liability of $718 million relating to these guarantees was included on the Company’s balance sheet at both March 26, 2010 and September 25, 2009.

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

Patent Litigation

Becton Dickinson and Company v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the District of Delaware on December 23, 2002. The complaint alleges that the Company’s Monoject Magellan safety needle and safety blood collector products infringe Becton Dickinson’s U.S. Patent No. 5,348,544. Following trial, on October 26, 2004, the jury returned a verdict finding that the Company willfully infringed Becton Dickinson’s patent and awarded Becton Dickinson $4 million in lost profits damages and reasonable royalty damages. In post-trial proceedings, the Company filed motions for judgment as a matter of law, or, alternatively, for a new trial. Becton Dickinson filed a post-trial motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a motion for a permanent injunction. On March 31, 2006, the trial court issued a memorandum and order on the parties’ post-trial motions denying the Company’s motion for judgment as a matter of law; granting the Company’s motion for a new trial on the issue of infringement; and denying Becton Dickinson’s motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a permanent injunction. On November 30,

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2007, following the new trial, a jury returned a verdict finding that the Company infringed Becton Dickinson’s patent. Before submitting the case to the jury, the district court granted judgment as a matter of law in the Company’s favor finding that the Company did not willfully infringe Becton Dickinson’s patent. The Company filed post-trial motions in the district court for judgment as a matter of law, or, in the alternative, for a new trial. Becton Dickinson filed a motion for permanent injunction. On September 11, 2008, the district court denied the Company’s motion for a new trial. On October 17, 2008 the district court denied the Company’s motion for judgment as a matter of law. On October 29, 2008, the district court awarded Becton Dickinson $58 million in damages and pre-judgment interest; ordered a post-verdict accounting for additional damages that have accrued since the trial’s conclusion; and ordered a permanent injunction precluding the Company from selling the Monoject Magellan safety needle products that the jury found to have infringed. The injunction took effect on December 17, 2008. The Company has appealed to the United States Court of Appeals for the Federal Circuit. Oral argument in the appeal took place on February 1, 2010. The Company has launched redesigned products that it believes do not infringe Becton Dickinson’s patent. The Company has assessed the status of this matter and has concluded that it is more likely than not that the infringement finding will be overturned, and, further, that it intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the financial statements with respect to any damage award.

Antitrust Litigation

Beginning on August 29, 2005, with Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, L.P., and Mallinckrodt Inc., 12 consumer class actions have been filed in the United States District Court for the Central District of California. In all of the complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by the Company in violation of the federal antitrust laws. The 12 complaints were subsequently consolidated into a single proceeding styled In re: Pulse Oximetry Antitrust litigation. By stipulation among the parties, six putative class representatives dismissed their claims against the Company, leaving six remaining putative class representatives as plaintiffs in the consolidated proceeding. On December 21, 2007, the district court denied the plaintiffs’ motion for class certification. On March 14, 2008, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ request for leave to appeal the district court’s denial of their motion for class certification. On July 9, 2008, the district court granted the Company’s motion for summary judgment which resulted in the dismissal of all claims. The plaintiffs appealed both rulings to the United States Court of Appeals for the Ninth Circuit. On January 6, 2010, the Court of Appeals affirmed the district court’s order granting summary judgment dismissing all claims against the Company.

Natchitoches Parish Hospital Service District, et al. v. Tyco International, Ltd., et al. is a class action lawsuit filed against the Company on September 15, 2005 in the United States District Court for the District of Massachusetts. In the complaint, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege that they and others paid for sharps containers as a result of anticompetitive conduct by the Company in violation of federal antitrust laws. On August 29, 2008, the district court granted the plaintiffs’ motion for class certification. On December 5, 2008, the United States Court of Appeals for the First Circuit denied the Company’s request for leave to appeal the district court’s granting of the plaintiffs’ motion for class certification. Trial in this case began on December 7, 2009. On January 8, 2010, the parties reached a settlement agreement pursuant to which the Company will pay the certified class $32.5 million to resolve all claims in this case. Accordingly, the Company recorded a $32.5 million charge in selling, general and administrative expenses during the first quarter of fiscal 2010. On March 15, 2010, the district court issued an order providing final approval of the settlement, which was paid during the second quarter of fiscal 2010.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the first six months of fiscal 2009, the Company recorded legal charges totaling $36 million for the settlement of two anti-trust cases. These charges are included in selling, general and administrative expenses.

Products Liability Litigation

Mallinckrodt Inc., a subsidiary of the Company, is one of four manufacturers of gadolinium-based contrast agents involved in litigation alleging that administration of these agents causes development of a recently identified disease, nephrogenic systemic fibrosis, in a small number of patients with advanced renal impairment. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of Ohio and cases in various state courts. Generally, complaints allege design and manufacturing defects, failure to warn, breach of warranty, fraud and violations of various state consumer protection laws. The Company believes that it has meritorious defenses to these complaints and will vigorously defend against them. When appropriate, the Company settles cases. As of March 26, 2010, there were 62 cases pending in which the plaintiff has either documented or specifically alleged use of the Company’s product, Optimark. The cases are in various stages of the discovery process. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, the Company believes that the final resolution of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of March 26, 2010, there were approximately 11,200 asbestos liability cases pending against Mallinckrodt.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flow is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 26, 2010, the Company concluded that it was probable that it would incur remedial costs in the range of $182 million to $357 million, with the high end of the range reflecting the estimated cost to comply fully with Maine Department of Environmental Protection’s (MDEP) order discussed below. As of March 26, 2010, the Company concluded that the best estimate within this range was $198 million, of which $20 million was included in accrued and other current liabilities and $178 million was included in other liabilities on the balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

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

On December 19, 2008, Mallinckrodt filed an appeal with the Maine Board of Environmental Protection (“Maine Board”) to challenge the terms of the compliance order. Mallinckrodt, MDEP and the Maine Board have been in preliminary proceedings to address numerous procedural issues. A hearing before the Maine Board began on January 25, 2010 and concluded on February 4, 2010. The parties have submitted post-hearing briefs and the matter remains pending with the Maine Board. As of March 26, 2010, the Company estimates that the cost to comply with these proposed remediation alternatives at this site ranges from approximately $95 million to $197 million, with the high end of the range including the estimated cost to comply fully with MDEP order. Although there are still significant uncertainties in the outcome of the pending litigation, and the Company continues to disagree with the level of remediation outlined in the MDEP order, this range is included in the estimate of aggregate environmental remedial costs described above.

The Company has also recorded asset retirement obligations (AROs) for the estimated future costs primarily associated with obligations to decommission two facilities within the Pharmaceuticals segment. As of March 26, 2010 and September 25, 2009, the Company’s AROs were $109 million and $111 million, respectively. The decrease in the AROs during the first six months of fiscal 2010 resulted primarily from foreign currency translation, partially offset by interest accretion. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

Other Matters

The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations, financial condition or cash flows.

Tyco International Legal Proceedings

As discussed in note 12, pursuant to the Separation and Distribution Agreement, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities, including potential liabilities related to certain of Tyco International’s outstanding litigation matters. Covidien, Tyco International and Tyco Electronics are jointly and severally liable for any settlement obligations with respect to these matters pursuant to the Separation and Distribution Agreement. Accordingly, as of March 26, 2010, Covidien has a $104 million shareholder settlement liability for the full amount of the estimated cost to settle these unresolved matters and a corresponding $61 million shareholder settlement receivable from Tyco International and Tyco Electronics. Although Covidien believes the net liability reflects the best estimate of the probable loss related to the unresolved Tyco International-related legacy securities claims, the ultimate resolution of these matters could result in a greater or lesser amount than estimated. In addition, it is not possible to estimate the amount of loss or possible loss, if any, that might result from an adverse resolution of any unasserted claims.

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

14. Segment Data

Selected information by business segment is presented in the following tables:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Net sales(1):
Medical Devices	$1,622	$1,464	$3,312	$2,896
Pharmaceuticals	619	889	1,235	1,586
Medical Supplies	421	445	864	880

	$2,662	$2,798	$5,411	$5,362

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Operating income:
Medical Devices	$506	$425	$1,039	$873
Pharmaceuticals	119	376	221	575
Medical Supplies	55	52	123	97
Corporate	(119)	(305)	(270)	(453)

	$561	$548	$1,113	$1,092

15. Covidien International Finance S.A.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATING STATEMENT OF INCOME

Quarter Ended March 26, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,662	$—	$2,662
Cost of products sold	—	—	—	1,178	—	1,178

Gross profit	—	—	—	1,484	—	1,484
Selling, general and administrative expenses	4	—	1	776	—	781
Research and development expenses	—	—	—	116	—	116
Restructuring charges	—	—	—	26	—	26

Operating (loss) income	(4)	—	(1)	566	—	561
Interest expense	—	—	(43)	—	—	(43)
Interest income	—	—	—	6	—	6
Other income	—	—	—	21	—	21
Equity in net income of subsidiaries	435	436	464	—	(1,335)	—
Intercompany interest and fees	(18)	(1)	16	3	—	—

Income from continuing operations before income taxes	413	435	436	596	(1,335)	545
Income tax expense	—	—	—	117	—	117

Income from continuing operations	413	435	436	479	(1,335)	428
Loss from discontinued operations, net of income taxes	—	—	—	(15)	—	(15)

Net income	$413	$435	$436	$464	$(1,335)	$413

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATING STATEMENT OF INCOME

Quarter Ended March 27, 2009

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$2,798	$—	$2,798
Cost of products sold	—	—	1,250	—	1,250

Gross profit	—	—	1,548	—	1,548
Selling, general and administrative expenses	6	1	681	—	688
Research and development expenses	—	—	100	—	100
Restructuring charges	—	—	9	—	9
In-process research and development charge	—	—	20	—	20
Shareholder settlements	—	—	183	—	183

Operating (loss) income	(6)	(1)	555	—	548
Interest expense	—	(43)	—	—	(43)
Interest income	—	—	5	—	5
Other income	—	—	5	—	5
Equity in net income of subsidiaries	222	255	—	(477)	—
Intercompany interest and fees	(32)	11	21	—	—

Income from continuing operations before income taxes	184	222	586	(477)	515
Income tax expense	—	—	330	—	330

Income from continuing operations	184	222	256	(477)	185
Loss from discontinued operations, net of income taxes	—	—	(1)	—	(1)

Net income	$184	$222	$255	$(477)	$184

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATING STATEMENT OF INCOME

Six Months Ended March 26, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$5,411	$—	$5,411
Cost of products sold	—	—	—	2,435	—	2,435

Gross profit	—	—	—	2,976	—	2,976
Selling, general and administrative expenses	7	—	1	1,607	—	1,615
Research and development expenses	—	—	—	217	—	217
Restructuring charges	—	—	—	31	—	31

Operating (loss) income	(7)	—	(1)	1,121	—	1,113
Interest expense	—	—	(86)	—	—	(86)
Interest income	—	—	—	11	—	11
Other income	—	—	—	29	—	29
Equity in net income of subsidiaries	879	881	936	—	(2,696)	—
Intercompany interest and fees	(47)	(2)	32	17	—	—

Income from continuing operations before income taxes	825	879	881	1,178	(2,696)	1,067
Income tax expense	—	—	—	227	—	227

Income from continuing operations	825	879	881	951	(2,696)	840
Loss from discontinued operations, net of income taxes	—	—	—	(15)	—	(15)

Net income	$825	$879	$881	$936	$(2,696)	$825

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATING STATEMENT OF INCOME

Six Months Ended March 27, 2009

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$5,362	$—	$5,362
Cost of products sold	—	—	2,442	—	2,442

Gross profit	—	—	2,920	—	2,920
Selling, general and administrative expenses	11	1	1,407	—	1,419
Research and development expenses	—	—	194	—	194
Restructuring charges	—	—	12	—	12
In-process research and development charge	—	—	20	—	20
Shareholder settlements	—	—	183	—	183

Operating (loss) income	(11)	(1)	1,104	—	1,092
Interest expense	—	(88)	—	—	(88)
Interest income	—	1	11	—	12
Other income	10	—	5	—	15
Equity in net income of subsidiaries	631	699	—	(1,330)	—
Intercompany interest and fees	(60)	20	40	—	—

Income from continuing operations before income taxes	570	631	1,160	(1,330)	1,031
Income taxes	—	—	465	—	465

Income from continuing operations	570	631	695	(1,330)	566
Income from discontinued operations, net of income taxes	—	—	4	—	4

Net income	$570	$631	$699	$(1,330)	$570

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

At March 26, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$172	$1,548	$—	$1,720
Accounts receivable trade, net	—	—	—	1,690	—	1,690
Inventories	—	—	—	1,358	—	1,358
Intercompany receivable	4	157	—	24	(185)	—
Shareholder settlement receivable	—	—	—	61	—	61
Prepaid expenses and other current assets	3	—	—	839	—	842

Total current assets	7	157	172	5,520	(185)	5,671
Property, plant and equipment, net	—	—	—	2,651	—	2,651
Goodwill	—	—	—	6,112	—	6,112
Intangible assets, net	—	—	—	1,699	—	1,699
Due from former parent and affiliates	—	—	—	724	—	724
Investment in subsidiaries	9,005	9,417	6,562	—	(24,984)	—
Intercompany loans receivable	—	94	9,389	3,749	(13,232)	—
Other assets	—	—	15	657	—	672

Total Assets	$9,012	$9,668	$16,138	$21,112	$(38,401)	$17,529

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$250	$5	$—	$255
Accounts payable	—	—	—	509	—	509
Intercompany payable	24	—	—	161	(185)	—
Shareholder settlement liability	—	—	—	104	—	104
Accrued and other current liabilities	91	1	76	1,193	—	1,361

Total current liabilities	115	1	326	1,972	(185)	2,229
Long-term debt	—	—	2,645	62	—	2,707
Income taxes payable	—	—	—	1,852	—	1,852
Guaranteed contingent tax liabilities	—	—	—	718	—	718
Intercompany loans payable	375	662	3,750	8,445	(13,232)	—
Other liabilities	—	—	—	1,501	—	1,501

Total Liabilities	490	663	6,721	14,550	(13,417)	9,007
Shareholders’ Equity	8,522	9,005	9,417	6,562	(24,984)	8,522

Total Liabilities and Shareholders’ Equity	$9,012	$9,668	$16,138	$21,112	$(38,401)	$17,529

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

At September 25, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$—	$135	$1,331	$—	$1,467
Accounts receivable trade, net	—	—	—	1,724	—	1,724
Inventories	—	—	—	1,334	—	1,334
Intercompany receivable	—	156	—	21	(177)	—
Shareholder settlement receivable	—	—	—	62	—	62
Prepaid expenses and other current assets	4	—	—	871	—	875

Total current assets	5	156	135	5,343	(177)	5,462
Property, plant and equipment, net	—	—	—	2,661	—	2,661
Goodwill	—	—	—	6,046	—	6,046
Intangible assets, net	—	—	—	1,562	—	1,562
Due from former parent and affiliates	—	—	—	708	—	708
Investment in subsidiaries	8,335	8,745	13,189	—	(30,269)	—
Intercompany loans receivable	—	94	9,193	10,816	(20,103)	—
Other assets	—	—	16	684	—	700

Total Assets	$8,340	$8,995	$22,533	$27,820	$(50,549)	$17,139

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$—	$30	$—	$30
Accounts payable	—	1	—	499	—	500
Intercompany payable	21	—	—	156	(177)	—
Shareholder settlement liability	—	—	—	106	—	106
Accrued and other current liabilities	91	1	76	1,435	—	1,603

Total current liabilities	112	2	76	2,226	(177)	2,239
Long-term debt	—	—	2,896	65	—	2,961
Income taxes payable	—	—	—	1,774	—	1,774
Guaranteed contingent tax liabilities	—	—	—	718	—	718
Intercompany loans payable	227	658	10,816	8,402	(20,103)	—
Other liabilities	—	—	—	1,446	—	1,446

Total Liabilities	339	660	13,788	14,631	(20,280)	9,138
Shareholders’ Equity	8,001	8,335	8,745	13,189	(30,269)	8,001

Total Liabilities and Shareholders’ Equity	$8,340	$8,995	$22,533	$27,820	$(50,549)	$17,139

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 26, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(34)	$(4)	$(52)	$978	$—	$888

Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(179)	—	(179)
Acquisition-related payments, net of cash acquired	—	—	—	(189)	—	(189)
Acquisition of licenses and technology	—	—	—	(70)	—	(70)
Net increase in intercompany loans	—	—	(7,263)	—	7,263	—
Other	—	—	—	14	—	14

Net cash used in investing activities	—	—	(7,263)	(424)	7,263	(424)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(1)	—	—	(1)
Repayment of debt	—	—	—	(85)	—	(85)
Dividends paid	(180)	—	—	—	—	(180)
Repurchase of shares	(53)	—	—	—	—	(53)
Proceeds from exercise of share options	89	—	—	—	—	89
Net intercompany loan borrowings	148	4	—	7,111	(7,263)	—
Intercompany dividend received (paid)	—	—	7,353	(7,353)	—	—
Other	29	—	—	(23)	—	6

Net cash provided by (used in) financing activities	33	4	7,352	(350)	(7,263)	(224)

Effect of currency rate changes on cash	—	—	—	13	—	13
Net (decrease) increase in cash and cash equivalents	(1)	—	37	217	—	253
Cash and cash equivalents at beginning of period	1	—	135	1,331	—	1,467

Cash and cash equivalents at end of period	$—	$—	$172	$1,548	$—	$1,720

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 27, 2009

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(29)	$(68)	$784	$—	$687

Cash Flows From Investing Activities:
Capital expenditures	—	—	(192)	—	(192)
Acquisition-related payments	—	—	(64)	—	(64)
Acquisition of licenses and technology	—	—	(22)	—	(22)
Net decrease in intercompany loans	—	91	—	(91)	—
Other	—	—	8	—	8

Net cash provided by (used in) investing activities	—	91	(270)	(91)	(270)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	(80)	—	—	(80)
Repayment of external debt	—	—	(16)	—	(16)
Dividends paid	(161)	—	—	—	(161)
Repurchase of shares	(5)	—	—	—	(5)
Proceeds from exercise of share options	—	—	7	—	7
Net intercompany loan borrowings (repayments)	163	—	(254)	91	—
Other	32	(1)	(33)	—	(2)

Net cash provided by (used in) financing activities	29	(81)	(296)	91	(257)

Effect of currency rate changes on cash	—	—	(68)	—	(68)
Net (decrease) increase in cash and cash equivalents	—	(58)	150	—	92
Cash and cash equivalents at beginning of period	—	181	1,027	—	1,208

Cash and cash equivalents at end of period	$—	$123	$1,177	$—	$1,300

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the accompanying notes included in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009 and in this Quarterly Report, and in “Forward-Looking Statements.”

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

Recent Development

In March 2010, healthcare reform legislation was enacted in the United States, which includes provisions that would impose a 2.3% excise tax on the sale of certain of our medical device and supply products in the United States starting in 2013. In addition, the new legislation includes a $28 billion fee on the branded pharmaceutical industry over nine years starting in 2011 and a $2.8 billion annual fee on branded pharmaceuticals thereafter. The amount of branded pharmaceutical fee payable by each company is based upon market share. Since our branded pharmaceutical sales currently represent a small portion of the total market, we do not expect this annual assessment to have a significant impact on Covidien. The medical devices tax, however, may have a significant impact on our results of operations. This new legislation increases our cost of doing business. If this cost is not offset by increased demand for our products, other cost reductions or price increases, we could experience lower margins and profitability and our business and results of operations could be materially and adversely affected. In addition to the excise tax and annual fee described above, the new legislation contains numerous other provisions, many of which pertain to health insurance plans, which could impact our financial results in future periods.

Strategic Acquisitions and Divestitures

As part of our management of Covidien, we regularly engage in strategic reviews of our businesses to improve operations, financial returns and alignment between our businesses and our strategy. We have made strategic acquisitions and divestitures in the past and we continue to explore strategic alternatives for our businesses, including licensing and distribution transactions and selective acquisitions, as well as divestitures of non-strategic and/or underperforming businesses.

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

In November 2009, we completed the sale of our oxygen therapy product line and in December 2009, we entered into a definitive agreement to sell our nuclear pharmacies in the United States, which is subject to customary closing conditions and is expected to close during the third quarter of fiscal 2010.

Restructuring Initiative

In fiscal 2009, we launched a restructuring program designed to improve our cost structure and to deliver improved operational growth. This program includes actions across all three segments, as well as corporate. We expect to incur charges as these actions are undertaken of approximately $200 million, most of which is expected to occur by the end of 2011. These anticipated expenditures primarily relate to employee severance and benefits. This program excludes acquisition-related restructuring actions. As of March 26, 2010, we had incurred $83 million of restructuring charges under this program since its inception.

Results of Operations

Quarters and Six Months Ended March 26, 2010 and March 27, 2009

The following table presents results of operations, including percentage of net sales:

	Quarters Ended				Six Months Ended
(Dollars in Millions)	March 26, 2010		March 27, 2009		March 26, 2010		March 27, 2009
Net sales	$2,662	100.0%	$2,798	100.0%	$5,411	100.0%	$5,362	100.0%
Cost of products sold	1,178	44.3	1,250	44.7	2,435	45.0	2,442	45.5

Gross profit	1,484	55.7	1,548	55.3	2,976	55.0	2,920	54.5
Selling, general and administrative expenses	781	29.3	688	24.6	1,615	29.8	1,419	26.5
Research and development expenses	116	4.4	100	3.6	217	4.0	194	3.6
Restructuring charges	26	1.0	9	0.3	31	0.6	12	0.2
In-process research and development charge	—	—	20	0.7	—	—	20	0.4
Shareholder settlements	—	—	183	6.5	—	—	183	3.4

Operating income	561	21.1	548	19.6	1,113	20.6	1,092	20.4
Interest expense	(43)	(1.6)	(43)	(1.5)	(86)	(1.6)	(88)	(1.6)
Interest income	6	0.2	5	0.2	11	0.2	12	0.2
Other income	21	0.8	5	0.2	29	0.5	15	0.3

Income from continuing operations before income taxes	545	20.5	515	18.4	1,067	19.7	1,031	19.2
Income taxes	117	4.4	330	11.8	227	4.2	465	8.7

Income from continuing operations	428	16.1	185	6.6	840	15.5	566	10.6
(Loss) income from discontinued operations, net of income taxes	(15)	(0.6)	(1)	—	(15)	(0.3)	4	0.1

Net income	$413	15.5	$184	6.6	$825	15.2	$570	10.6

Net sales—Our net sales in the second quarter of fiscal 2010 decreased $136 million, or 4.9%, to $2.662 billion, compared with $2.798 billion in the second quarter of fiscal 2009. Our net sales for the first six months of fiscal 2010 increased $49 million, or 0.9%, to $5.411 billion, compared with $5.362 billion in the first six months of fiscal 2009. Favorable currency exchange rate fluctuations resulted in increases in net sales of $98 million and $218 million for the second quarter and first six months of fiscal 2010, respectively. The comparative prior year second quarter and six months include $258 million and $354 million, respectively, of sales of oxycodone hydrochloride extended-release tablets sold under a license agreement, which ended during the second quarter of fiscal 2009. The remaining sales increases for both periods were driven by sales growth within our Medical Devices segment, partially offset by decreased sales within both our Pharmaceuticals and Medical Supplies segments.

Net sales generated by our businesses in the United States were $1.458 billion and $1.719 billion for the quarters ended March 26, 2010 and March 27, 2009, respectively, and $2.938 billion and $3.215 billion for the six months ended March 26, 2010 and March 27, 2009, respectively. Our non-U.S. businesses generated net sales of $1.204 billion and $1.079 billion for the quarters ended March 26, 2010 and March 27, 2009, respectively, and $2.473 billion and $2.147 billion for the six months ended March 26, 2010 and March 27, 2009, respectively. Our business outside the United States accounted for approximately 45% and 39% of our net sales for the quarters ended March 26, 2010 and March 27, 2009, respectively, and 46% and 40% for the six months ended March 26, 2010 and March 27, 2009, respectively. The increases in the proportion of non-U.S. sales in the current periods, compared to the comparative prior year periods were largely attributable to the absence of sales of oxycodone hydrochloride extended-release tablets in the United States in fiscal 2010, as discussed above.

Net sales by geographic area are shown in the following table:

	Quarters Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	March 26, 2010	March 27, 2009
U.S.	$1,458	$1,719	(15)%	—%	(15)%
Other Americas	159	127	25	18	7
Europe	687	634	8	7	1
Asia-Pacific	358	318	13	9	4

	$2,662	$2,798	(5)	3	(8)

	Six Months Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	March 26, 2010	March 27, 2009
U.S.	$2,938	$3,215	(9)%	—%	(9)%
Other Americas	329	253	30	17	13
Europe	1,408	1,245	13	9	4
Asia-Pacific	736	649	13	9	4

	$5,411	$5,362	1	4	(3)

Costs of products sold—Cost of products sold was 44.3% and 45.0% of net sales in the second quarter and first six months of fiscal 2010, respectively, compared with 44.7% and 45.5% of net sales in the second quarter and first six months of fiscal 2009. The decrease in cost of products sold as a percent of net sales for both fiscal 2010 periods were primarily attributable to favorable sales mix and increased sales volume in the Medical Devices segment. However, this was partially offset by the absence of sales of oxycodone hydrochloride extended-release tablets in the current periods, which resulted in increases of 4.3 and 3.1 percentage points for the quarter and six months, respectively.

Selling, general and administrative expenses—Selling, general and administrative expenses in the second quarter of fiscal 2010 increased $93 million, or 13.5%, to $781 million, compared with $688 million in the second quarter of fiscal 2009. Selling, general and administrative expenses in the first six months of fiscal 2010 increased $196 million, or 13.8%, to $1.615 billion, compared with $1.419 billion in the same prior year period. The increases in selling, general and administrative expenses for both fiscal 2010 periods were primarily due to increased costs resulting from recent acquisitions and planned increases in selling and marketing expense.

Research and development expenses—Research and development expense increased $16 million, or 16.0%, to $116 million, and $23 million, or 11.9%, to $217 million, in the second quarter and first six months of fiscal 2010, respectively, compared with the same prior year periods. These increases primarily resulted from increased spending in our Medical Devices segment. As a percentage of our net sales, research and development expense was 4.4% and 4.0% for the second quarter and first six months of fiscal 2010, respectively, compared with 3.6% for both the second quarter and first six months of fiscal 2009.

Restructuring charges—During the second quarter and first six months of fiscal 2010, we recorded restructuring charges of $26 million and $31 million, respectively, compared with restructuring charges of $9 million and $12 million recorded in the second quarter and first six months of fiscal 2009, respectively. These restructuring charges primarily related to severance costs within our Medical Supplies and Medical Devices segments.

In-process research and development charge—During the first six months of fiscal 2009, our Medical Devices segment recorded a charge of $20 million for the write-off of in-process research and development associated with the acquisition of intellectual property.

Shareholder settlements—During the second quarter of fiscal 2009, we recorded charges totaling $183 million for our portion of Tyco International’s legal settlements with certain shareholders and our portion of the estimated cost to settle all of the remaining securities cases.

Operating income—In the second quarter of fiscal 2010, operating income increased $13 million to $561 million, compared with operating income of $548 million in the second quarter of fiscal 2009. In the first six months of fiscal 2010, operating income increased $21 million to $1.113 billion, compared with operating income of $1.092 billion in the first six months of fiscal 2009. The increases in operating income for both fiscal 2010 periods were primarily due to the $183 million charge for shareholder settlements in the comparative prior year periods and, to a lesser extent, increased operating income within our Medical Devices segment in the current periods. These increases in operating income were largely offset by the lack of gross profit on sales of oxycodone hydrochloride extended-release tablets in the current periods and, to a lesser extent, higher costs resulting from acquisitions and planned increases in selling and marketing expenses.

Analysis of Operating Results by Segment

Net sales by segment are shown in the following table:

	Quarters Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	March 26, 2010	March 27, 2009
Medical Devices	$1,622	$1,464	11%	6%	5%
Pharmaceuticals	619	889	(30)	2	(32)
Medical Supplies	421	445	(5)	1	(6)

	$2,662	$2,798	(5)	3	(8)

	Six Months Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	March 26, 2010	March 27, 2009
Medical Devices	$3,312	$2,896	14%	6%	8%
Pharmaceuticals	1,235	1,586	(22)	2	(24)
Medical Supplies	864	880	(2)	1	(3)

	$5,411	$5,362	1	4	(3)

Operating income by segment and as a percentage of segment net sales is shown in the following table:

	Quarters Ended				Six Months Ended
(Dollars in Millions)	March 26, 2010		March 27, 2009		March 26, 2010		March 27, 2009
Medical Devices	$506	31.2%	$425	29.0%	$1,039	31.4%	$873	30.1%
Pharmaceuticals	119	19.2	376	42.3	221	17.9	575	36.3
Medical Supplies	55	13.1	52	11.7	123	14.2	97	11.0
Corporate	(119)		(305)		(270)		(453)

	$561	21.1	$548	19.6	$1,113	20.6	$1,092	20.4

Medical Devices

Net sales for Medical Devices by groups of products and by geography for the second quarter of fiscal 2010 are as follows:

	Quarters Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	March 26, 2010	March 27, 2009
Endomechanical Instruments	$520	$474	10%	6%	4%
Soft Tissue Repair Products	213	198	8	7	1
Energy Devices	241	208	16	5	11
Oximetry & Monitoring Products	194	167	16	2	14
Airway & Ventilation Products	198	184	8	5	3
Vascular Products	164	132	24	4	20
Other Products	92	101	(9)	9	(18)

	$1,622	$1,464	11	6	5

	Quarters Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	March 26, 2010	March 27, 2009
U.S.	$669	$621	8%	—%	8%
Non-U.S.	953	843	13	9	4

	$1,622	$1,464	11	6	5

Net sales for the second quarter of fiscal 2010 increased $158 million to $1.622 billion, compared with $1.464 billion for the second quarter of fiscal 2009. Favorable currency exchange fluctuations positively impacted net sales for the segment by $78 million. The remaining increase in net sales for the segment was driven by increased sales across all major product groups. The increases in sales for Vascular Products and Oximetry & Monitoring Products were primarily due to the acquisitions of VNUS Medical Technologies, Inc. and Aspect, respectively, which together resulted in an additional $54 million in net sales for the segment. The increase in Energy Devices sales resulted primarily from higher sales volume of vessel sealing products, while the increase in sales of Endomechanical Instruments was driven by higher sales volume of both stapling devices and laparoscopic instruments. The increase in sales of Airway & Ventilation Products was primarily due to increased ventilator sales in the Asia-Pacific region and, to a lesser extent, in the United States. However, this increase was largely offset by lower sales of sleep products as a result of the divestiture of the diagnostics product line. Finally, net sales for the segment decreased $19 million due to the divestiture of our oxygen therapy product line, which is included in Other Products.

Operating income for the second quarter of fiscal 2010 increased $81 million to $506 million, compared with $425 million for the second quarter of fiscal 2009. Our operating margin was 31.2% for the quarter ended March 26, 2010, compared with 29.0% for the quarter ended March 27, 2009. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance discussed above, partially offset by increased costs related to acquisitions, primarily selling, general and administrative expenses.

Net sales for Medical Devices by groups of products and by geography for the first six months of fiscal 2010 are as follows:

	Six Months Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	March 26, 2010	March 27, 2009
Endomechanical Instruments	$1,071	$949	13%	7%	6%
Soft Tissue Repair Products	432	391	10	6	4
Energy Devices	481	413	16	5	11
Oximetry & Monitoring Products	374	315	19	4	15
Airway & Ventilation Products	407	362	12	5	7
Vascular Products	346	264	31	4	27
Other Products	201	202	—	9	(9)

	$3,312	$2,896	14	6	8

	Six Months Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	March 26, 2010	March 27, 2009
U.S.	$1,350	$1,220	11%	—%	11%
Non-U.S.	1,962	1,676	17	10	7

	$3,312	$2,896	14	6	8

Net sales for the first six months of fiscal 2010 increased $416 million to $3.312 billion, compared with $2.896 billion for the first six months of fiscal 2009. Favorable currency exchange fluctuations positively impacted net sales for the segment by $174 million. The remaining increase in net sales for the segment was driven by increased sales across all major product groups. The increases in sales for Vascular Products and Oximetry & Monitoring Products were primarily due to the acquisitions of VNUS Medical Technologies, Inc. and Aspect, respectively, which together resulted in an additional $101 million in net sales for the segment. The increase in sales of Endomechanical Instruments was primarily driven by continued demand for our stapling devices and laparoscopic instruments, while the increase in Energy Devices net sales resulted primarily from higher sales volume of vessel sealing products. The increase in sales of Airway & Ventilation Products was primarily due to increased ventilator sales in the Asia-Pacific region and, to a lesser extent, in the United States. This increase was partially offset by lower sales of sleep products as a result of the divestiture of the diagnostics product line. The increase in sales for Soft Tissue Repair Products was primarily due to hernia mesh products. Finally, sales decreased $23 million due to the divestiture of our oxygen therapy product line, which is included in Other Products.

Operating income for the first six months of fiscal 2010 increased $166 million to $1.039 billion, compared with $873 million for the first six months of fiscal 2009. Our operating margin was 31.4% for the first six months of fiscal 2010, compared with 30.1% for the first six months of fiscal 2009. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance discussed above, partially offset by increased costs related to acquisitions, primarily selling, general and administrative expenses.

Pharmaceuticals

Net sales for Pharmaceuticals by groups of products and by geography for the second quarter of fiscal 2010 are as follows:

	Quarters Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	March 26, 2010	March 27, 2009
Specialty Pharmaceuticals	$105	$405	(74)%	—%	(74)%
Active Pharmaceutical Ingredients	112	114	(2)	2	(4)
Specialty Chemicals	111	99	12	6	6
Contrast Products	146	143	2	5	(3)
Radiopharmaceuticals	145	128	13	2	11

	$619	$889	(30)	2	(32)

	Quarters Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	March 26, 2010	March 27, 2009
U.S.	$420	$706	(41)%	—%	(41)%
Non-U.S.	199	183	9	10	(1)

	$619	$889	(30)	2	(32)

Net sales for the second quarter of fiscal 2010 decreased $270 million, or 30%, to $619 million, compared with $889 million for the second quarter of fiscal 2009. The decrease primarily resulted from the absence of $258 million of sales of oxycodone hydrochloride extended-release tablets in the current quarter. These tablets had previously been sold under a license agreement that ended during the second quarter of fiscal 2009. In addition, Specialty Pharmaceuticals sales decreased $42 million as a result of lower sales of generic pharmaceuticals resulting from increased competition and, to a lesser extent, lower sales of branded pharmaceuticals largely attributable to Restoril. This decrease was partially offset by favorable currency translation of $18 million and an increase in Radiopharmaceutical sales resulting from an improved supply situation compared to the prior year quarter.

Operating income for the second quarter of fiscal 2010 decreased $257 million to $119 million, compared with $376 million for the second quarter of fiscal 2009. Our operating margin was 19.2% for the quarter ended March 26, 2010, compared with 42.3% for the quarter ended March 27, 2009. The decrease in operating income and margin was primarily due to the favorable effect of $251 million of operating income in the comparative prior year quarter resulting from sales of oxycodone hydrochloride extended-release tablets.

Net sales for Pharmaceuticals by groups of products and by geography for the first six months of fiscal 2010 are as follows:

	Six Months Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	March 26, 2010	March 27, 2009
Specialty Pharmaceuticals	$246	$642	(62)%	—%	(62)%
Active Pharmaceutical Ingredients	199	208	(4)	2	(6)
Specialty Chemicals	216	205	5	5	—
Contrast Products	287	283	1	5	(4)
Radiopharmaceuticals	287	248	16	3	13

	$1,235	$1,586	(22)	2	(24)

	Six Months Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	March 26, 2010	March 27, 2009
U.S.	$834	$1,224	(32)%	—%	(32)%
Non-U.S.	401	362	11	10	1

	$1,235	$1,586	(22)	2	(24)

Net sales for the first six months of fiscal 2010 decreased $351 million, or 22%, to $1.235 billion, compared with $1.586 billion for the first six months of fiscal 2009. The decrease primarily resulted from the absence of $354 million of sales of oxycodone hydrochloride extended-release tablets in the current period. These tablets had previously been sold under a license agreement that ended during the second quarter of fiscal 2009. In addition, Specialty Pharmaceuticals sales decreased $42 million as a result of lower sales of branded pharmaceuticals largely attributable to Restoril and, to a lesser extent, decreased sales of generic pharmaceuticals resulting from increased competition. This decrease was largely offset by favorable currency translation of $35 million and an increase in Radiopharmaceutical sales resulting from an improved supply situation compared to the comparable prior year period.

Operating income for the first six months of fiscal 2010 decreased $354 million to $221 million, compared with $575 million for the first six months of fiscal 2009. Our operating margin was 17.9% for the first six months of fiscal 2010, compared with 36.3% for the first six months of fiscal 2009. The decrease in operating income and margin was primarily due to the favorable effect of $345 million of operating income in the comparative prior year period resulting from sales of oxycodone hydrochloride extended-release tablets.

Medical Supplies

Net sales for Medical Supplies by groups of products and geography for the second quarter of fiscal 2010 are as follows:

	Quarters Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	March 26, 2010	March 27, 2009
Nursing Care Products	$189	$197	(4)%	1%	(5)%
Medical Surgical Products	102	108	(6)	1	(7)
SharpSafety Products	78	85	(8)	—	(8)
Original Equipment Manufacturer (OEM) Products	52	55	(5)	—	(5)

	$421	$445	(5)	1	(6)

	Quarters Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	March 26, 2010	March 27, 2009
U.S.	$369	$392	(6)%	—%	(6)%
Non-U.S.	52	53	(2)	5	(7)

	$421	$445	(5)	1	(6)

Net sales for the second quarter of fiscal 2010 decreased $24 million, or 5%, to $421 million, compared with $445 million for the second quarter of fiscal 2009. The decrease resulted from lower sales across all product lines primarily resulting from the timing of distributor orders. The sales decline in Nursing Care Products was largely driven by decreased sales of traditional wound care products, while the decline in sales for SharpSafety Products resulted from a decline in both sharps disposal products and needles and syringes.

Operating income for the second quarter of fiscal 2010 increased $3 million to $55 million, compared with $52 million for the second quarter of fiscal 2009. Our operating margin was 13.1% for the second quarter of fiscal 2010, compared with 11.7% for the second quarter of fiscal 2009. The increase in operating income and margin was primarily due to decreased manufacturing costs and lower selling and marketing expenses primarily attributable to savings from restructuring actions under the 2007 program. However, these cost savings were partially offset by increased restructuring charges of $9 million under the 2009 program.

Net sales for Medical Supplies by groups of products and geography for the first six months of fiscal 2010 are as follows:

	Six Months Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	March 26, 2010	March 27, 2009
Nursing Care Products	$392	$397	(1)%	1%	(2	) %
Medical Surgical Products	209	209	—	2	(2)
SharpSafety Products	163	169	(4)	—	(4)
Original Equipment Manufacturer (OEM) Products	100	105	(5)	—	(5)

	$864	$880	(2)	1	(3)

	Six Months Ended		Percentage Change	Percentage Change Due To Currency	Percentage Change Due To Operations
(Dollars in Millions)	March 26, 2010	March 27, 2009
U.S.	$754	$771	(2)%	—%	(2)%
Non-U.S.	110	109	1	8	(7)

	$864	$880	(2)	1	(3)

Net sales for the first six months of fiscal 2010 decreased $16 million, or 2%, to $864 million, compared with $880 million for the first six months of fiscal 2009. The decrease resulted from lower sales across all product lines primarily resulting from the timing of distributor orders. The sales decline in SharpSafety Products resulted from a decline in both sharps disposal products and needles and syringes, partially resulting from exit of these product lines in Europe in the prior year. The decline in sales of Nursing Care Products was largely driven by decreased sales of traditional wound care products.

Operating income for the first six months of fiscal 2010 increased $26 million to $123 million, compared with $97 million for the first six months of fiscal 2009. Our operating margin was 14.2% for the first six months of fiscal 2010, compared with 11.0% for the first six months of fiscal 2009. The increase in operating income and margin was primarily due to decreased manufacturing costs and lower selling and marketing expenses primarily attributable to savings from restructuring actions under the 2007 program. However, these cost savings were partially offset by increased restructuring charges of $11 million under the 2009 program.

Corporate

Corporate expense decreased $186 million to $119 million for the second quarter of fiscal 2010, compared with the second quarter of fiscal 2009 and decreased $183 million to $270 million for the first six months of fiscal 2010, compared with the first six months of fiscal 2009. Corporate expense for both the second quarter and first six months of fiscal 2009 includes charges totaling $183 million for our portion of Tyco International’s legal settlements with certain shareholders and our portion of the estimated cost to settle all of the remaining securities cases.

Non-Operating Items

Interest Expense and Interest Income

During the second quarters of fiscal 2010 and 2009, interest expense was $43 million in each period, and interest income was $6 million and $5 million, respectively. During the first six months of fiscal 2010 and 2009, interest expense was $86 million and $88 million, respectively, and interest income was $11 million and $12 million, respectively.

Other Income

During the second quarters of fiscal 2010 and 2009, we recorded other income of $21 million and $5 million, respectively. These amounts include income of $18 million and $5 million and corresponding increases to our receivable from Tyco International and Tyco Electronics for the second quarter of fiscal 2010 and 2009, respectively. These amounts reflect 58% of interest and other income taxes payable recorded during each of the quarters that will be covered under the Tax Sharing Agreement.

During the first six months of fiscal 2010 and 2009, we recorded other income of $29 million and $15 million, respectively. These amounts includes income of $26 million and $15 million and corresponding increases to our receivable from Tyco International and Tyco Electronics for the first six months of fiscal 2010 and 2009, respectively. These amounts reflect 58% of interest and other income taxes payable recorded during each period that will be covered under the Tax Sharing Agreement.

Income Taxes

Income tax expense was $117 million and $330 million on income from continuing operations before income taxes of $545 million and $515 million for the second quarters of fiscal 2010 and 2009, respectively. This resulted in effective tax rates of 21.5% and 64.1% for the second quarters of fiscal 2010 and 2009, respectively. Income tax expense was $227 million and $465 million on income from continuing operations before income taxes of $1.067 billion and $1.031 billion for the first six months of fiscal 2010 and 2009, respectively. This resulted in effective tax rates of 21.3% and 45.1% for the first six months of fiscal 2010 and 2009, respectively. The significant decrease in the effective tax rate for the second quarter and first six months of fiscal 2010, compared with the second quarter and first six months of fiscal 2009 resulted from withholding tax incurred on repatriated earnings in the prior year periods. During the second quarter of fiscal 2009, we provided for U.S. and non-U.S. income taxes and a 5% withholding tax on earnings that were repatriated during that quarter in connection with the implementation of our tax planning strategies. In addition, in the prior year periods, we incurred charges of $183 million related to our portion of Tyco International’s shareholder settlements and our portion of the estimated cost to settle all of the remaining securities cases, for which no tax benefit was realized. Finally, the decrease in the effective tax rates for the 2010 periods, compared to the comparative prior year periods resulted from the implementation of our tax planning strategies and an increase in earnings in lower tax jurisdictions.

Discontinued Operations

During the second quarter of fiscal 2010, we recorded a $15 million adjustment to the loss on sale of the discontinued Plastics, Adhesives and Ludlow Coated Products businesses that were sold in fiscal 2006 prior to our separation from Tyco International Ltd. This loss resulted from adjustments to certain income tax liabilities related to these businesses.

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

Six Months Ended March 26, 2010 Cash Flow Activity

The net cash provided by operating activities of $888 million was primarily attributable to net income, as adjusted for depreciation and amortization. This source of cash was partially offset by a decrease in accrued and other liabilities of $190 million, driven largely by the annual payout of cash bonuses in the first quarter for performance in the prior year and the payment of prior year legal settlements.

The net cash used in investing activities of $424 million was primarily due to capital expenditures of $179 million and acquisition-related payments of $189 million, primarily associated with the acquisition of Aspect. In addition, we paid $55 million in milestone payments upon U.S. Food and Drug Administration (FDA) approval of EXALGO (hydromorphone HCL extended release).

The net cash used in financing activities of $224 million was primarily the result of dividend payments of $180 million and the repayment of $85 million of debt, largely related to the debt assumed in the acquisition of Aspect. In addition, we paid $53 million to repurchase shares. These amounts were partially offset by proceeds from the exercise of share options of $89 million.

Capitalization

Shareholders’ equity was $8.522 billion, or $17.01 per share, at March 26, 2010, compared with $8.001 billion, or $16.03 per share, at September 25, 2009.

At March 26, 2010, total debt was $2.962 billion and cash was $1.720 billion, compared with total debt of $2.991 billion and cash of $1.467 billion at September 25, 2009. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 26% at March 26, 2010, compared with 27% at September 25, 2009.

We are required to maintain an available unused balance under our $1.425 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. At March 26, 2010, we had $150 million of commercial paper outstanding and no amount outstanding under the credit facility.

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Dividends

Dividend payments were $180 million during the first six months of fiscal 2010. On March 16, 2010, the Board of Directors declared a quarterly cash dividend of $0.18 per share to shareholders of record at the close of business on April 15, 2010. The dividend is payable on May 14, 2010.

Share Repurchases

During fiscal 2009, our Board of Directors authorized a program to purchase up to $300 million of our ordinary shares to partially offset dilution related to equity compensation plans. Shares may be repurchased from time to time, based on market conditions. During the first six months of fiscal 2010, we purchased approximately 1 million shares for $50 million under this program. Since inception of the share repurchase program, we have purchased approximately 7 million shares for $275 million. We also repurchase shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and to settle certain option exercises. During the first six months of fiscal 2010 we spent $3 million to acquire shares in connection with such share-based awards.

During the second quarter of fiscal 2010, our Board of Directors authorized a program to purchase up to $1 billion of our ordinary shares to offset dilution related to equity compensation plans. Shares may be repurchased from time to time, based on market conditions. No shares have been purchased under this program.

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

Income Taxes

In accordance with the Tax Sharing Agreement, we share certain contingent liabilities relating to unresolved tax matters of legacy Tyco International, with Covidien assuming 42%, Tyco International 27% and Tyco Electronics 31% of the total amount. We are the primary obligor to the taxing authorities for $1.880 billion of tax liabilities that are recorded on the balance sheet at March 26, 2010, $1.248 billion of which relates to periods prior to the separation and which is shared with Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement. The actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years.

Pursuant to the terms of the Tax Sharing Agreement, as of March 26, 2010, we have a long-term receivable from Tyco International and Tyco Electronics of $724 million, which is classified as due from former parent and affiliates on the balance sheet. This receivable primarily reflects 58% of our contingent tax liabilities that are subject to the Tax Sharing Agreement. If Tyco International and Tyco Electronics default on their obligations to us under the Tax Sharing Agreement, however, we would be liable for the entire amount of such liabilities.

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

The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS which affect all three of the companies and total approximately $1 billion. In addition, the IRS is continuing its field examination of certain of Tyco International’s 2001 through 2004 U.S. federal income tax returns. In connection with the estimated settlements of these audits, we may be required to make a payment of approximately $268 million to the IRS, potentially in fiscal 2011, which is included in non-current income taxes payable on the balance sheet. However, pursuant to the Tax Sharing Agreement, we will receive payments totaling approximately $136 million from Tyco International and Tyco Electronics, which is included in due from former parent and affiliates. We will also be required to reimburse Tyco International and Tyco Electronics our portion of their settlements, which we currently estimate to be insignificant.

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

Each reporting period, we evaluate the potential loss which we believe is probable as a result of our commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on our balance sheet, an adjustment will be required to increase the recorded liability to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon release from our obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. A liability of $718 million relating to these guarantees was included on our balance sheet at both March 26, 2010 and September 25, 2009.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

We believe that our accounting policies for revenue recognition, inventories, property, plant and equipment, intangible assets, business combinations, goodwill, contingencies, pension and postretirement benefits, guarantees and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During fiscal 2010, we implemented new accounting guidance relating to business combinations and, as a result, began capitalizing in-process research and development as an indefinite-lived intangible asset. There have been no other significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009.

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

The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009 and in this Quarterly Report could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We use forward currency exchange contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions that are denominated in certain foreign currencies. Based on a sensitivity analysis of our existing forward contracts outstanding at March 26, 2010, a 10% appreciation of the U.S. dollar from the March 26, 2010 market rates would increase the unrealized value of our forward contracts on our balance sheet by $30 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of forward contracts on our balance sheet by $34 million. However, such gains or losses on these contracts would ultimately be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 26, 2010 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on form 10-K for the fiscal year ended September 25, 2009. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect these proceedings to have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. To the extent not previously reported in our Quarterly Report on Form 10-Q for the quarter ended December 25, 2009, material developments related to previously disclosed legal proceedings are described below.

As previously disclosed, in connection with our separation from Tyco International, we assumed a portion of potential liabilities relating to various outstanding Tyco International litigation matters. One of these outstanding legacy matters is Stumpf v. Tyco International Ltd., a class action lawsuit in which the plaintiffs alleged that Tyco International, among others things, violated the disclosure provisions of the federal securities laws. The matter arises from Tyco International’s July 2000 initial public offering of common stock of TyCom Ltd., and alleges that the TyCom registration statement and prospectus relating to the sale of common stock were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. The complaint further alleged the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, TyCom’s business prospects and Tyco International’s and TyCom’s finances. On May 6, 2010, the United States District Court for the District of New Jersey is scheduled to hear arguments on a motion requesting preliminary approval of settlement of the Stumpf matter. The court has not yet set a date for the final approval hearing. Upon final court approval, the settlement amount will be subject to the liability sharing provisions of the Separation and Distribution Agreement. The proposed preliminary settlement is within the range of loss previously provided.

Item 1A.	Risk Factors

Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject. Other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009.

Risk Relating to Our Business

Our business, financial condition, results of operations and cash flows could be significantly and adversely affected by the healthcare reform legislation recently enacted in the United States.

In March 2010, healthcare reform legislation was enacted in the United States, which includes provisions that would impose a 2.3% excise tax on the sale of certain of our medical device and supply products in the United States starting in 2013. In addition, the new legislation includes a $28 billion fee on the branded pharmaceutical industry over nine years starting in 2011 and a $2.8 billion annual fee on branded pharmaceuticals thereafter. The amount of branded pharmaceutical fee payable by each company is based upon market share. Since our branded pharmaceutical sales currently represent a small portion of the total market, we do not expect this annual assessment to have a significant impact on Covidien. The medical devices tax, however, may have a significant impact on our results of operations. This new legislation increases our cost of doing business. If this cost is not offset by increased demand for our products, other cost reductions or price increases, we could experience lower margins and profitability and our business and results of operations could be materially and adversely affected. In addition to the excise tax and annual fee described above, the new legislation contains numerous other provisions, many of which pertain to health insurance plans, which could adversely impact our financial results in future periods.

Implementation by the FDA of certain specific public advisory committee recommendations regarding acetaminophen use in both over-the-counter and prescription products could have an adverse material impact on our Pharmaceutical sales.

We are the world’s largest manufacturer of acetaminophen. In June 2009, following an FDA report that severe liver damage and even death can result from overdoses of acetaminophen, the FDA’s public advisory committee issued a number of recommendations relating to acetaminophen use in both over-the-counter and prescription products. These recommendations include the banning of certain prescription painkillers which combine acetaminophen with an opiate narcotic and lowering the maximum dose of over-the-counter painkillers containing acetaminophen. These recommendations are advisory in nature and the FDA is not required to follow them. The FDA has stated that it will review the recommendations of the advisory committee, all available safety and efficacy data as well as public input before making a final decision. At this time, it is unclear what actions the FDA may take in response to the committee’s recommendations. Given our significant sales of acetaminophen and acetaminophen combination products, any measures taken by the FDA to address concerns raised by the panel, could have a material adverse effect on our consolidated results of operations and our pharmaceuticals business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
12/26/09 – 1/29/10	—	$—	—	$50,045,264
1/30/10 – 2/26/10	495,700	$50.5267	—	$24,999,201
2/27/10 – 3/26/10	—	$—	—	$24,999,201

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit
10.1	Covidien Severance Plan For U.S. Officers And Executives, as amended and restated, effective January 1, 2010 (filed herewith).

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	The following materials from the Covidien plc Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

*	Furnished herewith.

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

Date: April 30, 2010