Form 10-Q
period 2010-06-25
Covidien plc
filed 2010-07-30
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 25, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33259

(Commission File Number)

COVIDIEN PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland	98-0624794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Lower Hatch Street

Dublin 2, Ireland

Telephone: +353 (1) 438-1700

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

The number of ordinary shares outstanding as of July 26, 2010 was 501,552,199.

COVIDIEN PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF INCOME

Quarters and Nine Months Ended June 25, 2010 and June 26, 2009

(in millions, except per share data)

	Quarters Ended		Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Net sales	$2,564	$2,516	$7,759	$7,673
Cost of goods sold	1,138	1,147	3,421	3,439

Gross profit	1,426	1,369	4,338	4,234
Selling, general and administrative expenses	753	734	2,341	2,136
Research and development expenses	109	130	321	320
Restructuring charges	25	5	56	17
In-process research and development charges	—	59	—	79
Shareholder settlements	—	—	—	183

Operating income	539	441	1,620	1,499
Interest expense	(54)	(43)	(140)	(131)
Interest income	6	8	17	20
Other income	21	7	49	22

Income from continuing operations before income taxes	512	413	1,546	1,410
Income tax expense	160	140	371	592

Income from continuing operations	352	273	1,175	818
Income from discontinued operations, net of income taxes	12	8	14	33

Net income	$364	$281	$1,189	$851

Basic earnings per share:
Income from continuing operations	$0.70	$0.54	$2.35	$1.62
Income from discontinued operations	0.02	0.02	0.03	0.06
Net income	0.73	0.56	2.38	1.69
Diluted earnings per share:
Income from continuing operations	$0.70	$0.54	$2.33	$1.62
Income from discontinued operations	0.02	0.02	0.03	0.06
Net income	0.72	0.56	2.36	1.68
Weighted-average number of shares outstanding:
Basic	501	503	500	504
Diluted	504	505	505	506

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

CONSOLIDATED BALANCE SHEETS

At June 25, 2010 and September 25, 2009

(in millions, except share data)

	June 25, 2010	September 25, 2009
Assets
Current Assets:
Cash and cash equivalents	$2,123	$1,467
Accounts receivable trade, less allowance for doubtful accounts of $65 and $40	1,572	1,669
Inventories	1,293	1,272
Shareholder settlement receivable	61	62
Prepaid expenses and other current assets	858	836
Assets held for sale	336	357

Total current assets	6,243	5,663
Property, plant and equipment, net	2,531	2,542
Goodwill	6,063	6,020
Intangible assets, net	1,612	1,513
Due from former parent and affiliates	744	708
Other assets	606	693

Total Assets	$17,799	$17,139

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$255	$30
Accounts payable	500	471
Shareholder settlement liability	104	106
Accrued and other current liabilities	1,312	1,578
Liabilities associated with assets held for sale	112	103

Total current liabilities	2,283	2,288
Long-term debt	2,706	2,961
Income taxes payable	1,909	1,768
Guaranteed contingent tax liabilities	718	718
Other liabilities	1,434	1,403

Total Liabilities	9,050	9,138
Commitments and contingencies (note 13)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 501,199,370 and 499,049,675 outstanding, net of 5,547,551 and 3,979,904 treasury shares	100	100
Additional paid-in capital	6,297	6,173
Retained earnings	2,184	1,199
Accumulated other comprehensive income	168	529

Total Shareholders’ Equity	8,749	8,001

Total Liabilities and Shareholders’ Equity	$17,799	$17,139

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 25, 2010 and June 26, 2009

(in millions)

	Nine Months Ended
	June 25, 2010	June 26, 2009

Cash Flows From Operating Activities:
Net income	$1,189	$851
Income from discontinued operations, net of income taxes	(14)	(33)

Income from continuing operations	1,175	818
Adjustments to reconcile net cash provided by continuing operating activities:
Change in receivable from former parent and affiliates related to Tax Sharing Agreement	(48)	(22)
In-process research and development charges	—	79
Depreciation and amortization	349	303
Share-based compensation	68	58
Deferred income taxes	65	(58)
Provision for losses on accounts receivable and inventory	63	52
Other non-cash items	25	58
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(54)	37
Inventories	(91)	(123)
Accounts payable	37	(57)
Income taxes	162	105
Accrued and other liabilities	(110)	225
Other	(166)	(285)

Net cash provided by continuing operating activities	1,475	1,190

Cash Flows From Investing Activities:
Capital expenditures	(273)	(272)
Acquisition-related payments, net of cash acquired	(189)	(543)
Acquisition of licenses and technology	(70)	(47)
Interest in class action settlement fund	(33)	—
Divestitures	18	7
Sale of investments	7	23
Other	6	(1)

Net cash used in continuing investing activities	(534)	(833)

Cash Flows From Financing Activities:
Net (repayment) issuance of commercial paper	(1)	23
Repayment of debt	(87)	(18)
Dividends paid	(270)	(242)
Repurchase of shares	(78)	(76)
Proceeds from exercise of share options	105	9
Other	(4)	—

Net cash used in continuing financing activities	(335)	(304)

Discontinued Operations:
Net cash provided by discontinued operating activities	43	21
Net cash used in discontinued investing activities	(9)	(16)

Net cash provided by discontinued operations	34	5

Effect of currency rate changes on cash	16	(45)

Net increase in cash and cash equivalents	656	13
Cash and cash equivalents at beginning of period	1,467	1,208

Cash and cash equivalents at end of period	$2,123	$1,221

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

Business Combinations—During the first quarter of fiscal 2010, the Company implemented new accounting guidance relating to business combinations, which expands the definition of a business combination and changes the manner in which the Company accounts for business combinations. Significant changes include the capitalization of in-process research and development as an intangible asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition-related restructuring actions and transaction costs, and the recognition of contingent purchase price consideration at fair value on the acquisition date. In addition, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. The acquisition of Aspect Medical Systems, Inc. was accounted for using this accounting guidance.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the Company’s preliminary allocation of the purchase price for Aspect as of June 25, 2010 (dollars in millions):

Current assets (including cash of $78)	$108
Intangible assets	139
Goodwill (non-tax deductible)	79
Other non-current assets	50

Total assets acquired	376
Current liabilities	23
Deferred tax liabilities (non-current)	57
Long-term debt	58
Other non-current liabilities	10

Total liabilities assumed	148

Net assets acquired	$228

As of June 25, 2010, the Company had not yet finalized its valuation of the deferred tax liabilities, the impact of which is not expected to have a material effect on the Company’s financial condition.

Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted Average Amortization Period
Customer relationships	$70	16 years
Completed technology	42	15 years
Distribution agreements	19	13 years
Trademarks	8	Non-amortizable

	$139

The amount of net sales and earnings of Aspect included in the Company’s results for the quarter and nine months ended June 25, 2010 were not material. Pro forma information has not been presented because the results of Aspect were not material to the Company’s results of operations for either fiscal 2009 or 2010.

Neuromed Development Inc. License Agreement—During the first nine months of fiscal 2010, the U.S. Food and Drug Administration approved EXALGO (hydromorphone HCL extended release), a pain management drug, which resulted in milestone payments of $55 million and an increase to intangible assets.

3. Divestitures and Discontinued Operations

Divestitures —In November 2009, the Company completed the sale of its oxygen therapy product line and in May 2010, the Company completed the sale of its nuclear pharmacies in the United States. In addition, in May 2010, the Company entered into a definitive agreement to sell its sleep therapy product line. This transaction is subject to customary closing conditions and is expected to close during the fourth quarter of fiscal 2010.

Discontinued Operations—On May 25, 2010, the Company entered into a definitive agreement to sell its Specialty Chemicals business for cash proceeds of $280 million. This transaction is subject to customary closing

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

conditions and is expected to close during the fourth quarter of fiscal 2010. The Company decided to sell this business because its products and customer base is not aligned with the Company’s long-term strategic objectives. This business has met the held for sale and discontinued operations criteria, and accordingly, is included in discontinued operations for all periods presented.

Financial Information—Net sales, income from operations and (loss) income on disposition of discontinued operations are as follows (dollars in millions):

	Quarters Ended		Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Net sales	$109	$102	$325	$307

Income from operations, net of income tax provision of $7, $7, $24 and $19	$12	$8	$29	$29
(Loss) income on disposition, net of income tax (benefit) provision of $(4), $—, $11 and $2	—	—	(15)	4

Income from discontinued operations, net of income taxes	$12	$8	$14	$33

During the third quarter and first nine months of fiscal 2010, the Company recorded a $4 million tax benefit and an $11 million net tax provision, respectively, in (loss) income on disposition of discontinued operations. These amounts resulted from adjustments to certain income tax liabilities related to the Plastics, Adhesives and Ludlow Coated Products businesses that were sold in fiscal 2006 prior to the Company’s separation from Tyco International Ltd.

Balance sheet information for the Specialty Chemicals business and sleep and oxygen therapy product lines classified as held for sale is as follows (dollars in millions):

	June 25, 2010	September 25, 2009
Accounts receivable trade, net	$53	$55
Inventories	65	74
Prepaid expenses and other current assets	13	25
Property, plant and equipment, net	122	123
Goodwill	25	25
Intangible assets, net	47	49
Other assets	11	6

Assets held for sale	$336	$357

Accounts payable	$24	$29
Accrued and other current liabilities	27	24
Other liabilities	61	50

Liabilities associated with assets held for sale	$112	$103

4. Restructuring Charges

In fiscal 2009, the Company launched a restructuring program designed to improve the Company’s cost structure and to deliver improved operational growth. This program includes actions across all three segments, as

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

well as corporate. The Company expects to incur charges of approximately $200 million under this program, most of which are expected to occur by the end of 2011. These charges are recorded as the specific actions required to execute on these initiatives are identified and approved. The anticipated expenditures primarily relate to employee severance and benefits. As of June 25, 2010, the Company had incurred $106 million of restructuring charges under the 2009 program since its inception. This program excludes restructuring actions associated with acquisitions.

Restructuring charges are comprised of the following:

	Quarters Ended		Nine Months Ended
(Dollars in Millions)	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
2009 program	$23	$5	$46	$17
Aspect acquisition restructuring	2	—	8	—
2007 program	—	—	2	—

Total restructuring charges	$25	$5	$56	$17

Restructuring charges (credits), including associated asset impairments, by segment are as follows:

	Quarters Ended		Nine Months Ended
(Dollars in Millions)	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Medical Devices	$6	$—	$19	$3
Pharmaceuticals	5	6	7	7
Medical Supplies	13	(1)	31	6
Corporate	1	—	(1)	1

Total restructuring charges	$25	$5	$56	$17

Restructuring activity, substantially all of which relates to employee severance and benefits, for the nine months ended June 25, 2010 is as follows:

(Dollars in Millions)	2009 Program	All Other Programs	Total
Balance at September 25, 2009	$43	$22	$65
Charges	51	4	55
Changes in estimate	(5)	6	1
Utilization	(29)	(12)	(41)
Currency translation	(1)	(3)	(4)

Balance at June 25, 2010	$59	$17	$76

Restructuring reserves are reported on the Company’s balance sheets as follows:

(Dollars in Millions)	June 25, 2010	September 25, 2009
Accrued and other current liabilities	$65	$61
Other liabilities	11	4

Restructuring reserves	$76	$65

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Earnings Per Share

The weighted average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

	Quarters Ended		Nine Months Ended
(in Millions)	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Basic shares	501	503	500	504
Effect of share options and restricted shares	3	2	5	2

Diluted shares	504	505	505	506

The computation of diluted earnings per share for the quarter and nine months ended June 25, 2010 excludes the effect of the potential exercise of options to purchase approximately 9 million and 8 million shares, respectively, because the effect would have been anti-dilutive. The computation of diluted earnings per share for the quarter and nine months ended June 26, 2009 excludes the effect of the potential exercise of options to purchase approximately 17 million and 16 million shares, respectively, because the effect would have been anti-dilutive.

6. Comprehensive Income

Comprehensive income was comprised of the following:

	Quarters Ended		Nine Months Ended
(Dollars in Millions)	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Net income	$364	$281	$1,189	$851
Currency translation	(150)	81	(364)	(289)
Unrealized gain on derivatives, net of income taxes	2	1	2	—
Unrealized loss on securities, net of income taxes	—	—	—	(5)
Change related to benefit plans, net of income taxes	(1)	(2)	1	4

Total comprehensive income	$215	$361	$828	$561

7. Inventories

Inventories were comprised of the following at the end of each period:

(Dollars in Millions)	June 25, 2010	September 25, 2009
Purchased materials and manufactured parts	$297	$285
Work in process	340	326
Finished goods	656	661

Inventories	$1,293	$1,272

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(Dollars in Millions)	Medical Devices	Pharmaceuticals	Medical Supplies	Total
Goodwill at September 25, 2009	$5,125	$506	$389	$6,020
Acquisitions	95	—	—	95
Purchase price allocation adjustment	11	—	—	11
Currency translation	(65)	2	—	(63)

Goodwill at June 25, 2010	$5,166	$508	$389	$6,063

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	June 25, 2010		September 25, 2009
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Unpatented technology	$590	$231	$581	$224
Patents and trademarks	916	369	943	349
Customer relationships	230	53	158	44
Other	256	79	168	73

Total	$1,992	$732	$1,850	$690

Non-Amortizable:
Trademarks	$352		$353

Intangible asset amortization expense for the quarters ended June 25, 2010 and June 26, 2009 was $28 million and $19 million, respectively. Intangible asset amortization expense for the nine months ended June 25, 2010 and June 26, 2009 was $83 million and $56 million, respectively. During the first quarter of fiscal 2010, the Company began including amortization expense related to unpatented and patented technology and certain other intangible assets in cost of goods sold. This amortization expense was previously included in selling, general and administrative expenses. Amortization expense for the prior periods related to these intangible assets has not been reclassified as the amounts were not significant.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Debt

Debt was comprised of the following at the end of each period:

(Dollars in Millions)	June 25, 2010	September 25, 2009
Current maturities of long-term debt:
5.2% senior notes due October 2010	$250	$—
Capital lease obligations	5	5
Other	—	25

Total	255	30
Long-term debt:
Commercial paper program	150	151
5.2% senior notes due October 2010	—	250
5.5% senior notes due October 2012	500	500
6.0% senior notes due October 2017	1,150	1,150
6.6% senior notes due October 2037	850	850
Capital lease obligations	36	41
Other	20	19

Total	2,706	2,961

Total debt	$2,961	$2,991

The fair value of the Company’s unsecured senior notes was approximately $3.110 billion and $3.068 billion at June 25, 2010 and September 25, 2009, respectively.

10. Retirement Plans

The net periodic benefit cost for the Company’s defined benefit pension plans was as follows:

	Quarters Ended		Nine Months Ended
(Dollars in Millions)	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Service cost	$5	$5	$15	$16
Interest cost	12	12	36	36
Expected return on plan assets	(10)	(10)	(31)	(30)
Amortization of prior service cost	—	—	1	1
Amortization of net actuarial loss	6	3	17	9
Settlements	5	—	5	—
Special termination benefits	—	1	—	1

Net periodic benefit cost	$18	$11	$43	$33

The net periodic benefit cost for postretirement benefit plans for the quarters and nine months ended June 25, 2010 and June 26, 2009 was not material.

11. Financial Instruments

The Company is exposed to certain risks relating to its business operations. Risks that relate to interest rate exposure, foreign exchange exposure and commodity price exposure are managed by using derivative

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

instruments. Foreign currency option and forward contracts are used to economically manage the foreign exchange exposures of operations outside the United States. Swap contracts on various commodities are periodically entered into to manage the price risk associated with forecasted purchases of commodities used in the Company’s manufacturing processes.

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet. Changes in a derivative financial instrument’s fair value are recognized in earnings unless specific hedge criteria are met. The Company has designated the interest rate lock contracts and certain commodity swap contracts as cash flow hedges. The Company has not designated the foreign currency forward and option contracts as hedging instruments.

Cash Flow Hedges

Interest Rate Exposure—During fiscal 2007, Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary of the Company, entered into a series of forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of its fixed rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated in fiscal 2007 and fiscal 2008 prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective at mitigating the risk associated with changes in interest rates. Accordingly, the loss that resulted upon termination of the rate locks was recorded in accumulated other comprehensive income and is being reclassified to interest expense over the terms of the notes. During the quarters and nine months ended June 25, 2010 and June 26, 2009, the amounts of loss reclassified from accumulated other comprehensive income to interest expense were insignificant. As of June 25, 2010, $51 million of this loss remained in accumulated other comprehensive income. The Company has not entered into any other interest rate-related derivative instruments.

Derivatives not Designated as Hedging Instruments

Foreign Exchange Exposures—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro, Japanese yen, British pound and Canadian dollar. The Company generally manages its exposure for forecasted transactions for the upcoming twelve months. All forward and option contracts are recorded on the balance sheet at fair value. At June 25, 2010, the Company had foreign currency forward and option contracts outstanding with a notional amount of $759 million. These contracts do not meet the necessary criteria to qualify for hedge accounting. Accordingly, all associated changes in fair value are recognized in earnings.

The fair value of foreign exchange forward and option contracts not designated as hedging instruments are included in the following financial statement captions in the amounts shown:

(Dollars in Millions)	June 25, 2010	September 25, 2009
Prepaid expenses and other current assets(1)	$37	$30
Accrued and other current liabilities(1)	33	49

(1)

The Company nets derivative assets and liabilities when aggregating derivative contracts for presentation in the consolidated financial statements if certain criteria are met. The table above presents such contracts on a gross basis.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The net gain (loss) on foreign exchange forward and option contracts not designated as hedging instruments and related hedged items was as follows:

	Quarters Ended		Nine Months Ended
(Dollars in Millions)	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Cost of goods sold(1)	$7	$—	$22	$—
Selling, general and administrative expenses	8	11	(1)	44

	$15	$11	$21	$44

(1)

During the first quarter of fiscal 2010, the Company began including the net gain (loss) on foreign exchange option and forward contracts, which relate to forecasted intercompany inventory transactions, in cost of goods sold. This amount was previously included in selling, general and administrative expenses. The net gain (loss) for the prior periods related to these transactions has not been reclassified as the amounts were not significant.

The following table provides a summary of the significant assets and liabilities that are measured at fair value on a recurring basis:

(Dollars in Millions)	June 25, 2010	September 25, 2009
Assets
Foreign currency contracts	$37	$30
Liabilities
Foreign currency contracts	$33	$49

The fair values of foreign currency contracts were measured using significant other observable inputs and valued by reference to over-the-counter quoted market prices for similar instruments (Level 2 under the fair value hierarchy). The Company does not believe that the fair values of these derivative instruments materially differ from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a material effect on its results of operations, financial condition or cash flows.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, amounts due from former parent and affiliates, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, investments and accounts payable approximated their carrying values at June 25, 2010 and September 25, 2009. The fair value of debt is set forth in note 9. It is not practicable to estimate the fair value of the amounts due to or from former parent and affiliates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, derivative financial instruments and accounts receivable. The Company invests its excess cash in deposits or money market funds and diversifies the concentration of cash among different

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The most significant of these payment delays relate to accounts receivable associated with the national healthcare system in Greece. In June 2010, the Greek government announced its intent to repay certain of its debt through the issuance of non-interest bearing government bonds with maturity dates ranging from 1 to 3 years. Accordingly, during the third quarter of fiscal 2010, the Company recorded a $19 million charge to write down its outstanding accounts receivable primarily associated with the national healthcare system in Greece to the estimated fair value of the cash and/or bonds it expects to receive. This charge is included within selling, general and administrative expenses. As of June 25, 2010 and September 25, 2009, accounts receivable associated with the national healthcare system in Greece amounted to $86 million and $133 million, net of reserves, respectively.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company is the primary obligor to the taxing authorities for $1.940 billion of tax liabilities that are recorded on the balance sheet at June 25, 2010, $1.364 billion of which relates to periods prior to the separation and which is shared with Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement.

Income Tax Receivables—The Company has a long-term receivable from Tyco International and Tyco Electronics of $744 million and $708 million at June 25, 2010 and September 25, 2009, respectively. This receivable, which reflects 58% of the Company’s contingent tax liabilities that are subject to the Tax Sharing Agreement, is classified as due from former parent and affiliates on the balance sheets. Adjustments to this receivable are recorded in other income. During the quarter and nine months ended June 25, 2010, the Company recorded other income of $22 million and $48 million, respectively, and corresponding increases to the receivable from Tyco International and Tyco Electronics. During the quarter and nine months ended June 26, 2009, the Company recorded other income of $7 million and $22 million, respectively, and corresponding increases to the receivable from Tyco International and Tyco Electronics.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Each reporting period, the Company evaluates the potential loss which it believes is probable as a result of its commitments under the agreements. To the extent such potential loss exceeds the amount recorded on the balance sheet, an adjustment will be required to increase the recorded liability to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon the Company’s release from its obligations under the agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. A liability of $718 million relating to these guarantees was included on the Company’s balance sheet at both June 25, 2010 and September 25, 2009.

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

Patent Litigation

Becton Dickinson and Company v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the District of Delaware on December 23, 2002. The complaint alleges that the Company’s Monoject Magellan safety needle and safety blood collector products infringe Becton Dickinson’s U.S. Patent No. 5,348,544. Following trial, on October 26, 2004, the jury returned a verdict finding that the Company willfully infringed Becton Dickinson’s patent and awarded Becton Dickinson $4 million in lost profits damages and reasonable royalty damages. In post-trial proceedings, the Company filed motions for judgment as a matter of law, or, alternatively, for a new trial. Becton Dickinson filed a post-trial motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a motion for a permanent injunction. On March 31, 2006, the trial court issued a memorandum and order on the parties’ post-trial motions denying the Company’s motion for judgment as a matter of law; granting the Company’s motion for a new trial on the issue of infringement; and denying Becton Dickinson’s motion for enhanced damages, attorneys’ fees, pre-judgment interest and post-judgment interest, and a permanent injunction. On November 30, 2007, following the new trial, a jury returned a verdict finding that the Company infringed Becton Dickinson’s patent. Before submitting the case to the jury, the district court granted judgment as a matter of law in the Company’s favor finding that the Company did not willfully infringe Becton Dickinson’s patent. The Company filed post-trial motions in the district court for judgment as a matter of law, or, in the alternative, for a new trial. Becton Dickinson filed a motion for permanent injunction. On September 11, 2008, the district court denied the Company’s motion for a new trial. On October 17, 2008 the district court denied the Company’s motion for judgment as a matter of law. On October 29, 2008, the district court awarded Becton Dickinson $58 million in damages and pre-judgment interest; ordered a post-verdict accounting for additional damages that have accrued since the trial’s conclusion; and ordered a permanent injunction precluding the Company from selling the

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Monoject Magellan safety needle products that the jury found to have infringed. The injunction took effect on December 17, 2008. The Company has appealed to the United States Court of Appeals for the Federal Circuit. Oral argument in the appeal took place on February 1, 2010. On July 29, 2010, the United States Court of Appeals for the Federal Circuit ruled in favor of the Company, reversing the judgment of the District Court and finding that the Company’s products do not infringe Becton Dickinson’s patent. As previously reported, no provision has been made in the financial statements with respect to any damage award.

Antitrust Litigation

Beginning on August 29, 2005, with Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, L.P., and Mallinckrodt Inc., 12 consumer class actions have been filed in the United States District Court for the Central District of California. In all of the complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by the Company in violation of the federal antitrust laws. The 12 complaints were subsequently consolidated into a single proceeding styled In re: Pulse Oximetry Antitrust litigation. By stipulation among the parties, six putative class representatives dismissed their claims against the Company, leaving six remaining putative class representatives as plaintiffs in the consolidated proceeding. On December 21, 2007, the district court denied the plaintiffs’ motion for class certification. On March 14, 2008, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ request for leave to appeal the district court’s denial of their motion for class certification. On July 9, 2008, the district court granted the Company’s motion for summary judgment, which resulted in the dismissal of all claims. The plaintiffs appealed both rulings to the United States Court of Appeals for the Ninth Circuit. On January 6, 2010, the Court of Appeals affirmed the district court’s order granting summary judgment dismissing all claims against the Company.

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

During the first nine months of fiscal 2009, the Company recorded legal charges totaling $36 million for the settlement of two other anti-trust cases. These charges are included in selling, general and administrative expenses.

Products Liability Litigation

Mallinckrodt Inc., a subsidiary of the Company, is one of four manufacturers of gadolinium-based contrast agents involved in litigation alleging that administration of these agents causes development of a recently identified disease, nephrogenic systemic fibrosis, in a small number of patients with advanced renal impairment. The litigation includes a federal multi-district litigation in the United States District Court for the Northern

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

District of Ohio and cases in various state courts. Generally, complaints allege design and manufacturing defects, failure to warn, breach of warranty, fraud and violations of various state consumer protection laws. The Company believes that it has meritorious defenses to these complaints and will vigorously defend against them. When appropriate, the Company settles cases. As of June 25, 2010, there were 57 cases pending in which the plaintiff has either documented or specifically alleged use of the Company’s product, Optimark. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, the Company believes that the final resolution of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of June 25, 2010, there were approximately 11,100 asbestos liability cases pending against Mallinckrodt.

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

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flow is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 25, 2010, the Company concluded that it was probable that it would incur remedial costs in the range of $177 million to $350 million. As of June 25, 2010, the Company concluded that the best estimate within this range was $193 million, of which $20 million was included in accrued and other current liabilities and $173 million was included in other liabilities on the balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

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

As of June 25, 2010, the Company estimates that the cost to comply with these proposed remediation alternatives at this site ranges from approximately $95 million to $197 million. These amounts are included in the range of aggregate environmental remedial costs described above. However, there are still significant uncertainties in the outcome of the pending litigation and the Company continues to disagree with the level of remediation outlined in the MDEP order.

The Company has also recorded asset retirement obligations (AROs) for the estimated future costs primarily associated with obligations to decommission two facilities within the Pharmaceuticals segment. As of June 25, 2010 and September 25, 2009, the Company’s AROs were $103 million and $109 million, respectively. The decrease in the AROs during the first nine months of fiscal 2010 resulted primarily from foreign currency translation, partially offset by interest accretion. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

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

On May 6, 2010, the United States District Court for the District of New Jersey preliminarily approved the settlement of Stumpf v. Tyco International Ltd., et al. for $79 million. This preliminary settlement amount is

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

subject to the liability sharing provisions of the Separation and Distribution Agreement. During the third quarter of fiscal 2010, the Company funded its $33 million portion of the settlement into an escrow account intended to be used to settle the liability. This amount is included in prepaid and other current assets on the Company’s balance sheet at June 25, 2010. This preliminary settlement is within the range of loss previously provided for during the first nine months of fiscal 2009. The court has scheduled the final approval hearing for August 25, 2010. As of June 25, 2010, there were no remaining significant litigation matters for which Covidien, Tyco International and Tyco Electronics are jointly and severally liable.

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

14. Segment Data

Selected information by business segment is presented in the following tables:

	Quarters Ended		Nine Months Ended
(Dollars in Millions)	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Net sales(1) :
Medical Devices	$1,630	$1,538	$4,942	$4,434
Pharmaceuticals	507	539	1,526	1,920
Medical Supplies	427	439	1,291	1,319

	$2,564	$2,516	$7,759	$7,673

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Quarters Ended		Nine Months Ended
(Dollars in Millions)	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Operating income:
Medical Devices	$506	$426	$1,545	$1,299
Pharmaceuticals	80	57	268	598
Medical Supplies	58	71	181	168
Corporate	(105)	(113)	(374)	(566)

	$539	$441	$1,620	$1,499

15. Subsequent Events

On June 28, 2010, CIFSA issued $500 million aggregate principal amount of 1.875% senior notes due 2013, $400 million aggregate principal amount of 2.80% senior notes due 2015 and $600 million aggregate principal amount of 4.20% senior notes due 2020. The notes are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd. The net proceeds of approximately $1.489 billion were used to finance a portion of the acquisition of ev3 Inc. discussed below.

On July 12, 2010, the Company’s Medical Devices segment acquired ev3, a developer of technologies for the endovascular treatment of peripheral vascular and neurovascular diseases, for cash of approximately $2.6 billion, net of cash acquired. The acquisition of ev3 expands the Company’s vascular intervention product offerings and presence in the vascular market. Due to the limited time since the acquisition date, the Company has not yet completed the initial accounting for this business combination. The amounts recognized for major classes of assets acquired and liabilities assumed as of the acquisition date will be provided in the Company’s Annual Report on Form 10-K for fiscal 2010.

On July 27, 2010, the Company’s Medical Devices segment completed the acquisition of Somanetics Corporation, a developer of cerebral and somatic oximetry and monitoring systems, for $250 million, net of cash acquired. The acquisition of Somanetics broadens Covidien’s oximetry and monitoring product portfolio and its presence in the operating room. Due to the limited time since the acquisition date, the Company has not yet completed the initial accounting for this business combination. The amounts recognized for major classes of assets acquired and liabilities assumed as of the acquisition date will be provided in the Company’s Annual Report on Form 10-K for fiscal 2010.

16. Covidien International Finance S.A.

CIFSA, a Luxembourg company, is a holding company that owns, directly or indirectly, substantially all of the operating subsidiaries of Covidien plc. CIFSA is the issuer of the Company’s senior notes and commercial paper and the borrower under the revolving credit facility, all of which are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd., the owners of CIFSA. Covidien plc was incorporated on January 16, 2009 and replaced Covidien Ltd. as the ultimate parent company on June 4, 2009. The following information provides the composition of the Company’s income, assets, liabilities, equity and cash flows by relevant group within the Company: Covidien plc and Covidien Ltd. as the guarantors, CIFSA as issuer of the debt and the operating companies that represent assets of CIFSA. There are no other subsidiary guarantees. Consolidating financial information for Covidien plc from the date of formation, Covidien Ltd. and CIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATING STATEMENT OF INCOME

Quarter Ended June 25, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,564	$—	$2,564
Cost of goods sold	—	—	—	1,138	—	1,138

Gross profit	—	—	—	1,426	—	1,426
Selling, general and administrative expenses	3	—	—	750	—	753
Research and development expenses	—	—	—	109	—	109
Restructuring charges	—	—	—	25	—	25

Operating (loss) income	(3)	—	—	542	—	539
Interest expense	—	—	(54)	—	—	(54)
Interest income	—	—	—	6	—	6
Other income	—	—	—	21	—	21
Equity in net income of subsidiaries	390	391	428	—	(1,209)	—
Intercompany interest and fees	(23)	(1)	17	7	—	—

Income from continuing operations before income taxes	364	390	391	576	(1,209)	512
Income tax expense	—	—	—	160	—	160

Income from continuing operations	364	390	391	416	(1,209)	352
Income from discontinued operations, net of income taxes	—	—	—	12	—	12

Net income	$364	$390	$391	$428	$(1,209)	$364

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATING STATEMENT OF INCOME

Quarter Ended June 26, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,516	$—	$2,516
Cost of goods sold	—	—	—	1,147	—	1,147

Gross profit	—	—	—	1,369	—	1,369
Selling, general and administrative expenses	1	4	—	729	—	734
Research and development expenses	—	—	—	130	—	130
Restructuring charges	—	—	—	5	—	5
In-process research and development charge	—	—	—	59	—	59

Operating (loss) income	(1)	(4)	—	446	—	441
Interest expense	—	—	(43)	—	—	(43)
Interest income	—	—	—	8	—	8
Other income	—	—	—	7	—	7
Equity in net income of subsidiaries	47	316	348	—	(711)	—
Intercompany interest and fees	(10)	(20)	11	19	—	—

Income from continuing operations before income taxes	36	292	316	480	(711)	413
Income tax expense	—	—	—	140	—	140

Income from continuing operations	36	292	316	340	(711)	273
Income from discontinued operations, net of income taxes	—	—	—	8	—	8

Net income	$36	$292	$316	$348	$(711)	$281

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended June 25, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,759	$—	$7,759
Cost of goods sold	—	—	—	3,421	—	3,421

Gross profit	—	—	—	4,338	—	4,338
Selling, general and administrative expenses	10	—	1	2,330	—	2,341
Research and development expenses	—	—	—	321	—	321
Restructuring charges	—	—	—	56	—	56

Operating (loss) income	(10)	—	(1)	1,631	—	1,620
Interest expense	—	—	(140)	—	—	(140)
Interest income	—	—	—	17	—	17
Other income	—	—	—	49	—	49
Equity in net income of subsidiaries	1,269	1,272	1,364	—	(3,905)	—
Intercompany interest and fees	(70)	(3)	49	24	—	—

Income from continuing operations before income taxes	1,189	1,269	1,272	1,721	(3,905)	1,546
Income tax expense	—	—	—	371	—	371

Income from continuing operations	1,189	1,269	1,272	1,350	(3,905)	1,175
Income from discontinued operations, net of income taxes	—	—	—	14	—	14

Net income	$1,189	$1,269	$1,272	$1,364	$(3,905)	$1,189

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended June 26, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,673	$—	$7,673
Cost of goods sold	—	—	—	3,439	—	3,439

Gross profit	—	—	—	4,234	—	4,234
Selling, general and administrative expenses	1	15	1	2,119	—	2,136
Research and development expenses	—	—	—	320	—	320
Restructuring charges	—	—	—	17	—	17
In-process research and development charges	—	—	—	79	—	79
Shareholder settlements	—	—	—	183	—	183

Operating (loss) income	(1)	(15)	(1)	1,516	—	1,499
Interest expense	—	—	(131)	—	—	(131)
Interest income	—	—	1	19	—	20
Other income	—	10	—	12	—	22
Equity in net income of subsidiaries	47	947	1,047	—	(2,041)	—
Intercompany interest and fees	(10)	(80)	31	59	—	—

Income from continuing operations before income taxes	36	862	947	1,606	(2,041)	1,410
Income tax expense	—	—	—	592	—	592

Income from continuing operations	36	862	947	1,014	(2,041)	818
Income from discontinued operations, net of income taxes	—	—	—	33	—	33

Net income	$36	$862	$947	$1,047	$(2,041)	$851

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

At June 25, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$242	$1,881	$—	$2,123
Accounts receivable trade, net	—	—	—	1,572	—	1,572
Inventories	—	—	—	1,293	—	1,293
Intercompany receivable	1	190	—	22	(213)	—
Shareholder settlement receivable	—	—	—	61	—	61
Prepaid expenses and other current assets	1	—	—	857	—	858
Assets held for sale	—	—	—	336	—	336

Total current assets	2	190	242	6,022	(213)	6,243
Property, plant and equipment, net	1	—	—	2,530	—	2,531
Goodwill	—	—	—	6,063	—	6,063
Intangible assets, net	—	—	—	1,612	—	1,612
Due from former parent and affiliates	—	—	—	744	—	744
Investment in subsidiaries	9,246	9,659	6,841	—	(25,746)	—
Intercompany loans receivable	—	94	9,538	4,047	(13,679)	—
Other assets	—	—	16	590	—	606

Total Assets	$9,249	$9,943	$16,637	$21,608	$(39,638)	$17,799

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$250	$5	$—	$255
Accounts payable	—	—	—	500	—	500
Intercompany payable	22	—	—	191	(213)	—
Shareholder settlement liability	—	—	—	104	—	104
Accrued and other current liabilities	—	—	36	1,276	—	1,312
Liabilities associated with assets held for sale	—	—	—	112	—	112

Total current liabilities	22	—	286	2,188	(213)	2,283
Long-term debt	—	—	2,645	61	—	2,706
Income taxes payable	—	—	—	1,909	—	1,909
Guaranteed contingent tax liabilities	—	—	—	718	—	718
Intercompany loans payable	478	697	4,047	8,457	(13,679)	—
Other liabilities	—	—	—	1,434	—	1,434

Total Liabilities	500	697	6,978	14,767	(13,892)	9,050
Shareholders’ Equity	8,749	9,246	9,659	6,841	(25,746)	8,749

Total Liabilities and Shareholders’ Equity	$9,249	$9,943	$16,637	$21,608	$(39,638)	$17,799

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

At September 25, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$—	$135	$1,331	$—	$1,467
Accounts receivable trade, net	—	—	—	1,669	—	1,669
Inventories	—	—	—	1,272	—	1,272
Intercompany receivable	—	156	—	21	(177)	—
Shareholder settlement receivable	—	—	—	62	—	62
Prepaid expenses and other current assets	4	—	—	832	—	836
Assets held for sale	—	—	—	357	—	357

Total current assets	5	156	135	5,544	(177)	5,663
Property, plant and equipment, net	—	—	—	2,542	—	2,542
Goodwill	—	—	—	6,020	—	6,020
Intangible assets, net	—	—	—	1,513	—	1,513
Due from former parent and affiliates	—	—	—	708	—	708
Investment in subsidiaries	8,335	8,745	13,189	—	(30,269)	—
Intercompany loans receivable	—	94	9,193	10,816	(20,103)	—
Other assets	—	—	16	677	—	693

Total Assets	$8,340	$8,995	$22,533	$27,820	$(50,549)	$17,139

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$—	$30	$—	$30
Accounts payable	—	1	—	470	—	471
Intercompany payable	21	—	—	156	(177)	—
Shareholder settlement liability	—	—	—	106	—	106
Accrued and other current liabilities	91	1	76	1,410	—	1,578
Liabilities associated with assets held for sale	—	—	—	103	—	103

Total current liabilities	112	2	76	2,275	(177)	2,288
Long-term debt	—	—	2,896	65	—	2,961
Income taxes payable	—	—	—	1,768	—	1,768
Guaranteed contingent tax liabilities	—	—	—	718	—	718
Intercompany loans payable	227	658	10,816	8,402	(20,103)	—
Other liabilities	—	—	—	1,403	—	1,403

Total Liabilities	339	660	13,788	14,631	(20,280)	9,138
Shareholders’ Equity	8,001	8,335	8,745	13,189	(30,269)	8,001

Total Liabilities and Shareholders’ Equity	$8,340	$8,995	$22,533	$27,820	$(50,549)	$17,139

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 25, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(8)	$(39)	$(119)	$1,641	$—	$1,475

Cash Flows From Investing Activities:
Capital expenditures	(1)	—	—	(272)	—	(273)
Acquisition-related payments, net of cash acquired	—	—	—	(189)	—	(189)
Acquisition of licenses and technology	—	—	—	(70)	—	(70)
Interest in class action settlement fund	—	—	—	(33)	—	(33)
Divestitures	—	—	—	18	—	18
Net increase in intercompany loans	—	—	(7,115)	—	7,115	—
Sale of investments	—	—	—	7	—	7
Other	—	—	—	6	—	6

Net cash used in continuing investing activities	(1)	—	(7,115)	(533)	7,115	(534)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(1)	—	—	(1)
Repayment of debt	—	—	—	(87)	—	(87)
Dividends paid	(270)	—	—	—	—	(270)
Repurchase of shares	(78)	—	—	—	—	(78)
Proceeds from exercise of share options	105	—	—	—	—	105
Net intercompany loan borrowings	251	39	—	6,825	(7,115)	—
Intercompany dividend received (paid)	—	—	7,353	(7,353)	—	—
Other	—	—	(11)	7	—	(4)

Net cash provided by (used in) continuing financing activities	8	39	7,341	(608)	(7,115)	(335)

Discontinued Operations:
Net cash provided by discontinued operating activities	—	—	—	43	—	43
Net cash used in discontinued investing activities	—	—	—	(9)	—	(9)

Net cash provided by discontinued operations	—	—	—	34	—	34

Effect of currency rate changes on cash	—	—	—	16	—	16

Net (decrease) increase in cash and cash equivalents	(1)	—	107	550	—	656
Cash and cash equivalents at beginning of period	1	—	135	1,331	—	1,467

Cash and cash equivalents at end of period	$—	$—	$242	$1,881	$—	$2,123

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 26, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$—	$(99)	$(141)	$1,430	$—	$1,190

Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(272)	—	(272)
Acquisition-related payments, net of cash acquired	—	—	—	(543)	—	(543)
Acquisition of licenses and technology	—	—	—	(47)	—	(47)
Divestitures	—	—	—	7	—	7
Sale of investments	—	—	—	23	—	23
Net increase in intercompany loans	—	—	(22)	—	22	—
Other	—	—	—	(1)	—	(1)

Net cash used in continuing investing activities	—	—	(22)	(833)	22	(833)

Cash Flows From Financing Activities:
Net issuance of commercial paper	—	—	23	—	—	23
Repayment of debt	—	—	—	(18)	—	(18)
Dividends paid	—	(242)	—	—	—	(242)
Repurchase of common shares	—	(76)	—	—	—	(76)
Proceeds from exercise of share options	1	8	—	—	—	9
Net intercompany loan borrowings (repayments)	—	378	—	(356)	(22)	—
Other	3	31	(1)	(33)	—	—

Net cash provided by (used in) continuing financing activities	4	99	22	(407)	(22)	(304)

Discontinued Operations:
Net cash provided by discontinued operating activities	—	—	—	21	—	21
Net cash used in discontinued investing activities	—	—	—	(16)	—	(16)

Net cash provided by discontinued operations	—	—	—	5	—	5

Effect of currency rate changes on cash	—	—	—	(45)	—	(45)

Net increase (decrease) in cash and cash equivalents	4	—	(141)	150	—	13
Cash and cash equivalents at beginning of period	—	—	181	1,027	—	1,208

Cash and cash equivalents at end of period	$4	$—	$40	$1,177	$—	$1,221

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the accompanying notes included in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in both our Annual Report on Form 10-K for the fiscal year ended September 25, 2009 and in this Quarterly Report.

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

•	Pharmaceuticals includes the development, manufacture and distribution of specialty pharmaceuticals, active pharmaceutical ingredients, contrast products and radiopharmaceuticals.

•	Medical Supplies includes the development, manufacture and sale of nursing care products, medical surgical products, SharpSafety products and original equipment manufacturer (OEM) products.

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

In November 2009, we completed the sale of our oxygen therapy product line and in May 2010, we completed the sale of our nuclear pharmacies in the United States. In addition, in May 2010, we entered into definitive agreements to sell both our sleep therapy product line and our Specialty Chemicals business. These transactions are subject to customary closing conditions and are expected to close during the fourth quarter of fiscal 2010. Only the Specialty Chemicals business was considered to have the characteristics of a discontinued operation and, accordingly the financial statements only classify this business as discontinued operations for all periods presented.

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

Subsequent to the end of the quarter, in July 2010, our Medical Devices segment acquired ev3 Inc., a developer of technologies for the endovascular treatment of peripheral vascular and neurovascular diseases, for cash of approximately $2.6 billion, net of cash acquired. The acquisition of ev3 expands our vascular intervention product offerings and presence in the vascular market.

In addition, subsequent to the end of the quarter, in July 2010, our Medical Devices segment acquired Somanetics Corporation, a developer of cerebral and somatic oximetry and monitoring systems, for $250 million, net of cash acquired. The acquisition of Somanetics broadens our oximetry and monitoring product portfolio and our presence in the operating room.

Restructuring Initiative

In fiscal 2009, we launched a restructuring program designed to improve our cost structure and to deliver improved operational growth. This program includes actions across all three segments, as well as corporate. We expect to incur charges of approximately $200 million under this program, most of which are expected to occur by the end of 2011. These charges are recorded as the specific actions required to execute on these initiatives are identified and approved. The anticipated expenditures primarily relate to employee severance and benefits. As of June 25, 2010, we had incurred $106 million of restructuring charges under this program since its inception. This program excludes restructuring actions associated with acquisitions. In addition to continuing to incur charges under the 2009 program, we also expect to incur additional charges as restructuring actions stemming from recent acquisitions are implemented.

Results of Operations

Quarters and Nine Months Ended June 25, 2010 and June 26, 2009

The following table presents results of operations, including percentage of net sales:

	Quarters Ended				Nine Months Ended
(Dollars in Millions)	June 25, 2010		June 26, 2009		June 25, 2010		June 26, 2009
Net sales	$2,564	100.0%	$2,516	100.0%	$7,759	100.0%	$7,673	100.0%
Cost of goods sold	1,138	44.4	1,147	45.6	3,421	44.1	3,439	44.8

Gross profit	1,426	55.6	1,369	54.4	4,338	55.9	4,234	55.2
Selling, general and administrative expenses	753	29.4	734	29.2	2,341	30.2	2,136	27.8
Research and development expenses	109	4.3	130	5.2	321	4.1	320	4.2
Restructuring charges	25	1.0	5	0.2	56	0.7	17	0.2
In-process research and development charges	—	—	59	2.3	—	—	79	1.0
Shareholder settlements	—	—	—	—	—	—	183	2.4

Operating income	539	21.0	441	17.5	1,620	20.9	1,499	19.5
Interest expense	(54)	(2.1)	(43)	(1.7)	(140)	(1.8)	(131)	(1.7)
Interest income	6	0.2	8	0.3	17	0.2	20	0.3
Other income	21	0.8	7	0.3	49	0.6	22	0.3

Income from continuing operations before income taxes	512	20.0	413	16.4	1,546	19.9	1,410	18.4
Income tax expense	160	6.2	140	5.6	371	4.8	592	7.7

Income from continuing operations	352	13.7	273	10.9	1,175	15.1	818	10.7
Income from discontinued operations, net of income taxes	12	0.5	8	0.3	14	0.2	33	0.4

Net income	$364	14.2	$281	11.2	$1,189	15.3	$851	11.1

Net sales—Our net sales in the third quarter of fiscal 2010 increased $48 million, or 2%, to $2.564 billion, compared with $2.516 billion in the third quarter of fiscal 2009. Our net sales for the first nine months of fiscal 2010 increased $86 million, or 1%, to $7.759 billion, compared with $7.673 billion in the first nine months of fiscal 2009. Favorable currency exchange rate fluctuations resulted in increases in net sales of $10 million and $218 million for the third quarter and first nine months of fiscal 2010, respectively. The comparative prior year nine months includes $354 million of sales of oxycodone hydrochloride extended-release tablets sold under a license agreement, which ended during the second quarter of fiscal 2009. The remaining sales increases for both periods were driven by sales growth within our Medical Devices segment, partially offset by decreased sales within both our Pharmaceuticals and Medical Supplies segments.

Net sales generated by our businesses in the United States were $1.413 billion and $1.414 billion for the third quarter of fiscal 2010 and 2009, respectively, and $4.222 billion and $4.508 billion for the first nine months of fiscal 2010 and 2009, respectively. Our non-U.S. businesses generated net sales of $1.151 billion and $1.102 billion for the third quarter of fiscal 2010 and 2009, respectively, and $3.537 billion and $3.165 billion for the first nine months of fiscal 2010 and 2009, respectively. Our business outside the United States accounted for approximately 45% and 44% of our net sales for the third quarter of fiscal 2010 and 2009, respectively, and 46% and 41% for the first nine months of fiscal 2010 and 2009, respectively. The increase in the proportion of non-U.S. sales in the first nine months of fiscal 2010, compared to the comparative prior year period was largely attributable to the absence of sales of oxycodone hydrochloride extended-release tablets in the United States in fiscal 2010.

Net sales by geographic area are shown in the following table:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth(1)
(Dollars in Millions)	June 25, 2010	June 26, 2009
U.S.	$1,413	$1,414	—%	—%	—%
Other Americas	160	143	12	12	—
Europe	637	642	(1)	(5)	4
Asia-Pacific	354	317	12	7	5

	$2,564	$2,516	2	—	2

	Nine Months Ended		Percentage Change	Currency Impact	Operational Growth(1)
(Dollars in Millions)	June 25, 2010	June 26, 2009
U.S.	$4,222	$4,508	(6)%	—%	(6)%
Other Americas	483	391	24	15	9
Europe	2,007	1,854	8	4	4
Asia-Pacific	1,047	920	14	9	5

	$7,759	$7,673	1	3	(2)

(1)

Operational growth, a non-GAAP financial measure, measures the change in sales between current and prior year periods using a constant currency, the exchange rate in effect during the applicable prior year period. We have provided this non-GAAP financial measure because we believe it provides meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses this non-GAAP financial measure, in addition to GAAP financial measures, to evaluate our operating results. It is also one of the performance metrics that determines management incentive compensation. This non-GAAP financial measure should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with GAAP.

Costs of goods sold—Cost of goods sold was 44.4% and 44.1% of net sales in the third quarter and first nine months of fiscal 2010, respectively, compared with 45.6% and 44.8% of net sales in the third quarter and first nine months of fiscal 2009. The decreases in cost of goods sold as a percent of net sales for both fiscal 2010 periods were primarily attributable to favorable sales mix and increased sales volume in the Medical Devices segment. However, the decrease in the first nine months of fiscal 2010, compared to the comparative prior year period was partially offset by the absence of sales of oxycodone hydrochloride extended-release tablets during the current period, which resulted in an increase of 2.1 percentage points.

Selling, general and administrative expenses—Selling, general and administrative expenses in the third quarter of fiscal 2010 increased $19 million, or 3%, to $753 million, compared with $734 million in the third quarter of fiscal 2009. Increased bad debt expense during the current quarter, primarily attributable to a $19 million charge to write down our accounts receivable associated with the national healthcare system in Greece, and increased spending to support new product launches, were partially offset by decreased legal costs.

Selling, general and administrative expenses in the first nine months of fiscal 2010 increased $205 million, or 10%, to $2.341 billion, compared with $2.136 billion in the same prior year period. The increases in selling, general and administrative expenses for the first nine months of fiscal 2010, compared to the same prior year period was primarily due to increased costs resulting from recent acquisitions and planned increases in selling and marketing expense.

Research and development expenses—Research and development expense decreased $21 million, or 16%, to $109 million in the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009 and increased $1 million to $321 million, in the first nine months of fiscal 2010, compared with the same prior year period.

Both prior year periods include $30 million of up front fees and milestone payments for licensing arrangements entered into by our Pharmaceuticals segment. The remaining increases of $9 million and $31 million for the current quarter and first nine months of fiscal 2010, compared to the respective prior year periods, primarily resulted from additional spending within our Medical Devices segment. As a percentage of our net sales, research and development expense was 4.3% and 4.1% for the third quarter and first nine months of fiscal 2010, respectively, compared with 5.2% and 4.2% for the third quarter and first nine months of fiscal 2009.

Restructuring charges—During the third quarter and first nine months of fiscal 2010, we recorded restructuring charges of $25 million and $56 million, respectively, primarily related to severance costs across all segments. During the third quarter and first nine months of fiscal 2009 we recorded restructuring charges of $5 million and $17 million, respectively. Charges incurred in the prior year quarter primarily related to severance costs within our Pharmaceuticals segment, while charges incurred in the prior year nine month period related to severance costs for both our Pharmaceuticals and Medical Supplies segments.

In-process research and development charges—During the third quarter of fiscal 2009, our Medical Devices segment recorded a charge of $59 million for the write-off of in-process research and development associated with the acquisition of VNUS Medical Technologies, Inc. (VNUS). This charge relates to an alternative minimally invasive device for the treatment of varicose veins and venous reflux that VNUS is developing, which has not yet received regulatory approval. As of the date of acquisition, this technology was not considered to be technologically feasible or to have any alternative future use. Design, testing, clinical trials and regulatory submission are required in order to bring the project to completion. If the device receives regulatory approval, we anticipate that it will occur in fiscal 2013 and be released to the market shortly thereafter. Management determined the valuation of the in-process research and development using, among other factors, appraisals. The value was based primarily on the discounted cash flow method and was discounted at a 31% rate, which was considered commensurate with the project’s risks and stage of development. Future residual cash flows that could be generated from the project were determined based upon management’s estimate of future revenue and expected profitability of the project and technology involved. These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the project to completion. There is no assurance that the underlying assumptions used to prepare the discounted cash flow analysis will not change or that the timely completion of the project to commercial success will occur. Actual results may differ from our estimates due to the inherent uncertainties associated with research and development projects. In addition to this $59 million charge, during the first nine months of fiscal 2009, our Medical Devices segment recorded a charge of $20 million for the write-off of in-process research and development associated with the acquisition of intellectual property.

Shareholder settlements—During the first nine months of fiscal 2009, we recorded charges totaling $183 million for our portion of Tyco International’s legal settlements with certain shareholders and our portion of the estimated cost to settle all of the remaining securities cases outstanding at that time. This amount included a charge for our portion of the estimated cost to settle Stumpf v. Tyco International Ltd., et al. During the third quarter of fiscal 2010, the court preliminarily approved the settlement of the Stumpf case for an amount that was within the range of loss previously provided for during the first nine months of fiscal 2009.

Operating income—In the third quarter of fiscal 2010, operating income increased $98 million to $539 million, compared with operating income of $441 million in the third quarter of fiscal 2009. The increase in operating income for the third quarter of fiscal 2010, compared with the same prior year period was primarily due to the absence of a $59 million in-process research and development charge and $30 million of up front fees and milestones payments for licensing arrangements incurred in the prior year. These increases in operating income were partially offset by $20 million of incremental restructuring charges and a $19 million charge to write-down our accounts receivable primarily associated with the national healthcare system in Greece. The remaining $48 million increase in operating income primarily resulted from favorable sales mix, increased sales volume and a decrease in legal costs, partially offset by increased costs related to acquisitions and new product launches.

In the first nine months of fiscal 2010, operating income increased $121 million to $1.620 billion, compared with operating income of $1.499 billion in the first nine months of fiscal 2009. Operating income for the first nine months of fiscal 2009 included $345 million of gross profit on sales of oxycodone hydrochloride extended-release tablets, $183 million of shareholder settlement charges and $79 million of in-process research and development charges. The remaining $204 million increase in operating income was primarily due to favorable sales mix and increased sales volume within our Medical Devices segment, partially offset by increased costs related to acquisitions and new product launches and $39 million of incremental restructuring charges.

Analysis of Operating Results by Segment

Net sales by segment are shown in the following table:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 25, 2010	June 26, 2009
Medical Devices	$1,630	$1,538	6%	1%	5%
Pharmaceuticals	507	539	(6)	—	(6)
Medical Supplies	427	439	(3)	(1)	(2)

	$2,564	$2,516	2	—	2

	Nine Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 25, 2010	June 26, 2009
Medical Devices	$4,942	$4,434	11%	4%	7%
Pharmaceuticals	1,526	1,920	(21)	1	(22)
Medical Supplies	1,291	1,319	(2)	1	(3)

	$7,759	$7,673	1	3	(2)

Operating income by segment and as a percentage of segment net sales is shown in the following table:

	Quarters Ended				Nine Months Ended
(Dollars in Millions)	June 25, 2010		June 26, 2009		June 25, 2010		June 26, 2009
Medical Devices	$506	31.0%	$426	27.7%	$1,545	31.3%	$1,299	29.3%
Pharmaceuticals	80	15.8	57	10.6	268	17.6	598	31.1
Medical Supplies	58	13.6	71	16.2	181	14.0	168	12.7
Corporate	(105)		(113)		(374)		(566)

	$539	21.0	$441	17.5	$1,620	20.9	$1,499	19.5

Medical Devices

Net sales for Medical Devices by groups of products and by geography for the third quarter of fiscal 2010 are as follows:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 25, 2010	June 26, 2009
Endomechanical Instruments	$533	$512	4%	—%	4%
Soft Tissue Repair Products	209	209	—	—	—
Energy Devices	252	222	14	1	13
Oximetry & Monitoring Products	189	155	22	1	21
Airway & Ventilation Products	178	189	(6)	—	(6)
Vascular Products	175	143	22	1	21
Other Products	94	108	(13)	6	(19)

	$1,630	$1,538	6	1	5

U.S.	$685	$638	7%	—%	7%
Non-U.S.	945	900	5	1	4

	$1,630	$1,538	6	1	5

Net sales for the third quarter of fiscal 2010 increased $92 million to $1.630 billion, compared with $1.538 billion for the third quarter of fiscal 2009. Favorable currency exchange fluctuations positively impacted net sales for the segment by $12 million. The remaining increase in net sales for the segment was driven by increased sales of Oximetry & Monitoring Products, Vascular Products, Energy Devices and Endomechanical Instruments. The increases in sales for Oximetry & Monitoring Products and Vascular Products were primarily due to the acquisitions of Aspect and VNUS, respectively, which together resulted in an additional $54 million in net sales for the segment. The increase in Energy Devices sales resulted primarily from higher sales volume of vessel sealing products in the United States and Europe. The increase in sales of Endomechanical Instruments was driven by higher sales volume of stapling devices primarily in Japan and Europe. The decrease in sales of Airway & Ventilation Products was primarily due to lower sales of sleep products as a result of the divestiture of the diagnostics product line in the fourth quarter of fiscal 2009. In addition, net sales for the segment decreased $20 million due to the divestiture of our oxygen therapy product line, which is included in Other Products.

Operating income for the third quarter of fiscal 2010 increased $80 million to $506 million, compared with $426 million for the third quarter of fiscal 2009. Our operating margin was 31.0% for the quarter ended June 25, 2010, compared with 27.7% for the quarter ended June 26, 2009. The prior year period includes an in-process research and development charge of $59 million. The remaining $21 million increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above, partially offset by increased bad debt expense, largely attributable to a $19 million charge to write-down our accounts receivable primarily associated with the national healthcare system in Greece and increased costs related to acquisitions, particularly selling, general and administrative expenses.

Net sales for Medical Devices by groups of products and by geography for the first nine months of fiscal 2010 are as follows:

	Nine Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 25, 2010	June 26, 2009
Endomechanical Instruments	$1,604	$1,461	10%	5%	5%
Soft Tissue Repair Products	641	600	7	4	3
Energy Devices	733	635	15	3	12
Oximetry & Monitoring Products	563	470	20	3	17
Airway & Ventilation Products	585	551	6	4	2
Vascular Products	521	407	28	3	25
Other Products	295	310	(5)	7	(12)

	$4,942	$4,434	11	4	7

U.S.	$2,035	$1,858	10%	—%	10%
Non-U.S.	2,907	2,576	13	7	6

	$4,942	$4,434	11	4	7

Net sales for the first nine months of fiscal 2010 increased $508 million to $4.942 billion, compared with $4.434 billion for the first nine months of fiscal 2009. Favorable currency exchange fluctuations positively impacted net sales for the segment by $185 million. The remaining increase in net sales for the segment was driven by increased sales across all major product groups. The increases in sales for Vascular Products and Oximetry & Monitoring Products were primarily due to the acquisitions of VNUS and Aspect, respectively, which together resulted in an additional $155 million in net sales for the segment. The increase in sales of Endomechanical Instruments was primarily driven by continued demand for our stapling devices and laparoscopic instruments. The increase in Energy Devices net sales resulted primarily from higher sales volume of vessel sealing products, while the increase in sales for Soft Tissue Repair Products was primarily attributable to hernia mesh products. The increase in sales of Airway & Ventilation Products was primarily due to increased ventilator sales. This increase was partially offset by lower sales of sleep products as a result of the divestiture of the diagnostics product line. Finally, sales decreased $43 million due to the divestiture of our oxygen therapy product line, which is included in Other Products.

Operating income for the first nine months of fiscal 2010 increased $246 million to $1.545 billion, compared with $1.299 billion for the first nine months of fiscal 2009. Our operating margin was 31.3% for the first nine months of fiscal 2010, compared with 29.3% for the first nine months of fiscal 2009. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above, partially offset by increased costs related to acquisitions, primarily selling, general and administrative expenses.

Pharmaceuticals

Net sales for Pharmaceuticals by groups of products and by geography for the third quarter of fiscal 2010 are as follows:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 25, 2010	June 26, 2009
Specialty Pharmaceuticals	$127	$138	(8)%	—%	(8)%
Active Pharmaceutical Ingredients	103	107	(4)	(2)	(2)
Contrast Products	150	149	1	2	(1)
Radiopharmaceuticals	127	145	(12)	—	(12)

	$507	$539	(6)	—	(6)

U.S.	$352	$391	(10)%	—%	(10)%
Non-U.S.	155	148	5	—	5

	$507	$539	(6)	—	(6)

Net sales for the third quarter of fiscal 2010 decreased $32 million, or 6%, to $507 million, compared with $539 million for the third quarter of fiscal 2009. This decrease primarily resulted from a decline in Radiopharmaceuticals and Specialty Pharmaceuticals net sales. The decrease in Radiopharmaceuticals sales resulted from the divestiture of our nuclear pharmacies within the United States in late May 2010, partially offset by increased sales of thallium. The decrease in Specialty Pharmaceuticals sales was attributable to a decline in sales of generic pharmaceuticals, primarily oxycodone, resulting from aggressive price competition. These decreases were partially offset by increased sales of branded pharmaceuticals largely attributable to the launch of EXALGO (hydromorphone HCL extended release) in late April 2010. This increase in branded pharmaceuticals sales was partially offset by a decline in sales of Restoril, for which our patent recently expired.

Operating income for the third quarter of fiscal 2010 increased $23 million to $80 million, compared with $57 million for the third quarter of fiscal 2009. Our operating margin was 15.8% for the third quarter of fiscal 2010, compared with 10.6% for the third quarter of fiscal 2009. The prior year comparative quarter includes the unfavorable effect of $30 million of up front fees and milestone payments for licensing arrangements since regulatory approval for the related products had not yet been obtained. The remaining $7 million decrease in operating income was primarily due to the decrease in gross profit resulting from the overall segment sales decline discussed above and increased selling and marketing expenses to support our new branded product launches, partially offset by lower legal costs in the current quarter.

Net sales for Pharmaceuticals by groups of products and by geography for the first nine months of fiscal 2010 are as follows:

	Nine Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 25, 2010	June 26, 2009
Specialty Pharmaceuticals	$373	$780	(52)%	—%	(52)%
Active Pharmaceutical Ingredients	302	315	(4)	1	(5)
Contrast Products	437	432	1	4	(3)
Radiopharmaceuticals	414	393	5	1	4

	$1,526	$1,920	(21)	1	(22)

U.S.	$1,057	$1,494	(29)%	—%	(29)%
Non-U.S.	469	426	10	6	4

	$1,526	$1,920	(21)	1	(22)

Net sales for the first nine months of fiscal 2010 decreased $394 million, or 21%, to $1.526 billion, compared with $1.920 billion for the first nine months of fiscal 2009. The decrease primarily resulted from the absence of $354 million of sales of oxycodone hydrochloride extended-release tablets in the current period. These tablets had previously been sold under a license agreement that ended during the second quarter of fiscal 2009. The remaining $40 million decrease primarily resulted from a decline in Specialty Pharmaceuticals sales largely attributable to aggressive price competition and, to a lesser extent, to lower sales of branded pharmaceuticals, primarily Restoril. This decrease was partially offset by favorable currency translation of $26 million and an increase in Radiopharmaceutical generator sales.

Operating income for the first nine months of fiscal 2010 decreased $330 million to $268 million, compared with $598 million for the first nine months of fiscal 2009. Our operating margin was 17.6% for the first nine months of fiscal 2010, compared with 31.1% for the first nine months of fiscal 2009. The decrease in operating income and margin was primarily due to the impact of $345 million of operating income in the comparative prior year period resulting from sales of oxycodone hydrochloride extended-release tablets. In addition, the prior year comparative period includes the unfavorable effect of $30 million of up front fees and milestone payments for licensing arrangements. The remaining $15 million decrease in operating income was primarily due to the decrease in gross profit resulting from the overall segment sales decline discussed above and increased selling and marketing expenses to support new branded product launches, partially offset by lower legal costs in the current period.

Medical Supplies

Net sales for Medical Supplies by groups of products and geography for the third quarter of fiscal 2010 are as follows:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 25, 2010	June 26, 2009
Nursing Care Products	$194	$199	(3)%	(1)%	(2)%
Medical Surgical Products	102	104	(2)	(2)	—
SharpSafety Products	77	83	(7)	1	(8)
Original Equipment Manufacturer (OEM) Products	54	53	2	1	1

	$427	$439	(3)	(1)	(2)

U.S.	$376	$385	(2)%	—%	(2)%
Non-U.S.	51	54	(6)	(4)	(2)

	$427	$439	(3)	(1)	(2)

Net sales for the third quarter of fiscal 2010 decreased $12 million, or 3%, to $427 million, compared with $439 million for the third quarter of fiscal 2009. The decrease in net sales for the segment was driven by a decline in sales of SharpSafety and Nursing Care Products primarily resulting from increased competition.

Operating income for the third quarter of fiscal 2010 decreased $13 million to $58 million, compared with $71 million for the third quarter of fiscal 2009. Our operating margin was 13.6% for the third quarter of fiscal 2010, compared with 16.2% for the third quarter of fiscal 2009. The decrease in operating income and margin resulted from increased restructuring charges of $14 million. In addition, lower gross profit on the decreased sales discussed above was offset by lower selling and marketing expenses primarily attributable to savings from restructuring actions.

Net sales for Medical Supplies by groups of products and geography for the first nine months of fiscal 2010 are as follows:

	Nine Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 25, 2010	June 26, 2009
Nursing Care Products	$586	$596	(2)%	—%	(2)%
Medical Surgical Products	311	313	(1)	1	(2)
SharpSafety Products	240	252	(5)	—	(5)
Original Equipment Manufacturer (OEM) Products	154	158	(3)	—	(3)

	$1,291	$1,319	(2)	1	(3)

U.S.	$1,130	$1,156	(2)%	—%	(2)%
Non-U.S.	161	163	(1)	5	(6)

	$1,291	$1,319	(2)	1	(3)

Net sales for the first nine months of fiscal 2010 decreased $28 million, or 2%, to $1.291 billion, compared with $1.319 billion for the first nine months of fiscal 2009. The decrease resulted from lower sales across all product lines, most notably Nursing Care and SharpSafety Products. The decline in sales of Nursing Care Products was largely driven by decreased sales of traditional wound care products. The sales decrease in SharpSafety Products resulted from a decline in both sharps disposal products and needles and syringes due to increased competition and the exit of these product lines in Europe in the prior year.

Operating income for the first nine months of fiscal 2010 increased $13 million to $181 million, compared with $168 million for the first nine months of fiscal 2009. Our operating margin was 14.0% for the first nine months of fiscal 2010, compared with 12.7% for the first nine months of fiscal 2009. The increase in operating income and margin was primarily due to decreased manufacturing costs and lower selling and marketing expenses primarily attributable to savings from restructuring actions. However, these cost savings were partially offset by increased restructuring charges of $25 million.

Corporate

Corporate expense decreased $8 million to $105 million for the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009 and decreased $192 million to $374 million for the first nine months of fiscal 2010, compared with the first nine months of fiscal 2009. Corporate expense for the first nine months of fiscal 2009 includes charges totaling $183 million for our portion of Tyco International’s legal settlements with certain shareholders and our portion of the estimated cost to settle all of the remaining securities cases.

Non-Operating Items

Interest Expense and Interest Income

During the third quarters of fiscal 2010 and 2009, interest expense was $54 million and $43 million, respectively. During the first nine months of fiscal 2010 and 2009, interest expense was $140 million and $131 million, respectively. Interest expense for both current year periods includes $11 million of fees associated with the bridge financing obtained in early June 2010, in connection with the acquisition of ev3. No amount was drawn down under this bridge facility since as discussed in “Liquidity and Capital Resources—Capitalization,” permanent financing was put in place in late June 2010 prior to the close of the ev3 acquisition. We anticipate that the issuance of $1.5 billion in senior notes subsequent to the end of the quarter will result in additional interest expense of approximately $45 million on an annualized basis.

During the third quarters of fiscal 2010 and 2009, interest income was $6 million and $8 million, respectively. During the first nine months of fiscal 2010 and 2009, interest income was $17 million and $20 million, respectively.

Other Income

During the third quarter and first nine months of fiscal 2010, we recorded other income of $21 million and $49 million, respectively. These amounts include income of $22 million and $48 million and corresponding increases to our receivable from Tyco International and Tyco Electronics for the third quarter and first nine months of fiscal 2010, respectively. These amounts reflect 58% of interest and other income taxes payable recorded during each period that will be covered under the Tax Sharing Agreement.

During the third quarter and first nine months of fiscal 2009, we recorded other income of $7 million and $22 million, respectively and corresponding increases to our receivable from Tyco International and Tyco Electronics. These amounts also reflect 58% of interest and other income taxes payable recorded during each period that will be covered under the Tax Sharing Agreement.

Income Taxes

Income tax expense was $160 million and $140 million on income from continuing operations before income taxes of $512 million and $413 million for the third quarters of fiscal 2010 and 2009, respectively. This resulted in effective tax rates of 31.3% and 33.9% for the third quarters of fiscal 2010 and 2009, respectively. The decrease in the effective tax rate for the third quarter of fiscal 2010, compared to the comparative prior year quarter resulted primarily from the implementation of our tax planning strategies and an increase in earnings in lower tax jurisdictions.

Income tax expense was $371 million and $592 million on income from continuing operations before income taxes of $1.546 billion and $1.410 billion for the first nine months of fiscal 2010 and 2009, respectively. This resulted in effective tax rates of 24.0% and 42.0% for the first nine months of fiscal 2010 and 2009, respectively. The significant decrease in the effective tax rate for the first nine months of fiscal 2010, compared with the comparative prior year period resulted from withholding tax incurred on repatriated earnings in the prior year period. During the first nine months of fiscal 2009, we provided for U.S. and non-U.S. income taxes and a 5% withholding tax on earnings that were repatriated during that period (i) in connection with a one-time transaction that was implemented as part of our tax planning strategies and (ii) in jurisdictions where we were not permanently reinvested. In addition, in the first nine months of the prior year we incurred charges of $183 million related to our portion of Tyco International’s shareholder settlements and our portion of the estimated cost to settle all of the remaining securities cases outstanding at that time, for which no tax benefit was recorded. The decrease in the effective tax rate in the first nine months of fiscal 2010, compared to the first nine months of fiscal 2009 also resulted from the implementation of our tax planning strategies and an increase in earnings in lower tax jurisdictions. We expect the release of a significant non-U.S. valuation allowance during the fourth quarter of fiscal 2010 upon finalization of a tax planning initiative to reduce our fiscal 2010 effective tax rate, compared with our effective tax rate for the first nine months of fiscal 2010.

Discontinued Operations

In May 2010, we entered into a definitive agreement to sell our Specialty Chemicals business for cash proceeds of $280 million. This transaction is subject to customary closing conditions and is expected to close during the fourth quarter of fiscal 2010. We decided to sell this business because its products and customer base is not aligned with our long-term strategic objectives. This business has met the held for sale and discontinued operations criteria, and accordingly, is included in discontinued operations for all periods presented.

During the third quarter and first nine months of fiscal 2010, we recorded a $4 million tax benefit and an $11 million net tax provision, respectively, in (loss) income on disposition of discontinued operations. These amounts resulted from adjustments to certain income tax liabilities related to the Plastics, Adhesives and Ludlow Coated Products businesses that were sold in fiscal 2006 prior to our separation from Tyco International Ltd.

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

Nine Months Ended June 25, 2010 Cash Flow Activity

The net cash provided by operating activities of $1.475 billion was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization. An increase of income taxes payable of $162 million also contributed to cash provided by continuing operating activities. These amounts were partially offset by a $110 million decrease in accrued and other current liabilities, driven by the payment of prior year legal settlements and the semi-annual payment of interest on our public debt, and a $91 million decrease in inventory.

The net cash used in investing activities of $534 million was primarily due to capital expenditures of $273 million and acquisition-related payments of $189 million, primarily associated with the acquisition of Aspect. In addition, we paid $55 million in milestone payments upon U.S. Food and Drug Administration (FDA) approval of EXALGO.

The net cash used in financing activities of $335 million was primarily the result of dividend payments of $270 million and the repayment of $88 million of debt, largely related to the debt assumed in the acquisition of Aspect. In addition, we paid $78 million to repurchase shares. These amounts were partially offset by proceeds from the exercise of share options of $105 million.

Capitalization

Shareholders’ equity was $8.749 billion, or $17.46 per share, at June 25, 2010, compared with $8.001 billion, or $16.03 per share, at September 25, 2009.

At June 25, 2010, total debt was $2.961 billion and cash was $2.123 billion, compared with total debt of $2.991 billion and cash of $1.467 billion at September 25, 2009. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 25% at June 25, 2010, compared with 27% at September 25, 2009. However, this ratio would increase to 34% including the issuance of the senior notes discussed below.

Subsequent to the end of the quarter, on June 28, 2010, CIFSA issued $500 million aggregate principal amount of 1.875% senior notes due 2013, $400 million aggregate principal amount of 2.80% senior notes due 2015 and $600 million aggregate principal amount of 4.20% senior notes due 2020. The notes are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd. The net proceeds of approximately $1.489 billion were used to finance a portion of the acquisition of ev3, which was completed on July 12, 2010.

We are required to maintain an available unused balance under our $1.425 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. At June 25, 2010, we had $150 million of commercial paper outstanding and no amount outstanding under the credit facility.

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Dividends

Dividend payments were $270 million during the first nine months of fiscal 2010. On July 21, 2010, the Board of Directors declared a quarterly cash dividend of $0.18 per share to shareholders of record at the close of business on August 2, 2010. The dividend is payable on August 20, 2010.

Share Repurchases

During fiscal 2009, our Board of Directors authorized a program to purchase up to $300 million of our ordinary shares to partially offset dilution related to equity compensation plans. Shares may be repurchased from time to time, based on market conditions. During the first nine months of fiscal 2010, we purchased approximately 1.5 million shares for $75 million under this program. Since inception of the share repurchase program, we have purchased approximately 7.5 million shares for $300 million. We also repurchase shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and to settle certain option exercises. During the first nine months of fiscal 2010 we spent $3 million to acquire shares in connection with such share-based awards.

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

Income Taxes

In accordance with the Tax Sharing Agreement, we share certain contingent liabilities relating to unresolved tax matters of legacy Tyco International, with Covidien assuming 42%, Tyco International 27% and Tyco Electronics 31% of the total amount. We are the primary obligor to the taxing authorities for $1.940 billion of tax liabilities that are recorded on the balance sheet at June 25, 2010, $1.364 billion of which relates to periods prior to the separation and which is shared with Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement. The actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years.

Pursuant to the terms of the Tax Sharing Agreement, as of June 25, 2010, we have a long-term receivable from Tyco International and Tyco Electronics of $744 million, which is classified as due from former parent and affiliates on the balance sheet. This receivable primarily reflects 58% of our contingent tax liabilities that are subject to the Tax Sharing Agreement. If Tyco International and Tyco Electronics default on their obligations to us under the Tax Sharing Agreement, however, we would be liable for the entire amount of such liabilities.

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

The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS which affect all three of the companies and total approximately $1 billion. In addition, the IRS is continuing its field examination of certain of Tyco International’s 2001 through 2004 U.S. federal income tax returns. In connection with the estimated settlements of these audits, we may be required to make a payment of approximately $305 million to the IRS, potentially in fiscal 2011, which is included in non-current income taxes payable on the balance sheet. However, pursuant to the Tax Sharing Agreement, we will receive payments totaling approximately $153 million from Tyco International and Tyco Electronics, which is included in due from former parent and affiliates. We will also be required to reimburse Tyco International and Tyco Electronics our portion of their settlements, which we currently estimate to be insignificant.

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

Each reporting period, we evaluate the potential loss which we believe is probable as a result of our commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on our balance sheet, an adjustment will be required to increase the recorded liability to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon release from our obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. A liability of $718 million relating to these guarantees was included on our balance sheet at both June 25, 2010 and September 25, 2009.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

We believe that our accounting policies for revenue recognition, inventories, property, plant and equipment, intangible assets, business combinations, goodwill, contingencies, pension and postretirement benefits, guarantees and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During fiscal 2010, we implemented new accounting guidance relating to business combinations and, as a result, began capitalizing in-process research and development as an intangible asset. There have been no other significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009.

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

We use forward currency exchange contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions that are denominated in certain foreign currencies. Based on a sensitivity analysis of our existing forward contracts outstanding at June 25, 2010, a 10% appreciation of the U.S. dollar from the June 25, 2010 market rates would increase the unrealized value of our forward contracts on our balance sheet by $30 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of forward contracts on our balance sheet by $35 million. However, such gains or losses on these contracts would ultimately be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 25, 2010 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on form 10-K for the fiscal year ended September 25, 2009. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect these proceedings to have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. To the extent not previously reported in our Quarterly Reports on Form 10-Q for the quarters ended December 25, 2009 and March 26, 2010, material developments related to previously disclosed legal proceedings are described below.

As previously disclosed, in connection with our separation from Tyco International, we assumed a portion of potential liabilities relating to various outstanding Tyco International litigation matters. One of these outstanding legacy matters is Stumpf v. Tyco International Ltd., a class action lawsuit in which the plaintiffs alleged that Tyco International, among others things, violated the disclosure provisions of the federal securities laws. The matter arises from Tyco International’s July 2000 initial public offering of common stock of TyCom Ltd., and alleges that the TyCom registration statement and prospectus relating to the sale of common stock were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. The complaint further alleged the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, TyCom’s business prospects and Tyco International’s and TyCom’s finances. On May 6, 2010, the United States District Court for the District of New Jersey preliminarily approved the settlement of the Stumpf matter for $79 million. This preliminary settlement amount is subject to the liability sharing provisions of the Separation and Distribution Agreement. During the third quarter of fiscal 2010, we funded our $33 million portion of the settlement into an escrow account intended to be used to settle the liability. This amount is included in prepaid and other current assets on our balance sheet at June 25, 2010. This preliminary settlement is within the range of loss previously provided for during the first nine months of fiscal 2009. The court has scheduled the final approval hearing for August 25, 2010.

Item 1A.	Risk Factors

Please refer to the “Risks Factors” section in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 26, 2010 for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject. Other than as set forth in our Quarterly Report on Form 10-Q for the quarter ended March 26, 2010, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
3/27/10 – 4/23/10	—	$—	—	$1,024,999,201
4/24/10 – 5/28/10	521,300	$47.9520	521,300	$1,000,001,843
5/29/10 – 6/25/10	—	$—	—	$1,000,001,843

Use of Proceeds

On June 28, 2010, Covidien International Finance S.A. (“CIFSA”), a wholly-owned subsidiary of Covidien plc, completed the issuance and sale of $500 million aggregate principal amount of 1.875% senior notes due 2013, $400 million aggregate principal amount of 2.80% senior notes due 2015 and $600 million aggregate principal amount of 4.20% senior notes due 2020 on June 28, 2010. The offering commenced on June 21, 2010.

Morgan Stanley & Co. Incorporated, Barclays Capital Inc. and Goldman, Sachs & Co. were the managing underwriters for the offering. The notes were offered pursuant to a shelf registration statement on Form S-3 (Registration Statement No. 333-167638), which became automatically effective upon filing with the Securities and Exchange Commission on June 21, 2010.

The net proceeds to CIFSA from the issuance and sale of the notes were $1.489 billion after deducting underwriting discounts and commissions and estimated offering expenses of $1.950 million. Covidien used the net proceeds of this offering to finance a portion of the acquisition of ev3, Inc., which closed on July 12, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger, dated as of June 1, 2010, among Covidien Group S.a.r.l., COV Delaware Corporation and ev3 Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2010).

2.2	Agreement and Plan of Merger, dated as of June 16, 2010, among United States Surgical Corporation, Covidien DE Corp. and Somanetics Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2010).

4.1	Sixth Supplemental Indenture, dated as of June 28, 2010, among Covidien International Finance S.A., Covidien Ltd., Covidien plc and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	The following materials from the Covidien plc Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

*	Furnished herewith.

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

Date: July 30, 2010