Form 10-K
period 2010-09-24
Covidien plc
filed 2010-11-22
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33259

(Commission File Number)

COVIDIEN PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland	98-0624794
(Jurisdiction of Incorporation)	(IRS Employer Identification No.)

20 on Hatch, Lower Hatch Street

Dublin 2, Ireland

(Address of registrant’s principal executive office)

+353 1 438-1700

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are “affiliates”) as of March 26, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $24,714 million (based upon the closing price of $49.38 per share as reported by the New York Stock Exchange on that date).

The number of ordinary shares outstanding as of November 15, 2010 was 495,189,110.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2011 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

2010 Form 10-K

i	2010 Form 10-K

PART I

Item 1.	Business

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

Unless otherwise indicated, references in this Annual Report to 2010, 2009 and 2008 are to our fiscal years ended September 24, 2010, September 25, 2009 and September 26, 2008, respectively, and references to Covidien include the healthcare businesses of Tyco International Ltd. for all periods prior to our separation from Tyco International.

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

For fiscal 2010, we generated net sales of $10.4 billion and net income of $1.6 billion. Approximately 55% of our net sales are generated in the United States and 45% are generated outside of the United States.

Strategy

Our goal is to become the leading global healthcare products company by creating innovative medical solutions for better patient outcomes and delivering value through clinical leadership and excellence in everything we do. We remain committed to the following strategic initiatives:

•	Focus on Growth—We have been implementing initiatives throughout our businesses to generate opportunities for sales growth in higher margin products. These initiatives include incremental

1	2010 Form 10-K

investments in sales and marketing to further strengthen our customer relationships and capitalize on global healthcare needs and trends. While the bulk of these incremental investments are behind us, we will continue to make the investments necessary to drive our future growth, including furthering our research and development initiatives and expanding our emerging market presence.

•

Commitment to Innovation—We are committed to identifying, obtaining and developing new technologies through internal research and development initiatives, licensing and development agreements, equity investments and selective acquisitions that expand our technological capabilities and accelerate the development of new products. We intend to focus these efforts on building a more robust product pipeline in Medical Devices and Pharmaceuticals, in product areas that are driven by clinician preference and technological innovation, which we believe offer higher growth rates, margins and value to the healthcare system.

•

Leveraging our Global Structure—We believe that we have opportunities to further expand our position outside of the United States. Our organization and management structure integrates our U.S. and non-U.S. operations and provides our management team with a global perspective on our markets. We believe this infrastructure provides opportunities to develop and commercialize new products that meet global needs and can be rapidly launched in multiple markets.

•

Driving Operational Excellence—We are focused on maximizing return on invested capital by controlling manufacturing and logistical costs and optimizing capital investment. We are committed to improving service levels, compliance, and developing and manufacturing high-quality products in a cost-effective manner. Throughout fiscal 2010, we continued to streamline our internal structure through consolidation of back-office functions and rationalization of our manufacturing infrastructure, which reduced our operating costs. In addition, we continued to employ recognized programs including Six Sigma, Lean Manufacturing and strategic sourcing initiatives, as well as strict safety and quality controls throughout our organization.

•

Enhanced Portfolio Management—We are committed to utilizing our capital to create value for our shareholders by making disciplined investments through strategic acquisitions that complement our current businesses and licenses to access new technologies or to enter adjacent markets. We periodically review our entire portfolio and will consider the merits of de-emphasis or divestiture of underperforming or non-strategic product lines. During fiscal 2010, we modified our portfolio through the sale of our sleep and oxygen therapy product lines, our nuclear pharmacies in the United States and our Specialty Chemicals business. We plan to reallocate resources to our faster-growing, higher-margin businesses in which we have or can develop a global competitive advantage. In addition, we acquired Aspect Medical Systems, Inc., Somanetics Corporation and ev3 Inc.

Segments

Note 22 to our financial statements sets forth certain segment financial data relating to our business.

Medical Devices

With fiscal 2010 net sales of $6.7 billion, our Medical Devices segment comprises 64% of our net sales. In fiscal 2009 and 2008, net sales totaled $6.1 billion, or 61% of net sales of our reportable segments, and $5.9 billion, or 60% of our net sales allocated to reportable segments, respectively. Our Medical Devices segment develops, manufactures and sells the following products:

•	Endomechanical Instruments—includes laparoscopic instruments and surgical staplers.

•	Soft Tissue Repair Products—includes sutures, mesh, biosurgery products and hernia mechanical devices.

•	Energy Devices—includes vessel sealing, electrosurgical and ablation products and related capital equipment.

•	Oximetry and Monitoring Products—includes sensors, monitors and temperature management products.

2010 Form 10-K	2

•	Airway and Ventilation Products—includes airway, ventilator, breathing systems and inhalation therapy products.

•	Vascular Products—includes compression, dialysis, venous insufficiency, thrombectomy, neurovascular and peripheral vascular products.

We are a leader in innovative wound closure products, advanced surgical devices and electrosurgical systems and continue to focus on bariatric, hernia repair and biosurgery growth initiatives:

•

We introduced the world’s first practical surgical stapler over 40 years ago. We continue to be an innovator in minimally invasive surgery, offering a complete line of surgical stapling and laparoscopic instrumentation. Sales of our stapling products represent 12%, 12% and 11% of the Company’s total net sales in fiscal 2010, 2009 and 2008, respectively. In June 2010, we announced the global launch of our Tri-Staple™ technology platform for endoscopic stapling, including the Endo GIA™ reloads with Tri-Staple technology and the Endo GIA™ ultra universal stapler, which allow surgeons to use staples in a wider variety of laparoscopic procedures. In fiscal 2010, we announced the worldwide launch of the SILS™ hand instrument including SILS™ stitch, an articulating suturing device for advanced laparoscopic surgery, the latest in a series of recent additions to our portfolio of SILS™ products.

•

We have developed innovative wound closure products and offer a comprehensive suture product line. In October 2009, we announced the global launch of the V-Loc™ absorbable wound closure device, a device that enables surgeons to close dermal wounds without tying knots and in May 2010, we expanded our family of V-Loc absorbable wound closure devices with the global launch of the V-Loc 90, which contains faster absorbing material.

•

In recent years, we have expanded our offerings of surgical mesh and implant products for hernia repair through our acquisition of Tissue Science Laboratories plc and the acquisition of intellectual property from Sorbx, LLC. Subsequent to these acquisitions, we launched the AbsorbaTack™ absorbable mesh fixation device for hernia repair and the Parietex ProGrip™, a self-gripping, biocompatible solution for inguinal hernias, in the United States and Europe. In addition, we launched the Permacol™ biological implant, a biological mesh for hernia and abdominal wall repair.

•

We continue to develop and market a broad line of innovative biosurgery solutions, including internal sealants, topical adhesives and anti-adhesion products, which have applications in many types of surgical procedures. In early fiscal 2010 we launched our DuraSeal™ spine sealant in the United States, the first product approved by the U.S. Food and Drug Administration (FDA) for intra-operative sealing of the dural membrane during spine procedures.

•

We have been a leader in electrosurgery systems for over 40 years, offering advanced energy-based medical systems and accessories worldwide, including products such as: the ForceTriad™ tissue fusing and electrosurgery system, the LigaSure™ vessel sealing system, the Cool-tip™ radiofrequency ablation system, the Evident™ microwave ablation system, and LigaSure Advance™, a multifunctional laparoscopic instrument for use with the ForceTriad. We continue to build upon these products with the recent worldwide launch of the LigaSure Advance™ pistol grip instrument, the first 44 centimeter laparoscopic LigaSure device with dual energy modalities, the LigaSure™ 5 millimeter device with improved grasping capabilities combined with the longest cutting length, and the European launch of the Cool-tip RF ablation system E series featuring a new design, an intuitive touch screen interface and streamlined components for easier and more efficient set up.

We offer an extensive line of products used to monitor, diagnose and treat respiratory disease and are focused on strengthening our competitive position in these areas:

•

We pioneered pulse oximetry and we continue to be a leader in this field. To broaden our portfolio, in November 2009, we acquired Aspect Medical Systems, Inc., a provider of brain monitoring technology and in July 2010, we acquired Somanetics Corporation, a developer of cerebral and somatic oximetry and monitoring systems.

3	2010 Form 10-K

•

We are a leader in the field of airway management with our comprehensive line of Mallinckrodt endotracheal tubes and Shiley tracheostomy tubes. In fiscal 2009, we introduced the Mallinckrodt SealGuard Evac endotracheal tube, which reduces the incidence of Ventilator-Associated Pneumonia (VAP). In addition, in early fiscal 2010, we announced the global launch of Mallinckrodt TaperGuard Evac endotracheal tubes, designed to reduce the entry of foreign material into the respiratory tract.

•

As a leader in the field of high-acuity ventilators, our products range from the introduction of the first modern mechanical ventilator 40 years ago to our fiscal 2009 launch of a portable home care ventilator. We are committed to expanding our ventilation platform. In fiscal 2010, we launched the Puritan Bennett 560 ventilator, a portable homecare ventilator in Europe. In addition, we obtained FDA approval to expand the Puritan Bennett 840 ventilator’s minimum delivered tidal volume to provide ventilator support for neonatal patients.

Our innovative SCD Vascular Compression System and T.E.D. Anti-Embolism Stockings are leaders in the field of mechanical prevention of deep vein thrombosis, a potentially fatal condition. We are focused on bringing minimally invasive technologies to vascular therapies. Our 2009 acquisitions of Bacchus Vascular, a medical device company dedicated to the treatment of peripheral vascular disease, and VNUS Medical Technologies, Inc., a developer of medical devices for minimally invasive treatment of venous reflux disease, greatly expanded our vascular product line. In addition, through our July 2010 acquisition of ev3 Inc., we gained a comprehensive portfolio of endovascular treatment options for peripheral vascular and neurovascular diseases, including: peripheral angioplasty balloons, stents, plaque excision systems, embolic protection devices, liquid embolics, embolization coils, flow diversion, thrombectomy catheters and occlusion balloons.

Products offered by our Medical Devices segment are used primarily by hospitals and ambulatory care centers. In addition, our products are also used by alternate site healthcare providers, such as physician offices. We market our products through our direct sales force and third-party distributors primarily to physicians, nurses, materials managers, group purchase organizations (GPOs) and governmental healthcare authorities.

Pharmaceuticals

With fiscal 2010 net sales of $2.0 billion, our Pharmaceuticals segment comprises 19% of our net sales. In 2009 and 2008, net sales totaled $2.1 billion, or 21% of net sales of our reportable segments, and $2.2 billion, or 22% of our net sales allocated to reportable segments, respectively. Our Pharmaceuticals segment develops, manufactures and distributes the following products:

•	Specialty Pharmaceuticals—delivers branded and generic pharmaceuticals, including pain and addiction treatment products.

•	Active Pharmaceutical Ingredients (API)—produces medicinal opiates and acetaminophen and supplies other active ingredients, including peptides, stearates and phosphates to the pharmaceutical industry.

•	Contrast Products—includes contrast delivery systems and contrast agents.

•	Radiopharmaceuticals—includes radioactive isotopes and associated pharmaceuticals used for the diagnosis and treatment of disease.

Specialty Pharmaceuticals manufactures, packages and distributes prescription pharmaceuticals. Building on more than a century of pain treatment experience, we are focused on providing patients with access to advanced medications that expand the limits of pain therapy by combining proven drugs with innovative delivery systems. To help us achieve this goal, in fiscal 2009, we licensed worldwide rights to utilize Depomed Inc.’s gastric retentive drug delivery technology for the development of four products. In addition, to expand our entry into the branded pain management market, in fiscal 2009, we entered into a license agreement, which granted us commercial rights to market and distribute PENNSAID® (diclofenac topical solution 1.5% w/w) and PENNSAID gel, topical pain management product candidates for the treatment of osteoarthritis. PENNSAID® topical solution was approved by the FDA and launched in fiscal 2010, while PENNSAID gel remains in development. To

2010 Form 10-K	4

further expand our presence in the branded pain management market, in fiscal 2009, we entered into a licensing agreement which granted us commercial rights to market and distribute in the United States another pain management drug candidate, EXALGO® (hydromorphone HCL extended release once daily). We obtained FDA approval and launched the EXALGO® product in fiscal 2010. In addition, in fiscal 2010, we launched our oral transmucosal fentanyl citrate, a generic version of Actiq® (Cephalon), an oral opioid analgesic for management of breakthrough cancer. Our goal is to accelerate our innovation cycles and continue to build a product pipeline that will drive growth over time, while maintaining our quality standards.

We are the world’s largest manufacturer of acetaminophen and one of the largest manufacturers of medicinal opiates. Many of the most widely used analgesics in the United States contain active ingredients from Mallinckrodt Pharmaceuticals.

We market our imaging products primarily to physicians, technologists and purchasing administrators at hospitals, imaging centers, cardiology clinics and radiopharmacies. Our imaging products are designed to enhance the quality of images obtained through computed tomography (CT) scans, x-ray, magnetic resonance (MR) and nuclear medicine procedures to improve the detection and diagnosis of disease. Some of our key products include Optiray™ (ioversol injection) non-ionic x-ray contrast agent, Optimark™ (gadoversetamide injection) a magnetic resonance imaging agent, OctreoScan™ (kit for preparation of Indium-111 pentetreotide), a nuclear medicine imaging agent for cancer diagnosis, Optistar Elite™ contrast delivery system used for MR scans, and the OptiVantage™ contrast delivery system which incorporates radio-frequency identification (RFID) technology to help reduce the risk of potentially life-threatening medical errors and infections during CT scan procedures. In addition, in recent years, we launched a kit for the preparation of Technetium-99m Sestamibi injection which is used for nuclear cardiology imaging procedures. We manufacture and sell the Ultra-Technekow™ DTE Technetium Tc 99m Generator. We estimate that we manufacture approximately one-half of all technetium-99m generators sold in the United States. In addition, we are one of the three suppliers of technetium-99m generators in Europe. These generators supply the critical technetium-99m isotope, which is utilized in over 80% of all U.S. nuclear medicine diagnostic procedures.

Medical Supplies

With fiscal 2010 net sales of $1.7 billion, our Medical Supplies segment comprises 17% of our net sales. In 2009 and 2008, net sales totaled $1.7 billion, or 18% of net sales of our reportable segments, and $1.8 billion, or 18% of our net sales allocated to reportable segments, respectively. Our Medical Supplies segment develops, manufactures and distributes the following products within the United States and Europe:

•	Nursing Care Products—includes incontinence, wound care, enteral feeding, urology and suction products.

•	Medical Surgical Products—includes operating room supply products and related accessories, electrodes, thermometry and chart paper product lines.

•	SharpSafety Products—includes needles, syringes and sharps disposal products.

•	Original Equipment Manufacturer (OEM) Products—includes various medical supplies, such as needles and syringes, manufactured for other medical products companies.

For over 100 years, we have been a leader in the field of wound care with our Curity and Kerlix gauze and bandages. Our Kangaroo brand is a leading brand in enteral feeding systems. Our Devon brand is a leading brand in operating room kits and accessories. Under our Medi-Trace brand, we offer a comprehensive line of monitoring, diagnostic and defibrillation electrodes. Our SharpSafety line of needles, syringes and sharps disposal systems is focused on offering products that minimize the risk of needle stick incidents, which threaten the safety of clinicians. Our products are used primarily in hospitals, surgi-centers and alternate care facilities, such as homecare and long-term care facilities, and are marketed to materials managers, GPOs and integrated delivery networks (IDNs) primarily through third-party distributors; however, we also have direct sales representatives.

5	2010 Form 10-K

Customers

Our customers include hospitals, surgi-centers, alternate site facilities, including long-term care facilities and imaging centers, and drug manufacturers throughout the world. We often negotiate with GPOs and IDNs, which enter into supply contracts for the benefit of their member facilities. We serve customers in over 140 countries and we maintain a strong local presence in each of the geographic areas in which we operate.

Sales to one of our distributors, which supplies products from all of our segments to many end users, represented 10% of net sales in fiscal 2010 and 2009. No customer represented 10% or more of our total net sales in fiscal 2008.

Our net sales by geographic area are set forth below:

(Dollars in Millions)	2010	2009	2008
United States	$5,725	$5,925	$5,442
Other Americas	653	549	575
Europe	2,605	2,510	2,753
Asia—Pacific	1,446	1,279	1,140

	$10,429	$10,263	$9,910

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

We hold approximately 11,000 patents and have over 10,000 patent applications pending in the United States and in certain other countries that relate to aspects of the technology used in many of our products. We do not consider our business to be materially dependent upon any individual patent.

Research and Development

We are engaged in research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of our existing products, and to expand the applications for our products. Our research and development efforts include internal initiatives and those that use licensed or acquired technology. We are focused on developing technologies that will provide patients and healthcare providers with solutions that meet their clinical needs in treating medical conditions through less invasive procedures and in a cost-effective manner. Our research and development expenditures were $447 million, $427 million and $341 million in fiscal 2010, 2009 and 2008, respectively.

We evaluate for possible investment or acquisition, developing technologies in areas where we have technological or marketing expertise. We intend to continue to invest in research and development and focus our internal and external investments in fields that we believe will offer the greatest potential for near and long-term growth. We are committed to investing in products that have a demonstrable clinical impact and value to the healthcare system and through which we can benefit from our core competencies and global infrastructure.

Governmental Regulation and Supervision

We face comprehensive governmental regulation both within and outside the United States relating to the development, manufacture, sale and distribution of our products. A number of factors substantially increase the

2010 Form 10-K	6

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

We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Healthcare costs continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. Recently, in the United States, particular attention has been focused on drug and medical device prices and profits, and on programs that encourage doctors to write prescriptions for particular drugs or recommend, use or purchase of particular medical devices. Payors have become more influential in the marketplace and increasingly are focused on drug and medical device pricing, appropriate drug and medical device utilization and the quality and costs of healthcare. The Medicare Prescription Drug, Improvement and Modernization Act, enacted in 2003, also has increased attention on drug and device pricing. Violations of these frauds and abuse-related laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid and health programs outside the United States.

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

7	2010 Form 10-K

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

Long-lived Assets

Our long-lived assets by geographic area are set forth below:

	Fiscal Years
(Dollars in Millions)	2010	2009	2008
United States	$2,058	$1,981	$1,892
Other Americas	146	144	168
Europe	355	398	408
Asia—Pacific	154	134	117

	$2,713	$2,657	$2,585

Manufacturing

We have 53 manufacturing sites located throughout the world that handle production, assembly, quality assurance testing, packaging and sterilization of our products. Our major centers of manufacturing output include sites in the following countries (with the number of sites in parentheses):

Americas	Europe	Asia—Pacific
United States (28)	Germany (2)	China (1)
Canada (2)	United Kingdom (3)	Japan (1)
Mexico (3)	Netherlands (1)	Thailand (1)
Dominican Republic (1)	France (2)	Malaysia (1)
Brazil (1)	Italy (1)
Puerto Rico (1)	Ireland (4)

We estimate that our manufacturing production by region in fiscal 2010 (as measured by cost of production) was approximately: Americas—83%, Europe/Middle East/Africa—12% and Asia—Pacific—5%. We expect that manufacturing production will continue to increase in the Asia—Pacific region as a proportion of total manufacturing, as the Asia—Pacific region continues to experience strong growth and we continue to implement low-cost manufacturing initiatives.

Sales, Marketing and Distribution

We have a well-trained, experienced sales force strategically located in markets throughout the world, with a direct sales presence in over 55 countries. We also utilize third-party distributors.

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

Competition

We participate in medical device, pharmaceutical and medical supply markets around the world. These global markets are characterized by continuous change resulting from technological innovations. Our market

2010 Form 10-K	8

position depends on our ability to develop and commercialize products that meet clinician needs, while offering reliable product quality, cost-effectiveness and dependable service. Our competitors range from large manufacturers with multiple business lines, including Johnson & Johnson, Becton Dickinson and C.R. Bard, among others, to smaller manufacturers with more limited product selection.

Medical Devices—The medical devices market is highly fragmented and competitive. There is no single company, however, that competes with us over the full breadth of products offered by our Medical Devices segment. Our competitors include diversified healthcare companies, such as Johnson & Johnson and C.R. Bard, and other companies that are more focused on specific fields, such as ConMed.

Pharmaceuticals—Major competitors of our active ingredients product line include Johnson & Johnson, Siegfried and Johnson Matthey, and major competitors of our specialty pharmaceutical product line include King Pharmaceuticals, Endo Pharmaceuticals, Purdue Pharma, Teva, Mylan and Watson. Our secure sources of raw opiate material, manufacturing capabilities, comprehensive generic pain management offering and established relationships with retail pharmacies enable us to compete effectively against larger generics manufacturers such as Teva and Watson. In addition, we believe that our experience with the FDA, DEA and our Risk Evaluation and Mitigation strategies (REMS) provides us the knowledge to successfully operate in this highly competitive, regulatory environment.

Our main competitors of our contrast and nuclear medicine products include Bayer AG, Bracco and GE Healthcare for contrast agents, and Lantheus Medical Imaging and GE Healthcare for nuclear medicine cardiology agents. Unlike most of our competition, we offer a full line of contrast agents, contrast delivery systems and radiopharmaceuticals. Our broad product portfolio allows us to be a complete source for all imaging agent needs.

Medical Supplies—The markets in which our Medical Supplies segment participates are characterized by intense competition. While customers may choose our products based on reputation for quality, they may turn to products from low-cost suppliers. Our Medical Supplies segment competes against branded products offered by Becton Dickinson, C.R. Bard, 3M, Hospira, Welch-Allyn, ConMed, CareFusion and First Quality, as well as private-label products provided by low-cost suppliers, such as Cardinal Health, Medline and McKesson.

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

Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of investigation, removal or remediation of hazardous substances at such formerly owned or operated properties or at properties at which parties have disposed of hazardous substances. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances.

In addition, from time to time, we have received notification from the U.S. Environmental Protection Agency (EPA) and from state environmental agencies that conditions at a number of sites where we and others disposed of hazardous substances require investigation, cleanup and other possible remedial actions. These agencies may require that we reimburse the government for costs incurred at these sites or otherwise pay for the cost of investigation and cleanup of those sites including compensation for damage to natural resources. We have

9	2010 Form 10-K

projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations. These projects relate to a variety of activities, including decontamination and decommissioning of radioactive materials and removal of solvents, metals and other hazardous substances from soil and groundwater. These projects involve both investigation and remediation expenses and capital expenditures.

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

The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information and applicable laws, we believe that it is probable that we will incur investigation and remedial costs, including asset retirement obligations, of approximately $274 million, of which $20 million is included in accrued and other current liabilities and $254 million is included in other liabilities on our balance sheet at September 24, 2010. All accruals have been recorded without giving effect to any possible future insurance proceeds.

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

Employees

At September 24, 2010, we had approximately 41,500 employees.

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

2010 Form 10-K	10

Item 1A.	Risk Factors

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

Even if we are able to develop, manufacture and obtain regulatory and reimbursement approvals for our new products, the success of those products depends on market acceptance. Market acceptance for our new products could be affected by several factors, including:

•	the availability of alternative products from our competitors;

•	the price of our products;

•	the timing of our market entry; and

•	our ability to market and distribute our products effectively.

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

Major third-party payors for healthcare services both within and outside of the United States continue to work to contain costs through, among other things, the introduction of cost containment incentives and closer scrutiny of healthcare expenditures. In March 2010, significant reforms to the U.S. healthcare system were

11	2010 Form 10-K

enacted as law. The law includes provisions that, among other things, reduce Medicare reimbursement. We cannot predict what additional healthcare initiatives, if any, will be implemented, or the effect any future legislation or regulation will have on us. However, the implementation of healthcare reforms both within and outside of the United States may further reduce the level at which reimbursement is provided and adversely affect demand for and profitability of our products. Legislative or administrative reforms to U.S. or non-U.S. reimbursement practices that significantly reduce or deny reimbursement for treatments using our products could adversely affect the acceptance of our products and the prices for which our customers are willing to pay and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

2010 Form 10-K	12

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

Our products are subject to regulation by the FDA and other national, supranational, federal and state governmental authorities. It can be costly and time-consuming to obtain regulatory approvals to market a medical device or pharmaceutical product. Approvals might not be granted for new devices or drugs on a timely basis, if at all. Regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. As an example, the FDA has proposed changes to the clearance process for medical devices that are substantially equivalent to other legally marketed devices, called the 510(k) process. If the changes to the 510(k) process are adopted as proposed, the time and cost to get many of our medical devices to market could increase significantly. Our failure to maintain approvals or obtain approval for new products could adversely affect our business, results of operations, financial condition and cash flows.

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

13	2010 Form 10-K

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

Manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to, our products and result in significant costs and negative publicity. Due to the strong name recognition of our brands, an adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals. We also may undertake a voluntary recall of products or temporarily shut down production lines based on performance relative to our own internal safety and quality monitoring and testing data. Any of the foregoing problems could disrupt our business and have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may incur product liability losses and other litigation liability.

In the ordinary course of business, we are subject to product liability claims and lawsuits, including potential class actions, alleging that our products have resulted in or could result in an unsafe condition or injury. Any product liability claim brought against us, with or without merit, could be costly to defend and could result in an increase of our insurance premiums. Some claims brought against us might not be covered by our insurance policies. In addition, we have significant self-insured retention amounts which we would have to pay in full

2010 Form 10-K	14

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

We use resins, other petroleum-based materials and pulp as raw materials in many of our products. Prices of oil and gas also significantly affect our costs for freight and utilities. Oil, gas and pulp prices are volatile and may increase, resulting in higher costs to produce and distribute our products. Due to the highly competitive nature of the healthcare industry and the cost-containment efforts of our customers and third party payors, we may be unable to pass along cost increases through higher prices. If we are unable to fully recover these costs through price increases or offset these increases through cost reductions, we could experience lower margins and profitability and our business, results of operations, financial condition and cash flows could be materially and adversely affected.

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

15	2010 Form 10-K

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

We compete with many companies ranging from other multinationals to start-up companies. Competition takes many forms, including price reductions on products that are comparable to our own, development of new products that are more cost-effective or have superior performance than our current products, and the introduction of generic versions when our proprietary products lose their patent protection. Our current or future products could be rendered obsolete or uneconomic as a result of this competition. Our failure to compete effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our operations outside of the United States are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs. Sales outside of the United States made up approximately 45% of our net sales in fiscal 2010 and we expect that non-U.S. sales will contribute significantly to future growth. The risks associated with our operations outside the United States include:

•	healthcare reform legislation;

•	changes in non-U.S. medical reimbursement policies and programs;

2010 Form 10-K	16

•	multiple non-U.S. regulatory requirements that are subject to change and that could restrict our ability to manufacture and sell our products;

•	possible failure to comply with anti-bribery laws such as the FCPA and similar anti-bribery laws in other jurisdictions;

•	different local product preferences and product requirements;

•	trade protection measures and import or export licensing requirements;

•	difficulty in establishing, staffing and managing non-U.S. operations;

•	different labor regulations;

•	changes in environmental, health and safety laws;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	political instability and actual or anticipated military or political conflicts;

•	economic instability and inflation, recession or interest rate fluctuations; and

•	minimal or diminished protection of intellectual property in some countries.

These risks, individually or in aggregate, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Foreign currency exchange rates may adversely affect our results.

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. Approximately 45% of our net sales for fiscal 2010 were derived from sales in non-U.S. markets, and we expect sales from non-U.S. markets to continue to represent a significant portion of our net sales. Therefore, if the U.S. dollar strengthens in relation to the currencies of other countries where we sell our products, such as the euro, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant effect on our operating results.

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

17	2010 Form 10-K

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

Our operations expose us to the risk of material environmental liabilities, litigation and violations.

We are subject to numerous federal, state, local and non-U.S. environmental protection and health and safety laws governing, among other things:

•	the generation, storage, use and transportation of hazardous materials;

•	emissions or discharges of substances into the environment;

•	investigation and remediation of hazardous substances or materials at various sites;

•	chemical constituents in medical equipment and end-of-life disposal and take-back programs; and

•	the health and safety of our employees.

We may not have been, or we may not at all times be, in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. Environmental laws outside of the United States are becoming more stringent resulting in increased costs and compliance burdens.

Certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal or remediation of hazardous substances or materials at their properties or at properties at which they have disposed of hazardous substances. Liability for investigative, removal and remedial costs under certain federal and state laws are retroactive, strict and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from the EPA and similar state environmental agencies that conditions at a number of formerly owned sites where we and others have disposed of hazardous substances require investigation, cleanup and other possible remedial action and may require that we reimburse the government for its costs incurred at these sites or otherwise pay for the costs of investigation and remediation and for natural resource damage claims from such sites.

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

We have exposure to many different industries and counterparties, including commercial banks, investment banks, customers (which include distributors, governments and healthcare organizations) and customers who are dependent upon governmental entities to provide funding to pay for our products that could experience liquidity challenges relating to economic and market conditions. Any such issues may affect these parties’ ability to fulfill contractual obligations to us or might limit or place burdensome conditions upon future transactions with us.

2010 Form 10-K	18

Customers may also reduce spending during times of economic uncertainty, and it is possible that suppliers may be adversely affected. Decreased consumer spending levels and increased pressure on prices for our products and services could result in decreased revenues and have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Further, general economic conditions could result in severe downward pressure on the equity and credit markets, which could reduce the return available on invested corporate cash, reduce the return on investments under pension plans and thereby potentially increase funding obligations, all of which, if severe and sustained, could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Relating to Tax Matters

Examination and audits by tax authorities, including the Internal Revenue Service, could also result in additional tax payments for periods subsequent to June 29, 2007.

Our tax returns for periods subsequent to our separation from Tyco International are subject to examination by various tax authorities, including the U.S. Internal Revenue Service (IRS). The tax returns from these periods are not subject to the Tax Sharing Agreement discussed below. Covidien has sole responsibility to administer, control and settle any dispute with any tax authority and we are liable for any increase in tax. As with tax returns for periods prior to our separation from Tyco, we provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions. It is our intention to vigorously defend our prior tax returns. However, the calculation of our tax liabilities involves the application of complex tax regulations to our global operations in many jurisdictions. Therefore, any dispute with any tax authority may result in a payment that is materially different from our current estimate of the tax liabilities associated with our returns from these periods.

We share responsibility for certain of our, Tyco International’s and Tyco Electronics’ income tax liabilities for tax periods prior to and including June 29, 2007.

On June 29, 2007, we entered into a Tax Sharing Agreement with Tyco International and Tyco Electronics. Under the Tax Sharing Agreement, we share responsibility for certain of our, Tyco International’s and Tyco Electronics’ income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, we, Tyco International and Tyco Electronics share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International’s and Tyco Electronics’ U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation. All costs and expenses associated with the management of these shared tax liabilities are being shared equally among the parties. Moreover, under the Tax Sharing Agreement, Tyco International has the right to administer, control and settle all U.S. income tax audits for these periods. The timing, nature and amount of any settlement agreed to by Tyco International may not be in our best interests. The other parties to the Tax Sharing Agreement will be able to remove Tyco International as the controlling party only under limited circumstances, including a change of control or bankruptcy of Tyco International, or by a majority vote of the parties. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement’s sharing formula. All tax audits related to taxes that are not shared pursuant to the Tax Sharing Agreement’s sharing formula are administered, controlled and settled by the party that would be responsible for paying the tax.

We are primarily liable for taxes owed by Tyco International subsidiaries that became Covidien subsidiaries after separation. Although we share certain of these tax liabilities with Tyco International and Tyco Electronics

19	2010 Form 10-K

pursuant to the Tax Sharing Agreement, if Tyco International and Tyco Electronics default on their obligations to us under the Tax Sharing Agreement, we would be liable for the entire amount of these liabilities.

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

Our, Tyco International’s and Tyco Electronics’ income tax returns for tax periods prior to our separation from Tyco International are periodically examined by various tax authorities. In connection with such examinations, tax authorities, including the IRS, have proposed tax adjustments. Tyco International has appealed certain of the proposed tax adjustments and it is our understanding that Tyco International intends to vigorously defend its previously filed tax returns. In the event that Tyco International is unable to resolve these issues in the IRS administrative process, Tyco International will likely contest the adjustments through litigation. The outcome of any such litigation is uncertain and could result in a significant increase in our liability for taxes arising during these periods. While we believe that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a significant effect on our financial statements.

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions. We adjust these liabilities as a result of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities generally would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the amount for which we are ultimately liable, we would incur additional charges to expense and such charges could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

2010 Form 10-K	20

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

Tax-Related Legislation

Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could limit the availability of tax benefits or deductions that we currently claim, override tax treaties upon which we rely, or otherwise affect the taxes that the United States imposes on our worldwide operations. Such changes would adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. In addition, if proposals were enacted that had the effect of disregarding the Irish reorganization, limiting our ability as an Irish company to take advantage of tax treaties with the United States, we could incur additional tax expense and/or otherwise incur business detriment.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act was enacted in the United States, which includes provisions that would impose a 2.3% excise tax on the sale of certain of our medical device and supply products in the United States starting in 2013. In addition, the new legislation includes a $28 billion fee on the branded pharmaceutical industry over nine years starting in 2011 and a $2.8 billion annual fee on branded pharmaceuticals thereafter. The amount of branded pharmaceutical fee payable by each company is based upon market share. Since our branded pharmaceutical sales currently represent a small portion of the total market, we do not expect this annual assessment to have a significant impact on Covidien. The medical devices tax, however, may have a significant impact on our results of operations. We are still evaluating the potential impact that this tax may have on our overall business. This new legislation increases our cost of doing business. If this cost is not offset by increased demand for our products, other cost reductions or price increases, we could experience lower margins and profitability and our business and results of operations could be materially and adversely affected. In addition to the excise tax and annual fee described above, the new legislation contains numerous other provisions, many of which pertain to health insurance plans, which could adversely impact our financial results in future periods.

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

21	2010 Form 10-K

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

As an Irish company, Covidien plc is governed by the Irish Companies Acts, which differ in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of Covidien plc securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.

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

Our executive offices in the United States are located in a leased facility in Mansfield, Massachusetts. As of September 24, 2010, we owned or leased a total of 318 facilities in 63 countries. Our owned facilities consist of approximately 11 million square feet, and our leased facilities consist of approximately 7 million square feet. Our 53 manufacturing facilities are located in the United States and in 15 other countries. We believe all of these facilities are well-maintained and suitable for the operations conducted in them.

These facilities are used by the following business segments:

Number of Facilities
Medical Devices	252
Pharmaceuticals	26
Medical Supplies	28
Corporate	12

Total	318

2010 Form 10-K	22

Item 3.	Legal Proceedings

Covidien Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. The most significant of these matters are discussed below.

Patent Litigation

Becton Dickinson and Company v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the District of Delaware on December 23, 2002. The complaint alleged that our Monoject Magellan safety needle and safety blood collector products infringe Becton Dickinson’s U.S. Patent No. 5,348,544. Following two trials and various legal filings, on October 29, 2008, the district court awarded Becton Dickinson $58 million in damages and prejudgment interest; ordered a post-verdict accounting for additional damages that had accrued since the trial’s conclusion; and ordered a permanent injunction precluding us from selling the Monoject Magellan safety needle products that the jury found to have infringed. The injunction took effect on December 17, 2008. We appealed to the United States Court of Appeals for the Federal Circuit. On July 29, 2010, the Federal Circuit ruled in our favor, reversing the judgment of the District Court and finding that our products do not infringe Becton Dickinson’s patent. On October 4, 2010, the Federal Circuit denied Becton Dickinson’s petition for rehearing.

Products Liability Litigation

Mallinckrodt Inc., one of our subsidiaries, is one of four manufacturers of gadolinium-based contrast agents involved in litigation alleging that administration of these agents causes development of a recently-identified disease, nephrogenic systemic fibrosis, in a small number of patients with advanced renal impairment. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of Ohio and cases in various state courts. Generally, complaints allege design and manufacturing defects, failure to warn, breach of warranty, fraud and violations of various state consumer protection laws. We believe that we have meritorious defenses to these complaints and will vigorously defend against them. When appropriate, we settle cases. As of September 24, 2010, there were 58 pending cases in which the plaintiff has either documented or specifically alleged use of our Optimark™ product.

Subpoenas

On January 7, 2009, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California requesting production of documents related to the sales and marketing of our Tofranil-PM, Restoril™ and Magnacet™ products. We are complying as required by the terms of the subpoena.

On October 13, 2010, the U.S. Department of Health and Human Services, Office of Inspector General, issued a subpoena to ev3 Inc., one of our subsidiaries, requesting production of documents relating to the sales and marketing of the Silverhawk device. ev3 will comply as required with the terms of the subpoena.

Asbestos Matters

Mallinckrodt Inc. is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims, based principally on allegations of past distribution of products incorporating asbestos. A limited number of the cases allege premises liability,

23	2010 Form 10-K

based on claims that individuals were exposed to asbestos while on Mallinckrodt’s property. Each case typically names dozens of corporate defendants in addition to Mallinckrodt. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos.

Our involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in our experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. We have not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intend to continue to vigorously defend these lawsuits. When appropriate, we settle claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of September 24, 2010, there were approximately 11,300 asbestos liability cases pending against Mallinckrodt.

We estimate pending asbestos claims and claims that were incurred but not reported, as well as related insurance recoveries. Our estimate of our liability for pending and future claims is based on claim experience over the past five years and covers claims either currently filed or expected to be filed over the next seven years. We believe that we have adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe that the final outcome of all known and anticipated future claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on our results of operations, financial condition or cash flows.

Environmental Proceedings

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites.

Mallinckrodt Appeal to Maine Board of Environmental Protection. One of our subsidiaries, Mallinckrodt LLC, owned and operated a chemical manufacturing facility located in Orrington, Maine from 1967 until 1982. This facility was sold in 1982 to Hanlin Group, Inc., who then sued Mallinckrodt in 1989 alleging that Mallinckrodt had violated various environmental laws during its operation of the facility. These alleged claims were settled in 1991. Under the settlement agreement, Mallinckrodt agreed to pay certain specific costs for the completion of an environmental site investigation required by the EPA and the Maine Department of Environmental Protection (MDEP). Based on the site investigation, Mallinckrodt submitted a Corrective Measures Study (CMS) plan and identified a preferred alternative which was submitted to the EPA and MDEP for approval in 2004. MDEP disagreed with Mallinckrodt’s proposed remedial alternative and served a compliance order on Mallinckrodt LLC and United States Surgical Corporation in December 2008. The compliance order included a directive to remove a significant volume of soils at the site. On December 19, 2008, Mallinckrodt filed an appeal with the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order. A hearing before the Maine Board began on January 25, 2010 and concluded on February 4, 2010. On August 19, 2010, the Maine Board modified the MDEP order and issued a final order requiring removal of two landfills, capping of the remaining three landfills, installation of a groundwater extraction system and long-term monitoring of the site and the three remaining landfills.

On September 17, 2010, Mallinckrodt appealed the final order issued by the Maine Board in Maine Superior Court. On appeal Mallinckrodt has requested that the Superior Court invalidate the Maine Board’s final order in its entirety or in the alternative reverse or modify the final order to eliminate the requirements that Mallinckrodt remove one of the two landfills and recap the remaining three landfills. Mallinckrodt also appealed certain administrative requirements of the final order.

As of September 24, 2010, we estimate that the cost to comply with these proposed remediation alternatives at this site ranges from $98 million to $165 million. These amounts are included in the range of aggregate environmental remediation cost estimates below. However, there are still significant uncertainties in the outcome of the pending litigation. and we continue to disagree with the level of remediation outlined in the Maine Board’s final order.

2010 Form 10-K	24

Maine People’s Alliance and Natural Resources Defense Council v. Mallinckrodt. Since April 2000, Mallinckrodt has also been involved in a lawsuit filed in the U.S. District Court for the District of Maine by the Natural Resources Defense Council and the Maine People’s Alliance. Plaintiffs sought an injunction requiring Mallinckrodt to conduct extensive studies of mercury contamination of the Penobscot River and Bay and options for remediating such contamination, and to perform appropriate remedial activities, if necessary.

On July 29, 2002, following a March 2002 trial, the district court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that Mallinckrodt was liable for the cost of performing a study of the river and bay. The district court subsequently appointed a study panel to oversee the study and ordered Mallinckrodt to pay costs associated with the study. The study panel conducted Phase I studies and proposed a Phase II study which was approved by the district court. The Phase II study calls for several additional years of field work, followed by a fourth year for data synthesis. We have accrued for the cost of the studies as estimated by the study panel; however, due to the uncertainties involved pending completion of the study panel’s work, it is not possible to estimate the costs, if any, that might result from an order to conduct remediation in the Penobscot River and Bay. Accordingly, costs of any such remediation are not included in the range of estimated aggregate environmental remediation costs below.

Remediation Cost Estimates. The ultimate cost of site cleanup and timing of future cash flow is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 24, 2010, we concluded that it was probable that we would incur remediation costs in the range of $182 million to $317 million for the cleanup of all known sites for which the costs are currently estimable. As of September 24, 2010, we concluded that the best estimate within this range was $195 million, of which $19 million was included in accrued and other current liabilities and $176 million was included in other liabilities on our balance sheet. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial condition or cash flows.

Other Matters

We are a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. We do not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on our results of operations, financial condition or cash flows.

Tyco International-related Legal Proceedings

Pursuant to the Separation and Distribution Agreement, we assumed a portion of Tyco International’s contingent and other corporate liabilities, including potential liabilities relating to certain of Tyco International’s outstanding litigation matters, which are discussed below.

Securities Class Action Settlement Opt-Outs and Legacy Securities Matters

Prior to the separation, Tyco International and certain of its former directors and officers were named as defendants in a number of class actions alleging violations of the disclosure provisions of the federal securities laws. As previously disclosed, Tyco International settled the purported securities class action lawsuits in which Tyco International and certain of its former directors and officers were named as defendants. A number of class members opted out of the settlement and brought separate actions that have subsequently been settled, two of which are discussed below. As of September 24, 2010, there were no remaining significant litigation matters for which Covidien, Tyco International and Tyco Electronics are jointly and severally liable.

Stumpf v. Tyco International Ltd., et al. is a class action lawsuit in which the plaintiffs allege that Tyco International, among others things, violated the disclosure provisions of the federal securities laws. The matter arises from Tyco International’s July 2000 initial public offering of common stock of TyCom Ltd., and alleges that the TyCom registration statement and prospectus relating to the sale of common stock were inaccurate,

25	2010 Form 10-K

misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. The complaint further alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, TyCom’s business prospects and Tyco International’s and TyCom’s finances. On August 25, 2010, the United States District Court for the District of New Jersey approved the settlement of the Stumpf matter for $79 million, and on September 24, 2010, the appeals period expired. Pursuant to the Separation and Distribution Agreement, our share of this amount was $33 million.

Hall v. Kozlowski, et al., an action relating to plaintiff’s employment, 401(k) and pension plans and ownership of Tyco International stock, was transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation. On September 9, 2010, the district court granted summary judgment dismissing all claims against Tyco International.

Compliance Matters

Tyco International has received and responded to various allegations that certain improper payments were made in recent years by Tyco International subsidiaries, including subsidiaries which are now part of Covidien. During 2005, Tyco International reported to the DOJ and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the FCPA, that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. We have continued to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by us in the course of our ongoing compliance activities. To date, the baseline review and other compliance reviews have revealed that some past business practices may not comply with Covidien and FCPA requirements. The Company believes that it has adequate amounts recorded related to these matters, the amount of which is not significant.

Executive Officers of the Registrant

Listed below are our executive officers as of November 22, 2010. References below to Covidien include the Tyco Healthcare business which, until our separation in June 2007, was part of Tyco International. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the board of directors, the executive officers are elected by the board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

Name	Age	Position(s)
Richard J. Meelia	61	Chairman of the Board of Directors, President and Chief Executive Officer
Charles J. Dockendorff	56	Executive Vice President and Chief Financial Officer
Jose E. Almeida	48	Senior Vice President and President, Medical Devices
James C. Clemmer	46	Senior Vice President and President, Medical Supplies
Timothy R. Wright	52	Senior Vice President and President, Pharmaceuticals
Eric A. Kraus	49	Senior Vice President, Corporate Communications
John H. Masterson	49	Senior Vice President and General Counsel
Amy A. McBride-Wendell	49	Senior Vice President, Strategy and Business Development
Michael P. Dunford	50	Senior Vice President, Human Resources
Richard G. Brown, Jr.	62	Vice President, Chief Accounting Officer and Corporate Controller
Kevin G. DaSilva	46	Vice President and Treasurer
Eric C. Green	52	Vice President, Chief Tax Officer
Coleman N. Lannum	46	Vice President, Investor Relations

2010 Form 10-K	26

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

Charles J. Dockendorff—Mr. Dockendorff has been Executive Vice President and Chief Financial Officer of Covidien since December 2006. Prior to that, Mr. Dockendorff served as Vice President and Chief Financial Officer of Covidien since 1995.

Jose E. Almeida—Mr. Almeida has been a Senior Vice President since June 2007 and President, Medical Devices of Covidien since October 2006. Prior to that, Mr. Almeida was President of Covidien’s International business since April 2004. From January 2003 to April 2004, Mr. Almeida was Chief Operating Officer of Greatbatch Technologies and from July 1998 to December 2002, he was Vice President, Manufacturing of Covidien.

James C. Clemmer—Mr. Clemmer has been our Senior Vice President since November 2009. Mr. Clemmer has been President, Medical Supplies of Covidien since October 2006. From June 2004 to September 2006, Mr. Clemmer was Group President of the Kendall Healthcare division of Covidien, from June 2001 to June 2004, Mr. Clemmer was President, SharpSafety and Critical Care divisions of Covidien and, from March 2001 to June 2001, Mr. Clemmer was Vice President and General Manager of the SharpSafety division of Covidien. Mr. Clemmer also formerly held positions as Director of Marketing and Vice President of Marketing for the SharpSafety division of Covidien.

Timothy R. Wright—Mr. Wright has been our Senior Vice President since June 2007 and has been President, Pharmaceuticals of Covidien since February 2007. Prior to joining Covidien, Mr. Wright was Non-Executive Chairman of ParagonRx from 2006 to 2007. Mr. Wright was Chief Operating Officer of Xanodyne Pharmaceuticals from 2005 to 2006. As announced on November 11, 2010, Mr. Wright has resigned, effective December 2, 2010.

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

27	2010 Form 10-K

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

2010 Form 10-K	28

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Covidien ordinary shares are listed and traded on the New York Stock Exchange (NYSE) under the symbol “COV.” As of November 15, 2010, there were 28,689 holders of record of Covidien ordinary shares. The following table presents the high and low sales prices of Covidien ordinary shares for the periods indicated, as reported by the NYSE, in addition to the dividends declared per ordinary share during those periods.

Fiscal Year 2010	High	Low	Dividends
First Quarter	$48.83	$40.98	$—
Second Quarter	$52.40	$47.39	$0.36
Third Quarter	$52.48	$39.27	$—
Fourth Quarter	$42.31	$35.12	$0.38

Fiscal Year 2009
First Quarter	$54.60	$32.27	$—
Second Quarter	$40.14	$27.27	$0.32
Third Quarter	$37.34	$30.55	$—
Fourth Quarter	$42.99	$34.89	$0.34

Additional information required by this item is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends” in Item 7 of this annual report on Form 10-K.

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

29	2010 Form 10-K

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

Issuer Purchases of Equity Securities

The following table presents information regarding Covidien’s purchases of ordinary shares during the fourth quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
6/26/10 – 7/23/10	—	$—	—	$1,000,001,843
7/24/10 – 8/27/10	6,559,330	$38.1127	6,559,330	$750,008,081
8/28/10 – 9/24/10	—	$—	—	$750,008,081

Our $300 million share repurchase program has been completed. On March 16, 2010, our Board of Directors authorized a program to purchase up to $1.0 billion of our ordinary shares primarily to offset dilution related to equity compensation plans.

Item 6.	Selected Financial Data

The following table presents selected financial and other data for Covidien plc. The statement of operations data set forth below for fiscal 2010, 2009 and 2008, and the balance sheet data at September 24, 2010 and September 25, 2009, are derived from our audited financial statements included elsewhere in this annual report. The statement of operations data for fiscal 2007 and 2006 and the balance sheet data at September 26, 2008, September 28, 2007 and September 29, 2006 are derived from our audited financial statements that are not included in this annual report.

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

2010 Form 10-K	30

	Fiscal Years
	2010	2009	2008	2007	2006
	(Dollars in Millions, Except per Share Data)
Statement of Operations Data:
Net sales	$10,429	$10,263	$9,910	$8,895	$8,313
Research and development expenses(1)	447	427	341	260	248
Restructuring charges	76	61	77	57	—
Class action and shareholder settlements, net of insurance recoveries	—	183	42	1,202	—
In-process research and development charges	—	115	22	38	63
Operating income(2)	2,063	1,813	1,946	585	2,052
Interest expense, net	(177)	(151)	(166)	(153)	(139)
Other income (expense), net(3)	40	145	199	(135)	(13)
Income from continuing operations before income taxes	1,926	1,807	1,979	297	1,900
Income (loss) from continuing operations	1,563	942	1,443	(165)	1,430
Income (loss) from discontinued operations, net of income taxes	69	(35)	(82)	(177)	(275)
Net income (loss)	1,632	907	1,361	(342)	1,155
Balance Sheet Data (End of Period):
Total assets	$20,387	$17,139	$16,003	$18,328	$14,108
Long-term debt	4,451	2,961	2,986	3,565	2,248
Shareholders’ equity	8,974	8,001	7,747	6,742	8,621
Share Data:
Basic earnings per share:
Income (loss) from continuing operations	$3.13	$1.87	$2.89	$(0.33)	$2.88
Net income (loss)	3.26	1.80	2.72	(0.69)	2.33
Diluted earnings per share:
Income (loss) from continuing operations	$3.10	$1.86	$2.86	$(0.33)	$2.88
Net income (loss)	3.24	1.79	2.70	(0.69)	2.33
Cash dividend declared per share	$0.74	$0.66	$0.64	$0.16	$—
Basic weighted-average number of shares outstanding(4)	500	503	500	497	497
Diluted weighted-average number of shares outstanding(4)	504	505	505	497	497
Other Data:
Operating margin(2)	19.8%	17.7%	19.6%	6.6%	24.7%
Number of employees (thousands)	42	42	42	44	43

(1)	Research and development expenses for fiscal 2009 include $30 million related to up front fees and milestone payments for licensing arrangements entered into by our Pharmaceuticals segment.
(2)	Operating income and margin for fiscal 2010 include a $33 million legal charge related to an antitrust case, a net loss on divestitures of $25 million and transaction costs of $39 million associated with acquisitions, all of which are included in selling, general and administrative expenses. Operating income and margin for fiscal 2010 also includes a $39 million charge in cost of goods sold related to inventory that had been written up to fair value upon the acquisition of businesses. Operating income and margin for fiscal 2009 include legal charges totaling $94 million for three antitrust cases, a charge of $71 million for the estimated additional cost to remediate environmental matters at a site located in Orrington, Maine and charges totaling $21 million related to divestitures, all of which are included in selling, general and administrative expenses. Operating income and margin for fiscal 2007 include intangible asset impairment charges of $33 million. Operating income and margin for fiscal 2006 includes a net gain on divestitures of $48 million.
(3)	Amounts for fiscal 2010, 2009 and 2008 relate primarily to the impact of the Tax Sharing Agreement with Tyco International and Tyco Electronics. Amount for fiscal 2007 consists primarily of the allocation of Tyco International’s loss on the retirement of debt.
(4)	The number of ordinary shares outstanding immediately following the separation from Tyco International was used to calculate basic and diluted earnings per share for the periods prior to the separation because no ordinary shares, share options or restricted shares of Covidien were outstanding on or before June 29, 2007.

31	2010 Form 10-K

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Effective June 29, 2007, Covidien became the parent company owning the former healthcare businesses of Tyco International Ltd. As part of a plan to separate Tyco International into three independent companies, Tyco International transferred the equity interests of the entities that held all of the assets and liabilities of its healthcare businesses to Covidien and, on June 29, 2007, distributed all of its shares of Covidien and Tyco Electronics to Tyco International shareholders (the separation).

Our financial statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America.

Recent Development

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act was enacted in the United States, which includes provisions that would impose a 2.3% excise tax on the sale of certain of our medical device and supply products in the United States starting in 2013. In addition, the new legislation includes a $28 billion fee on the branded pharmaceutical industry over nine years starting in 2011 and a $2.8 billion annual fee on branded pharmaceuticals thereafter. The amount of branded pharmaceutical fee payable by each company is based upon market share. Since our branded pharmaceutical sales currently represent a small portion of the total market, we do not expect this annual assessment to have a significant impact on Covidien. The medical devices tax, however, may have a significant impact on our results of operations. We are still evaluating the potential impact that this tax may have on our overall business. This new legislation increases our cost of doing business. If this cost is not offset by increased demand for our products, other cost reductions or price increases, we could experience lower margins and profitability and our business and results of operations could be materially and adversely affected. In addition to the excise tax and annual fee described above, the new legislation contains numerous other provisions, many of which pertain to health insurance plans, which could impact our financial results in future periods.

2010 Form 10-K	32

Strategic Acquisitions, Licensing Agreements and Divestitures

We regularly engage in strategic reviews of our businesses to improve operations, financial returns and alignment between our businesses and our strategy. We have made strategic acquisitions and divestitures in the past and we will continue to explore strategic alternatives for our businesses, including licensing and distribution transactions and selective acquisitions, as well as divestitures of non-strategic and/or underperforming businesses.

Acquisitions

In July 2010, our Medical Devices segment acquired ev3 Inc., a developer of technologies for the endovascular treatment of peripheral vascular and neurovascular diseases, for cash of approximately $2.5 billion, net of cash acquired. The acquisition of ev3 expands our vascular intervention product offerings and presence in the vascular market.

In addition, in July 2010, our Medical Devices segment acquired Somanetics Corporation, a developer of cerebral and somatic oximetry and monitoring systems, for cash of $291 million, net of cash acquired. The acquisition of Somanetics broadens our oximetry and monitoring product portfolio and our presence in the operating room.

In November 2009, our Medical Devices segment acquired Aspect Medical Systems, Inc. (Aspect), a provider of brain monitoring technology, for cash of $150 million, net of cash acquired. In addition, we assumed $58 million of debt in the transaction, which we subsequently repaid. The acquisition of Aspect broadens our product offerings and adds a brain monitoring technology to our product portfolio.

In September 2009, our Medical Devices segment acquired Power Medical Interventions, Inc. (PMI), a provider of computer-assisted, power-actuated surgical cutting and stapling products, for cash of $40 million. In addition, we assumed $25 million of debt in the transaction. The acquisition of PMI expanded our surgical stapling solutions.

In June 2009, our Medical Devices segment acquired VNUS Medical Technologies, Inc. (VNUS), a developer of medical devices for minimally invasive treatment of venous reflux disease, for cash of $476 million, net of cash acquired. The acquisition of VNUS expanded our portfolio of vascular intervention products and our presence in the vascular market.

During fiscal 2008, our Medical Devices segment acquired Tissue Science Laboratories plc (TSL), a medical device company dedicated to the research, development and commercialization of tissue implant products for surgical and wound care therapies, for cash of $74 million. The acquisition of TSL provided us with a leading tissue repair technology and accelerated our entry into the biologic hernia repair market. TSL’s Permacol™ product complemented our soft tissue product offerings and allowed us to offer a full line of differentiated hernia repair products.

In November 2007, our Medical Devices segment acquired Scandius Biomedical, Inc. (Scandius), a developer of medical devices for sports-related surgeries, for cash of $27 million. The acquisition of Scandius enabled us to offer customers innovative soft tissue repair devices for common sports injuries.

Licensing Agreements

To expand our entry into the branded pain management market, in June 2009, our Pharmaceuticals segment entered into a licensing agreement which granted us rights to market and distribute PENNSAID® topical solution and PENNSAID® gel, topical pain management product candidates for the treatment of osteoarthritis. This license arrangement included an up-front cash payment of $10 million, which was included in research and development expenses during fiscal 2009. We are also responsible for all future development activities and

33	2010 Form 10-K

expenses. In addition, we may be required to make additional payments up to $120 million based upon the successful completion of specified regulatory and sales milestones, and are required to pay royalties on sales of the products. During fiscal 2010, upon FDA approval of PENNSAID® topical solution, we made a milestone payment of $15 million, which was capitalized as an intangible asset. PENNSAID® gel remains in development.

To further expand our presence in the branded pain management market, in June 2009, our Pharmaceuticals segment entered into a licensing agreement which granted us rights to market and distribute in the United States EXALGO® (hydromorphone HCL extended release once daily), a pain management drug candidate, for an up-front cash payment of $10 million, which was included in research and development expenses during fiscal 2009. Under the license arrangement, we are obligated to make additional payments up to $73 million based upon the successful completion of specified development and regulatory milestones. During fiscal 2009, $10 million of such milestone payments were made and included in research and development expenses. During fiscal 2010, the FDA approved the EXALGO® product, resulting in additional payments of $55 million, which were capitalized as an intangible asset. We are also required to pay royalties on sales of the product.

Divestitures

During fiscal 2010, we sold our sleep and oxygen therapy product lines, both previously included within our Medical Devices segment. In addition, in fiscal 2010, we sold our nuclear pharmacies in the United States and our Specialty Chemicals business, both previously included within our Pharmaceuticals segment. Selling, general and administrative expenses for fiscal 2010 include a net loss on divestitures of $25 million, primarily related to the sale of our sleep therapy product line. Our Specialty Chemicals business met the criteria of a discontinued operation and, accordingly the financial statements classify this business as a discontinued operation for all periods presented. See “Discontinued Operations” for further information. We plan to reallocate the resources previously used to support these product lines to our faster-growing, higher-margin businesses in which we have or can develop a global competitive advantage.

During fiscal 2009, we sold our sleep diagnostics product line within our Medical Devices segment. Selling, general and administrative expenses for fiscal 2009 includes charges totaling $21 million for the loss on sale of our sleep diagnostics product line and the write-down of our oxygen therapy product line to its fair value less cost to sell based on the sale agreement.

During fiscal 2008, we sold our Retail Products segment and our European Incontinence Products business within our Medical Supplies segment because their products and customer bases were not aligned with our long-term strategic objectives. Both of these businesses met the discontinued operations criteria and, accordingly, have been included in discontinued operations. See “Discontinued Operations” for further information.

Covidien Business Factors Influencing the Results of Operations

Restructuring Initiatives

In fiscal 2009, we launched a restructuring program designed to improve our cost structure and to deliver improved operational growth. This program includes actions across all three segments as well as corporate. We expect to incur charges of approximately $200 million under this program, most of which is expected to occur by the end of 2011. These charges have been or will be recorded as the specific actions required to execute on these initiatives are identified and approved. The anticipated expenditures primarily relate to employee severance and benefits. As of September 24, 2010, we had incurred $115 million of restructuring charges under this program since its inception. This program excludes restructuring actions associated with acquisitions. In addition to continuing to incur charges under the 2009 program, we also expect to incur additional charges as restructuring actions stemming from our recent acquisitions are implemented.

2010 Form 10-K	34

In fiscal 2007, prior to our separation from Tyco International, we launched a $150 million restructuring program, primarily in our Medical Devices and Medical Supplies segments. This program included exiting unprofitable product lines in low-growth and declining-growth markets, reducing excess machine capacity, moving production to lower cost alternatives through plant consolidations and outsourcing initiatives, and relocating certain functions. During fiscal 2008, we recorded restructuring charges of $77 million under this program as we continued to consolidate certain facilities, primarily within the Medical Devices segment. This program was substantially completed by the end of fiscal 2008.

Research and Development Investment

Our research and development expense increased $20 million and $86 million in fiscal 2010 and 2009, respectively. Research and development expenses in fiscal 2009 include $30 million of up-front fees and milestone payments incurred in connection with the PENNSAID® and EXALGO® product license arrangements entered into by our Pharmaceuticals segment. We expect research and development expenditures to continue to increase in fiscal 2011, both as a result of our recent acquisition of ev3 and internal research and development initiatives. We intend to focus our research and development investments in those fields that we believe will offer the greatest opportunity for growth and profitability. We are committed to investing in products that have a demonstrable clinical impact and value to the healthcare system and through which we can benefit from our core competencies and global infrastructure.

Sales and Marketing Investment

Selling and marketing expenses increased $156 million in fiscal 2010, compared with fiscal 2009, primarily due to increased costs resulting from recent acquisitions and planned increases to support product launches. We expect sales and marketing expenses to continue to increase in fiscal 2011, as a result of our recent acquisition of ev3 and as we make investments to drive our future growth.

Legal Settlements

During fiscal 2010, we recorded a $33 million charge to settle an antitrust case, which is included in selling, general and administrative expenses.

During fiscal 2009, we recorded charges totaling $94 million to settle three antitrust cases, which are included in selling, general and administrative expenses. In addition, in fiscal 2009, we recorded charges totaling $183 million for our share of Tyco International’s settlements of several securities cases and our portion of the estimated cost to settle all of the remaining Tyco International securities cases outstanding at that time.

During fiscal 2008, we recorded a net shareholder settlement charge of $42 million, comprised of a $58 million charge for our portion of Tyco International’s settlements of several securities cases, partially offset by $16 million of income for our portion of related insurance recoveries.

Currency Exchange Rates

Our results of operations are influenced by changes in the currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. The percentage of net sales by major currencies for fiscal 2010 is as follows:

U.S. Dollar	56%
Euro	19
Japanese Yen	8
All other	17

100%

35	2010 Form 10-K

Results of Operations

Fiscal Years Ended 2010, 2009 and 2008

The following table presents results of operations, including percentage of net sales:

	Fiscal Years
(Dollars in Millions)	2010		2009		2008
Net sales	$10,429	100.0%	$10,263	100.0%	$9,910	100.0%
Cost of goods sold	4,624	44.3	4,622	45.0	4,601	46.4
Gross profit	5,805	55.7	5,641	55.0	5,309	53.6
Selling, general and administrative expenses	3,219	30.9	3,042	29.6	2,881	29.1
Research and development expenses	447	4.3	427	4.2	341	3.4
Restructuring charges	76	0.7	61	0.6	77	0.8
Shareholder settlements, net of insurance recoveries	—	—	183	1.8	42	0.4
In-process research and development charges	—	—	115	1.1	22	0.2

Operating income	2,063	19.8	1,813	17.7	1,946	19.6
Interest expense	(199)	(1.9)	(175)	(1.7)	(209)	(2.1)
Interest income	22	0.2	24	0.2	43	0.4
Other income, net	40	0.4	145	1.4	199	2.0

Income from continuing operations before income taxes	1,926	18.5	1,807	17.6	1,979	20.0
Income tax expense	363	3.5	865	8.4	536	5.4

Income from continuing operations	1,563	15.0	942	9.2	1,443	14.6
Income (loss) from discontinued operations, net of income taxes	69	0.7	(35)	(0.3)	(82)	(0.8)

Net income	$1,632	15.6	$907	8.8	$1,361	13.7

Net sales—Our net sales for fiscal 2010 increased $166 million, or 1.6%, to $10.429 billion, compared with $10.263 billion in fiscal 2009. Favorable currency exchange rate fluctuations resulted in a $198 million increase to net sales in fiscal 2010. Fiscal 2009 includes $354 million of sales of oxycodone hydrochloride extended-release tablets sold under a license agreement, which ended during the second quarter of fiscal 2009. The remaining sales increase was driven by sales growth within our Medical Devices segment largely resulting from acquisitions, partially offset by decreased sales within our Pharmaceuticals segments, primarily due to decreased sales of generic pharmaceuticals and the sale of our nuclear pharmacies in the United States.

Our net sales for fiscal 2009 increased $353 million, or 3.6%, to $10.263 billion, compared with $9.910 billion in fiscal 2008. Unfavorable currency exchange rate fluctuations resulted in a $429 million decrease to net sales in fiscal 2009. The remaining increase in net sales was primarily driven by increased sales within our Medical Devices segment and $297 million of incremental sales of oxycodone hydrochloride extended-release tablets within our Pharmaceuticals segment.

Net sales generated by our businesses in the United States were $5.725 billion, $5.925 billion and $5.442 billion in fiscal 2010, 2009 and 2008, respectively. Our non-U.S. businesses generated net sales of $4.704 billion, $4.338 billion and $4.468 billion in fiscal 2010, 2009 and 2008, respectively. Our business outside the United States represents approximately 45%, 42% and 45% of our net sales for fiscal 2010, 2009 and 2008, respectively. The lower proportion of non-U.S. net sales in fiscal 2009, compared with the other two years is largely attributable to the fiscal 2009 sales of oxycodone hydrochloride extended-release tablets in the United States.

2010 Form 10-K	36

Net sales by geographic area are shown in the following tables:

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth (1)
(Dollars in Millions)	2010	2009
U.S.	$5,725	$5,925	(3)%	—%	(3)%
Other Americas	653	549	19	12	7
Europe	2,605	2,510	4	1	3
Asia—Pacific	1,446	1,279	13	8	5

	$10,429	$10,263	2	2	—

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth (1)
(Dollars in Millions)	2009	2008
U.S.	$5,925	$5,442	9%	—%	9%
Other Americas	549	575	(5)	(17)	12
Europe	2,510	2,753	(9)	(13)	4
Asia—Pacific	1,279	1,140	12	2	10

	$10,263	$9,910	4	(4)	8

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

Costs of goods sold—Cost of goods sold was 44.3% of net sales for fiscal 2010, compared with 45.0% of net sales for fiscal 2009. The decreases in cost of goods sold as a percent of net sales in fiscal 2010 was primarily attributable to favorable sales mix and increased sales volume in the Medical Devices segment. However, this decrease was partially offset by the absence of sales of oxycodone hydrochloride extended-release tablets during fiscal 2010, which resulted in an increase of 1.5 percentage points.

Cost of goods sold was 45.0% of net sales for fiscal 2009, compared with 46.4% of net sales for fiscal 2008. The decrease in cost of goods sold as a percent of net sales in fiscal 2009 was primarily attributable to favorable sales mix in the Pharmaceuticals segment, resulting largely from sales of oxycodone hydrochloride extended-release tablets, which resulted in a decrease of 1.3 percentage points.

Selling, general and administrative expenses—Selling, general and administrative expenses in fiscal 2010 increased $177 million, or 5.8%, to $3.219 billion, compared with $3.042 billion in fiscal 2009. Selling, general and administrative expenses were 30.9% of net sales for fiscal 2010, compared with 29.6% of net sales for fiscal 2009. The increase in selling, general and administrative expense as a percentage of net sales was primarily due to increased costs resulting from recent acquisitions and planned increases to support product launches.

Selling, general and administrative expenses increased $161 million, or 5.6%, to $3.042 billion in fiscal 2009, compared with $2.881 billion in fiscal 2008. Selling, general and administrative expenses were 29.6% of net sales for fiscal 2009, compared with 29.1% of net sales for fiscal 2008. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to increased legal and consulting costs, $94 million of which related to three antitrust cases, an increase in estimated environmental remediation costs of $82 million, primarily related to a site in Orrington, Maine, and planned growth in selling and marketing. These cost increases were partially offset by currency gains.

37	2010 Form 10-K

Research and development expenses—Research and development expense increased $20 million to $447 million, in fiscal 2010, compared with $427 million in fiscal 2009. Research and development expenses for fiscal 2009 include $30 million of up-front fees and milestone payments for licensing arrangements entered into by our Pharmaceuticals segment. The remaining $50 million increase, primarily resulted from additional spending within our Medical Devices segment. As a percentage of our net sales, research and development expense was 4.3% for fiscal 2010, compared with and 4.2% for fiscal 2009. We plan to increase research and development expenses as a percentage of net sales to 5% to 6% over the next several years.

Research and development expense increased $86 million, or 25.2%, to $427 million in fiscal 2009, compared with $341 million in fiscal 2008. This increase resulted primarily from the $30 million of up-front fees and milestone payments for licensing agreements discussed above and increased spending in our Medical Devices segment. As a percentage of our net sales, research and development expenses were 4.2% for fiscal 2009, compared with 3.4% for fiscal 2008.

Restructuring charges—During fiscal 2010, we recorded net restructuring charges of $76 million primarily related to severance costs within our Medical Supplies and Medical Devices segments. During fiscal 2009, we recorded restructuring charges of $61 million, comprised of restructuring charges of $66 million, partially offset by changes in estimates of $5 million. The $66 million of restructuring charges includes asset impairment charges of $12 million primarily related to the write-down of long-lived assets of a manufacturing facility within our Pharmaceutical segment, which has been closed as a result of cost savings initiatives. The remaining charges and changes in estimates primarily relate to severance costs across all segments and corporate.

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

Shareholder settlements, net of insurance recoveries—During fiscal 2009, we recorded charges totaling $183 million for our share of Tyco International’s settlements of several securities cases and our portion of the estimated cost to settle all of the remaining Tyco International securities cases outstanding at that time.

During fiscal 2008, we recorded a net charge of $42 million, comprised of a $58 million charge for our share of Tyco International’s settlements of several other securities cases, partially offset by $16 million of income for our portion of the related insurance recoveries.

In-process research and development charges—During fiscal 2009, our Medical Devices segment recorded a charge of $59 million for the write-off of in-process research and development associated with the acquisition of VNUS. This charge relates to an alternative minimally invasive device for the treatment of varicose veins and venous reflux that VNUS is developing, which has not yet received regulatory approval. As of the date of acquisition, this technology was not considered to be technologically feasible or to have any alternative future use. Design, testing, clinical trials and regulatory submission are required in order to bring the project to completion. If the device receives regulatory approval, we anticipate that it will occur in fiscal 2013 and be released to the market shortly thereafter. Management determined the valuation of the in-process research and development using, among other factors, appraisals. The value was based primarily on the discounted cash flow method and was discounted at a 31% rate, which was considered commensurate with the project’s risks and stage of development. Future residual cash flows that could be generated from the project were determined based upon management’s estimate of future revenue and expected profitability of the project and technology involved. These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the project to completion. We cannot assure that the underlying assumptions used to prepare the discounted cash flow analysis will prove to be accurate or that the

2010 Form 10-K	38

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

Operating income—In fiscal 2010, operating income increased $250 million to $2.063 billion, compared with operating income of $1.813 billion in fiscal 2009. Operating income for fiscal 2009 included: $345 million related to sales of oxycodone hydrochloride extended-release tablets; $183 million of shareholder settlement charges; $115 million of in-process research and development charges; charges totaling $71 million for the estimated additional cost to remediate environmental matters at a site located in Orrington, Maine; and $30 million of up-front fees and milestone payments for licensing arrangements entered into by our Pharmaceuticals segment. The remaining $196 million increase in operating income was primarily due to favorable sales mix and increased sales volume within our Medical Devices segment and a $61 million decrease in legal charges associated with the settlement of antitrust cases, partially offset by increased costs related to acquisitions and new product launches.

In fiscal 2009, operating income decreased $133 million to $1.813 billion, compared with $1.946 billion in fiscal 2008. The decrease in operating income in fiscal 2009 was primarily due to: a $141 million increase in net shareholder settlements; increased legal costs, $94 million of which related to three antitrust cases; $93 million of incremental in-process research and development charges; an $86 million increase in research and development expenses primarily related to increased spending in our Medical Devices segment and licensing arrangements entered into by our Pharmaceuticals segment; and an $82 million increase in estimated environmental remediation costs, primarily related to a site located in Orrington, Maine. These decreases to operating income were partially offset by higher sales and increased gross profit largely attributable to increased sales of oxycodone hydrochloride extended-release tablets.

Analysis of Operating Results by Segment

Management measures and evaluates our reportable segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment net sales and segment operating income because management evaluates the operating results of the segments excluding such items. These items include revenues and expenses related to sales of oxycodone hydrochloride extended-release (Oxy ER) tablets sold under a license agreement, which began in the fourth quarter of fiscal 2008 and ended in the second quarter of fiscal 2009, and charges associated with acquisitions, divestitures, licensing fees, certain legal and environmental charges, and restructuring charges incurred under our 2007 and 2009 restructuring programs. Although these amounts are excluded from segment net sales and segment operating income, as applicable, they are included in reported consolidated net sales and operating income and accordingly, are included in our discussion of our consolidated results of operations. In addition, certain costs that were previously included in corporate expense, primarily stock-based compensation expense, are now reflected in the Company’s reportable segments, consistent with how management is now measuring and evaluating segment performance. Prior period segment net sales and segment operating income amounts have been reclassified to conform to the current period presentation.

39	2010 Form 10-K

Net sales by segment are shown in the following tables:

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2010	2009
Medical Devices	$6,715	$6,061	11%	3%	8%
Pharmaceuticals	1,991	2,096	(5)	1	(6)
Medical Supplies	1,723	1,752	(2)	—	(2)

Net sales of reportable segments	10,429	9,909	5	2	3
Sales of Oxy ER	—	354	(100)	—	(100)

Consolidated net sales	$10,429	$10,263	2	2	—

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2009	2008
Medical Devices	$6,061	$5,914	2%	(6)%	8%
Pharmaceuticals	2,096	2,150	(3)	(4)	1
Medical Supplies	1,752	1,789	(2)	(2)	—

Net sales of reportable segments	9,909	9,853	1	(4)	5
Sales of Oxy ER	354	57	521	—	521

Consolidated net sales	$10,263	$9,910	4	(4)	8

Operating income by segment and as a percentage of segment net sales for each of the last three fiscal years is shown in the following table:

	Fiscal Years
(Dollars in Millions)	2010		2009		2008
Medical Devices	$2,097	31.2%	$1,849	30.5%	$1,843	31.2%
Pharmaceuticals	330	16.6	343	16.4	378	17.6
Medical Supplies	254	14.7	225	12.8	198	11.1

Operating income of reportable segments	2,681	25.7	2,417	24.4	2,419	24.6
Unallocated amounts:
Corporate expenses	(419)		(392)		(379)
Restructuring charges	(76)		(61)		(77)
Legal and environmental charges, including shareholder settlements	(33)		(330)		(42)
Charges associated with acquisitions, divestitures and licensing arrangements	(90)		(166)		(22)
Impact of Oxy ER	—		345		47

Consolidated operating income	$2,063		$1,813		$1,946

2010 Form 10-K	40

Medical Devices

Net sales for Medical Devices by groups of products and by geography for fiscal 2010 compared to fiscal 2009 is as follows:

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2010	2009
Endomechanical Instruments	$2,139	$1,982	8%	3%	5%
Soft Tissue Repair Products	854	807	6	3	3
Energy Devices	992	867	14	2	12
Oximetry & Monitoring Products	755	636	19	2	17
Airway & Ventilation Products	770	763	1	3	(2)
Vascular Products	810	574	41	3	38
Other Products	395	432	(9)	6	(15)

	$6,715	$6,061	11	3	8

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2010	2009
U.S.	$2,839	$2,528	12%	—%	12%
Non-U.S.	3,876	3,533	10	5	5

	$6,715	$6,061	11	3	8

Net sales for fiscal 2010 increased $654 million to $6.715 billion, compared with $6.061 billion for fiscal 2009. Favorable currency exchange fluctuations positively impacted net sales for the segment by $175 million. The remaining increase in net sales for the segment was driven by increased sales across all major product groups, except Airway & Ventilation Products. The increase in sales for Vascular Products was primarily due to the acquisitions of ev3 and VNUS, which together resulted in an additional $195 million in net sales for the segment. Similarly, the increase in sales for Oximetry & Monitoring Products resulted primarily from the acquisition of Aspect. The increase in Energy Devices net sales resulted primarily from higher sales volume of vessel sealing products, while the increase in sales of Endomechanical Instruments was primarily driven by continued demand for our stapling devices and, to a lesser extent, laparoscopic instruments. Finally, the increase in sales for Soft Tissue Repair Products was primarily attributable to hernia mesh products. These increases were partially offset by a decrease in sales of Airway & Ventilation Products, primarily due to the divestiture of the sleep diagnostics and sleep therapy product lines, and a $63 million decrease in sales due to the divestiture of our oxygen therapy product line, included in Other Products.

Operating income for fiscal 2010 increased $248 million to $2.097 billion, compared with $1.849 billion for fiscal 2009. Our operating margin was 31.2% for fiscal 2010, compared with 30.5% for fiscal 2009. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above. This increase was partially offset by increased costs related to acquisitions, primarily selling, general and administrative expenses and, to a lesser extent, research and development expenses.

41	2010 Form 10-K

Net sales for Medical Devices by groups of products and by geography for fiscal 2009 compared to fiscal 2008 is as follows:

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2009	2008
Endomechanical Instruments	$1,982	$1,928	3%	(6)%	9%
Soft Tissue Repair Products	807	786	3	(7)	10
Energy Devices	867	805	8	(5)	13
Oximetry & Monitoring Products	636	636	—	(3)	3
Airway & Ventilation Products	763	806	(5)	(4)	(1)
Vascular Products	574	493	16	(2)	18
Other Products	432	460	(6)	(5)	(1)

	$6,061	$5,914	2	(6)	8

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2009	2008
U.S.	$2,528	$2,315	9%	—%	9%
Non-U.S.	3,533	3,599	(2)	(9)	7

	$6,061	$5,914	2	(6)	8

Net sales for fiscal 2009 increased $147 million to $6.061 billion, compared with $5.914 billion for fiscal 2008. Unfavorable currency exchange fluctuations of $317 million during fiscal 2009 were more than offset by increased sales volume of endomechanical instruments, energy devices, vascular products and soft tissue repair products. The increase in sales volume for Endomechanical Instruments was primarily driven by continued demand for our stapling devices and laparoscopic instruments worldwide. The increase in operational sales for Energy Devices resulted primarily from higher sales volume of vessel sealing products worldwide, somewhat offset by a decrease in capital equipment sales in the United States. Vascular Products sales growth was primarily driven by increased sales of compression products in the United States and the acquisition of VNUS. The increase in sales volume for Soft Tissue Repair Products was primarily due to hernia mesh products in the United States and, to a lesser extent, hernia mechanical devices.

Operating income for fiscal 2009 increased $6 million to $1.849 billion, compared with $1.843 billion for fiscal 2008. Our operating margin was 30.5% for fiscal 2009, compared with 31.2% for fiscal 2008. The decline in operating margin resulted from a $54 million increase in research and development expense. The slight increase in our operating income was primarily attributable to favorable sales mix and increased gross profit, partially offset by the increase in research and development spending.

Pharmaceuticals

Net sales for Pharmaceuticals by groups of products and by geography for fiscal 2010 compared to fiscal 2009 is as follows:

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2010	2009
Specialty Pharmaceuticals	$473	$544	(13)%	—%	(13)%
Active Pharmaceutical Ingredients	395	405	(2)	1	(3)
Contrast Products	604	591	2	2	—
Radiopharmaceuticals	519	556	(7)	—	(7)

	$1,991	$2,096	(5)	1	(6)

2010 Form 10-K	42

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2010	2009
U.S.	$1,372	$1,509	(9)%	—%	(9)%
Non-U.S.	619	587	5	3	2

	$1,991	$2,096	(5)	1	(6)

Net sales for fiscal 2010 decreased $105 million to $1.991 billion, compared with $2.096 billion for fiscal 2009. The decrease primarily resulted from a decline in Specialty Pharmaceuticals and Radiopharmaceuticals net sales. The decrease in Specialty Pharmaceuticals sales was attributable to a decline in sales of generic pharmaceuticals, primarily hydrocodone and oxycodone, resulting from aggressive price competition and, to a lesser extent, to lower sales of branded pharmaceuticals. The decrease in sales of branded pharmaceuticals was largely due to a decline in sales of Restoril, for which our patent recently expired. This decrease was partially offset by sales of EXALGO® and PENNSAID® products, which were launched in fiscal 2010. The sale of our nuclear pharmacies in the United States also contributed to the decline in net sales for the segment. The decreases discussed above were somewhat offset by favorable currency translation.

Operating income for fiscal 2010 decreased $13 million to $330 million, compared with $343 million for fiscal 2009. Our operating margin was 16.6% for fiscal 2010, compared with 16.4% for fiscal 2009. The decrease in operating income was primarily due to the decrease in gross profit resulting from the overall segment sales decline discussed above and increased selling and marketing expenses to support new branded product launches, partially offset by lower legal costs.

Net sales for Pharmaceuticals by groups of products and by geography for fiscal 2009 compared to fiscal 2008 is as follows:

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2009	2008
Specialty Pharmaceuticals	$544	$525	4%	—%	4%
Active Pharmaceutical Ingredients	405	431	(6)	(7)	1
Contrast Products	591	635	(7)	(5)	(2)
Radiopharmaceuticals	556	559	(1)	(4)	3

	$2,096	$2,150	(3)	(4)	1

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2009	2008
U.S.	$1,509	$1,558	(3)%	—%	(3)%
Non-U.S.	587	592	(1)	(14)	13

	$2,096	$2,150	(3)	(4)	1

Net sales for fiscal 2009 decreased $54 million to $2.096 billion, compared with $2.150 billion for fiscal 2008. Unfavorable currency exchange fluctuations contributed $81 million to the decrease in net sales. The remaining $27 million increase primarily resulted from higher sales of generic pharmaceuticals within Specialty Pharmaceuticals.

Operating income for fiscal 2009 decreased $35 million to $343 million, compared with $378 million for fiscal 2008. Our operating margin was 16.4% for fiscal 2009, compared with 17.6% for fiscal 2008. The decrease in operating income and margin was primarily due to increased environmental costs and increased research and development expenses, partially resulting from incremental expenses incurred in connection with licensing agreements entered into during fiscal 2009.

43	2010 Form 10-K

Medical Supplies

Net sales for Medical Supplies by groups of products for fiscal 2010 compared to fiscal 2009 is as follows:

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2010	2009
Nursing Care Products	$783	$790	(1)%	—%	(1)%
Medical Surgical Products	412	417	(1)	—	(1)
SharpSafety Products	320	334	(4)	—	(4)
Original Equipment Manufacturer Products	208	211	(1)	1	(2)

	$1,723	$1,752	(2)	—	(2)

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2010	2009
U.S.	$1,514	$1,534	(1)%	—%	(1)%
Non-U.S.	209	218	(4)	1	(5)

	$1,723	$1,752	(2)	—	(2)

Net sales for fiscal 2010 decreased $29 million to $1.723 billion, compared with $1.752 billion for fiscal 2009. The decrease resulted from lower sales across all product lines, most notably SharpSafety Products. The sales decrease in SharpSafety Products resulted from a decline in both sharps disposal products and needles and syringes due to pricing pressure and the exit of these product lines in Europe in the prior year. The decline in sales of Nursing Care Products was largely driven by decreased sales of traditional wound care products, partially offset by increased sales volume of incontinence products.

Operating income for fiscal 2010 increased $29 million to $254 million, compared with $225 million for fiscal 2009. Our operating margin was 14.7% for fiscal 2010, compared with 12.8% for fiscal 2009. The increase in operating income and margin was primarily due to decreased manufacturing costs and lower selling and marketing expenses primarily attributable to savings from restructuring actions.

Net sales for Medical Supplies by groups of products for fiscal 2009 compared to fiscal 2008 is as follows:

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2009	2008
Nursing Care Products	$790	$784	1%	(1)%	2%
Medical Surgical Products	417	431	(3)	(3)	—
SharpSafety Products	334	362	(8)	(1)	(7)
Original Equipment Manufacturer Products	211	212	—	—	—

	$1,752	$1,789	(2)	(2)	—

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2009	2008
U.S.	$1,534	$1,512	1%	—%	1%
Non-U.S.	218	277	(21)	(11)	(10)

	$1,752	$1,789	(2)	(2)	—

Net sales for fiscal 2009 decreased $37 million to $1.752 billion, compared with $1.789 billion for fiscal 2008. The decrease was primarily due to unfavorable currency rate fluctuations of $31 million and a decline in sales of needles and syringes within SharpSafety primarily resulting from our decision to exit this business in

2010 Form 10-K	44

Europe. These decreases in net sales were partially offset by an increase in incontinence sales within Nursing Care Products resulting primarily from new products, particularly quilted and bariatric briefs.

Operating income for fiscal 2009 increased $27 million to $225 million, compared with $198 million for fiscal 2008. Our operating margin was 12.8% for fiscal 2009, compared with 11.1% for fiscal 2008. The increase in operating income and margin was primarily attributable to a decrease in research and development expense and lower selling, general and administrative expenses primarily due to savings resulting from restructuring actions.

Corporate

Corporate expense was $419 million, $392 million and $379 million for fiscal 2010, 2009 and 2008. The $27 million increase in corporate expense in fiscal 2010, compared with fiscal 2009, resulted primarily from increased compensation costs and, to a lesser extent, increased legal costs, partially offset by decreased tax departmental costs.

Non-Operating Items

Interest Expense and Interest Income

During fiscal 2010, 2009 and 2008, interest expense was $199 million, $175 million and $209 million, respectively. The increase in interest expense for fiscal 2010, compared with fiscal 2009, resulted partially from $13 million of fees associated with the bridge financing obtained in connection with the acquisition of ev3. No amount was drawn down under this bridge facility since permanent financing was put in place prior to the close of the ev3 acquisition. The remaining $11 million increase in interest expense resulted from the issuance of $1.5 billion in senior notes during the fourth quarter of fiscal 2010 to finance a portion of the ev3 acquisition. We anticipate that the issuance of these notes will result in additional interest expense of approximately $46 million on an annualized basis. The decrease in interest expense in fiscal 2009, compared with fiscal 2008, resulted from a decrease in our average outstanding debt balances.

During fiscal 2010, 2009 and 2008, interest income was $22 million, $24 million and $43 million, respectively. The decrease in interest income in fiscal 2009, compared with fiscal 2008, resulted from a decrease in interest rates.

Other Income, net

Other income, net of $40 million for fiscal 2010 includes income of $43 million and a corresponding increase to our receivable from Tyco International and Tyco Electronics, which reflects 58% of interest and other income tax payable amounts recorded during fiscal 2010 that will be covered under the Tax Sharing Agreement discussed in note 19 to our financial statements.

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

Other income, net of $199 million for fiscal 2008 includes income of $214 million and a corresponding increase to our receivable from Tyco International and Tyco Electronics. The $214 million includes $231 million which represents the indirect effect of changes to our accounting for uncertain income tax positions discussed in note 6 to our financial statements. Other income, net for fiscal 2008 also includes income of $21 million related to an increase in our receivable from Tyco International and Tyco Electronics in accordance with the Tax Sharing

45	2010 Form 10-K

Agreement, primarily related to interest. These amounts are partially offset by adjustments to certain pre-separation tax contingencies and an audit settlement, which resulted in a $38 million decrease to our receivable from Tyco International and Tyco Electronics and a corresponding charge to other expense.

Income Tax Expense

Income tax expense was $363 million, $865 million and $536 million on income from continuing operations before income taxes of $1.926 billion, $1.807 billion and $1.979 billion for fiscal 2010, 2009 and 2008, respectively. Our effective tax rate was 18.8%, 47.9% and 27.1% for fiscal 2010, 2009 and 2008, respectively.

The significant decrease in the effective tax rate for fiscal 2010, compared with fiscal 2009 resulted from the release of a significant non-U.S. valuation allowance during the fourth quarter of fiscal 2010 upon finalization of a non-U.S. tax planning initiative. The decrease in the effective tax rate for fiscal 2010 was also due to withholding tax incurred on repatriated earnings in the prior year period. During fiscal 2009, we provided for U.S. and non-U.S. income taxes and a 5% withholding tax on earnings that were repatriated during that period (i) in connection with a one-time transaction that was implemented as part of our tax planning strategies and (ii) in jurisdictions where we were not permanently reinvested. In addition, in fiscal 2009 we incurred charges of $183 million related to our portion of Tyco International’s shareholder settlements and our portion of the estimated cost to settle all of the remaining securities cases outstanding at that time, for which no tax benefit was recorded. Finally, the decrease in the effective tax rate in fiscal 2010, compared to fiscal 2009 also resulted from the implementation of our tax planning strategies and an increase in earnings in lower tax jurisdictions.

The increase in the effective tax rate for fiscal 2009, compared with fiscal 2008, resulted from the effect of Tyco International’s settlement with the IRS of certain outstanding tax matters within the 2001 through 2004 audit cycle and withholding tax incurred on repatriated earnings. We, together with Tyco International and Tyco Electronics have significant potential tax liabilities related to periods prior to the separation from Tyco International. Under the Tax Sharing Agreement, Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to and including June 29, 2007. The timing, nature and amount of any settlement agreed to by Tyco International may not be in our best interests. In September 2009, Tyco International agreed to a negotiated settlement of certain matters within the 2001 through 2004 audit cycle, although the cycle remains open and subject to examination and resolution. In addition, during fiscal 2009, we provided for U.S. and non-U.S. income taxes and a 5% withholding tax in the amount of $167 million on earnings that were repatriated in connection with the implementation of our tax planning strategies. The increase in the effective tax rate for fiscal 2009 was also due to $141 million of incremental net shareholder settlement charges and $93 million of incremental in-process research and development charges, for which no tax benefit was recorded.

Discontinued Operations

In fiscal 2010, we sold our Specialty Chemicals business within our Pharmaceuticals segment. In addition, in fiscal 2008, we sold our Retail Products segment and European Incontinence Products business within our Medical Supplies segment. We decided to sell these businesses because their products and customer bases were not aligned with our long-term strategic objectives. All of these businesses met the discontinued operations criteria, and accordingly are included in discontinued operations for all periods presented.

Specialty Chemicals business—During fiscal 2010, we sold our Specialty Chemicals business for net cash proceeds of $273 million and recorded a $20 million pre-tax gain on sale. Included within this gain is a $22 million charge associated with an indemnification for various risks, which we provided to the purchaser. In addition, we paid $30 million into an escrow account as collateral for this indemnification, which is included in other assets on the balance sheet. Additional information regarding this indemnification is discussed in “Liquidity and Capital Resources—Guarantees.

2010 Form 10-K	46

Retail Products segment—During fiscal 2008, we sold our Retail Products segment for gross cash proceeds of $330 million, subject to working capital adjustments. Deal costs and other adjustments resulted in net cash proceeds of $308 million, which was used to repay a portion of the outstanding borrowings under our revolving credit facility. A $111 million pre-tax loss on sale from discontinued operations was recorded at that time. The loss on sale was adjusted by $12 million in fiscal 2009 upon receipt of contingent payments and net proceeds from the sale of a Retail Products facility and by $7 million in fiscal 2010 as a result of an unfavorable contract settlement.

European Incontinence business—During fiscal 2008, we also sold our European Incontinence business. As a condition of the sale, we were required to contribute cash of $43 million into the business prior to the closing of the transaction. During fiscal 2008, we recorded a $75 million pre-tax loss on sale from discontinued operations.

Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses—During fiscal 2010, we recorded a $20 million tax benefit in income (loss) on disposition of discontinued operations resulting primarily from adjustments to certain income tax liabilities related to the Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses that were sold in fiscal 2006 prior to our separation from Tyco International Ltd.

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

Fiscal 2010 Cash Flow Activity

The net cash provided by operating activities of $2.185 billion was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization and deferred income taxes. An increase of income taxes payable of $312 million also contributed to cash provided by continuing operating activities. These amounts were partially offset by a $200 million decrease in accrued and other current liabilities, driven largely by the payment of prior year legal settlements.

The net cash used in investing activities of $3.195 billion was primarily due to acquisition-related payments of $3.012 billion, primarily associated with the acquisition of ev3 and capital expenditures of $401 million. These amounts were partially offset by $263 million of net proceeds from divestitures, primarily related to the sale of our Specialty Chemicals business.

The net cash provided by financing activities of $1.060 billion was primarily the result of proceeds from the issuance of debt of $1.489 billion and net proceeds from commercial paper of $246 million. These amounts were partially offset by dividend payments of $360 million and share repurchases of $331 million.

Fiscal 2009 Cash Flow Activity

The net cash provided by continuing operating activities of $1.829 billion was primarily attributable to net income for fiscal 2009, as adjusted for depreciation and amortization, the change in related party receivable on the Tax Sharing Agreement discussed in “Other Income, net,” deferred income taxes and in-process research and development charges and an increase in working capital of $394 million driven primarily by accrued and other liabilities and income taxes payable. The increase in accrued and other liabilities includes $72 million related to estimated environmental remediation costs and $58 million relating to an antitrust legal settlement. A majority of the increase in income taxes relates to our portion of Tyco International’s settlement with the IRS of certain outstanding tax matters within the 2001 through 2004 audit cycle. During fiscal 2009, we paid $151 million for our portion of Tyco International’s settlements with certain shareholders. In addition, we paid $129 million for U.S. and non-U.S. income taxes and withholding tax on earnings that were either repatriated or undistributed earnings not considered permanently reinvested in certain subsidiaries.

47	2010 Form 10-K

The net cash used in continuing investing activities of $1.001 billion was primarily due to acquisition-related payments of $608 million, primarily associated with the acquisition of VNUS, and capital expenditures of $384 million.

The net cash used in continuing financing activities of $573 million was primarily the result of dividend payments of $322 million and repurchases of shares totaling $232 million discussed under “Share Repurchases.”

Fiscal 2008 Cash Flow Activity

The net cash provided by continuing operating activities of $591 million was primarily attributable to income from continuing operations for fiscal 2008, as adjusted for depreciation and amortization and the change in related party receivable on the Tax Sharing Agreement discussed in “Other Income, net.” An increase in accrued and other liabilities of $190 million, a significant portion of which relates to accrued interest, also contributed to cash provided by continuing operating activities. These amounts were partially offset by the finalization of Tyco International’s class action settlement of $1.257 billion, an increase in inventories of $190 million and an increase in accounts receivable of $138 million. The finalization of the class action settlement did not affect our cash balance, however, as the funds had previously been set aside in an escrow account during fiscal 2007.

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

Capitalization

Shareholders’ equity was $8.974 billion, or $18.13 per share, at September 24, 2010, compared with $8.001 billion, or $16.03 per share, at September 25, 2009. Net income of $1.632 billion was largely offset by dividends declared of $370 million and the repurchase of shares of $331 million.

At September 24, 2010, total debt was $4.706 billion and cash was $1.565 billion, compared with total debt of $2.991 billion and cash of $1.467 billion at September 25, 2009. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 34% at September 24, 2010, compared with 27% at September 25, 2009.

The increase in our total debt resulted from the issuance of $500 million aggregate principal amount of 1.9% senior notes due 2013, $400 million aggregate principal amount of 2.8% senior notes due 2015 and $600 million aggregate principal amount of 4.2% senior notes due 2020. These notes are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd. The net proceeds of $1.489 billion were used to finance a portion of the acquisition of ev3.

We are required to maintain an available unused balance under our $1.425 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. We had $397 million and $151 million of commercial paper outstanding at September 24, 2010 and September 25, 2009, and no amount outstanding under the credit facility at the end of either period.

2010 Form 10-K	48

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Dividends

Dividend payments were $360 million during fiscal 2010. On September 22, 2010, our Board of Directors increased our quarterly cash dividend from $0.18 per share to $0.20 per share. The dividend declared of $0.20 per share to shareholders of record on October 4, 2010, totaling $99 million, was paid on November 8, 2010. We expect that we will continue to pay dividends comparable to this increased amount to holders of our ordinary shares. The timing, declaration and payment of future dividends to holders of our ordinary shares, however, falls within the discretion of our Board of Directors and will depend upon many factors, including the statutory requirements of Irish law, our earnings and financial condition, the capital requirements of our businesses, industry practice and any other factors the Board of Directors deems relevant.

Share Repurchases

During fiscal 2009, our Board of Directors authorized a program to purchase up to $300 million of our ordinary shares to partially offset dilution related to equity compensation plans. Shares may be repurchased from time to time, based on market conditions. During fiscal 2009, we repurchased approximately 6 million ordinary shares for $225 million under this program. We also repurchase shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. In addition, we repurchase shares to settle certain option exercises. During fiscal 2009, we spent an additional $7 million to acquire shares in connection with such share-based awards. In fiscal 2009, prior to the reorganization discussed note 1 to our financial statements, we retired the 2.1 million shares that Covidien Ltd. held in treasury.

During the second quarter of fiscal 2010, our Board of Directors authorized a program to purchase up to $1.0 billion of our ordinary shares primarily to offset dilution related to equity compensation plans. Shares may be repurchased from time to time, based on market conditions. During fiscal 2010, we repurchased approximately 8 million shares for $325 million under our share buyback programs. In addition, we spent an additional $6 million to acquire shares in connection with share-based awards as described above.

Commitments and Contingencies

Contractual Obligations

A summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable operating leases and other obligations at September 24, 2010 is presented in the following table.

(Dollars in Millions)	Total	2011	2012	2013	2014	2015	Thereafter
Debt(1)	$7,149	$454	$597	$1,186	$169	$563	$4,180
Capital lease obligations(1)	54	7	6	6	6	6	23
Operating leases(2)	494	120	88	67	55	46	118
Purchase obligations(3)	179	125	26	15	11	2	—
Unrecognized tax benefits(4)	1,218	1,218	—	—	—	—	—

Total contractual cash obligations(5)	$9,094	$1,924	$717	$1,274	$241	$617	$4,321

(1)	Interest on debt and capital lease obligations are projected for future periods using interest rates in effect as of September 24, 2010. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

49	2010 Form 10-K

(2)	Total future operating lease payments increased $59 million in fiscal 2010 as a result of acquisitions.
(3)	Purchase obligations consist of commitments for purchases of good and services made in the normal course of business to meet operational and capital requirements.
(4)	The table above does not include $641 million of unrecognized tax benefits for uncertain tax positions and $276 million of associated accrued interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows, we are unable to reasonably estimate the amount and period in which these liabilities might be paid. Information regarding expected audit settlements and estimated change in our unrecognized tax benefits is provided under Income Taxes.
(5)	This table does not include other liabilities of $990 million, primarily consisting of liabilities pertaining to pension and postretirement benefits, environmental liabilities, insurable liabilities and deferred compensation, because the timing of their future cash outflow is uncertain. However, the minimum required contributions to our pension plans are expected to be $43 million in fiscal 2011. In addition, we expect to make contributions of $10 million to our postretirement benefit plans in fiscal 2011.

At September 24, 2010, we had outstanding letters of credit and letters of guarantee in the amount of $338 million.

Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Item 3—Legal Proceedings and note 21 to our financial statements provide further information regarding legal proceedings.

Income Taxes

Our income tax returns are periodically examined by various tax authorities. Open periods for examination include certain periods during which we were a subsidiary of Tyco International. The resolution of the matters arising during periods during which we were a Tyco International subsidiary is subject to the conditions set forth in the Tax Sharing Agreement discussed in note 19 to our financial statements. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation. We have significant potential tax liabilities related to these periods and have included our best estimate of the amounts which relate to our operations within our current or non-current income taxes payable.

Our income tax returns for years after our separation from Tyco are also periodically under examination. We have potential liabilities related to these income tax returns and have included our best estimate of potential liabilities for these years within our non-current taxes payable. With respect to these potential income tax liabilities from all of these years, we believe that the amounts recorded in our financial statements as current or non-current taxes payable are adequate.

In accordance with the Tax Sharing Agreement, we share certain contingent liabilities relating to unresolved tax matters of Tyco International for periods prior to the separation, with Covidien assuming 42%, Tyco International 27% and Tyco Electronics 31% of the total amount. We are the primary obligor to the taxing authorities for $1.986 billion of contingent tax liabilities that are recorded on the balance sheet at September 24, 2010, $1.414 billion of which relates to periods prior to the separation and which is shared with Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement. The actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, some of which may not be resolved for several years.

2010 Form 10-K	50

In addition, pursuant to the terms of the Tax Sharing Agreement, we have recorded a current and long-term receivable from Tyco International and Tyco Electronics of $245 million and $479 million, respectively, which are classified as due from former parent and affiliate on our balance sheet at September 24, 2010. These receivables primarily reflect 58% of our contingent tax liabilities that are subject to the Tax Sharing Agreement. If Tyco International and Tyco Electronics default on their obligations to us under the Tax Sharing Agreement, however, we would be liable for the entire amount of such liabilities.

The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect our income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and Covidien believes that some of these adjustments are likely to be resolved within the next 12 months. With respect to other adjustments, Tyco International has indicated that settlement is unlikely. In the event that Tyco International is unable to resolve these issues in the IRS administrative process, Tyco International will likely contest certain adjustments related to disallowed deductions through litigation. While we believe that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a significant effect on our financial statements.

In addition, the IRS continues to audit certain of Tyco International’s U.S. federal income tax returns for the years 2001 through 2004. Tyco International and the IRS have entered into settlements related to certain outstanding tax matters arising in this audit cycle, which otherwise remains open and subject to examination and resolution of other matters.

In connection with the settlements of the 1997 through 2000 and 2001 through 2004 audit cycles, we estimate that we will be required to make a payment of approximately $422 million to the IRS, which is included in current income taxes payable on the balance sheet. Pursuant to the Tax Sharing Agreement, we will receive payments totaling approximately $245 million from Tyco International and Tyco Electronics, which is classified as current and included in due from former parent and affiliate. We will also be required to reimburse Tyco International and Tyco Electronics $108 million for our portion of their settlements.

The resolution of issues arising from the 1997 through 2000 and 2001 through 2004 audit cycles, as well as other settlements or statute of limitations expirations, could result in a significant change in our unrecognized tax benefits. We estimate that within the next 12 months, our gross uncertain tax positions, exclusive of interest could decrease by as much as $745 million, as a result of such settlements or expirations. These estimates of changes to unrecognized tax benefits may not be representative of actual outcomes. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible change related to our unrecognized tax benefits.

Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities; we assumed and are responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon our separation from Tyco International using appraisals and a liability related to these guarantees was recorded on our balance sheet, the offset of which was reflected as a reduction in shareholders’ equity.

Each reporting period, we evaluate the potential loss which we believe is probable as a result of our commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on our balance sheet, an adjustment will be required to increase the recorded liability to the amount of such potential

51	2010 Form 10-K

loss. This guarantee is not amortized because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon release from our obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. A liability of $716 million and $718 million relating to these guarantees was included on our balance sheet at September 24, 2010 and September 25, 2009, respectively.

In disposing of assets or businesses, we often provide representations, warranties and indemnities to cover various risks, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. Except as discussed below, we generally do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that these uncertainties would have a material adverse effect on our results of operations, financial condition or cash flows.

In connection with the sale of our Specialty Chemicals business, we provided the purchaser with an indemnification for various risks, including environmental, health, safety, tax and other matters, some of which have an indefinite term. However, the most significant portion of this indemnification relates to environmental, health and safety matters, which has a term of 17 years. A liability of $22 million relating to this indemnification was included on our balance sheet as of September 24, 2010. The value of the environmental, health and safety guarantee was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. The maximum future payments we could be required to make under the indemnification provided to the purchaser is $82 million. In addition, we were required to pay $30 million into an escrow account as collateral, which is included in other assets on the balance sheet.

We have recorded liabilities for known indemnifications included as part of environmental liabilities, which are discussed in note 21 to our financial statements. In addition, we are liable for product performance, however in the opinion of management, such obligations will not significantly affect our results of operations, financial condition or cash flows.

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

2010 Form 10-K	52

analyses, contractual commitments, including stated rebate rates, and other relevant information. We adjust reserves to reflect differences between estimated and actual experience, and record such adjustment as a reduction of sales in the period of adjustment. Historical adjustments to recorded reserves have not been significant and we do not expect significant revisions of these estimates in the future. Rebates charged against gross sales in fiscal 2010, 2009 and 2008 amounted to $3.149 billion, $2.831 billion, and $2.357 billion, respectively.

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

Contingencies—We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, patent infringement, product liability and environmental matters, as further discussed in note 21 to our financial statements. Accruals recorded for various contingencies including legal proceedings, self-insurance and other claims are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. When a range is established but a best estimate cannot be made, we record the minimum loss contingency amount. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are reevaluated each accounting period, as additional information is available. When we are initially unable to develop a best estimate of loss, we record the minimum amount of loss, which could be zero. As information becomes known, additional loss provision is recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount. We record

53	2010 Form 10-K

receivables from third party insurers when we have determined that existing insurance policies will provide reimbursement. In making this determination, we consider applicable deductibles, policy limits and the historical payment experience of the insurance carriers.

Pension and Postretirement Benefits—Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. For our U.S. plans, the discount rate is based on the market rate for a broad population of Moody’s AA-rated corporate bonds over $250 million. For our non-U.S. plans, the discount rate is generally determined by reviewing country and region specific government and corporate bond interest rates. A decrease in the discount rate increases the present value of pension benefit obligations and increases pension expense. A 50 basis point decrease in the discount rate would increase our present value of pension obligations by approximately $68 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our annual pension expense by approximately $3 million.

Guarantees—Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics. Each reporting period, we evaluate the potential loss which we believe is probable as a result of our commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on our balance sheet, an adjustment will be required to increase the recorded liability to the amount of such potential loss. This guarantee has not been amortized into income to date because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon release from our obligations under the Agreements, which may not occur for some years, or, as payments are made to indemnified parties. The impact of such payments is considered in the periodic evaluation of the sufficiency of the liability.

In addition, we have, from time to time, provided guarantees and indemnifications to unrelated parties. These guarantees have not been material to our financial statements. The most significant of these guarantees relates to an indemnification, which we provided to the purchaser of our Specialty Chemicals business, primarily related to environmental, health, safety, tax and other matters. As of September 24, 2010, we have a liability of $22 million on our balance sheet related to this indemnification; however, we could be required to make payments of up to $82 million. We periodically reassess our exposure and potential loss under these arrangements, and, in the event that an increase in the fair value of the guarantee occurs, a charge to income will be required.

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

2010 Form 10-K	54

We determine whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the uncertainty. To the extent a full benefit is not realized on the uncertain tax position, an income tax liability is established. We adjust these liabilities as a result of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. A significant portion of our potential tax liabilities are recorded in non-current income taxes payable on our balance sheets as payment is not expected within one year.

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

We have recorded significant valuation allowances in certain jurisdictions that we intend to maintain until it appears to be more likely than not that some or all of those deferred tax assets will be realized. Our valuation allowances for deferred tax assets of $5.904 billion and $6.492 billion at September 24, 2010 and September 25, 2009, respectively, relate principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. Included in the valuation allowance at both September 24, 2010 and September 25, 2009 is $5.5 billion which represents a full valuation allowance against certain non-U.S. net operating losses recorded in fiscal 2008 as a result of the receipt of a favorable tax ruling. It is highly unlikely that any of this net operating loss will be utilized.

We believe that we will generate sufficient future taxable income in the appropriate jurisdictions to realize the tax benefits related to the net deferred tax assets in our balance sheets. However, any reduction in future taxable income, including any future restructuring activities, may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. Our income tax expense recorded in the future may also be reduced to the extent of decreases in our valuation allowances.

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

55	2010 Form 10-K

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in currency exchange rates, interest rates and commodity prices. In order to manage the volatility to our more significant market risks, we enter into derivative financial instruments such as forward currency exchange contracts.

Foreign currency risk arises from our investments in affiliates and subsidiaries owned and operated in foreign countries. Such risk is also a result of transactions with customers in countries outside the United States. We use foreign currency exchange forward and option contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions denominated in certain foreign currencies. Based on a sensitivity analysis of our existing contracts outstanding at September 24, 2010, a 10% appreciation of the U.S. dollar from the September 24, 2010 market rates would increase the unrealized value of contracts on our balance sheet by $35 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of contracts on our balance sheet by $36 million. However, such gains or losses on these contracts would ultimately be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:

Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Income for fiscal years ended September 24, 2010, September 25, 2009 and September 26, 2008

Consolidated Balance Sheets at September 24, 2010 and September 25, 2009

Consolidated Statements of Shareholders’ Equity for fiscal years ended September 24, 2010, September 25, 2009 and September 26, 2008

Consolidated Statements of Cash Flows for fiscal years ended September 24, 2010, September 25, 2009 and September 26, 2008

Notes to Consolidated Financial Statements

Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts

All other financial statements and schedules have been omitted since the information required to be submitted has been included in the financial statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.

Information on quarterly results of operations is set forth in note 23 to our financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The effectiveness of internal control over financial reporting of ev3 Inc. has been excluded from management’s assessment of controls discussed below. This acquisition contributed approximately 1% of our total revenue in fiscal 2010 and accounted for approximately 16% of our total assets at September 24, 2010. The purchase price of ev3 was approximately $2.5 billion, net of cash acquired.

2010 Form 10-K	56

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

Management assessed the effectiveness of our internal control over financial reporting as of September 24, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment, we believe that our internal controls over financial reporting were effective as of September 24, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 24, 2010 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

57	2010 Form 10-K

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information concerning Directors, including committees of our Board of Directors, may be found under the captions “Proposal One—Election of Directors,” “Board of Directors and Board Committees,” and “Corporate Governance,” in our definitive proxy statement for our 2011 Annual General Meeting of Shareholders (the “2011 Proxy Statement”). Such information is incorporated herein by reference. Information regarding our executive officers is included at the end of Part 1 of this Annual Report on Form 10-K. The information in the 2011 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption “Corporate Governance” in our 2011 Proxy statement and is incorporated herein by reference.

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

Information concerning executive compensation may be found under the captions “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our 2011 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our 2011 Proxy Statement set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” is incorporated herein by reference.

2010 Form 10-K	58

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(4)
Equity compensation plans approved by security holders	15,765,009	$41.63	31,984,959
Equity compensation plans not approved by security holders	—	—	—

TOTAL	15,765,009	$41.63	31,984,959

(1)	As of September 24, 2010, there were 11,802,800 ordinary shares to be issued upon exercise of outstanding options with a weighted-average exercise price of $41.64, 3,901,733 ordinary shares to be issued upon settlement of restricted stock units, performance share units and accompanying dividend equivalent units granted pursuant to our amended and restated 2007 Stock and Incentive Plan and 60,476 ordinary shares to be issued upon exercise of outstanding options with a weighted-average exercise price of $40.67 pursuant to the Covidien Savings Related Share Plan.
(2)	This table does not include information regarding options and restricted stock units converted from Tyco International Ltd. awards in connection with our separation from Tyco International in June 2007. We did not assume any equity compensation plans from Tyco International, and no grants of Covidien equity may be made pursuant to any Tyco International plans. As of September 24, 2010, there were 10,577,595 ordinary shares to be issued upon exercise of these converted options with a weighted-average exercise price of $42.04 and 205,750 ordinary shares to be issued upon settlement of converted restricted stock units.
(3)	Does not take into account restricted stock units and performance share units, which do not have an exercise price.
(4)	As of September 24, 2010, there were 26,814,575 ordinary shares available for issuance pursuant to our amended and restated 2007 Stock and Incentive Plan; 4,231,333 ordinary shares available for issuance pursuant to the Covidien Employee Stock Purchase Plan and 939,051 ordinary shares available for issuance pursuant to the Covidien Savings Related Share Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information in our 2011 Proxy Statement set forth under the captions “Transactions with Related Persons” and “Corporate Governance—Independence of Nominees for Director” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information in our 2011 Proxy Statement set forth under the captions “Proposal Two—Appointment of Independent Auditors and Authorization of the Audit Committee to Set Their Remuneration,” “Audit and Audit Committee Matters” is incorporated herein by reference.

59	2010 Form 10-K

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) and (2) See Item 8—Financial Statements and Supplementary Data.

(3)	Exhibit Index:

Exhibit Number	Exhibit

2.1	Separation and Distribution Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

2.2	Agreement and Plan of Merger, dated May 7, 2009, by and among Covidien Group S.a.r.l., Covidien Delaware Corp. and VNUS Medical Technologies, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 30, 2009).

2.3

Agreement and Plan of Merger dated September 27, 2009, among United States Surgical

Corporation, Transformer Delaware Corp. and Aspect Medical Systems, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2009).

2.4	Agreement and Plan of Merger dated as of June 1, 2010, among Covidien Group S.a.r.l., COV Delaware Corporation and ev3 Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2010).

2.5

Agreement and Plan of Merger dated as of June 16, 2010, among United States Surgical

Corporation, Covidien DE Corp. and Somanetics Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2010).

3.1	Memorandum and Articles of Association of Covidien plc (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

3.2	Certificate of Incorporation of Covidien plc (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

4.1(a)	Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(b)	First Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(b) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(c)	Second Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(c) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(d)	Third Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(d) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

2010 Form 10-K	60

Exhibit Number	Exhibit

4.1(e)	Fourth Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(e) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(f)	Fifth Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor), Covidien plc (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated June 4, 2009 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

4.1(g)	Sixth Supplemental Indenture, dated as of June 28, 2010, among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor), Covidien plc (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Registrant on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

Exhibit Number	Exhibit

10.1	Tax Sharing Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.2	FY09 Grant U.S. Option Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008). (1)

10.3	FY09 Grant U.S. Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008). (1)

10.4	FY09 Grant Performance Share Unit Terms and Conditions (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008). (1)

10.5	Form of Non-Competition, Non-Solicitation, and Confidentiality Agreement for executive officers and certain key employees, other than Richard J. Meelia (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on January 29, 2009). (1)

10.6	Amendment and Assignment Agreement dated as of November 21, 2008 to the Employment Agreement with Richard J. Meelia (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on January 29, 2009). (1)

10.7	Settlement Agreement, dated December 29, 2006, between Tyco International Ltd. and Richard J. Meelia (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed on January 18, 2007). (1)

10.8	Employment Agreement, dated December 29, 2006, between Tyco Healthcare Ltd. and Richard J. Meelia (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed on January 18, 2007). (1)

10.9	Covidien 2007 Stock and Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009). (1)

10.10	Covidien Employee Stock Purchase Plan (as amended and restated) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009). (1)

61	2010 Form 10-K

Exhibit Number	Exhibit

10.11	Deed Poll of Assumption relating to Covidien Ltd. Employee Equity Plans, dated June 4, 2009 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009). (1)

10.12	Director Grant Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009). (1)

10.13	Founders’ Grant Standard Option Terms and Conditions (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.14	Founders’ Grant Standard Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.15	Covidien Severance Plan for U.S. Officers and Executives, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2010). (1)

10.16	Amended and Restated Covidien Change in Control Severance Plan for Certain U.S. Officers and Executives (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on January 29, 2009). (1)

10.17	Covidien Supplemental Savings and Retirement Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 26, 2010). (1)

10.18	Founders’ Grant Restricted Stock Unit Form of Letter Agreement for Directors (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.19	Founders’ Grant Standard Option Terms and Conditions for Directors (Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.20	Form of Deed of Indemnification for Directors and Secretary of Covidien plc (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

10.21	Amended and Restated Five-Year Senior Credit Agreement among Covidien International Finance S.A., Covidien Ltd., Covidien plc, the lenders party thereto and Citibank, N.A., as administrative agent, dated as of June 4, 2009 (Incorporated by reference to Exhibit 10.5 the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

10.22	Guarantor Assumption Agreement by and among Tyco International Ltd. and Covidien Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.23	Form of Terms and Conditions of Option Award (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on January 26, 2010). (1)

10.24	Form of Terms and Conditions of Restricted Unit Award (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on January 26, 2010). (1)

10.25	Form of Terms and Conditions of Performance Unit Award (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on January 26, 2010). (1)

21.1	Subsidiaries of the registrant (filed herewith).

23.1	Consent of Deloitte and Touche LLP (filed herewith).

24.1	Power of Attorney (included on signature page hereto).

2010 Form 10-K	62

Exhibit Number	Exhibit

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	The following materials from the Covidien plc Annual Report on Form 10-K for the fiscal year ended September 24, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity (iv) the Consolidated and Statements of Cash Flows and (v) related notes.

*	Furnished herewith.

(1)	Management contract or compensatory plan.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

63	2010 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVIDIEN PUBLIC LIMITED COMPANY

By:	/S/ RICHARD G. BROWN, JR.
Richard G. Brown, Jr.
Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Dated: November 22, 2010

By:	/S/ CHARLES J. DOCKENDORFF
Charles J. Dockendorff
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

We, the undersigned officers and directors of Covidien plc, hereby severally constitute and appoint John H. Masterson to sign for us and in our names in the capacities indicated below, any and all amendments to the report on Form 10-K filed herewith, and to file the same, with all exhibits thereto and other documents in connection therewith, in each case, with the Securities and Exchange Commission, and generally to do all such things in our names and on our behalf in our capacities consistent with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/S/ RICHARD J. MEELIA Richard J. Meelia	Chairman, Chief Executive Officer and President (Principal Executive Officer)	November 22, 2010

/S/ CHARLES J. DOCKENDORFF Charles J. Dockendorff	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 22, 2010

/S/ RICHARD G. BROWN, JR. Richard G. Brown, Jr.	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	November 22, 2010

/S/ CRAIG ARNOLD Craig Arnold	Director	November 22, 2010

/S/ ROBERT H. BRUST Robert H. Brust	Director	November 22, 2010

/S/ JOHN M. CONNORS, JR. John M. Connors, Jr.	Director	November 22, 2010

/S/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin	Director	November 22, 2010

2010 Form 10-K	64

Name	Title	Date

/S/ TIMOTHY M. DONAHUE Timothy M. Donahue	Director	November 22, 2010

/S/ KATHY J. HERBERT Kathy J. Herbert	Director	November 22, 2010

/S/ RANDALL J. HOGAN, III Randall J. Hogan, III	Director	November 22, 2010

/S/ DENNIS H. REILLEY Dennis H. Reilley	Director	November 22, 2010

/S/ TADATAKA YAMADA Tadataka Yamada	Director	November 22, 2010

/S/ JOSEPH A. ZACCAGNINO Joseph A. Zaccagnino	Director	November 22, 2010

65	2010 Form 10-K

COVIDIEN PLC

2010 Form 10-K	66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Covidien plc:

We have audited the accompanying consolidated balance sheets of Covidien plc and subsidiaries (previously Covidien Ltd.) (collectively the “Company”) as of September 24, 2010 and September 25, 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 24, 2010. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 24, 2010 and September 25, 2009, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 24, 2010, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in notes 2, 6 and 15 to the consolidated financial statements, the Company, in 2008 changed its method of accounting for uncertain tax positions, in 2009 changed the measurement date used to measure liabilities for pension and postretirement plans, and in 2010 changed its method of accounting for business combinations, all to conform to new authoritative guidance issued by the Financial Accounting Standards Board.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 24, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

November 22, 2010

Boston, Massachusetts

67	2010 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Covidien plc:

We have audited the internal control over financial reporting of Covidien plc and subsidiaries (the “Company”) as of September 24, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting of ev3 Inc., which was acquired on July 12, 2010, and whose financial statements reflect total assets and revenues constituting approximately 16% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 24, 2010. Accordingly, our audit did not include the internal control over financial reporting of ev3 Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 24, 2010 of the Company and our report dated November 22, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph related to a change in the method of accounting for business combinations to conform to new authoritative guidance issued by the Financial Accounting Standards Board.

/s/ DELOITTE & TOUCHE LLP

November 22, 2010

Boston, Massachusetts

2010 Form 10-K	68

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years Ended September 24, 2010, September 25, 2009 and September 26, 2008

(in millions, except per share data)

	2010	2009	2008
Net sales	$10,429	$10,263	$9,910
Cost of goods sold	4,624	4,622	4,601

Gross profit	5,805	5,641	5,309
Selling, general and administrative expenses	3,219	3,042	2,881
Research and development expenses	447	427	341
Restructuring charges	76	61	77
Shareholder settlements, net of insurance recoveries	—	183	42
In-process research and development charges	—	115	22

Operating income	2,063	1,813	1,946
Interest expense	(199)	(175)	(209)
Interest income	22	24	43
Other income, net	40	145	199

Income from continuing operations before income taxes	1,926	1,807	1,979
Income tax expense	363	865	536

Income from continuing operations	1,563	942	1,443
Income (loss) from discontinued operations, net of income taxes	69	(35)	(82)

Net income	$1,632	$907	$1,361

Basic earnings per share:
Income from continuing operations	$3.13	$1.87	$2.89
Income (loss) from discontinued operations	0.14	(0.07)	(0.16)
Net income	3.26	1.80	2.72
Diluted earnings per share:
Income from continuing operations	$3.10	$1.86	$2.86
Income (loss) from discontinued operations	0.14	(0.07)	(0.16)
Net income	3.24	1.79	2.70
Weighted-average number of shares outstanding:
Basic	500	503	500
Diluted	504	505	505

See Notes to Consolidated Financial Statements.

69	2010 Form 10-K

COVIDIEN PLC

CONSOLIDATED BALANCE SHEETS

At September 24, 2010 and September 25, 2009

(in millions, except share data)

	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$1,565	$1,467
Accounts receivable trade, less allowance for doubtful accounts of $73 and $40	1,708	1,669
Inventories	1,381	1,272
Prepaid expenses and other current assets	312	444
Due from former parent and affiliate	245	—
Deferred income taxes	529	454
Assets held for sale	—	357

Total current assets	5,740	5,663
Property, plant and equipment, net	2,608	2,542
Goodwill	7,675	6,020
Intangible assets, net	2,949	1,513
Due from former parent and affiliate	479	708
Other assets	936	693

Total Assets	$20,387	$17,139

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$255	$30
Accounts payable	586	471
Accrued payroll and payroll related costs	435	374
Accrued and other current liabilities	1,195	1,275
Income taxes payable	547	35
Guaranteed contingent tax liabilities	108	—
Liabilities associated with assets held for sale	—	103

Total current liabilities	3,126	2,288
Long-term debt	4,451	2,961
Income taxes payable	1,565	1,768
Guaranteed contingent tax liabilities	608	718
Deferred income taxes	673	459
Other liabilities	990	944

Total Liabilities	11,413	9,138
Commitments and contingencies (note 21)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 507,245,024 and 503,029,579 issued	101	101
Ordinary shares held in treasury at cost; 12,164,018 and 3,979,904	(484)	(155)
Additional paid-in capital	6,563	6,344
Retained earnings	2,444	1,182
Accumulated other comprehensive income	350	529

Total Shareholders’ Equity	8,974	8,001

Total Liabilities and Shareholders’ Equity	$20,387	$17,139

See Notes to Consolidated Financial Statements.

2010 Form 10-K	70

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years September 24, 2010, September 25, 2009 and September 26, 2008

(in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number	Par Value	Number	Amount
Balance at September 28, 2007	498	$100	—	$—	$5,999	$—	$643	$6,742
Comprehensive income, net of tax:
Net income	—	—	—	—	—	1,361	—	1,361
Currency translation	—	—	—	—	—	—	71	71
Benefit plan adjustments	—	—	—	—	—	—	(5)	(5)
Unrecognized gain on securities	—	—	—	—	—	—	2	2
Unrecognized loss on derivatives	—	—	—	—	—	—	(4)	(4)

Total comprehensive income								$1,425
Dividends declared	—	—	—	—	—	(320)	—	(320)
Repurchase of shares	—	—	—	(6)	—	—	—	(6)
Share options exercised	5	1		6	157	—	—	164
Share-based compensation	—	—	—	—	79	—	—	79
Change in method of accounting for uncertain tax positions (note 6)	—	—	—	—	—	(355)	—	(355)
Adjustments to income taxes assumed upon separation from Tyco International	—	—	—	—	18	—	—	18

Balance at September 26, 2008	503	101	—	—	6,253	686	707	7,747
Comprehensive income, net of tax:
Net income	—	—	—	—	—	907	—	907
Currency translation	—	—	—	—	—	—	(125)	(125)
Benefit plan adjustments	—	—	—	—	—	—	(50)	(50)
Unrecognized loss on securities	—	—	—	—	—	—	(4)	(4)
Unrecognized gain on derivatives	—	—	—	—	—	—	1	1

Total comprehensive income	—	—	—	—	—	—	—	$729
Change in measurement date for benefit plans, net of tax (note 15)	—	—	—	—	—	(4)	—	(4)
Vesting of restricted shares	1	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(332)	—	(332)
Repurchase of shares	—	—	(6)	(232)	—	—	—	(232)
Retirement of treasury shares	(2)	—	2	75	—	(75)	—	—
Share options exercised	1	—	—	2	16	—	—	18
Share-based compensation	—	—	—	—	75	—	—	75

Balance at September 25, 2009	503	101	(4)	(155)	6,344	1,182	529	8,001
Comprehensive income, net of tax:
Net income	—	—	—	—	—	1,632	—	1,632
Currency translation	—	—	—	—	—	—	(150)	(150)
Benefit plan adjustments	—	—	—	—	—	—	(30)	(30)
Unrecognized gain on derivatives	—	—	—	—	—	—	1	1

Total comprehensive income	—	—	—	—	—	—	—	$1,453
Vesting of restricted shares	1	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(370)	—	(370)
Repurchase of shares	—	—	(8)	(331)	—	—	—	(331)
Share options exercised	3	—	—	2	110	—	—	112
Share-based compensation	—	—	—	—	91	—	—	91
Adjustments to income taxes assumed upon separation from Tyco International	—	—	—	—	18	—	—	18

Balance at September 24, 2010	507	$101	(12)	$(484)	$6,563	$2,444	$350	$8,974

See Notes to Consolidated Financial Statements.

71	2010 Form 10-K

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years September 24, 2010, September 25, 2009 and September 26, 2008

(in millions)

	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$1,632	$907	$1,361
(Income) loss from discontinued operations, net of income taxes	(69)	35	82

Income from continuing operations	1,563	942	1,443
Adjustments to reconcile net cash provided by continuing operating activities:
Depreciation and amortization	489	419	398
Share-based compensation	89	74	76
Deferred income taxes	(162)	(127)	1
Provision for losses on accounts receivable and inventory	76	67	70
Change in receivable from former parent and affiliate related to Tax Sharing Agreement	(43)	(148)	(214)
Loss on divestitures, net	25	21	—
Non-cash restructuring charges	3	12	18
In-process research and development charges	—	115	22
Other non-cash items	48	60	52
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(7)	74	(138)
Inventories	(49)	(56)	(190)
Accounts payable	68	(61)	72
Income taxes	312	300	15
Accrued and other liabilities	(200)	302	190
Class action settlement	—	—	(1,257)
Other	(27)	(165)	33

Net cash provided by continuing operating activities	2,185	1,829	591
Cash Flows From Investing Activities:
Capital expenditures	(401)	(384)	(409)
Acquisition-related payments, net of cash acquired	(3,012)	(608)	(157)
Acquisition of licenses and technology	(70)	(56)	(1)
Divestitures, net of cash retained by businesses sold	263	6	263
Sale of investments	54	48	4
(Increase) decrease in restricted cash	(29)	2	24
Interest in class action settlement fund	—	—	1,257
Other	—	(9)	15

Net cash (used in) provided by continuing investing activities	(3,195)	(1,001)	996
Cash Flows From Financing Activities:
Net issuance (repayment) of commercial paper	246	(20)	171
Issuance of debt	1,489	—	2,727
Repayment of debt	(88)	(19)	(4,007)
Dividends paid	(360)	(322)	(320)
Repurchase of shares	(331)	(232)	(6)
Proceeds from exercise of share options	107	19	157
Other	(3)	1	(5)

Net cash provided by (used in) continuing financing activities	1,060	(573)	(1,283)
Discontinued Operations:
Net cash provided by discontinued operating activities	46	44	69
Net cash used in discontinued investing activities	(11)	(26)	(30)

Net cash provided by discontinued operations	35	18	39
Effect of currency rate changes on cash	13	(14)	(7)
Net increase in cash and cash equivalents	98	259	336
Cash and cash equivalents at beginning of year	1,467	1,208	872

Cash and cash equivalents at end of year	$1,565	$1,467	$1,208

Supplementary Cash Flow Information:
Interest paid	$175	$176	$138
Income taxes paid, net of refunds	$240	$706	$534

See Notes to Consolidated Financial Statements.

2010 Form 10-K	72

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Separation from Tyco International Ltd—Effective June 29, 2007, Covidien Ltd., a company organized under the laws of Bermuda, became the parent company owning the former healthcare businesses of Tyco International Ltd. Prior to June 29, 2007, the assets of the healthcare businesses of Tyco International were transferred to Covidien Ltd. On June 29, 2007, Tyco International distributed one common share of Covidien Ltd. for every four common shares of Tyco International, as well as its shares of its former electronics businesses (Tyco Electronics), to the holders of Tyco International common shares on the record date for the distribution, which was June 18, 2007 (the separation).

Reorganization—On January 16, 2009, Covidien plc was incorporated in Ireland, in order to effectuate moving Covidien Ltd’s principal executive office from Bermuda to Ireland. Covidien plc operated as a wholly-owned subsidiary of Covidien Ltd. until June 4, 2009, when the outstanding common shares of Covidien Ltd. were cancelled and Covidien plc issued ordinary shares with substantially the same rights and preferences on a one-for-one basis to the holders of the Covidien Ltd. common shares that were cancelled. Upon completion of this transaction, Covidien plc replaced Covidien Ltd. as the ultimate parent company and Covidien Ltd. became a wholly-owned subsidiary of Covidien plc. This transaction was accounted for as a merger between entities under common control; accordingly, the historical financial statements of Covidien Ltd. for periods prior to this transaction are considered to be the historical financial statements of Covidien plc. No changes in capital structure, assets or liabilities resulted from this transaction, other than Covidien plc has provided a guarantee of amounts due under certain borrowing arrangements of a subsidiary as described in notes 11 and 24.

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

Changes in Presentation—Certain changes were made to the presentation of prior years’ items, the more significant of which include the presentation of treasury shares and changes to segment data to reflect how management views the business. Additional changes and corrections were made to other disclosures which were not material to the financial statements.

Fiscal Year—The Company reports its results based on a “52-53 week” year ending on the last Friday of September, such that each quarterly period will be 13 weeks in length. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will include 14 weeks, with the next such occurrence taking place in fiscal 2011.

2. Summary of Significant Accounting Policies

Principles of Consolidation—The Company consolidates entities in which it owns or controls more than fifty percent of the voting shares or has the ability to control through similar rights. All intercompany transactions have been eliminated. The results of entities acquired or disposed of are included in the financial statements from the effective date of acquisition or up through the date of disposal.

Revenue Recognition—The Company recognizes revenue for product sales when title and risk of loss have transferred from the Company to the buyer, which may be upon shipment or upon delivery to the customer site, based on contract terms or legal requirements in non-U.S. jurisdictions.

73	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company sells products both direct to end user customers and through distributors who resell the products to end user customers. Rebates are provided to certain distributors that sell to end user customers at prices determined in accordance with a contract between the Company and the end user customer. Provisions for rebates, as well as sales discounts and returns, are accounted for as a reduction of sales when revenue is recognized and are included in the reserve for returns, rebates and sales allowances within accounts receivable trade on the balance sheets. Rebates are estimated based on sales terms, historical experience and trend analyses. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific sales trend analyses, contractual commitments, including stated rebate rates, and other relevant information. The Company adjusts reserves to reflect differences between estimated and actual experience, and records such adjustment as a reduction of sales in the period of adjustment. Rebates charged against gross sales amounted to $3.149 billion, $2.831 billion and $2.357 billion in fiscal 2010, 2009 and 2008, respectively.

Research and Development—Internal research and development costs are expensed as incurred. Research and development expenses include salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other costs.

Amounts related to research and development collaborations with third parties are expensed as incurred up to the point of regulatory approval. Third-party costs, including certain licensing related payments, subsequent to regulatory approval are capitalized and amortized over the estimated useful life of the related product. Amounts capitalized for such costs are included in intangible assets, net of accumulated amortization.

Advertising—Advertising costs are expensed when incurred. Advertising expense was $65 million, $81 million and $87 million in fiscal 2010, 2009 and 2008, respectively, and is included in selling, general and administrative expenses.

Currency Translation—For the Company’s non-U.S. subsidiaries that transact in a functional currency other than U.S. dollars and do not operate in highly inflationary environments, assets and liabilities are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during the related month. The net effect of these translation adjustments is shown in the financial statements as a component of accumulated other comprehensive income within shareholders’ equity. For subsidiaries operating in highly inflationary environments or where the functional currency is different from local currency, non-monetary assets and liabilities are translated at the rate of exchange in effect on the date the assets were acquired, while monetary assets and liabilities are translated at year-end exchange rates. Translation adjustments of these subsidiaries are included in net income. Gains and losses resulting from foreign currency transactions are also included in net income.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with maturities of three months or less from the time of purchase to be cash equivalents.

2010 Form 10-K	74

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Doubtful Accounts—The allowance for doubtful accounts receivable reflects the best estimate of losses inherent in the Company’s accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence. Accounts receivable are written off when management determines they are uncollectible.

Inventories—Inventories are recorded at the lower of cost or market value, primarily using the first-in, first-out convention. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors.

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

The Company assesses the recoverability of assets using undiscounted cash flows whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value of the asset and the present value of discounted future cash flows or other reasonable estimate of fair value.

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

The Company’s purchased research and development represents the estimated fair value as of the acquisition date of in-process projects that have not reached technological feasibility and have no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval. Through fiscal 2009, the value attributable to in-process research and development (IPR&D) was charged to expense at the time of acquisition.

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

Beginning with fiscal 2010 acquisitions, the value attributable to IPR&D projects at the time of acquisition is no longer expensed, but is capitalized as an indefinite-lived intangible asset and tested for impairment until the project is completed or abandoned. Upon completion of the project, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the indefinite-lived intangible asset is charged to expense.

75	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets—The Company tests goodwill for impairment during the fourth quarter of each year, or more frequently if impairment indicators arise. The Company utilizes a two-step approach. The first step requires a comparison of the carrying value of the reporting units to the fair value of these units. The Company estimates the fair value of its reporting units through internal analyses and valuation, utilizing an income approach based on the present value of future cash flows. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

Intangible assets with finite useful lives are amortized using the straight-line method over the following estimated useful lives of the assets:

Completed technology	5 to 30 years
Customer relationships	3 to 30 years
Other	2 to 40 years

The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. The Company reviews intangible assets with finite useful lives for impairment in the same manner as property, plant and equipment. Intangible assets that are not subject to amortization are tested for impairment in the same manner as goodwill.

Costs Associated with Exit Activities—The Company accrues employee termination costs associated with ongoing benefit arrangements, which includes benefits provided as part of the Company’s domestic severance policy or that are provided in accordance with international statutory requirements, if the obligation is attributed to prior services rendered, the rights to the benefits have vested and the payment is probable and the amount can be reasonably estimated. The Company generally records employee termination benefits that represent a one-time benefit into expense over the future service period, if any. In addition, in conjunction with an exit activity, the Company may offer voluntary termination benefits to employees. These benefits are recorded when the employee accepts the termination benefits and the amount can be reasonably estimated. Other costs associated with exit activities may include distributor cancellation fees, costs related to leased facilities to be abandoned or subleased, and long-lived asset impairments.

Environmental Costs—The Company is subject to laws and regulations relating to protecting the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. The Company discounts environmental liabilities using a risk-free rate of return when the obligation is fixed or reasonably determinable. The impact of the discount was not material in any period presented.

Asset Retirement Obligations—The Company establishes asset retirement obligations for the present value of estimated future costs to return certain of its facilities to their original condition. The recorded liabilities are accreted to the future value of the estimated restoration costs. The accretion of the liability and the depreciation of the capitalized cost are recognized over the estimated useful lives of the facilities, which range from 23 to 25 years. The accretion of the discount is included in selling, general and administrative expenses.

2010 Form 10-K	76

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guaranteed Tax Liabilities—The Company has certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics, which primarily relate to certain contingent tax liabilities. These arrangements were valued upon separation from Tyco International using appraisals and a liability related to these guarantees was recorded. Each reporting period, the Company evaluates the potential loss which it believes is probable as a result of its commitments under the agreements. To the extent such potential loss exceeds the amount of the liability on the balance sheet, an adjustment is recorded to increase the liability to the amount of such potential loss. This guarantee has not been amortized into income to date because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon the Company’s release from its obligations under the agreements, which may not occur for some years, or as payments are made to indemnified parties. The impact of such payments is considered in the periodic evaluation of the sufficiency of the liability.

Income Taxes—The income tax benefits of a consolidated income tax return have been reflected where such returns have or could be filed based on the entities and jurisdictions included in the financial statements.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the book and tax bases of assets and liabilities and operating loss carryforwards, using tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the uncertainty. To the extent a full benefit is not expected to be realized on the uncertain tax position, an income tax liability is established. Interest and penalties on income tax obligations, including uncertain tax positions, are included in income tax expense.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across the Company’s global operations. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from current estimates of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when it is determined that the liabilities are no longer necessary. A significant portion of these potential tax liabilities are recorded in non-current income taxes payable on the balance sheets as payment is not expected within one year.

Recently Adopted Accounting Pronouncement

Business Combinations—During the first quarter of fiscal 2010, the Company implemented new accounting guidance relating to business combinations, which expands the definition of a business combination and changes the manner in which the Company accounts for business combinations. Significant changes include the capitalization of in-process research and development as an intangible asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition-related restructuring actions and transaction costs, the recognition of contingent purchase price consideration at fair value on the acquisition date and the recognition of post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties in income tax expense or benefit. The acquisitions of Aspect Medical Systems, Inc., ev3 Inc. and Somanetics Corporation, discussed in note 3, were accounted for using this accounting guidance.

77	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions and License Agreements

Fiscal 2010

ev3 Inc.—On July 12, 2010, the Company’s Medical Devices segment acquired all of the outstanding equity of ev3, a developer of technologies for the endovascular treatment of peripheral vascular and neurovascular diseases, for cash of $2.528 billion, net of cash acquired. The acquisition of ev3 expands the Company’s vascular intervention product offerings and presence in the vascular market.

The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed:

(Dollars in Millions)
Cash and cash equivalents	$153
Inventories	107
Deferred tax assets (current)	222
Other current assets(1)	103
Intangible assets	1,247
Goodwill (non-tax deductible)	1,450
Other assets	109

Total assets acquired	3,391
Current liabilities	231
Deferred tax liabilities (non-current)	468
Other liabilities	11

Total liabilities assumed	710

Net assets acquired	$2,681

(1)	As of the acquisition date, the fair value of accounts receivable approximated book value. Includes $91 million of accounts receivable. The gross contractual amount receivable was $99 million.

Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted- Average Amortization Period
Completed technology	$599	12 years
Customer relationships	506	20 years
In-process research and development(2)	132	Non-amortizable
Trademarks	10	6 years

	$1,247	15 years

(2)	Upon completion, these projects will be amortized over a weighted-average amortization period of 11 years.

The primary factor which contributed to an acquisition price in excess of the fair value of net assets acquired and the establishment of goodwill is the expected revenue growth over time that is attributable to expanded indications and increased market penetration from future products and customers. Other factors which contributed to the establishment of goodwill include the strategic benefit of entering the peripheral vascular and neurovascular market and diversifying the Company’s product portfolio, the value of ev3’s highly trained assembled workforce as of the acquisition date and the incremental value to the Company’s existing vascular business from having two new product lines.

As of September 24, 2010, the Company had not yet finalized its valuation of certain non-current assets and related deferred tax liabilities, the impact of which is not expected to have a material effect on the Company’s financial condition.

2010 Form 10-K	78

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Somanetics Corporation—On July 27, 2010, the Company’s Medical Devices segment acquired all of the outstanding equity of Somanetics Corporation, a developer of cerebral and somatic oximetry and monitoring systems, for cash of $291 million, net of cash acquired. The acquisition of Somanetics broadens Covidien’s oximetry and monitoring product portfolio and its presence in the operating room.

The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed:

(Dollars in Millions)
Cash and cash equivalents	$37
Other current assets(1)	37
Intangible assets	131
Goodwill (non-tax deductible)	145
Other assets	37

Total assets acquired	387
Current liabilities	12
Deferred tax liabilities (non-current)	47

Total liabilities assumed	59

Net assets acquired	$328

(1)	As of the acquisition date, the fair value of accounts receivable approximated book value. Includes $7 million of accounts receivable. The gross contractual amount receivable was also $7 million.

Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted- Average Amortization Period
Customer relationships	$63	16 years
Completed technology	61	15 years
Trademarks	6	Non-amortizable
Distribution agreement	1	4 years

	$131	15 years

The primary factors which contributed to an acquisition price in excess of the fair value of net assets acquired and the establishment of goodwill were the strategic benefit of expanding the Company’s oximetry and monitoring product portfolio and the synergies expected to result from combining infrastructures and reducing operational spend.

As of September 24, 2010, the Company had not yet finalized its valuation of certain non-current assets and related deferred tax liabilities, the impact of which is not expected to have a material effect on the Company’s financial condition.

Aspect Medical Systems, Inc.—On November 6, 2009, the Company’s Medical Devices segment acquired all of the outstanding equity of Aspect Medical Systems, Inc. (Aspect), a provider of brain monitoring technology, for cash of $150 million, net of cash acquired. In addition, the Company assumed $58 million of debt in the transaction, which was subsequently repaid. The acquisition of Aspect broadens the Company’s product offerings and adds a brain monitoring technology to its product portfolio.

79	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed:

(Dollars in Millions)
Cash and cash equivalents	$78
Other current assets(1)	34
Intangible assets	139
Goodwill (non-tax deductible)	76
Other assets	48

Total assets acquired	375
Current liabilities	23
Deferred tax liabilities (non-current)	57
Long-term debt	58
Other liabilities	9

Total liabilities assumed	147

Net assets acquired	$228

(1)	As of the acquisition date, the fair value of accounts receivable approximated book value. Includes $15 million of accounts receivable. The gross contractual amount receivable was $16 million.

Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted- Average Amortization Period
Customer relationships	$70	16 years
Completed technology	42	15 years
Distribution agreements	19	13 years
Trademarks	6	Non-amortizable
In-process research and development	2	Non-amortizable

	$139	15 years

The primary factors which contributed to an acquisition price in excess of the fair value of net assets acquired and the establishment of goodwill were the strategic benefit of adding a brain monitoring technology to the Company’s product portfolio and the synergies expected to result from combining infrastructures and reducing operational spend.

As of September 24, 2010, the Company had not yet finalized its deferred tax liabilities, the impact of which is not expected to have a material effect on the Company’s financial condition.

Financial Results—The amount of net sales and earnings included in the Company’s results for fiscal 2010 for each of the acquisitions discussed above were as follows:

(Dollars in Millions)	ev3	Somanetics	Aspect	Total
Net sales	$99	$8	$93	$200
Operating (loss) income(2)	$(65)	$(3)	$7	$(61)

(2)	Amounts include restructuring charges, charges to cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition and transaction costs.

2010 Form 10-K	80

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition Related Costs—Direct acquisition costs of $29 million, $2 million and $8 million related to ev3, Somanetics and Aspect, respectively, primarily related to advisory and legal fees, were included in selling, general and administrative expenses. In addition, the Company recorded $20 million of integration costs related to these acquisitions primarily related to employee severance and one-time benefit arrangements. Note 5 provides additional information regarding these charges.

Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the acquisitions of ev3, Somanetics and Aspect had been completed as of the beginning of fiscal 2009. The pro forma financial information is based on the historical financial information for Covidien, ev3, Somanetics and Aspect and reflects the following pro forma adjustments:

•

Elimination of historical amortization expense and depreciation expense for each of the acquired companies and additional amortization and depreciation expense related to the fair value of intangible assets and property, plant and equipment acquired;

•

Adjustments to interest income and expense for cash used to fund the acquisitions, fees associated with the bridge financing obtained in connection with the acquisition of ev3 and debt issued to partially finance the acquisition of ev3;

•

Elimination of direct acquisition transaction costs, restructuring charges and charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition;

•	Tax impact of all of the above adjustments using the Company’s effective tax rate;

•

Elimination of the historical income tax expense for each of the acquired companies and additional income tax expense on the historical results of each of the acquired companies using the Company’s effective tax rate.

(Dollars in Millions, Except per Share Data)	2010	2009
Net sales	$10,870	$10,849
Income from continuing operations	1,594	637
Net income	1,659	601
Basic earnings per share:
Income from continuing operations	$3.19	$1.27
Net income	3.32	1.20
Diluted earnings per share:
Income from continuing operations	$3.16	$1.26
Net income	3.29	1.19

The pro forma financial information above is not indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of fiscal 2009 or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of these companies.

Fiscal 2009

Power Medical Interventions, Inc.—On September 8, 2009, the Company’s Medical Devices segment acquired Power Medical Interventions, Inc. (PMI), a provider of computer-assisted, power-actuated surgical cutting and stapling products, for cash of $40 million. In addition, the Company assumed $25 million of debt in the transaction. The acquisition of PMI expanded the Company’s surgical stapling solutions. The Company recorded an IPR&D charge of $36 million in connection with the acquisition of PMI. This charge related to the development of second-generation technology that had not yet obtained regulatory approval.

81	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VNUS Medical Technologies, Inc.—On June 17, 2009, the Company’s Medical Devices segment acquired VNUS Medical Technologies, Inc. (VNUS), a developer of medical devices for minimally invasive treatment of venous reflux disease, for cash of $476 million, net of cash acquired. The acquisition of VNUS expanded the Company’s portfolio of vascular intervention products and its presence in the vascular market.

The following amounts represent the final fair value of the identifiable assets acquired and liabilities assumed:

(Dollars in Millions)
Cash and cash equivalents	$42
Other current assets	56
Intangible assets (including in-process research and development)	348
Other non-current assets	53
Goodwill (non-tax deductible)	173

Total assets acquired	672
Current liabilities	27
Deferred tax liabilities (non-current)	112
Other non-current liabilities	15

Total liabilities assumed	154

Net assets acquired	$518

Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted- Average Amortization Period
Completed technology	$237	11 years
Customer relationships	52	12 years

	$289	11 years

In addition to the above, intangible assets acquired include $59 million assigned to in-process research and development was written off at the date of acquisition. This amount relates to an alternative minimally invasive device for the treatment of varicose veins and venous reflux that VNUS is developing, which has not yet received regulatory approval. As of the date of acquisition, this technology was not considered to be technologically feasible or to have any alternative future use. Design, testing, clinical trials and regulatory submission are required in order to bring the project to completion. The Company determined the valuation of the in-process research and development using, among other factors, appraisals. The value was based primarily on the discounted cash flow method and was discounted at a 31% rate, which was considered commensurate with the project’s risks and stage of development. Future residual cash flows that could be generated from the project were determined based upon management’s estimate of future revenue and expected profitability of the project and technology involved. These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the project to completion.

2010 Form 10-K	82

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the acquisition of VNUS had been completed as of the beginning of fiscal 2008. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest income, intangible asset amortization and income taxes. The pro forma financial information is not indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future. No effect has been given to cost reductions or operating synergies in this presentation.

(Dollars in Millions, Except per Share Data)	2009	2008
Net sales	$10,337	$10,004
Income from continuing operations	970	1,410
Net income	934	1,328
Basic earnings per share:
Income from continuing operations	$1.93	$2.82
Net income	1.86	2.66
Diluted earnings per share:
Income from continuing operations	$1.92	$2.79
Net income	1.85	2.63

In addition, during fiscal 2009, the Company completed two smaller acquisitions, acquired a distributor and acquired intangible assets. The Company recorded an IPR&D charge of $20 million associated with the acquired intangible assets.

PENNSAID® Licensing Agreement—During fiscal 2009, the Company’s Pharmaceuticals segment entered into a licensing agreement which granted it rights to market and distribute PENNSAID® topical solution and PENNSAID® gel, product candidates for the treatment of osteoarthritis. This license arrangement included an up-front cash payment of $10 million, which was included in research and development expenses during fiscal 2009. The Company is also responsible for all future development activities and expenses. In addition, the Company may be required to make additional payments up to $120 million based upon the successful completion of specified regulatory and sales milestones, and is required to pay royalties on sales of the products. During fiscal 2010, upon U.S. Food and Drug Administration (FDA) approval of PENNSAID® topical solution, the Company made a milestone payment of $15 million, which was capitalized as an intangible asset. PENNSAID® gel remains in development.

EXALGO® Licensing Agreement—During fiscal 2009, the Company’s Pharmaceuticals segment entered into a licensing agreement which granted the Company rights to market and distribute in the United States EXALGO® (hydromorphone HCL extended release once daily), a pain management drug candidate, for an up-front cash payment of $10 million, which was included in research and development expenses during fiscal 2009. Under the license arrangement, the Company is obligated to make additional payments up to $73 million based upon the successful completion of specified development and regulatory milestones. During fiscal 2009, $10 million of such milestone payments were made and included in research and development expenses. During fiscal 2010, the FDA approved the EXALGO® product, resulting in additional milestone payments of $55 million, which were capitalized as an intangible asset. The Company is also required to pay royalties on sales of the product.

Fiscal 2008

During fiscal 2008, the Company’s Medical Devices segment acquired Tissue Science Laboratories plc (TSL), a medical device company dedicated to the research, development and commercialization of tissue implant products for surgical and wound care therapies, for cash of $74 million. The acquisition of TSL provided

83	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company with a leading tissue repair technology and accelerated its entry into the biologic hernia repair market. TSL’s Permacol® product complemented the Company’s soft tissue product offerings and allowed the Company to offer a full line of differentiated hernia repair products.

On November 8, 2007, the Company’s Medical Devices segment acquired Scandius Biomedical, Inc. (Scandius), a developer of medical devices for sports-related surgeries, for cash of $27 million. The acquisition of Scandius enabled the Company to offer customers innovative soft tissue repair devices for common sports injuries. The Company recorded an IPR&D charge of $12 million in connection with this acquisition.

In addition, the Company completed two smaller acquisitions during fiscal 2008 and recorded IPR&D charges totaling $10 million.

Pro forma information has not been presented because the results of the above acquisitions were not material to the Company’s results of operations for fiscal 2008.

4. Discontinued Operations and Divestitures

Discontinued Operations

In fiscal 2010, the Company sold its Specialty Chemicals business within the Pharmaceuticals segment. In addition, in fiscal 2008, the Company sold its Retail Products segment and European Incontinence Products business within the Medical Supplies segment. The Company decided to sell these businesses because their products and customer bases were not aligned with the Company’s long-term strategic objectives. All of these businesses met the discontinued operations criteria, and accordingly are included in discontinued operations for all periods presented.

Specialty Chemicals business—During fiscal 2010, the Company sold its Specialty Chemicals business for net cash proceeds of $273 million and recorded a $20 million pre-tax gain on sale. Included within this gain is a $22 million charge associated with an indemnification provided to the purchaser. In addition, the Company paid $30 million into an escrow account as collateral for this indemnification, which is included in other assets on the balance sheet. Note 12 provides additional information regarding this indemnification.

Retail Products segment—During fiscal 2008, the Company sold its Retail Products segment for gross cash proceeds of $330 million, subject to working capital adjustments. Deal costs and other adjustments resulted in net cash proceeds of $308 million, which was used to repay a portion of the Company’s borrowings under its credit facility. A $111 million pre-tax loss on sale from discontinued operations was recorded at that time. The loss on sale was adjusted by $12 million in fiscal 2009 because of the receipt of contingent payments and net proceeds from the sale of a Retail Products facility and by $7 million in fiscal 2010 as a result of an unfavorable contract settlement.

European Incontinence business—During fiscal 2008, the Company also sold its European Incontinence business. As a condition of the sale, the Company was required to contribute cash of $43 million into the business prior to the closing of the transaction. During fiscal 2008, the Company recorded a $75 million pre-tax loss on sale from discontinued operations.

Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses—During fiscal 2010, the Company recorded a $20 million tax benefit in income (loss) on disposition of discontinued operations resulting from adjustments to certain income tax liabilities related to the Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses that were sold in fiscal 2006 prior to the Company’s separation from Tyco International Ltd.

2010 Form 10-K	84

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information—Net sales, income from operations and income (loss) on disposition for discontinued operations are as follows:

(Dollars in Millions)	2010	2009	2008
Net sales	$400	$414	$870

Income from operations, net of income tax provision of $28, $22 and $34	$31	$21	$37
Income (loss) on disposition, net of income tax (benefit) provision of $(25), $62 and $(69)	38	(56)	(119)

Income (loss) from discontinued operations, net of income taxes	$69	$(35)	$(82)

Divestitures

In fiscal 2010, the Company sold its sleep and oxygen therapy product lines, both of which were formerly included in the Medical Devices segment. In addition, in fiscal 2010, the Company sold its nuclear pharmacies in the United States. Selling, general and administrative expenses for fiscal 2010 include a net loss on divestitures of $25 million, primarily related to the sale of the sleep therapy product line. The Company plans to reallocate the resources previously used to support these product lines to its faster-growing, higher-margin businesses in which it has or can develop a global competitive advantage.

During fiscal 2009, the Company sold its sleep diagnostics product line within the Medical Devices segment. In addition, the Company entered into a definitive agreement to sell its oxygen therapy product line, also within the Medical Devices segment. Selling, general and administrative expenses for fiscal 2009 includes charges totaling $21 million for the loss on sale of the sleep diagnostics product line and the write-down of the oxygen therapy product line to its fair values less cost to sell based on the sale agreement.

5. Restructuring Charges

In fiscal 2007, the Company launched a $150 million restructuring program, primarily in its Medical Devices and Medical Supplies segments. This program included exiting unprofitable product lines in low-growth and declining-growth markets, reducing excess machine capacity, moving production to lower cost alternatives through plant consolidations and outsourcing initiatives, and relocating certain functions. The charges associated with this program were recorded as the specific actions required to execute on these initiatives were identified and approved. As of September 26, 2008, the Company had substantially completed this program.

In fiscal 2009, the Company launched an additional restructuring program, designed to improve the Company’s cost structure and to deliver improved operational growth. This program includes actions across all three segments as well as corporate. The Company expects to incur charges of approximately $200 million as these actions are undertaken, most of which is expected to occur by the end of 2011. These charges have been or will be recorded as the specific actions required to execute on these initiatives are identified and approved. The anticipated expenditures primarily relate to employee severance and benefits. This program excludes restructuring actions associated with acquisitions.

85	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring charges, including associated asset impairments, by segment are as follows:

(Dollars in Millions)	2010	2009	2008
Medical Devices	$34	$7	$61
Pharmaceuticals	11	27	6
Medical Supplies	31	17	10
Corporate	—	10	—

	$76	$61	$77

Restructuring charges are comprised of the following:

(Dollars in Millions)	2010	2009	2008
Acquisition-related restructuring actions	$20	$—	$—
2009 program	55	60	—
2007 program	1	1	77

Total restructuring charges	76	61	77
Less: asset impairment charges	(3)	(12)	(18)

Total cash charges	$73	$49	$59

Activity in the Company’s restructuring reserves, substantially all of which relates to employee severance and benefits, is as follows:

(Dollars in Millions)	Fiscal 2010 Acquisition–related Restructuring Actions	2009 Program	2007 Program	Total
Balance at September 28, 2007	$—	$—	$28	$28
Charges	—	—	65	65
Changes in estimate	—	—	(6)	(6)
Cash payments	—	—	(25)	(25)
Currency translation	—	—	(4)	(4)

Balance at September 26, 2008	—	—	58	58
Charges	—	51	3	54
Changes in estimate	—	(3)	(2)	(5)
Cash payments	—	(5)	(33)	(38)
Currency translation	—	—	(4)	(4)

Balance at September 25, 2009	—	43	22	65
Charges	21	55	1	77
Changes in estimate	(1)	(3)	—	(4)
Cash payments	(9)	(38)	(10)	(57)
Currency translation and other	—	(2)	(2)	(4)

Balance at September 24, 2010	$11	$55	$11	$77

2010 Form 10-K	86

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring reserves are reported on the Company’s balance sheets as follows:

(Dollars in Millions)	September 24, 2010	September 25, 2009
Accrued and other current liabilities	$62	$61
Other liabilities	15	4

Restructuring reserves	$77	$65

6. Income Taxes

Significant components of income taxes related to continuing operations are as follows:

(Dollars in Millions)	2010	2009	2008
Current:
United States:
Federal	$308	$669	$367
State	36	45	29
Non-U.S.	181	278	139

Current income tax provision	525	992	535
Deferred:
United States:
Federal	(87)	(112)	38
State	(12)	(6)	15
Non-U.S.	(63)	(9)	(52)

Deferred income tax provision	(162)	(127)	1

	$363	$865	$536

Non-U.S. income from continuing operations before income taxes was $917 million, $1.167 billion and $1.055 billion for fiscal 2010, 2009 and 2008, respectively.

The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes on continuing operations is as follows:

(Dollars in Millions)	2010	2009	2008
Notional U.S. federal income taxes at the statutory rate	$674	$632	$693
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	11	25	37
Rate differences between non-U.S. and U.S. jurisdictions(1)	(450)	(330)	(303)
Shareholder and class action settlement costs	—	64	18
Valuation allowances	(63)	10	1
Adjustments to accrued income tax liabilities and uncertain tax positions	145	289	68
In-process research and development charges	—	34	8
Withholding tax, net	25	167	—
Other	21	(26)	14

Provision for income taxes	$363	$865	$536

(1)	Excludes non-deductible charges and other items which are broken out separately in the statutory rate reconciliation presented.

87	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2008, the Company changed its method of accounting for uncertain tax positions to conform to new guidance, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect of adopting these provisions was a $355 million reduction in retained earnings. In addition, the Company recorded an increase in amounts due from former parent and affiliate pursuant to the Tax Sharing Agreement of $231 million as other income, representing the indirect effect of adoption. Note 19 provides additional information regarding income taxes and how such taxes interact with the Tax Sharing Agreement.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(Dollars in Millions)	2010	2009	2008
Balance at beginning of fiscal year	$1,354	$1,049	$1,005
Additions related to current year tax positions	108	23	43
Additions related to prior period tax positions	152	319	39
Reductions related to prior period tax positions	(36)	(37)	(3)
Settlements	(2)	—	(28)
Lapse of statute of limitations	(23)	—	(7)

Balance at end of fiscal year	$1,553	$1,354	$1,049

The Company had unrecognized tax benefits that would impact the effective tax rate of $1.358 billion, $1.169 billion and $878 million as of September 24, 2010, September 25, 2009 and September 26, 2008, respectively. In addition, $195 million, $185 million and $171 million for fiscal 2010, 2009 and 2008, respectively would be offset by the write off of related deferred and other tax assets, if recognized. The Company accrued $98 million of interest and $5 million of penalties, $127 million of interest and $8 million of penalties and $88 million of interest and $3 million of penalties during fiscal 2010, 2009 and 2008, respectively. The total amount of accrued interest related to uncertain tax positions was $552 million, $454 million and $327 million at September 24, 2010, September 25, 2009 and September 26, 2008, respectively. In addition, the total amount of accrued penalties related to uncertain tax positions was $31 million, $26 million and $18 million at September 24, 2010, September 25, 2009 and September 26, 2008, respectively. Non-current income taxes payable also includes anticipated refunds and other items not related to uncertain tax positions.

Income taxes receivable (payable) is reported in the following balance sheet captions in the amounts shown:

(Dollars in Millions)	2010	2009
Prepaid and other current assets	$—	$86
Other assets	185	130
Income taxes payable (current)	(547)	(35)
Income taxes payable (non-current)	(1,565)	(1,768)

	$(1,927)	$(1,587)

The Company’s and its subsidiaries income tax returns are periodically examined by various tax authorities. Open periods for examination include certain periods during which the Company was a subsidiary of Tyco International. The resolution of these matters is subject to the conditions set forth in the Tax Sharing Agreement. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation. The Company has significant potential tax liabilities related to these periods and has included its best estimate of the amounts which relate to its operations within the current and non-current income taxes payable.

2010 Form 10-K	88

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The U.S. Internal Revenue Service (IRS) has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS which affect all three of the companies and which are likely to be resolved within the next 12 months. With respect to other adjustments, Tyco International has indicated that settlement is unlikely. In the event that Tyco International is unable to resolve these issues in the IRS administrative process, Tyco International will likely contest certain adjustments related to disallowed deductions through litigation. While Covidien believes that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities discussed in note 19 related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a significant effect on Covidien’s financial statements.

In addition, the IRS is continuing its field examination of certain of Tyco International’s 2001 through 2004 U.S. federal income tax returns. Tyco International and the IRS have entered into settlements related to certain outstanding tax matters arising in this audit cycle, which otherwise remains open and subject to examination and resolution of other matters.

In connection with the settlements of the 1997 through 2000 and 2001 through 2004 audit cycles, the Company estimates that it will be required to make a payment of approximately $422 million to the IRS in fiscal 2011, which is included in current income taxes payable on the balance sheet. However, pursuant to the Tax Sharing Agreement, Covidien will receive payments totaling approximately $245 million from Tyco International and Tyco Electronics, which is included in due from former parent and affiliate. Covidien will also be required to reimburse Tyco International and Tyco Electronics its portion of their settlements, which is estimated to be $108 million.

The resolution of issues arising from the 1997 through 2000 and 2001 through 2004 audit cycles, as well as other settlements or statute of limitations expirations, could result in a significant change in our unrecognized tax benefits. We estimate that within the next 12 months, our gross uncertain tax positions, exclusive of interest could decrease by as much as $745 million as a result of such settlements or expirations.

As of September 24, 2010, a summary of tax years that remain subject to examination in the Company’s major tax jurisdictions are as follows:

United States—federal and state	1996 and forward

Australia	2006 and forward

Canada	2000 and forward

France	2000 and forward

Germany	2002 and forward

Ireland	2005 and forward

Italy	2005 and forward

Japan	1998 and forward

Netherlands	2004 and forward

Switzerland	2004 and forward

United Kingdom	2007 and forward

89	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred tax asset at the end of each fiscal year are as follows:

(Dollars in Millions)	2010	2009
Deferred tax assets:
Accrued liabilities and reserves	$426	$406
Tax loss and credit carryforwards	6,128	6,594
Inventories	97	105
Postretirement benefits	144	127
Federal and state benefit of uncertain tax positions	268	236
Deferred compensation	84	72
Other	119	129

	7,266	7,669

Deferred tax liabilities:
Property, plant and equipment	(251)	(285)
Intangible assets	(1,069)	(795)

	(1,320)	(1,080)

Net deferred tax asset before valuation allowances	5,946	6,589
Valuation allowances	(5,904)	(6,492)

Net deferred tax asset	$42	$97

Deferred taxes are reported in the following balance sheet captions in the amounts shown:

(Dollars in Millions)	2010	2009
Deferred income taxes (current assets)	$529	$454
Other assets	188	108
Accrued and other current liabilities	(2)	(6)
Deferred income taxes (non-current liabilities)	(673)	(459)

Net deferred tax asset	$42	$97

At September 24, 2010, the Company had approximately $20.404 billion of net operating loss carryforwards in certain non-U.S. jurisdictions, of which $19.731 billion have no expiration, and the remaining $673 million will expire in future years through 2030. Included in these net operating loss carryforwards are approximately $19.236 billion of net operating losses that the Company recorded in fiscal 2008 as a result of the receipt of a favorable tax ruling from certain non-U.S. taxing authorities. The Company has recorded a full valuation allowance against this net operating loss as management believes that it is highly unlikely that any of this net operating loss will be utilized. Since there was no impact on the Company’s effective tax rate, the net operating loss and corresponding valuation allowance have been excluded from the rate reconciliation previously presented. The Company had $471 million of U.S. federal net operating loss carryforwards and $246 million of U.S. federal capital loss carryforwards at September 24, 2010, which will expire between 2011 through 2030. For U.S. state purposes, the Company had $912 million of net operating loss carryforwards and $89 million of capital loss carryforwards at September 24, 2010, which will expire between 2011 through 2031.

At September 24, 2010, the Company also had $27 million of tax credits available to reduce future income taxes payable, primarily in jurisdictions within the United States, of which $8 million have no expiration, and the remainder expire during 2011 through 2030.

2010 Form 10-K	90

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowances for deferred tax assets of $5.904 billion and $6.492 billion at September 24, 2010 and September 25, 2009, respectively, relate principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The decrease in the valuation allowance was primarily due to currency exchange movements related to net operating losses denominated in currencies other than the U.S. dollar. The decrease also resulted from the release of a significant valuation allowance previously maintained against net operating losses in a foreign jurisdiction due to a change in estimate regarding the realizability of deferred tax assets. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.

At September 24, 2010, the Company had certain potential non-U.S. tax attributes that had not been recorded in the financial statements. These attributes include $12.188 billion of non-U.S. special deductions with an indefinite carryforward period. The Company has treated these amounts as special deductions for financial statement purposes since utilization is contingent upon the annual performance of certain economic factors. The Company intends to recognize the applicable portion of the special deduction annually at an estimated tax rate of between 1% and 3% when and if these economic factors are met.

During fiscal 2010, the Company provided for U.S. and non-U.S. income and withholding taxes in the amount of $26 million on earnings that were or are intended to be repatriated. In general, the remaining earnings of the Company’s subsidiaries are considered to be permanently reinvested. The Company does not believe it practicable to estimate either the accumulated earnings in other jurisdictions or the potential income taxes thereon which could potentially be triggered if repatriation were to occur. During fiscal 2009, the Company provided for U.S. and non-U.S. income taxes and a 5% withholding tax in the amount of $167 million on earnings that were repatriated (i) in connection with a one-time transaction that was implemented as part of the Company’s tax planning strategies and (ii) in jurisdictions where the Company is not permanently reinvested.

7. Earnings per Share

The weighted-average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

(In Millions)	2010	2009	2008
Basic shares	500	503	500
Effect of share options and restricted shares	4	2	5

Diluted shares	504	505	505

The computation of diluted earnings per share for fiscal 2010, 2009 and 2008 excludes the effect of the potential exercise of options to purchase 9 million, 15 million and 5 million shares, respectively, because the effect would be anti-dilutive.

91	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Inventories

At the end of fiscal 2010 and 2009, inventories were comprised of:

(Dollars in Millions)	2010	2009
Purchased materials and manufactured parts	$283	$285
Work in process	315	326
Finished goods	783	661

Inventories(1)	$1,381	$1,272

(1)	Amount for fiscal 2010 includes $78 million of inventory related to ev3, which as discussed in note 3 was acquired in fiscal 2010.

Aggregate reductions in the carrying value with respect to inventories that were still on hand at September 24, 2010 and September 25, 2009, that were deemed to be excess, obsolete, slow-moving or, in any other fashion had a carrying value in excess of market, were $144 million and $137 million, respectively.

9. Property, plant and equipment

At the end of fiscal 2010 and 2009, property, plant and equipment at cost and accumulated depreciation were:

(Dollars in Millions)	2010	2009
Land	$128	$129
Buildings and related improvements	1,328	1,293
Machinery and equipment	3,179	3,002
Construction in progress	358	320
Accumulated depreciation	(2,385)	(2,202)

Property, plant and equipment, net	$2,608	$2,542

The amounts above include property under capital lease of $74 million and $77 million at September 24, 2010 and September 25, 2009, respectively, consisting primarily of buildings. Accumulated amortization of capitalized lease assets was $66 million and $64 million at the end of fiscal 2010 and 2009, respectively.

Depreciation expense, including amounts related to capitalized leased assets, was $360 million, $337 million and $322 million in fiscal 2010, 2009 and 2008, respectively. These amounts also include depreciation expense on demonstration equipment included in other assets on the balance sheet. Maintenance and repair expenditures are charged to expense when incurred and were $94 million in fiscal 2010, $96 million in fiscal 2009 and $101 million in fiscal 2008.

2010 Form 10-K	92

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for fiscal 2009 and 2010 were as follows:

(Dollars in Millions)	Medical Devices	Pharma- ceuticals	Medical Supplies	Total
Goodwill at September 26, 2008	$4,924	$508	$389	$5,821
Acquisitions	199	—	—	199

Goodwill at September 25, 2009	5,123	508	389	6,020
Acquisitions	1,687	—	—	1,687
Purchase price allocation adjustment	(3)	—	—	(3)
Currency translation	(29)	—	—	(29)

Goodwill at September 24, 2010	$6,778	$508	$389	$7,675

The gross carrying amount and accumulated amortization of intangible assets at the end of fiscal 2010 and 2009 were as follows:

	2010		2009
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,129	$620	$1,463	$549
Customer relationships	801	64	158	44
Other	323	110	229	97

Total	$3,253	$794	$1,850	$690

Non-Amortizable:
Trademarks	$356		$353
In-process research and development	134		—

Total	$490		$353

Intangible asset amortization expense for fiscal 2010, 2009 and 2008 was $129 million, $82 million and $76 million, respectively. During fiscal 2010, the Company began including amortization expense related to unpatented and patented technology and certain other intangible assets in cost of goods sold. This amortization expense was previously included in selling, general and administrative expenses. Amortization expense for the prior periods related to these intangible assets has not been reclassified as the amounts were not significant. The estimated aggregate amortization expense is expected to be as follows:

(Dollars in Millions)
Fiscal 2011	$205
Fiscal 2012	209
Fiscal 2013	208
Fiscal 2014	205
Fiscal 2015	204

93	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Debt

At the end of fiscal 2010 and 2009, debt was comprised of:

(Dollars in Millions)	2010	2009
Current maturities of long-term debt:
5.2% senior notes due October 2010	$250	$—
Capital lease obligations	5	5
Other	—	25

Total	255	30

Long-term debt:
Commercial paper program	397	151
5.2% senior notes due October 2010	—	250
5.5% senior notes due October 2012	500	500
1.9% senior notes due June 2013	500	—
2.8% senior notes due June 2015	400	—
6.0% senior notes due October 2017	1,150	1,150
4.2% senior notes due June 2020	600	—
6.6% senior notes due October 2037	850	850
Capital lease obligations	36	41
Other	18	19

Total	4,451	2,961

Total debt	$4,706	$2,991

On June 28, 2010, Covidien International Finance S.A. (CIFSA) issued $500 million aggregate principal amount of 1.9% senior notes due 2013, $400 million aggregate principal amount of 2.8% senior notes due 2015 and $600 million aggregate principal amount of 4.2% senior notes due 2020. The notes are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd. The net proceeds of $1.489 billion were used to finance a portion of the acquisition of ev3 Inc. discussed in note 3.

The fair value of the Company’s unsecured senior notes was $4.627 billion and $3.068 billion at September 24, 2010 and September 25, 2009, respectively.

The Company has a $1.425 billion five-year unsecured senior revolving credit facility expiring in 2012. Borrowings under this credit facility bear interest, at the Company’s option, at a base rate or LIBOR, plus a margin dependent on the Company’s credit default swap rate (subject to a floor and a cap that is dependent upon the Company’s credit ratings). The credit facility agreement contains a covenant limiting the Company’s ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which are considered restrictive to the Company’s operations. No amount was outstanding under the credit facility at either September 24, 2010 or September 25, 2009.

The Company also has a commercial paper program. The notes issued under this program by CIFSA are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd. Proceeds from the sale of the notes are used for working capital and other corporate purposes. The weighted-average interest rate on the notes issued under the commercial paper program was 0.5% and 0.4% at September 24, 2010 and September 25, 2009, respectively. The Company is required to maintain an available unused balance under its revolving credit facility sufficient to support amounts outstanding under the commercial paper program.

2010 Form 10-K	94

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amounts of debt, including capital lease obligations, maturing during the next five fiscal years and thereafter are as follows:

(Dollars in Millions)
Fiscal 2011	$255
Fiscal 2012	401
Fiscal 2013	1,003
Fiscal 2014	10
Fiscal 2015	404
Thereafter	2,633

12. Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics, which are discussed in note 19.

In disposing of assets or businesses, the Company often provides representations, warranties and indemnities to cover various risks including, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. Except as discussed below, the Company generally does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the Company has no reason to believe that these uncertainties would have a material adverse effect on its results of operations, financial condition or cash flows.

In connection with the sale of the Specialty Chemicals business, the Company provided the purchaser with an indemnification for various risks, including environmental, health, safety, tax and other matters, some of which have an indefinite term. However, the most significant portion of this indemnification relates to environmental, health and safety matters, which has a term of 17 years. A liability of $22 million relating to this indemnification was included on the Company’s balance sheet as of September 24, 2010. The value of the environmental, health and safety guarantee was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. The maximum future payments the Company could be required to make under the indemnification provided to the purchaser is $82 million. In addition, the Company was required to pay $30 million into an escrow account as collateral, which is included in other assets on the balance sheet.

The Company has recorded liabilities for known indemnifications included as part of environmental liabilities, which are discussed in note 21. In addition, the Company is liable for product performance; however in the opinion of management, such obligations will not significantly affect the Company’s results of operations, financial condition or cash flows.

13. Derivative Instruments

The Company is exposed to certain risks relating to its business operations. Risks that relate to interest rate exposure, foreign exchange exposure and certain commodity price exposures are managed by using derivative instruments. Foreign currency option and forward contracts are used to economically manage the foreign exchange exposures of operations outside the United States. Swap contracts on various commodities are periodically entered into to manage the price risk associated with forecasted purchases of commodities used in the Company’s manufacturing processes.

95	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet. Changes in a derivative financial instrument’s fair value are recognized in earnings unless specific hedge criteria are met. The Company has designated certain interest rate lock contracts and certain commodity swap contracts as cash flow hedges. The Company has not designated the foreign currency forward and option contracts as hedging instruments.

Cash Flow Hedges

Interest Rate Exposure—During fiscal 2007, CIFSA, a wholly-owned subsidiary of the Company, entered into a series of forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of fixed rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated in fiscal 2007 and fiscal 2008 prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective, accordingly, the loss that resulted upon termination of the rate locks was recorded in accumulated other comprehensive income and is being reclassified to interest expense over the terms of the notes. As of September 24, 2010, $49 million of this loss remained in accumulated other comprehensive income. The Company has not entered into any other interest rate-related derivative instruments.

Derivatives not Designated as Hedging Instruments

Foreign Exchange Exposures—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro, Japanese yen, British pound and Canadian dollar. The Company generally manages its exposure for forecasted transactions for the upcoming twelve months. All forward and option contracts are recorded on the balance sheet at fair value. At September 24, 2010, the Company had foreign currency forward and option contracts outstanding with a notional amount of $745 million. These contracts do not meet the necessary criteria to qualify for hedge accounting. Accordingly, all associated changes in fair value are recognized in earnings.

At the end of fiscal 2010 and 2009, the fair value of foreign exchange forward and option contracts not designated as hedging instruments are included in the following financial statement captions in the amounts shown:

(Dollars in Millions)	2010	2009
Prepaid expenses and other current assets(1)	$16	$29
Accrued and other current liabilities(1)	24	49

(1)

The Company nets derivative assets and liabilities when aggregating derivative contracts for presentation in the consolidated financial statements if certain criteria are met. The table above presents such contracts on a gross basis.

2010 Form 10-K	96

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net gain (loss) on foreign exchange forward and option contracts not designated as hedging instruments and related hedged items are included in the following financial statement captions in the amounts shown:

(Dollars in Millions)	2010	2009	2008
Cost of goods sold(1)	$19	$—	$—
Selling, general and administrative expenses	6	35	(44)

	$25	$35	$(44)

(1)

During fiscal 2010, the Company began including the net gain (loss) on foreign exchange option and forward contracts, which relate to forecasted intercompany inventory transactions, in cost of goods sold. This amount was previously included in selling, general and administrative expenses. The net gain (loss) for the prior periods related to these transactions has not been reclassified as the amounts were not significant.

14. Financial Instruments and Fair Value Measurements

The following table provides a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of fiscal 2010:

(Dollars in Millions)	September 24, 2010	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency contracts	$16	$—	$16	$—
Debt and equity securities held in rabbi trust	33	25	8	—

Total assets at fair value	$49	$25	$24	$—

Liabilities
Foreign currency contracts	$24	$—	$24	$—
Contingent payments	71	—	—	71

Total liabilities at fair value	$95	$—	$24	$71

97	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of fiscal 2009:

(Dollars in Millions)	September 25, 2009	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Foreign currency contracts	$29	$—	$29
Debt and equity securities held in rabbi trust	30	25	5

Total assets at fair value	$59	$25	$34

Liabilities
Foreign currency contracts	$49	$—	$49

Foreign currency contracts—The fair values of foreign currency contracts were measured using significant other observable inputs and valued by reference to over-the-counter quoted market prices for similar instruments. The Company does not believe that the fair values of these derivative instruments materially differ from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a material effect on its results of operations, financial condition or cash flows.

Debt and equity securities held in rabbi trust—Debt securities held in the rabbi trust consist primarily of U.S. government and agency securities and corporate bonds. Where quoted prices are available in an active market, the investments are classified as level 1. When quoted market prices for a security are not available in an active market, they are classified as level 2. Equity securities held in the rabbi trust primarily consist of U.S. common stocks, which are valued using quoted market prices reported on nationally recognized securities exchanges.

Contingent payments—In connection with the acquisition of ev3, the Company assumed an agreement to pay milestone-based contingent payments of up to $75 million, payable in a combination of ordinary shares and cash, upon the FDA pre-market approval of the Pipeline Embolization Device. The Company recorded the estimated fair value of the contingent milestone payments of $71 million during the fourth quarter of fiscal 2010 upon the acquisition of ev3. The fair value of the contingent payments was measured based on the probability-weighted present value of the consideration expected to be transferred.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, amounts due from former parent and affiliate, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, investments, accounts payable and derivative financial instruments approximated their carrying values at the end of fiscal 2010 and 2009. The fair value of debt is disclosed in note 11. It is not practicable to estimate the fair value of the amounts due to or from former parent and affiliate.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, derivative financial instruments and accounts receivable. The Company invests its excess cash in deposits or money market funds and diversifies the concentration of cash among different

2010 Form 10-K	98

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The most significant of these payment delays relate to accounts receivable associated with the national healthcare system in Greece. In June 2010, the Greek government announced its intent to repay certain of its debt through the issuance of non-interest bearing government bonds with maturity dates ranging from 1 to 3 years. Accordingly, during fiscal 2010, the Company recorded a $19 million charge to write down its outstanding accounts receivable primarily associated with the national healthcare system in Greece to the estimated fair value of the cash and/or bonds it expects to receive. This charge is included within selling, general and administrative expenses. As of September 24, 2010 and September 25, 2009, accounts receivable associated with the national healthcare system in Greece amounted to $91 million and $133 million, net of reserves, respectively.

15. Retirement Plans

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

During fiscal 2009, the Company transitioned to a measurement date for its plan assets and benefit obligations that coincides with its fiscal year end. The Company previously used a measurement date of August 31st. This change in measurement resulted in a reduction to shareholders’ equity to reflect the incremental one-month charge from August to September.

The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans is as follows:

	U.S. Plans			Non-U.S. Plans
(Dollars in Millions)	2010	2009	2008	2010	2009	2008
Service cost	$6	$7	$6	$14	$13	$14
Interest cost	30	34	34	16	16	16
Expected return on plan assets	(29)	(31)	(40)	(12)	(11)	(13)
Amortization of prior service cost	2	2	1	—	—	—
Amortization of net actuarial loss	20	11	6	3	2	2
Plan settlements	7	—	5	—	2	—
Curtailments	—	—	—	1	1	1
Special termination benefits	2	—	—	—	1	—

Net periodic benefit cost	$38	$23	$12	$22	$24	$20

Weighted-average assumptions used to determine net pension cost during the year:
Discount rate	5.5%	7.0%	6.3%	5.3%	5.5%	5.0%
Expected return on plan assets	7.4%	7.4%	8.0%	5.2%	5.7%	5.6%
Rate of compensation increase	2.8%	3.8%	4.3%	3.6%	3.8%	3.8%

99	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the changes in benefit obligations, plan assets and the net amounts recognized on the balance sheet for all U.S. and non-U.S. defined benefit plans at the end of fiscal 2010 and 2009:

	U.S. Plans		Non-U.S. Plans
(Dollars in Millions)	2010	2009	2010	2009
Change in benefit obligations:
Projected benefit obligations at beginning of year	$579	$518	$330	$319
Change in measurement date	—	—	—	2
Service cost	6	7	14	13
Interest cost	30	34	16	16
Employee contributions	—	—	2	2
Actuarial loss (gain)	46	69	50	(6)
Benefits and administrative expenses paid	(36)	(46)	(15)	(12)
Plan settlements	(19)	(3)	(2)	(6)
Curtailments	—	—	1	1
Special termination benefits	2	—	—	1
Currency translation	—	—	(12)	—

Projected benefit obligations at end of year	$608	$579	$384	$330

Change in plan assets:
Fair value of plan assets at beginning of year	$421	$444	$236	$217
Change in measurement date	—	(4)	—	(1)
Actual return on plan assets	56	5	25	3
Employer contributions	25	25	22	31
Employee contributions	—	—	2	2
Benefits and administrative expenses paid	(36)	(46)	(15)	(12)
Plan settlements	(19)	(3)	(2)	(6)
Currency translation	—	—	(9)	2

Fair value of plan assets at end of year	$447	$421	$259	$236

Funded status at end of year	$(161)	$(158)	$(125)	$(94)

Amounts recognized on the balance sheet:
Non-current assets	$3	$1	$9	$23
Current liabilities	(3)	(3)	(4)	(4)
Non-current liabilities	(161)	(156)	(130)	(113)

Net amount recognized on the balance sheet	$(161)	$(158)	$(125)	$(94)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$(219)	$(228)	$(83)	$(48)
Prior service (cost) credit	(3)	(5)	6	5

Net amount recognized in accumulated other comprehensive income	$(222)	$(233)	$(77)	$(43)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	4.9%	5.5%	4.2%	5.3%
Rate of compensation increase	2.8%	2.8%	3.6%	3.6%

2010 Form 10-K	100

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated amounts that will be amortized from accumulated income into net periodic benefit cost in fiscal 2011 are as follows:

(Dollars in Millions)	U.S. Plans	Non-U.S. Plans
Amortization of net actuarial loss	$(19)	$(5)
Amortization of prior service cost	(2)	—

For the Company’s U.S. plans, the discount rate is based on the market rate for a broad population of Moody’s AA-rated corporate bonds over $250 million. For the Company’s non-U.S. plans, the discount rate is generally determined by reviewing country and region specific government and corporate bond interest rates.

The accumulated benefit obligation for all U.S. and non-U.S. plans at the end of fiscal 2010 and 2009 is as follows:

	U.S. Plans		Non-U.S. Plans
(Dollars in Millions)	2010	2009	2010	2009
Accumulated benefit obligation	$608	$579	$340	$294

The accumulated benefit obligation and fair value of plan assets for all U.S. and non-U.S. pension plans with accumulated benefit obligations in excess of plan assets at the end of fiscal 2010 and 2009 are as follows:

	U.S. Plans		Non-U.S. Plans
(Dollars in Millions)	2010	2009	2010	2009
Accumulated benefit obligation	$594	$562	$244	$202
Fair value of plan assets	429	404	145	108

The projected benefit obligation and fair value of plan assets for all U.S. and non-U.S. pension plans with projected benefit obligations in excess of plan assets at the end of fiscal 2010 and 2009 are as follows:

	U.S. Plans		Non-U.S. Plans
(Dollars in Millions)	2010	2009	2010	2009
Projected benefit obligation	$594	$562	$294	$234
Fair value of plan assets	429	404	160	117

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

The Company’s U.S. pension plans have a target allocation of either 60% equity securities and 40% debt securities or 30% equity securities and 70% debt securities, depending on the status and duration of liabilities of the plan. Various asset allocation strategies are in place for non-U.S. pension plans depending upon local law, status, funding level and duration of liabilities. The weighted-average target allocation for the Company’s non-U.S. pension plans at the end of fiscal 2010 is as follows:

Equity securities	39%
Debt securities	50
Cash and other	11

Total	100%

101	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension plans have the following weighted-average asset allocations at the end of fiscal 2010 and 2009:

	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009
Equity securities	47%	49%	39%	33%
Debt securities	51	51	47	57
Cash and cash equivalents	1	—	1	8
Other	1	—	13	2

Total	100%	100%	100%	100%

The following table provides a summary of plan assets held by the Company’s U.S. plans that are measured at fair value on a recurring basis at the end of fiscal 2010:

(Dollars in Millions)	September 24, 2010	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities:
U.S. small mid cap	$34	$34	$—
U.S. large cap	126	126	—
International	51	51	—
Debt securities:
Diversified fixed income funds(1)	179	179	—
High yield bonds	25	25	—
Emerging market debt	25	25	—
Other	7	5	2

Total	$447	$445	$2

(1)	Diversified fixed income funds consist of U.S. Treasury bonds, mortgage-backed securities, corporate bonds, asset-backed securities and U.S. agency bonds.

Equity securities—Equity securities held by the Company’s U.S. plans are primarily invested in mutual funds with underlying common stock investments in U.S. and foreign companies ranging in size from small to large corporations. The fair value of these investments is based on the net asset value of the units held in the respective fund which are determined by obtaining quoted prices on nationally recognized securities exchanges.

Debt securities—Debt securities held by the Company’s U.S. plans are primarily invested in mutual funds with underlying fixed income investments in U.S. government and corporate debt, U.S. dollar denominated foreign government and corporate debt, asset-backed securities, mortgage-backed securities and U.S. agency bonds. The fair value of these investments is based on the net asset value of the units held in the respective fund which are determined by obtaining quoted prices on nationally recognized securities exchanges.

Other—Other for the Company’s U.S. plans primarily consists of cash and cash equivalents invested in a money market mutual fund, the fair value of which is determined by obtaining quoted prices on nationally recognized securities exchanges.

2010 Form 10-K	102

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of plan assets held by the Company’s non-U.S. plans that are measured at fair value on a recurring basis at the end of fiscal 2010:

(Dollars in Millions)	September 24, 2010	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large cap	$7	$—	$7	$—
International	96	31	65	—
Debt securities:
International corporate debt	17	—	17	—
International government bonds	25	7	18	—
Insurance contracts	99	—	13	86
Diversified/co-mingled funds	6	—	6	—
Other	9	1	7	1

Total	$259	$39	$133	$87

Equity securities—Equity securities held by the Company’s non-U.S. plans primarily consist of mutual funds with underlying investments in foreign equity and domestic equity markets. The fair value of these investments is based on net asset value of the units held in the respective fund, which are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1) or through net asset values provided by the fund administrators that can be corroborated by observable market data (level 2).

Debt securities—Debt securities held by the Company’s non-U.S. plans primarily consist of mutual funds with underlying investments in foreign corporate and government fixed income instruments. The fair value of these investments is based on the net asset value of the units held in the respective fund, which are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1) or through net asset values provided by the fund administrators that can be corroborated by observable market data (level 2).

Insurance contracts—Insurance contracts held by the Company’s non-U.S. plans are issued by well-known, highly rated insurance companies. Insurance contracts classified as level 2 are guaranteed investment contracts, for which the fair value is determined by reference to quoted market prices for similar instruments. The fair value of insurance contracts classified as level 3 is based on negotiated value and the underlying investments as well as considering the credit worthiness of the issuer. The underlying investments are government, asset-backed and fixed income securities.

Diversified/co-mingled funds—Diversified/co-mingled funds held by the Company’s non-U.S. plans primarily consist of corporate debt securities and mutual funds invested in U.S. and non-U.S. equity securities. The fair value of these investments is determined using other inputs, such as net asset values provided by the fund administrators that can be corroborated by observable market data.

Other—Other for the Company’s non-U.S. plans primarily consists of investments in real estate funds, hedge funds and cash and cash equivalents. The fair value of these investments is determined using other inputs, such as net asset values provided by the fund administrators that can be corroborated by observable market data.

103	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the changes in the fair value measurements that used significant unobservable inputs (level 3) for fiscal 2010:

(Dollars in Millions)	Insurance Contracts	Other	Total
Balance at September 25, 2009	$80	$1	$81
Net unrealized gains (losses)	5	—	5
Net purchases, sales and issuances	1	—	1

Balance at September 24, 2010	$86	$1	$87

Covidien shares are not a direct investment of the Company’s pension funds; however, the pension funds may indirectly include Covidien shares. The aggregate amount of the Covidien shares would not be material relative to the total pension fund assets.

The Company’s funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will at least make minimum required contributions of $43 million to its U.S. and non-U.S. pension plans in fiscal 2011.

Benefit payments expected to be paid, reflecting future expected service as appropriate, are as follows:

(Dollars in Millions)	U.S. Plans	Non-U.S. Plans
Fiscal 2011	$65	$14
Fiscal 2012	47	14
Fiscal 2013	47	15
Fiscal 2014	47	15
Fiscal 2015	47	15
Fiscal 2016-2020	221	93

Defined Contribution Retirement Plans—The Company maintains voluntary 401(k) retirement plans, in which the Company matches a percentage of each employee’s contributions. Total Company matching contributions to the plans were $79 million, $69 million and $63 million for fiscal 2010, 2009 and 2008, respectively.

Deferred Compensation Plans—The Company maintains one active non-qualified deferred compensation plan in the United States, which permits eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds generally correspond to the funds offered in the Company’s U.S. tax-qualified retirement plan and the account balance fluctuates with the investment returns on those funds. Deferred compensation expense for each period presented was insignificant. Total deferred compensation liabilities were $78 million and $66 million at the end of fiscal 2010 and 2009, respectively.

Rabbi Trusts and Other Investments—The Company maintains several rabbi trusts, the assets of which may be used to pay retirement benefits. The trusts primarily hold life insurance policies and debt and equity securities. The value of the assets held by these trusts was $83 million and $81 million at September 24, 2010 and September 25, 2009, respectively, which were included in other assets on the balance sheets. The rabbi trust assets, which are consolidated, are subject to the claims of the Company’s creditors in the event of the

2010 Form 10-K	104

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s insolvency. Plan participants are general creditors of the Company with respect to these benefits. In addition, the Company has additional insurance contracts which serve as collateral for certain non-U.S. pension plan benefits amounting to $37 million and $40 million at September 24, 2010 and September 25, 2009, respectively. These amounts were also included in other assets on the balance sheets.

Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than retirement plan benefits for its employees. However, certain acquired operations provide postretirement medical benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide eligibility for such benefits.

The net periodic postretirement benefit cost was $1 million, $3 million and $4 million for fiscal 2010, 2009 and 2008, respectively. The following table presents the components of the accrued postretirement benefit obligations, all of which are unfunded, at the end of fiscal 2010 and 2009:

(Dollars in Millions)	2010	2009
Change in benefit obligations:
Projected benefit obligations at beginning of year	$118	$120
Change in measurement date	—	1
Service cost	1	1
Interest cost	6	8
Actuarial loss (gain)	7	(3)
Benefits paid	(7)	(9)

Projected benefit obligations at end of year	$125	$118

Amounts recognized on the balance sheet:
Current liabilities	$(10)	$(10)
Non-current liabilities	(115)	(108)

Total amount recognized on the balance sheet	$(125)	$(118)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$(12)	$(5)
Prior service credit	28	34

Net amounts recognized in accumulated other comprehensive income	$16	$29

Weighted-average assumptions used to determine postretirement benefit obligations at year end:
Discount rate	4.6%	5.4%

The estimated prior service credit and net loss for postretirement benefit plans that will be amortized from accumulated comprehensive income into net periodic benefit cost in fiscal 2011 aggregate $5 million.

Healthcare cost trend assumptions are as follows:

	2010	2009
Healthcare cost trend rate assumed for next fiscal year	8.0%	8.3%
Rate to which the cost trend rate is assumed to decline	4.5%	4.5%
Fiscal year the ultimate trend rate is achieved	2029	2029

105	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

(Dollars in Millions)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	1	(1)
Effect on postretirement benefit obligation	7	(7)

The Company expects to make contributions to its postretirement benefit plans of $10 million in fiscal 2011.

Benefit payments expected to be paid, reflecting future expected service as appropriate, are as follows:

(Dollars in Millions)
Fiscal 2011	$10
Fiscal 2012	10
Fiscal 2013	10
Fiscal 2014	10
Fiscal 2015	10
Fiscal 2016-2020	46

16. Equity

Preference Shares—Covidien has authorized 125,000,000 preference shares, par value of $0.20 per share, none of which were issued at September 24, 2010 and September 25, 2009. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise with respect to the preference shares may be determined by Covidien’s Board of Directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends prior to any payment to the ordinary shareholders.

Share Repurchases—On March 16, 2010 and January 27, 2009, the Company’s Board of Directors authorized programs to purchase up to $1.0 billion and $300 million of the Company’s ordinary shares, respectively, primarily to offset dilution related to equity compensation plans. Shares may be repurchased from time to time, based on market conditions.

The following table presents the number of shares and dollar amount of repurchases made under each of the Company’s repurchase programs by fiscal year and the amount available for repurchase as of September 24, 2010:

(In Millions)	2010 Share Repurchase Program		2009 Share Repurchase Program
	Number of Shares	Amount	Number of Shares	Amount
Authorized repurchase amount		$1,000		$300
Repurchases:
Fiscal 2010	6.6	250	1.5	75
Fiscal 2009	—	—	6.0	225

Remaining amount available		$750		$—

The Company also repurchases shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. In addition, the Company repurchases shares to

2010 Form 10-K	106

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settle certain option exercises. During fiscal 2010, 2009 and 2008, $6 million, $7 million and $6 million, respectively, was spent to acquire shares in connection with such share-based awards. In fiscal 2009, prior to the reorganization discussed in note 1, the Company retired all of the shares that Covidien Ltd. held in treasury at that time.

Dividends—Covidien paid cash dividends totaling $360 million, $322 million and $320 million during fiscal 2010, 2009 and 2008, respectively. On September 22, 2010, the Board of Directors declared a quarterly cash dividend of $0.20 per share to shareholders of record at the close of business on October 4, 2010. The dividend, totaling $99 million, was paid on November 8, 2010.

Adjustments to Additional Paid-in Capital—During fiscal 2008, following an analysis of the tax contingency reserves allocated to the Company and Tyco Electronics at the separation date, the Company recorded an $18 million increase to additional paid-in capital. This adjustment reflected the net reallocation of income tax reserves between Covidien, Tyco International and Tyco Electronics. In addition, during fiscal 2010, following an analysis of certain income tax liabilities allocated to the Company related to Tyco International’s former Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses, the Company recorded an additional $18 million increase to additional paid-in capital.

17. Share Plans

Stock Compensation Plans

The Company’s amended and restated 2007 Stock and Incentive Plan provides a maximum of 35 million ordinary shares to be issued as stock options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, restricted stock, deferred stock units, promissory stock and other stock-based awards.

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

Option activity and information is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding at September 25, 2009	23,616,216	$40.47
Granted	4,181,645	47.50
Exercised	(3,334,829)	32.30
Expired/Forfeited	(2,082,637)	53.15

Outstanding at September 24, 2010	22,380,395	41.83	5.77	$63

Vested and unvested expected to vest as of September 24, 2010	21,433,946	41.79	5.64	61

Exercisable at September 24, 2010	14,064,516	41.85	4.21	47

107	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 24, 2010, there was $50 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.4 years.

The Company uses the Black-Scholes pricing model to estimate the fair value of options on the date of grant. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The expected volatility assumption is based on the historical and implied volatility of the Company’s peer group with similar business models. The expected life assumption is based on the contractual and vesting term of the option, employee exercise patterns and employee post-vesting termination behavior. The expected annual dividend per share is based on the Company’s historical experience as well as expected dividend rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The weighted-average assumptions used in the Black-Scholes pricing model for options granted during each year, along with the weighted-average grant-date fair values, were as follows:

	2010	2009	2008
Expected stock price volatility	27.00%	31.84%	26.66%
Risk-free interest rate	2.26%	1.97%	3.37%
Expected annual dividend per share	$0.72	$0.64	$0.64
Expected life of options (years)	5.3	5.2	5.0
Fair value per option	$11.24	$8.87	$8.70

The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was $52 million, $19 million and $74 million, respectively. The related tax benefit and excess cash tax benefit classified as a financing cash inflow for fiscal 2010, 2009 and 2008 was not significant.

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

RSU activity is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 25, 2009	2,264,931	$38.97
Granted	862,327	45.02
Vested	(952,893)	39.64
Forfeited	(214,123)	40.31

Non-vested at September 24, 2010	1,960,242	41.15

The weighted-average grant-date fair value of RSUs granted during fiscal 2010, 2009 and 2008 was $45.02, $34.37 and $44.10, respectively. The total fair value of RSUs vested during fiscal 2010, 2009 and 2008 was $38 million, $52 million and $54 million, respectively. As of September 24, 2010, there was $44 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.2 years.

2010 Form 10-K	108

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Share Units—Similar to recipients of RSUs, recipients of performance share units (PSUs) have no voting rights and generally receive dividend equivalent units which vest upon the vesting of the related shares. The grant-date fair value of PSUs, adjusted for estimated forfeitures, is generally recognized as expense on a straight-line basis from the grant date through the end of the performance period. The vesting of PSUs is generally based on relative total shareholder return (total shareholder return for the Company as compared to total shareholder return of a healthcare industry index), measured over a three-year performance period. The healthcare industry index is comprised of many healthcare companies which generally replicate the Company’s mix of businesses. Depending on Covidien’s relative performance during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200%, of the award granted.

PSU activity is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 25, 2009	652,250	$41.22
Granted	519,426	63.83
Forfeited	(82,491)	49.92

Non-vested at September 24, 2010	1,089,185	51.34

The Company generally uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of the awards. The assumptions used in the Monte Carlo model for PSUs granted during each year were as follows:

	2010	2009
Expected stock price volatility	30.20%	28.20%
Peer group stock price volatility	32.46%	29.91%
Correlation of returns	47.31%	42.39%

The weighted-average grant-date fair value per share of PSUs granted during fiscal 2010 and 2009 was $63.83 and $41.01, respectively. As of September 24, 2010, there was $22 million of unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted-average period of 1.0 year.

Equity-Based Compensation—Compensation costs related to share-based transactions are recognized in the financial statements based on fair value. Total equity-based compensation cost related to continuing operations was $91 million, $76 million and $77 million for fiscal 2010, 2009 and 2008, respectively, and has been included in selling, general and administrative expenses. The Company recognized a related tax benefit associated with its equity-based compensation arrangements of $30 million, $27 million and $24 million during fiscal 2010, 2009 and 2008, respectively.

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

109	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also maintains a Savings Related Share Plan for the benefit of employees of certain qualified non-U.S. subsidiaries in the United Kingdom. The terms of this plan provides for the Company to grant to certain employees the right to purchase shares of the Company at a stated price and receive certain tax benefits. Under this plan, eligible employees in the United Kingdom are granted options to purchase shares at the end of a three-year period at 85% of the fair market value of a Company share on the day before the date such employees were invited to apply for the grant of options. Options under the plan are generally exercisable after a period of three years from the invitation date and expire six months after the date of vesting. This plan provides for a maximum of 1 million ordinary shares to be issued.

18. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

(Dollars in Millions)	Currency Translation	Benefit Plans	Unrecognized Loss on Derivatives	Unrecognized Loss on Securities	Accumulated Other Comprehensive Income
Balance at September 29, 2007	$794	$(99)	$(54)	$2	$643
Pre-tax change before reclass to earnings	72	8	(8)	—	72
Amount reclassed to earnings	(1)	(9)	4	2	(4)
Income tax expense	—	(4)	—	—	(4)

Balance at September 26, 2008	865	(104)	(58)	4	707
Pre-tax change before reclass to earnings	(125)	(79)	(5)	(5)	(214)
Amount reclassed to earnings	—	(10)	4	1	(5)
Income tax expense	—	39	2	—	41

Balance at September 25, 2009	740	(154)	(57)	—	529
Pre-tax change before reclass to earnings	(153)	(15)	(9)	—	(177)
Amount reclassed to earnings	3	(26)	8	—	(15)
Income tax expense	—	11	2	—	13

Balance at September 24, 2010	$590	$(184)	$(56)	$—	$350

19. Transactions with Former Parent and Affiliate

Separation and Distribution Agreement—On June 29, 2007, the Company entered into a Separation and Distribution Agreement with Tyco International and Tyco Electronics. Under this agreement, subject to certain exceptions contained in the Tax Sharing Agreement, Covidien, Tyco International and Tyco Electronics assumed 42%, 27% and 31%, respectively, of certain of Tyco International’s contingent and other corporate liabilities, primarily consolidated securities litigation and any actions with respect to the separation brought by any third party. These contingent and other corporate liabilities do not include liabilities that specifically relate to one of the three separated companies, which were allocated solely to the relevant company.

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

2010 Form 10-K	110

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All the tax liabilities of Tyco International that were associated with the Company’s business became Covidien’s tax liabilities following the separation. Although Covidien shares certain of these tax liabilities with Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement, Covidien is primarily liable for all of these liabilities. Accordingly, if Tyco International and Tyco Electronics default on their obligations to Covidien under the Tax Sharing Agreement, Covidien would be liable for the entire amount of these liabilities.

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

The Company has used available information to develop its best estimates for certain assets and liabilities related to periods prior to separation, including amounts subject to or impacted by the provisions of the Tax Sharing Agreement. Although the Company believes its estimates are adequate, the outcome of any potential litigation is uncertain and could result in a significant increase in its liability for taxes arising prior to June 29, 2007. The actual amounts that Covidien may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years, especially if certain matters are litigated. Final determination of the balances will be made in subsequent periods, primarily related to certain pre-separation tax liabilities and tax years open for examination. These balances will also be impacted by the filing of final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien and/or Tyco Electronics legal entities for periods prior to the separation.

At September 24, 2010, the Company is the primary obligor to the taxing authorities for $1.986 billion of contingent tax liabilities that are recorded on the balance sheet, of which $1.414 billion relates to periods prior to the separation and which is shared with Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement. At September 25, 2009, the Company is the primary obligor to the taxing authorities for $1.768 billion of contingent tax liabilities that are recorded on the balance sheet.

Income Tax Receivables—The Company has a receivable from Tyco International and Tyco Electronics totaling $724 million and $708 million at September 24, 2010 and September 25, 2009, respectively. This receivable, which reflects 58% of the contingent tax liabilities that are subject to the Tax Sharing Agreement, is classified as due from former parent and affiliate on the balance sheets. Adjustments to this receivable are recorded in other income, net. During fiscal 2010, the Company recorded other income of $43 million and a corresponding increase to the receivable from Tyco International and Tyco Electronics, which reflects 58% of interest and other income tax payable amounts recorded during fiscal 2010 that will be covered under the Tax Sharing Agreement. During fiscal 2009, the Company recorded other income of $148 million and a corresponding increase to its receivable from Tyco International and Tyco Electronics. This amount includes $107 million which represents the effect on the Company’s receivable from Tyco International and Tyco Electronics of Tyco International’s settlement of certain outstanding tax matters with the IRS discussed in note 6.

111	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2008, the Company recorded other income of $214 million and a corresponding increase to its receivable from Tyco International and Tyco Electronics. This amount includes $231 million ($0.46 for both basic and diluted earnings per share) which reflects the indirect effect of adopting the provisions that clarified the accounting for uncertainty in income taxes discussed in note 6.

Guaranteed Tax Liabilities—As discussed in note 2, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics, primarily related to certain contingent tax liabilities. A liability of $716 million and $718 million relating to these guarantees was included on the Company’s balance sheet at September 24, 2010 and September 25, 2009, respectively.

20. Leases

The Company has facility, vehicle and equipment leases that expire at various dates. Rental expense under facility, vehicle and equipment operating leases was $146 million, $139 million and $126 million for fiscal 2010, 2009 and 2008, respectively. The Company also has facility and equipment commitments under capital leases.

Following is a schedule of minimum lease payments for non-cancelable leases as of September 24, 2010:

(Dollars in Millions)	Operating Leases	Capital Leases
Fiscal 2011	$120	$7
Fiscal 2012	88	6
Fiscal 2013	67	6
Fiscal 2014	55	6
Fiscal 2015	46	6
Thereafter	118	23

Total minimum lease payments	$494	54

Less interest portion of payments		(13)

Present value of minimum lease payments		$41

21. Commitments and Contingencies

The Company has purchase obligations related to commitments to purchase certain goods and services. At September 24, 2010, such obligations were as follows: $125 million in fiscal 2011, $26 million in fiscal 2012, $15 million in fiscal 2013, $11 million in fiscal 2014 and $2 million in fiscal 2015.

The Company is subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon the Company’s experience, current information and applicable law, management does not expect that these proceedings will have a material adverse effect on the Company’s financial condition. However, one or more of the proceedings could have a material adverse effect on the Company’s results of operations or cash flows for a future period. The most significant of these matters are discussed below.

2010 Form 10-K	112

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Patent Litigation

Becton Dickinson and Company v. Tyco Healthcare Group LP is a patent infringement action that was filed in the United States District Court for the District of Delaware on December 23, 2002. The complaint alleged that the Company’s Monoject Magellan safety needle and safety blood collector products infringe Becton Dickinson’s U.S. Patent No. 5,348,544. Following two trials and various legal filings, on October 29, 2008, the district court awarded Becton Dickinson $58 million in damages and pre-judgment interest; ordered a post-verdict accounting for additional damages that had accrued since the trial’s conclusion; and ordered a permanent injunction precluding the Company from selling the Monoject Magellan safety needle products that the jury found to have infringed. The injunction took effect on December 17, 2008. The Company appealed to the United States Court of Appeals for the Federal Circuit. On July 29, 2010, the Federal Circuit ruled in favor of the Company, reversing the judgment of the District Court and finding that the Company’s products do not infringe Becton Dickinson’s patent. On October 4, 2010, the Federal Circuit denied Becton Dickinson’s petition for rehearing. Because the Company consistently believed that it was not probable that a loss had been incurred, no accrual for the potential liability was ever recorded.

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

Antitrust Litigation

Beginning on August 29, 2005, with Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, L.P., and Mallinckrodt Inc., 12 consumer class actions have been filed in the United States District Court for the Central District of California. In all of the complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by the Company in violation of the federal antitrust laws. The 12 complaints were subsequently consolidated into a single proceeding styled In re: Pulse Oximetry Antitrust litigation. By stipulation among the parties, six putative class representatives dismissed their claims against the Company, leaving six remaining putative class representatives as plaintiffs in the consolidated proceeding. On December 21, 2007, the district court denied the plaintiffs’ motion for class certification. On March 14, 2008, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ request for leave to appeal the district court’s denial of their motion for class certification. On July 9, 2008, the district court granted the Company’s motion for summary judgment, which resulted in the dismissal of all claims. The plaintiffs appealed both rulings to the United States Court of Appeals for the Ninth Circuit. On January 6, 2010, the Court of Appeals affirmed the district court’s order granting summary judgment dismissing all claims against the Company. Because the Company consistently believed that it was not probable that a loss had been incurred, no accrual for the potential liability was ever recorded.

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

113	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

class certification. Trial in this case began on December 7, 2009. On January 8, 2010, the parties reached a settlement agreement pursuant to which the Company agreed to pay the certified class $32.5 million to resolve all claims in this case. Accordingly, the Company recorded a $32.5 million charge in selling, general and administrative expenses during the first quarter of fiscal 2010. On March 15, 2010, the district court issued an order providing final approval of the settlement, which was paid during fiscal 2010.

During fiscal 2009, the Company recorded legal charges totaling $94 million for the settlement of three other antitrust cases with Masimo Corporation, Daniels Sharpsmart, Inc. and Rochester Medical Corporation, Inc., which are discussed below. These charges were included in selling, general and administrative expenses.

The Company and Masimo Corporation were involved in antitrust litigation in which Masimo alleged violations of antitrust laws by the Company in the markets for pulse oximetry products, claiming that the Company used its market position to prevent hospitals from purchasing Masimo’s pulse oximetry products. As a result of an unfavorable ruling, in fiscal 2009, the Company recorded a charge of $58 million, which includes treble damages of $43.5 million, Masimo’s legal costs and the Company’s post-judgment interest.

The Company was involved in antitrust cases with Daniels Sharpsmart and Rochester Medical in which Daniels and Rochester Medical alleged that the Company monopolized or attempted to monopolize the market for sharps containers and urological products, respectively, and that the Company and other defendants conspired or acted to exclude Daniels and Rochester Medical from the market for sharps containers and urological products, respectively, in violation of federal and state antitrust laws. Daniels and Rochester Medical also asserted claims under the Lanham Act and for business disparagement, common law conspiracy and tortious interference with business relationships. In fiscal 2009, the Company entered into Settlement Agreements and Releases of Claims with Daniels and Rochester Medical pursuant to which the Company paid Daniels $32.5 million and Rochester Medical $3.5 million to resolve all claims in these cases.

Products Liability Litigation

Mallinckrodt Inc., a subsidiary of the Company, is one of four manufacturers of gadolinium-based contrast agents involved in litigation alleging that administration of these agents causes development of a recently identified disease, nephrogenic systemic fibrosis, in a small number of patients with advanced renal impairment. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of Ohio and cases in various state courts. Generally, complaints allege design and manufacturing defects, failure to warn, breach of warranty, fraud and violations of various state consumer protection laws. The Company believes that it has meritorious defenses to these complaints and will vigorously defend against them. When appropriate, the Company settles cases. As of September 24, 2010, there were 58 cases pending in which the plaintiff has either documented or specifically alleged use of the Company’s Optimark™ product. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, the Company believes that the final resolution of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

2010 Form 10-K	114

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

names dozens of corporate defendants in addition to Mallinckrodt. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos.

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of September 24, 2010, there were approximately 11,300 asbestos liability cases pending against Mallinckrodt.

The Company estimates pending asbestos claims and claims that were incurred but not reported, as well as related insurance recoveries. The Company’s estimate of its liability for pending and future claims is based on claim experience over the past five years and covers claims either currently filed or expected to be filed over the next seven years. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on its results of operations, financial condition or cash flows.

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flow is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 24, 2010, the Company concluded that it was probable that it would incur remedial costs in the range of $182 million to $317 million. As of September 24, 2010, the Company concluded that the best estimate within this range was $195 million, of which $19 million was included in accrued and other current liabilities and $176 million was included in other liabilities on the balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

Mallinckrodt LLC, a subsidiary of the Company, owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982. Mallinckrodt is responsible for the costs of completing an environmental site investigation required by the United States Environmental Protection Agency (EPA) and the Maine Department of Environmental Protection (MDEP). Based on the site investigation, Mallinckrodt submitted a Corrective Measures Study plan and identified a preferred alternative which was submitted to the EPA and MDEP for approval in 2004. MDEP disagreed with the proposed alternative and served a compliance order on Mallinckrodt LLC and United States Surgical Corporation in December 2008. The compliance order included a directive to remove a significant volume of soils at the site. On December 19, 2008, Mallinckrodt filed an appeal with the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order. A hearing before the Maine Board began on January 25, 2010 and concluded on February 4, 2010. On August 19, 2010, the Maine Board modified the MDEP order and issued a final order requiring removal of two landfills, capping of the remaining three landfills, installation of a groundwater extraction system and long-term monitoring of the site and the three remaining landfills.

On September 17, 2010, Mallinckrodt appealed the final order issued by the Maine Board in Maine Superior Court. On appeal Mallinckrodt has requested that the Superior Court invalidate the Maine Board’s final order in

115	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its entirety or in the alternative reverse or modify the final order to eliminate the requirements that Mallinckrodt remove one of the two landfills and recap the remaining three landfills. Mallinckrodt also appealed certain administrative requirements of the final order. The Company has assessed the status of this matter and has concluded that it is more likely than not that the Maine Board’s final order will be either invalidated, reversed or modified, and, further, intends to vigorously pursue all available means to achieve such result. Accordingly, during fiscal 2010, no additional provision has been made in the financial statements as a result of the Maine Board’s final order.

As of September 24, 2010, the Company estimates that the cost to comply with these proposed remediation alternatives at this site ranges from $98 million to $165 million. These amounts are included in the range of aggregate environmental remediation costs described above. However, there are still significant uncertainties in the outcome of the pending litigation, and the Company continues to disagree with the level of remediation outlined in the Maine Board’s final order.

The Company has also recorded asset retirement obligations (AROs) for the estimated future costs primarily associated with legal obligations to decommission two facilities within the Pharmaceuticals segment. As of September 24, 2010 and September 25, 2009, the Company’s AROs were $79 million and $109 million, respectively. The decrease in AROs in fiscal 2010 resulted primarily from revisions to cost estimates. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

Other Matters

The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations, financial condition or cash flows.

Tyco International Legal Proceedings

As discussed in note 19, pursuant to the Separation and Distribution Agreement, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities, including potential liabilities related to certain of Tyco International’s outstanding litigation matters.

On August 25, 2010, the United States District Court for the District of New Jersey approved the settlement of Stumpf v. Tyco International Ltd., et al. for $79 million, and on September 24, 2010, the appeals period expired. This settlement amount is subject to the liability sharing provisions of the Separation and Distribution Agreement. During fiscal 2010, the Company paid its $33 million portion of the settlement, which was within the range of loss previously provided for during fiscal 2009. As of September 24, 2010, there was no remaining significant litigation matters for which Covidien, Tyco International and Tyco Electronics are jointly and severally liable.

During fiscal 2009, the Company recorded charges totaling $183 million for its share of Tyco International’s settlements of several securities cases and its portion of the estimated cost to settle all of the remaining Tyco International securities cases outstanding at that time.

During fiscal 2008, the Company recorded a net shareholder settlement charge of $42 million, comprised of a charge of $58 million for its share of Tyco International’s settlements of several securities cases, partially offset

2010 Form 10-K	116

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by income of $16 million for the Company’s portion of related insurance recoveries. In addition, during fiscal 2008, upon expiration of all legal contingencies that could have affected Tyco International’s class action settlement for which the Company was jointly and severally liable, the Company removed a $2.992 billion class action settlement liability and the related $1.735 billion receivable from Tyco International and Tyco Electronics and interest in class action settlement fund from its balance sheet. While the finalization of the class action settlement resulted in a decrease to the Company’s cash flow from continuing operations during fiscal 2008, it did not affect the Company’s cash balance, as the Company had fully funded its portion of the class action settlement into an escrow account intended to be used to settle the liability in the previous fiscal year.

Compliance Matters

Tyco International has received and responded to various allegations that certain improper payments were made in recent years by Tyco International subsidiaries, including subsidiaries which are now part of the Company. During 2005, Tyco International reported to the U.S. Department of Justice (DOJ) and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act (FCPA), that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. The Company has continued to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. To date, the baseline review and other compliance reviews have revealed that some past business practices may not comply with Covidien and FCPA requirements. The Company believes that it has adequate amounts recorded related to these matters, the amount of which is not significant.

22. Segment and Geographic Data

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

Management measures and evaluates the Company’s reportable segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment net sales and segment operating income because management evaluates the operating results of the segments excluding such items. These items include revenues and expenses related to sales of oxycodone hydrochloride extended-release (Oxy ER) tablets sold under a license agreement, which began in the fourth quarter of fiscal 2008 and ended in the second quarter of fiscal 2009, and charges associated with acquisitions, divestitures, licensing fees, certain legal and environmental charges, and restructuring charges incurred under the Company’s 2007 and 2009 restructuring programs. Although these amounts are excluded from segment net sales and segment operating income, as applicable, they are included in reported consolidated net sales and operating income and in the reconciliations presented below. In addition, certain costs that were previously included in corporate expense, primarily stock-based compensation expense, are now reflected in the Company’s reportable segments,

117	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consistent with how management is now measuring and evaluating segment performance. Prior period segment net sales and segment operating income amounts have been reclassified to conform to the current period presentation. Selected information by business segment is as follows:

(Dollars in Millions)	2010	2009	2008
Net sales(1):
Medical Devices	$6,715	$6,061	$5,914
Pharmaceuticals	1,991	2,096	2,150
Medical Supplies	1,723	1,752	1,789

Net sales of reportable segments	10,429	9,909	9,853
Sales of Oxy ER	—	354	57

Consolidated net sales	$10,429	$10,263	$9,910

Operating income:
Medical Devices	$2,097	$1,849	$1,843
Pharmaceuticals	330	343	378
Medical Supplies	254	225	198

Operating income of reportable segments	2,681	2,417	2,419
Unallocated amounts:
Corporate expenses	(419)	(392)	(379)
Restructuring charges	(76)	(61)	(77)
Legal and environmental charges, including shareholder settlements	(33)	(330)	(42)
Charges associated with acquisitions, divestitures and licensing arrangements	(90)	(166)	(22)
Impact of Oxy ER	—	345	47

Consolidated operating income	$2,063	$1,813	$1,946

Total assets:
Medical Devices	$12,707	$9,365	$8,824
Pharmaceuticals	2,603	2,585	2,616
Medical Supplies	1,430	1,520	1,539

Total assets of reportable segments	16,740	13,470	12,979
Unallocated amounts:
Cash and cash equivalents	1,565	1,467	1,208
Deferred income taxes	717	562	392
All other, primarily due from former parent and affiliate and assets held for sale	1,365	1,640	1,424

Consolidated total assets	$20,387	$17,139	$16,003

Depreciation and amortization:
Medical Devices	$266	$219	$197
Pharmaceuticals	114	107	108
Medical Supplies	95	80	86

Depreciation and amortization of reportable segments	475	406	391
Corporate depreciation and amortization	14	13	7

Consolidated depreciation and amortization	$489	$419	$398

2010 Form 10-K	118

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Millions)	2010	2009	2008
Capital expenditures:
Medical Devices	$192	$152	$153
Pharmaceuticals	100	143	155
Medical Supplies	64	64	95
Corporate	45	25	6

Consolidated capital expenditures	$401	$384	$409

(1)

Amounts represent sales to external customers. Intersegment sales are not significant. Sales to one of the Company’s distributors, which supplies products from all of the Company’s segments to many end users, represented 10% of net sales in fiscal 2010 and 2009. No customer represented 10% or more of the Company’s total net sales in fiscal 2008.

Net sales by groups of products within the Company’s segments are as follows:

(Dollars in Millions)	2010	2009	2008
Endomechanical Instruments	$2,139	$1,982	$1,928
Soft Tissue Repair Products	854	807	786
Energy Devices	992	867	805
Oximetry & Monitoring Products	755	636	636
Airway & Ventilation Products	770	763	806
Vascular Products	810	574	493
Other Products	395	432	460

Medical Devices	6,715	6,061	5,914
Specialty Pharmaceuticals	473	544	525
Active Pharmaceutical Ingredients	395	405	431
Contrast Products	604	591	635
Radiopharmaceuticals	519	556	559

Pharmaceuticals	1,991	2,096	2,150
Nursing Care Products	783	790	784
Medical Surgical Products	412	417	431
SharpSafety Products	320	334	362
Original Equipment Manufacturer Products	208	211	212

Medical Supplies	1,723	1,752	1,789

Net sales of reportable segments	10,429	9,909	9,853
Sales of Oxy ER	—	354	57

Consolidated net sales	$10,429	$10,263	$9,910

119	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected information by geographic area is as follows:

(Dollars in Millions)	2010	2009	2008
Net sales(1):
United States	$5,725	$5,925	$5,442
Other Americas	653	549	575
Europe	2,605	2,510	2,753
Asia—Pacific	1,446	1,279	1,140

	$10,429	$10,263	$9,910

Long-lived assets(2):
United States	$2,058	$1,981	$1,892
Other Americas	146	144	168
Europe	355	398	408
Asia—Pacific	154	134	117

	$2,713	$2,657	$2,585

(1)	Sales to external customers are reflected in the regions based on the reporting entity that records the transaction.
(2)	Long-lived assets are comprised of property, plant and equipment and demonstration equipment.

23. Summarized Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

	2010				2009
(Dollars in Millions, Except per Share Data)	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)	1st Qtr.(5)	2nd Qtr.(6)	3rd Qtr.(7)	4th Qtr.(8)
Net sales	$2,644	$2,551	$2,564	$2,670	$2,458	$2,699	$2,516	$2,590
Gross profit	1,459	1,453	1,426	1,467	1,348	1,517	1,369	1,407
Income from continuing operations	401	422	352	388	373	172	273	124
Income (loss) from discontinued operations, net of income taxes	11	(9)	12	55	13	12	8	(68)
Net income	412	413	364	443	386	184	281	56
Basic earnings per share:
Income from continuing operations	$0.80	$0.84	$0.70	$0.78	$0.74	$0.34	$0.54	$0.25
Income (loss) from discontinued operations	0.02	(0.02)	0.02	0.11	0.03	0.02	0.02	(0.14)
Net income	0.82	0.83	0.73	0.89	0.77	0.36	0.56	0.11
Diluted earnings per share:
Income from continuing operations	$0.80	$0.83	$0.70	$0.77	$0.74	$0.34	$0.54	$0.25
Income (loss) from discontinued operations	0.02	(0.02)	0.02	0.11	0.03	0.02	0.02	(0.14)
Net income	0.82	0.82	0.72	0.89	0.76	0.36	0.56	0.11

2010 Form 10-K	120

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)

Net sales exclude $105 million of net sales related to discontinued operations. Income from continuing operations includes a $33 million legal charge associated with an antitrust case, $6 million of transaction costs associated with acquisitions and $5 million of restructuring charges.

(2)

Net sales exclude $111 million of net sales related to discontinued operations. Income from continuing operations includes $26 million of restructuring charges and $5 million of transaction costs associated with acquisitions.

(3)

Net sales exclude $109 million of net sales related to discontinued operations. Income from continuing operations includes $25 million of restructuring charges and $18 million of transaction costs associated with acquisitions.

(4)

Net sales exclude $75 million of net sales related to discontinued operations. Income from continuing operations includes $62 million of transaction costs associated with acquisitions, a net loss on divestitures of $25 million and $20 million of restructuring charges.

(5)	Net sales exclude $106 million of net sales related to discontinued operations. Income from continuing operations includes $36 million of legal settlements and $3 million of restructuring charges.
(6)

Net sales exclude $99 million of net sales related to discontinued operations. Income from continuing operations includes $183 million of shareholder settlement charges for the Company’s portion of Tyco International’s legal settlements with certain shareholders and the Company’s portion of the estimated cost to settle all of the remaining securities cases outstanding, a $20 million in-process research and development charge and $9 million of restructuring charges. Income from continuing operations also includes $156 million of tax incurred on repatriated earnings.

(7)

Net sales exclude $102 million of net sales related to discontinued operations. Income from continuing operations includes a $59 million in-process research and development charge, $30 million of research and development expenses related to up-front fees and milestone payments for licensing arrangements entered into by our Pharmaceuticals segment and $5 million of restructuring charges.

(8)

Net sales exclude $107 million of net sales related to discontinued operations. Income from continuing operations includes a $58 million legal charge associated with an antitrust case, a charge of $53 million for the estimated additional cost to remediate environmental matters at a site located in Orrington, Maine, $44 million of restructuring charges, a $36 million in-process research and development charge and $21 million of charges related to the sleep diagnostics and oxygen therapy product lines. Income from continuing operations also includes other income of $122 million related to the impact of the Tax Sharing Agreement, primarily resulting from Tyco International’s settlement with the IRS of certain outstanding tax matters in the 2001 through 2004 audit cycle.

24. Covidien International Finance S.A. (CIFSA)

CIFSA, a Luxembourg company, is a holding company that owns, directly or indirectly, substantially all of the operating subsidiaries of Covidien plc. CIFSA is the issuer of the Company’s senior notes and commercial paper and the borrower under the revolving credit facility, all of which are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd., the owners of CIFSA. Covidien plc was incorporated on January 16, 2009 and replaced Covidien Ltd. as the ultimate parent company on June 4, 2009. The following information provides the composition of the Company’s income, assets, liabilities, equity and cash flows by relevant group within the Company: Covidien plc and Covidien Ltd. as the guarantors, CIFSA as issuer of the debt and the operating companies that represent assets of CIFSA. There are no other subsidiary guarantees. Consolidating financial information for Covidien plc from the date of formation, Covidien Ltd. and CIFSA, on a stand-alone basis, is presented using the equity method of accounting for subsidiaries.

121	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF INCOME

Fiscal Year Ended September 24, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$10,429	$—	$10,429
Cost of goods sold	—	—	—	4,624	—	4,624

Gross profit	—	—	—	5,805	—	5,805
Selling, general and administrative expenses	13	—	2	3,204	—	3,219
Research and development expenses	—	—	—	447	—	447
Restructuring charges	—	—	—	76	—	76

Operating (loss) income	(13)	—	(2)	2,078	—	2,063
Interest expense	—	—	(199)	—	—	(199)
Interest income	—	—	—	22	—	22
Other income, net	—	—	—	40	—	40
Equity in net income of subsidiaries	1,708	1,713	1,737	—	(5,158)	—
Intercompany interest and fees	(63)	(5)	177	(109)	—	—

Income from continuing operations before income taxes	1,632	1,708	1,713	2,031	(5,158)	1,926
Income tax expense	—	—	—	363	—	363

Income from continuing operations	1,632	1,708	1,713	1,668	(5,158)	1,563
Income from discontinued operations, net of income taxes	—	—	—	69	—	69

Net income	$1,632	$1,708	$1,713	$1,737	$(5,158)	$1,632

2010 Form 10-K	122

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF INCOME

Fiscal Year Ended September 25, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$10,263	$—	$10,263
Cost of goods sold	—	—	—	4,622	—	4,622

Gross profit	—	—	—	5,641	—	5,641
Selling, general and administrative expenses	4	16	2	3,020	—	3,042
Research and development expenses	—	—	—	427	—	427
Restructuring charges	—	—	—	61	—	61
Shareholder settlements	—	—	—	183	—	183
In-process research and development charges	—	—	—	115	—	115

Operating (loss) income	(4)	(16)	(2)	1,835	—	1,813
Interest expense	—	—	(174)	(1)	—	(175)
Interest income	—	—	1	23	—	24
Other income, net	—	10	—	135	—	145
Equity in net income of subsidiaries	133	1,036	1,166	—	(2,335)	—
Intercompany interest and fees	(37)	(82)	45	74	—	—

Income from continuing operations before income taxes	92	948	1,036	2,066	(2,335)	1,807
Income tax expense	—	—	—	865	—	865

Income from continuing operations	92	948	1,036	1,201	(2,335)	942
Loss from discontinued operations, net of income taxes	—	—	—	(35)	—	(35)

Net income	$92	$948	$1,036	$1,166	$(2,335)	$907

123	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF INCOME

Fiscal Year Ended September 26, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$9,910	$—	$9,910
Cost of goods sold	—	—	4,601	—	4,601

Gross profit	—	—	5,309	—	5,309
Selling, general and administrative expenses	28	3	2,850	—	2,881
Research and development expenses	—	—	341	—	341
Restructuring charges	—	—	77	—	77
Shareholder settlements, net of insurance recoveries	42	—	—	—	42
In-process research and development charges	—	—	22	—	22

Operating (loss) income	(70)	(3)	2,019	—	1,946
Interest expense	—	(201)	(8)	—	(209)
Interest income	1	3	39	—	43
Other income (expense), net	214	—	(15)	—	199
Equity in net income of subsidiaries	1,283	1,476	—	(2,759)	—
Intercompany interest and fees	(67)	8	59	—	—

Income from continuing operations before income taxes	1,361	1,283	2,094	(2,759)	1,979
Income tax expense	—	—	536	—	536

Income from continuing operations	1,361	1,283	1,558	(2,759)	1,443
Loss from discontinued operations, net of income taxes	—	—	(82)	—	(82)

Net income	$1,361	$1,283	$1,476	$(2,759)	$1,361

2010 Form 10-K	124

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

At September 24, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$—	$399	$1,165	$—	$1,565
Accounts receivable trade, net	—	—	—	1,708	—	1,708
Inventories	—	—	—	1,381	—	1,381
Intercompany receivable	32	200	—	16	(248)	—
Prepaid expenses and other current assets	4	—	—	308	—	312
Due from former parent and affiliate	—	—	—	245	—	245
Deferred income taxes	—	—	—	529	—	529

Total current assets	37	200	399	5,352	(248)	5,740
Property, plant and equipment, net	1	—	—	2,607	—	2,608
Goodwill	—	—	—	7,675	—	7,675
Intangible assets, net	—	—	—	2,949	—	2,949
Due from former parent and affiliate	—	—	—	479	—	479
Investment in subsidiaries	9,886	10,300	9,856	—	(30,042)	—
Intercompany loans receivable	—	94	9,926	5,174	(15,194)	—
Other assets	—	—	23	913	—	936

Total Assets	$9,924	$10,594	$20,204	$25,149	$(45,484)	$20,387

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$250	$5	$—	$255
Accounts payable	—	—	1	585	—	586
Intercompany payable	15	—	—	233	(248)	—
Accrued payroll and payroll related costs	—	—	—	435	—	435
Accrued and other current liabilities	100	—	88	1,007	—	1,195
Income taxes payable	—	—	—	547	—	547
Guaranteed contingent tax liabilities	—	—	—	108	—	108

Total current liabilities	115	—	339	2,920	(248)	3,126
Long-term debt	—	—	4,391	60	—	4,451
Income taxes payable	—	—	—	1,565	—	1,565
Guaranteed contingent tax liabilities	—	—	—	608	—	608
Intercompany loans payable	835	708	5,174	8,477	(15,194)	—
Deferred income taxes	—	—	—	673	—	673
Other liabilities	—	—	—	990	—	990

Total Liabilities	950	708	9,904	15,293	(15,442)	11,413
Shareholders’ Equity	8,974	9,886	10,300	9,856	(30,042)	8,974

Total Liabilities and Shareholders’ Equity	$9,924	$10,594	$20,204	$25,149	$(45,484)	$20,387

125	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

At September 25, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$—	$135	$1,331	$—	$1,467
Accounts receivable trade, net	—	—	—	1,669	—	1,669
Inventories	—	—	—	1,272	—	1,272
Intercompany receivable	—	156	—	21	(177)	—
Prepaid expenses and other current assets	4	—	—	440	—	444
Deferred income taxes	—	—	—	454	—	454
Assets held for sale	—	—	—	357	—	357

Total current assets	5	156	135	5,544	(177)	5,663
Property, plant and equipment, net	—	—	—	2,542	—	2,542
Goodwill	—	—	—	6,020	—	6,020
Intangible assets, net	—	—	—	1,513	—	1,513
Due from former parent and affiliate	—	—	—	708	—	708
Investment in subsidiaries	8,335	8,745	13,189	—	(30,269)	—
Intercompany loans receivable	—	94	9,193	10,816	(20,103)	—
Other assets	—	—	16	677	—	693

Total Assets	$8,340	$8,995	$22,533	$27,820	$(50,549)	$17,139

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$—	$30	$—	$30
Accounts payable	—	1	—	470	—	471
Intercompany payable	21	—	—	156	(177)	—
Accrued payroll and payroll related costs	—	—	—	374	—	374
Accrued and other current liabilities	91	1	76	1,107	—	1,275
Income taxes payable	—	—	—	35	—	35
Liabilities associated with assets held for sale	—	—	—	103	—	103

Total current liabilities	112	2	76	2,275	(177)	2,288
Long-term debt	—	—	2,896	65	—	2,961
Income taxes payable	—	—	—	1,768	—	1,768
Guaranteed contingent tax liabilities	—	—	—	718	—	718
Intercompany loans payable	227	658	10,816	8,402	(20,103)	—
Deferred income taxes	—	—	—	459	—	459
Other liabilities	—	—	—	944	—	944

Total Liabilities	339	660	13,788	14,631	(20,280)	9,138
Shareholders’ Equity	8,001	8,335	8,745	13,189	(30,269)	8,001

Total Liabilities and Shareholders’ Equity	$8,340	$8,995	$22,533	$27,820	$(50,549)	$17,139

2010 Form 10-K	126

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Fiscal Year Ended September 24, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(77)	$(50)	$9	$2,303	$—	$2,185

Cash Flows From Investing Activities:
Capital expenditures	(1)	—	—	(400)	—	(401)
Acquisition-related payments, net of cash acquired	—	—	—	(3,012)	—	(3,012)
Acquisition of licenses and technology	—	—	—	(70)	—	(70)
Divestitures, net of cash retained by businesses sold	—	—	—	263	—	263
Sale of investments	—	—	—	54	—	54
Increase in restricted cash	—	—	—	(29)		(29)
Net increase in intercompany loans	—	—	(9,195)	—	9,195	—

Net cash used in continuing investing activities	(1)	—	(9,195)	(3,194)	9,195	(3,195)

Cash Flows From Financing Activities:
Net issuance of commercial paper	—	—	246	—	—	246
Issuance of debt	—	—	1,489	—	—	1,489
Repayment of debt	—	—	—	(88)	—	(88)
Dividends paid	(360)	—	—	—	—	(360)
Repurchase of shares	(331)	—	—	—	—	(331)
Proceeds from exercise of share options	107	—	—	—	—	107
Net intercompany loan borrowings	608	50	—	8,537	(9,195)	—
Intercompany dividend received (paid)	—	—	7,728	(7,728)	—	—
Other	54	—	(13)	(44)	—	(3)

Net cash provided by (used in) continuing financing activities	78	50	9,450	677	(9,195)	1,060

Discontinued Operations:
Net cash provided by discontinued operating activities	—	—	—	46	—	46
Net cash used in discontinued investing activities	—	—	—	(11)	—	(11)

Net cash provided by discontinued operations	—	—	—	35	—	35

Effect of currency rate changes on cash	—	—	—	13	—	13

Net increase (decrease) in cash and cash equivalents	—	—	264	(166)	—	98
Cash and cash equivalents at beginning of year	1	—	135	1,331	—	1,467

Cash and cash equivalents at end of year	$1	$—	$399	$1,165	$—	$1,565

127	2010 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Fiscal Year Ended September 25, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(14)	$(210)	$(127)	$2,180	$—	$1,829

Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(384)	—	(384)
Acquisition-related payments, net of cash acquired	—	—	—	(608)	—	(608)
Acquisition of licenses and technology	—	—	—	(56)	—	(56)
Divestitures	—	—	—	6	—	6
Sale of investments	—	—	—	48	—	48
Decrease in restricted cash	—	—	—	2	—	2
Net decrease in intercompany loans	—	—	102	—	(102)	—
Other	—	—	—	(9)	—	(9)

Net cash provided by (used in) investing activities	—	—	102	(1,001)	(102)	(1,001)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(20)	—	—	(20)
Repayment of debt	—	—	—	(19)	—	(19)
Dividends paid	(80)	(242)	—	—	—	(322)
Repurchase of shares	(156)	(76)	—	—	—	(232)
Proceeds from exercise of share options	11	8	—	—	—	19
Net intercompany loan borrowings (repayments)	227	489	—	(818)	102	—
Other	13	31	(1)	(42)	—	1

Net cash provided by (used in) financing activities	15	210	(21)	(879)	102	(573)

Discontinued Operations:
Net cash provided by discontinued operating activities	—	—	—	44	—	44
Net cash used in discontinued investing activities	—	—	—	(26)	—	(26)

Net cash provided by discontinued operations	—	—	—	18	—	18
Effect of currency rate changes on cash	—	—	—	(14)	—	(14)

Net increase (decrease) in cash and cash equivalents	1	—	(46)	304	—	259
Cash and cash equivalents at beginning of year	—	—	181	1,027	—	1,208

Cash and cash equivalents at end of year	$1	$—	$135	$1,331	$—	$1,467

2010 Form 10-K	128

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Fiscal Year Ended September 26, 2008

(dollars in millions)

	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(1,341)	$(114)	$2,046	$—	$591

Cash Flows From Investing Activities:
Capital expenditures	(2)	—	(407)	—	(409)
Acquisition-related payments, net of cash acquired	—	—	(157)	—	(157)
Acquisition of licenses and technology	—	—	(1)	—	(1)
Divestitures, net of cash retained by businesses sold	—	—	263	—	263
Sale of investments	—	—	4	—	4
Decrease in restricted cash	—	—	24	—	24
Interest in class action settlement fund	1,257	—	—	—	1,257
Net decrease in intercompany loans	—	1,309	—	(1,309)	—
Other	—	—	15	—	15

Net cash provided by (used in) continuing investing activities	1,255	1,309	(259)	(1,309)	996

Cash Flows From Financing Activities:
Net issuance of commercial paper	—	171	—	—	171
Issuance of debt	—	2,727	—	—	2,727
Repayment of debt	—	(3,925)	(82)	—	(4,007)
Dividends paid	(320)	—	—	—	(320)
Repurchase of shares	(6)	—	—	—	(6)
Proceeds from exercise of share options	157	—	—	—	157
Net intercompany loan borrowings (repayments)	213	—	(1,522)	1,309	—
Intercompany dividend received (paid)	—	30	(30)	—	—
Other	42	(17)	(30)	—	(5)

Net cash provided by (used in) financing activities	86	(1,014)	(1,664)	1,309	(1,283)

Discontinued Operations:
Net cash provided by discontinued operating activities	—	—	69	—	69
Net cash used in discontinued investing activities	—	—	(30)	—	(30)

Net cash provided by discontinued operations	—	—	39	—	39
Effect of currency rate changes on cash	—	—	(7)	—	(7)

Net increase in cash and cash equivalents	—	181	155	—	336
Cash and cash equivalents at beginning of year	—	—	872	—	872

Cash and cash equivalents at end of year	$—	$181	$1,027	$—	$1,208

129	2010 Form 10-K

COVIDIEN PLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Income	Acquisitions, Divestitures and Other	Deductions	Balance at End of Year
(Dollars in Millions)
Fiscal 2010
Reserve for rebates	$520	$3,149	$3	$(3,102)	$570
Allowance for doubtful accounts	$40	$28	$12	$(7)	$73
Fiscal 2009
Reserve for rebates	$450	$2,831	$9	$(2,770)	$520
Allowance for doubtful accounts	$46	$(2)	$—	$(4)	$40
Fiscal 2008
Reserve for rebates	$364	$2,357	$(2)	$(2,269)	$450
Allowance for doubtful accounts	$44	$12	$10	$(20)	$46

2010 Form 10-K	130