Form 10-Q
period 2010-12-24
Covidien plc
filed 2011-02-01
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 24, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33259

(Commission File Number)

COVIDIEN PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland	98-0624794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 On Hatch, Lower Hatch Street

Dublin 2, Ireland

Telephone: +353 1 438-1700

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

The number of ordinary shares outstanding as of January 26, 2011 was 493,848,067.

COVIDIEN PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF INCOME

Quarters Ended December 24, 2010 and December 25, 2009

(in millions, except per share data)

	Quarters Ended
	December 24, 2010	December 25, 2009
Net sales	$2,769	$2,644
Cost of goods sold	1,198	1,185

Gross profit	1,571	1,459
Selling, general and administrative expenses	861	820
Research and development expenses	119	98
Restructuring charges	53	5
Shareholder settlement income	(11)	—

Operating income	549	536
Interest expense	(52)	(43)
Interest income	5	5
Other income	13	7

Income from continuing operations before income taxes	515	505
Income tax expense	83	104

Income from continuing operations	432	401
(Loss) income from discontinued operations, net of income taxes	(5)	11

Net income	$427	$412

Basic earnings per share:
Income from continuing operations	$0.87	$0.80
(Loss) income from discontinued operations	(0.01)	0.02
Net income	0.86	0.82
Diluted earnings per share:
Income from continuing operations	$0.87	$0.80
(Loss) income from discontinued operations	(0.01)	0.02
Net income	0.86	0.82
Weighted-average number of shares outstanding:
Basic	495	499
Diluted	498	504

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

CONSOLIDATED BALANCE SHEETS

At December 24, 2010 and September 24, 2010

(in millions, except share data)

	December 24, 2010	September 24, 2010
Assets
Current Assets:
Cash and cash equivalents	$1,150	$1,565
Accounts receivable trade, less allowance for doubtful accounts of $73 and $73	1,730	1,708
Inventories	1,410	1,381
Prepaid expenses and other current assets	844	841
Due from former parent and affiliate	201	245

Total current assets	5,335	5,740
Property, plant and equipment, net	2,611	2,608
Goodwill	7,667	7,675
Intangible assets, net	2,891	2,949
Due from former parent and affiliate	531	479
Other assets	938	936

Total Assets	$19,973	$20,387

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$4	$255
Accounts payable	583	586
Accrued and other current liabilities	1,273	1,630
Income taxes payable	424	547
Guaranteed contingent tax liabilities	108	108

Total current liabilities	2,392	3,126
Long-term debt	4,356	4,451
Income taxes payable	1,606	1,565
Guaranteed contingent tax liabilities	608	608
Other liabilities	1,697	1,663

Total Liabilities	10,659	11,413
Commitments and contingencies (note 13)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 508,106,215 and 507,245,024 issued	102	101
Ordinary shares held in treasury at cost; 14,512,712 and 12,164,018	(585)	(484)
Additional paid-in capital	6,609	6,563
Retained earnings	2,870	2,444
Accumulated other comprehensive income	318	350

Total Shareholders’ Equity	9,314	8,974

Total Liabilities and Shareholders’ Equity	$19,973	$20,387

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarters Ended December 24, 2010 and December 25, 2009

(in millions)

	Quarters Ended
	December 24, 2010	December 25, 2009
Cash Flows From Operating Activities:
Net income	$427	$412
Loss (income) from discontinued operations, net of income taxes	5	(11)

Income from continuing operations	432	401
Adjustments to reconcile net cash provided by continuing operating activities:
Depreciation and amortization	141	117
Share-based compensation	32	28
Deferred income taxes	11	(10)
Provision for losses on accounts receivable and inventory	17	16
Change in receivable from former parent and affiliate related to Tax Sharing Agreement	(8)	(8)
Other non-cash items	(8)	1
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(39)	(36)
Inventories	(42)	3
Accounts payable	(3)	22
Income taxes	(93)	34
Accrued and other liabilities	(228)	(184)
Other	(3)	50

Net cash provided by continuing operating activities	209	434

Cash Flows From Investing Activities:
Capital expenditures	(87)	(85)
Acquisition-related payments, net of cash acquired	—	(156)
Acquisition of licenses and technology	—	(15)
Other	(9)	15

Net cash used in continuing investing activities	(96)	(241)

Cash Flows From Financing Activities:
Net repayment of commercial paper	(92)	(1)
Repayment of debt	(253)	(84)
Dividends paid	(99)	(90)
Repurchase of shares	(102)	(27)
Proceeds from exercise of share options	13	38
Other	2	2

Net cash used in continuing financing activities	(531)	(162)

Discontinued Operations:
Net cash provided by discontinued operating activities	—	19
Net cash used in discontinued investing activities	—	(3)

Net cash provided by discontinued operations	—	16

Effect of currency rate changes on cash	3	(1)

Net (decrease) increase in cash and cash equivalents	(415)	46
Cash and cash equivalents at beginning of period	1,565	1,467

Cash and cash equivalents at end of period	$1,150	$1,513

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Basis of Presentation—The accompanying financial statements reflect the consolidated operations of Covidien plc and its subsidiaries (Covidien or the Company). The unaudited financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of the financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim results reported. The year-end balance sheet data were derived from audited financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended September 24, 2010.

2. Discontinued Operations

During the first quarter of fiscal 2011, the Company recorded a $5 million tax provision in loss on disposition of discontinued operations resulting from adjustments to certain income tax liabilities related to the Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses that were sold in fiscal 2006 prior to the Company’s separation from Tyco International Ltd.

In fiscal 2010, the Company sold its Specialty Chemicals business, which is included in discontinued operations. Net sales and income from operations for the discontinued Specialty Chemicals business were $105 million and $11 million (net of tax of $6 million), respectively, for the quarter ended December 25, 2009.

3. Restructuring Charges

In fiscal 2007 and 2009, the Company launched restructuring programs, designed to improve the Company’s cost structure and to deliver improved operational growth. The Company expects to incur charges of approximately $200 million under the 2009 program as actions are undertaken, most of which is expected to occur by the end of 2011. These charges have been or will be recorded as the specific actions required to execute on these initiatives are identified and approved. As of December 24, 2010, the Company had incurred $147 million of restructuring charges under its $200 million 2009 program since its inception. The 2007 program is substantially completed. These programs exclude restructuring actions associated with acquisitions.

Restructuring charges (credits), including associated asset impairments and actions associated with acquisitions, by segment are as follows:

	Quarters Ended
(Dollars in Millions)	December 24, 2010	December 25, 2009
Medical Devices	$63	$5
Pharmaceuticals	—	2
Medical Supplies	(10)	1
Corporate	—	(3)

Total restructuring charges	$53	$5

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restructuring charges are comprised of the following:

	Quarters Ended
(Dollars in Millions)	December 24, 2010	December 25, 2009
Acquisition-related restructuring actions	$20	$3
2009 program	33	—
2007 program	—	2

Total restructuring charges	53	5
Less: asset impairment charges	(1)	(1)

Total charges expected to be settled in cash	$52	$4

The following table summarizes cash activity for restructuring reserves related to acquisitions for the quarter ended December 24, 2010:

(Dollars in Millions)	Employee Severance and Benefits	Other(1)	Total
Balance at September 24, 2010	9	2	11
Charges	7	13	20
Cash payments	(1)	(9)	(10)

Balance at December 24, 2010	$15	$6	$21

(1)	Substantially all of these amounts relate to the cancellation of distributor and supplier agreements.

The following table summarizes cash activity for restructuring reserves related to the 2009 and 2007 programs, substantially all of which relates to employee severance and benefits, for the quarter ended December 24, 2010:

(Dollars in Millions)	2009 Program	2007 Program	Total
Balance at September 24, 2010	55	11	66
Charges	42	—	42
Changes in estimate	(10)	—	(10)
Cash payments	(18)	(2)	(20)
Currency translation	(1)	—	(1)

Balance at December 24, 2010	$68	$9	$77

During the first quarter of fiscal 2011, the Company determined that one of the restructuring actions within the Medical Supplies segment was no longer cost effective, and accordingly, the Company reversed $10 million of restructuring reserves.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restructuring reserves are reported on the Company’s consolidated balance sheets as follows:

(Dollars in Millions)	December 24, 2010	September 24, 2010
Accrued and other current liabilities	$63	$62
Other liabilities	35	15

Restructuring reserves	$98	$77

4. Earnings Per Share

The weighted-average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

	Quarters Ended
(in Millions)	December 24, 2010	December 25, 2009
Basic shares	495	499
Effect of share options and restricted shares	3	5

Diluted shares	498	504

For the quarters ended December 24, 2010 and December 25, 2009, approximately 18 million and 10 million, respectively, of options and restricted share awards were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met.

5. Comprehensive Income

Comprehensive income was comprised of the following:

	Quarters Ended
(Dollars in Millions)	December 24, 2010	December 25, 2009
Net income	$427	$412
Currency translation	(33)	(56)
Unrealized gain on derivatives, net of income taxes	1	1

Total comprehensive income	$395	$357

6. Inventories

Inventories were comprised of the following at the end of each period:

(Dollars in Millions)	December 24, 2010	September 24, 2010
Purchased materials and manufactured parts	$322	$283
Work in process	324	315
Finished goods	764	783

Inventories	$1,410	$1,381

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(Dollars in Millions)	Medical Devices	Pharmaceuticals	Medical Supplies	Total
Goodwill at September 24, 2010	$6,778	$508	$389	$7,675
Currency translation	(8)	—	—	(8)

Goodwill at December 24, 2010	$6,770	$508	$389	$7,667

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	December 24, 2010		September 24, 2010
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,120	$649	$2,129	$620
Customer relationships	797	74	801	64
Other	324	116	323	110

Total	$3,241	$839	$3,253	$794

Non-Amortizable:
Trademarks	$355		$356
In-process research and development	134		134

Total	$489		$490

Intangible asset amortization expense for the quarters ended December 24, 2010 and December 25, 2009 was $49 million and $27 million, respectively.

8. Retirement Plans

The net periodic benefit cost for the Company’s defined benefit pension plans was as follows:

	Quarters Ended
(Dollars in Millions)	December 24, 2010	December 25, 2009
Service cost	$5	$5
Interest cost	11	12
Expected return on plan assets	(11)	(10)
Amortization of net actuarial loss	6	5
Curtailments	2	—

Net periodic benefit cost	$13	$12

The net periodic benefit cost for postretirement benefit plans for the quarters ended December 24, 2010 and December 25, 2009 was not material.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics, which are discussed in note 12.

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

In connection with the sale of the Specialty Chemicals business, the Company provided the purchaser with an indemnification for various risks, including environmental, health, safety, tax and other matters, some of which have an indefinite term. However, the most significant portion of this indemnification relates to environmental, health and safety matters, which has a term of 17 years. A liability of $22 million relating to this indemnification was included on the Company’s consolidated balance sheet at both December 24, 2010 and September 24, 2010. The value of the environmental, health and safety guarantee was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. The maximum future payments the Company could be required to make under the indemnification provided to the purchaser is $82 million. In addition, the Company was required to pay $30 million into an escrow account as collateral, which is included in other assets on the consolidated balance sheet.

The Company has recorded liabilities for known indemnifications included as part of environmental liabilities, which are discussed in note 13. In addition, the Company is liable for product performance; however in the opinion of management, such obligations will not significantly affect the Company’s results of operations, financial condition or cash flows.

10. Derivative Instruments

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

Cash Flow Hedges

Interest Rate Exposure—During fiscal 2007, Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary of the Company, entered into a series of forward interest rate lock contracts to hedge the risk of

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

variability in the market interest rates prior to the issuance of fixed rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated in fiscal 2007 and fiscal 2008 prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective, accordingly, the loss that resulted upon termination of the rate locks was recorded in accumulated other comprehensive income and is being reclassified to interest expense over the terms of the notes. As of December 24, 2010 and September 24, 2010, the amount of this loss that remained in accumulated other comprehensive income was $48 million and $49 million, respectively. As of December 24, 2010, the Company has not entered into any other interest rate-related derivative instruments.

Derivatives not Designated as Hedging Instruments

Foreign Exchange Exposures—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro, Japanese yen, British pound and Canadian dollar. The Company generally manages its exposure for forecasted transactions for the upcoming twelve months. All forward and option contracts are recorded on the balance sheet at fair value. At December 24, 2010, the Company had foreign currency forward and option contracts outstanding with a notional amount of $698 million. These contracts do not meet the necessary criteria to qualify for hedge accounting. Accordingly, all associated changes in fair value are recognized in earnings.

The fair value of foreign exchange forward and option contracts not designated as hedging instruments are included in the following balance sheet captions in the amounts shown:

(Dollars in Millions)	December 24, 2010	September 24, 2010
Derivative Assets:
Prepaid and other current assets	$11	$16
Accrued and other current liabilities	5	—

	$16	$16

Derivative Liabilities:
Prepaid and other current assets	$—	$4
Accrued and other current liabilities	18	20

	$18	$24

The net gain (loss) on foreign exchange forward and option contracts not designated as hedging instruments and related hedged items are included in the following income statement captions in the amounts shown:

	Quarters Ended
(Dollars in Millions)	December 24, 2010	December 25, 2009
Cost of goods sold	$—	$2
Selling, general and administrative expenses	(3)	(7)

	$(3)	$(5)

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Financial Instruments and Fair Value Measurements

The following table provides a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at December 24, 2010:

(Dollars in Millions)	December 24, 2010	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency contracts	$16	$—	$16	$—
Debt and equity securities held in rabbi trust	34	25	9	—

Total assets at fair value	$50	$25	$25	$—

Liabilities
Foreign currency contracts	$18	$—	$18	$—
Deferred compensation liabilities	96	—	96	—
Contingent payments	73	—	—	73

Total liabilities at fair value	$187	$—	$114	$73

The following table provides a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at September 24, 2010:

(Dollars in Millions)	September 24, 2010	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency contracts	$16	$—	$16	$—
Debt and equity securities held in rabbi trust	33	25	8	—

Total assets at fair value	$49	$25	$24	$—

Liabilities
Foreign currency contracts	$24	$—	$24	$—
Deferred compensation liabilities	78	—	78	—
Contingent payments	71	—	—	71

Total liabilities at fair value	$173	$—	$102	$71

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

market, the investments are classified as level 1. When quoted market prices for a security are not available in an active market, they are classified as level 2. Equity securities held in the rabbi trust primarily consist of U.S. common stocks, which are valued using quoted market prices reported on nationally recognized securities exchanges.

Deferred compensation liabilities—The Company maintains a non-qualified deferred compensation plan in the United States, which permits eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds generally correspond to the funds offered in the Company’s U.S. tax-qualified retirement plan and the account balance fluctuates with the investment returns on those funds.

Contingent payments—In connection with the acquisition of ev3, the Company assumed an agreement to pay milestone-based contingent payments of up to $75 million, payable in a combination of ordinary shares and cash, upon the U.S. Food and Drug Administration pre-market approval of the pipeline embolization device. The fair value of the contingent payments was measured based on the probability-weighted present value of the consideration expected to be transferred. The change in the fair value shown in the following reconciliation is included in selling, general and administrative expenses:

(Dollars in Millions)	Total
Fair value at September 24, 2010	$71
Change in fair value	2

Fair value at December 24, 2010	$73

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, amounts due from former parent and affiliate, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, investments and accounts payable approximated their carrying values at December 24, 2010 and September 25, 2009. The fair value of the Company’s unsecured senior notes was approximately $4.331 billion and $4.627 billion at December 24, 2010 and September 24, 2010, respectively. The carrying value of the senior notes was $4.000 billion and $4.250 billion at December 24, 2010 and September 24, 2010, respectively. It is not practicable to estimate the fair value of the amounts due to or from former parent and affiliate.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company’s trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies.

The most significant of these payment delays relate to accounts receivable associated with the national healthcare system in Greece. In June 2010, the Greek government announced its intent to repay certain of its debt through the issuance of non-interest bearing government bonds with maturity dates ranging from 1 to 3 years. As of December 24, 2010 and September 24, 2010, accounts receivable associated with the national healthcare system in Greece amounted to $82 million and $91 million, net of reserves, respectively.

12. Transactions with Former Parent and Affiliate

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

At December 24, 2010, the Company is the primary obligor to the taxing authorities for $2.028 billion of contingent tax liabilities that are recorded on the consolidated balance sheet, of which $1.432 billion relates to periods prior to the separation and which is shared with Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement. At September 24, 2010, the Company is the primary obligor to the taxing authorities for $1.986 billion of contingent tax liabilities that are recorded on the consolidated balance sheet.

Income Tax Receivables—The Company has a current and non-current receivable from Tyco International and Tyco Electronics totaling $732 million and $724 million at December 24, 2010 and September 24, 2010, respectively. This receivable, which reflects 58% of the contingent tax liabilities that are subject to the Tax Sharing Agreement, is classified as due from former parent and affiliate on the consolidated balance sheets. Adjustments to this receivable are recorded in other income. During each of the quarters ended December 24, 2010 and December 25, 2009, the Company recorded other income of $8 million and corresponding increases to the receivable from Tyco International and Tyco Electronics, which reflects 58% of interest and other income tax payable amounts recorded during these periods that will be covered under the Tax Sharing Agreement.

Guaranteed Tax Liabilities—The Company has certain guarantee commitments and indemnifications with Tyco International and Tyco Electronics, primarily related to certain contingent tax liabilities. A current and non-current liability totaling $716 million relating to these guarantees was included on the Company’s consolidated balance sheet at both December 24, 2010 and September 24, 2010.

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

Antitrust Litigation

The Company was involved in an antitrust case with Natchitoches Parish Hospital Service District in which Natchitoches Parish Hospital alleged anticompetitive conduct by the Company in violation of federal antitrust laws. During the first quarter of fiscal 2010, the Company agreed to pay $32.5 million to resolve all claims in this case. Accordingly, the Company recorded a $32.5 million legal charge in selling, general and administrative expenses.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Products Liability Litigation

Mallinckrodt Inc., a subsidiary of the Company, is one of four manufacturers of gadolinium-based contrast agents involved in litigation alleging that administration of these agents causes development of a recently identified disease, nephrogenic systemic fibrosis, in a small number of patients with advanced renal impairment. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of Ohio and cases in various state courts. Generally, complaints allege design and manufacturing defects, failure to warn, breach of warranty, fraud and violations of various state consumer protection laws. The Company believes that it has meritorious defenses to these complaints and will vigorously defend against them. When appropriate, the Company settles cases. As of December 24, 2010, there were 55 cases pending in which the plaintiff has either documented or specifically alleged use of the Company’s Optimark™ product. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, the Company believes that the final resolution of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of December 24, 2010, there were approximately 11,300 asbestos liability cases pending against Mallinckrodt.

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

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 24, 2010, the Company

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

concluded that it was probable that it would incur remedial costs in the range of $185 million to $315 million. As of December 24, 2010, the Company concluded that the best estimate within this range was $191 million, of which $20 million was included in accrued and other current liabilities and $171 million was included in other liabilities on the consolidated balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

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

On September 17, 2010, Mallinckrodt appealed the final order issued by the Maine Board in Maine Superior Court. On appeal Mallinckrodt has requested that the Superior Court invalidate the Maine Board’s final order in its entirety, or in the alternative, reverse or modify the final order to eliminate the requirements that Mallinckrodt remove one of the two landfills and recap the remaining three landfills. Mallinckrodt also appealed certain administrative requirements of the final order. The Company has assessed the status of this matter and has concluded that it is more likely than not that the Maine Board’s final order will be either invalidated, reversed or modified, and, further, intends to vigorously pursue all available means to achieve such result.

As of December 24, 2010, the Company estimates that the cost to comply with these proposed remediation alternatives at this site ranges from $97 million to $165 million. These amounts are included in the range of aggregate environmental remediation costs described above. However, there are still significant uncertainties in the outcome of the pending litigation, and the Company continues to disagree with the level of remediation outlined in the Maine Board’s final order.

The Company has also recorded asset retirement obligations (AROs) for the estimated future costs primarily associated with legal obligations to decommission two facilities within the Pharmaceuticals segment. As of both December 24, 2010 and September 24, 2010, the Company’s AROs were $79 million. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tyco International Legal Proceedings

As discussed in note 12, pursuant to the Separation and Distribution Agreement, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities, including potential liabilities related to certain of Tyco International’s outstanding litigation matters. As of December 24, 2010, there were no remaining securities lawsuits outstanding. Accordingly, during the first quarter of fiscal 2011, the Company recorded income of $11 million related to the reversal of its portion of the remaining reserves that had previously been established.

Compliance Matters

Tyco International has received and responded to various allegations that certain improper payments were made in recent years by Tyco International subsidiaries, including subsidiaries which are now part of the Company. During 2005, Tyco International reported to the U.S. Department of Justice (DOJ) and the U.S. Securities and Exchange Commission (SEC) the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act (FCPA), that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. The Company has continued to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. To date, the baseline review and other compliance reviews have revealed that some past business practices may not comply with Covidien and FCPA requirements. The Company believes that it has adequate amounts recorded related to these matters, the amount of which is not significant.

Income Taxes

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

The U.S. Internal Revenue Service (IRS) has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS which affect all three of the companies and which are likely to be resolved within the next 12 months. With respect to other adjustments, Tyco International has indicated that settlement is unlikely. In the event that Tyco International is unable to resolve these issues in the IRS administrative process, Tyco International will likely contest certain adjustments related to disallowed deductions through litigation. While Covidien believes that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities discussed in note 12 related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a significant effect on Covidien’s consolidated financial statements.

In addition, the IRS is continuing its field examination of certain of Tyco International’s 2001 through 2004 U.S. federal income tax returns. Tyco International and the IRS have entered into settlements related to certain outstanding tax matters arising in this audit cycle, which otherwise remains open and subject to examination and resolution of other matters.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the settlements of the 1997 through 2000 and 2001 through 2004 audit cycles, the Company estimates that it will be required to make a payment of approximately $422 million to the IRS in fiscal 2011, which is included in current income taxes payable on the consolidated balance sheet. However, pursuant to the Tax Sharing Agreement, Covidien will receive payments totaling approximately $201 million from Tyco International and Tyco Electronics, which is included in due from former parent and affiliate on the consolidated balance sheet. Covidien will also be required to reimburse Tyco International and Tyco Electronics its portion of their settlements, which is estimated to be $108 million and is included in guaranteed contingent tax liabilities on the consolidated balance sheet.

The resolution of issues arising from the 1997 through 2000 and 2001 through 2004 audit cycles, as well as other settlements or statute of limitations expirations, could result in a significant change in our unrecognized tax benefits. The Company estimates that within the next 12 months, its gross uncertain tax positions, exclusive of interest could decrease by as much as $745 million as a result of such settlements or statute expirations.

14. Segment Data

Selected information by business segment is as follows:

	Quarters Ended
(Dollars in Millions)	December 24, 2010	December 25, 2009
Net sales(1) :
Medical Devices	$1,877	$1,690
Pharmaceuticals	470	511
Medical Supplies	422	443

	$2,769	$2,644

Operating income:
Medical Devices	$582	$529
Pharmaceuticals	71	84
Medical Supplies	63	67

Operating income of reportable segments	716	680
Unallocated amounts:
Corporate expenses	(101)	(106)
Restructuring charges	(53)	(5)
Acquisition-related inventory charges(2)	(24)	—
Shareholder settlement income and legal charge	11	(33)

Consolidated operating income	$549	$536

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.
(2)	Amount represnts charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Covidien International Finance S.A.

CIFSA, a Luxembourg company, is a holding company that owns, directly or indirectly, substantially all of the operating subsidiaries of Covidien plc. CIFSA is the issuer of the Company’s senior notes and commercial paper and the borrower under the revolving credit facility, all of which are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd., the owners of CIFSA. The following information provides the composition of the Company’s income, assets, liabilities, equity and cash flows by relevant group within the Company: Covidien plc and Covidien Ltd. as the guarantors, CIFSA as issuer of the debt and the operating companies that represent assets of CIFSA. There are no other subsidiary guarantees. Condensed consolidating financial information for Covidien plc, Covidien Ltd. and CIFSA, on a stand-alone basis, is presented using the equity method of accounting for subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Quarter Ended December 24, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,769	$—	$2,769
Cost of goods sold	—	—	—	1,198	—	1,198

Gross profit	—	—	—	1,571	—	1,571
Selling, general and administrative expenses	3	—	—	858	—	861
Research and development expenses	—	—	—	119	—	119
Restructuring charges	—	—	—	53	—	53
Shareholder settlement income	—	—	—	(11)	—	(11)

Operating (loss) income	(3)	—	—	552	—	549
Interest expense	—	—	(52)	—	—	(52)
Interest income	—	—	—	5	—	5
Other income	—	—	—	13	—	13
Equity in net income of subsidiaries	467	468	363	—	(1,298)	—
Intercompany interest and fees	(37)	(1)	157	(119)	—	—

Income from continuing operations before income taxes	427	467	468	451	(1,298)	515
Income tax expense	—	—	—	83	—	83

Income from continuing operations	427	467	468	368	(1,298)	432
Loss from discontinued operations, net of income taxes	—	—	—	(5)	—	(5)

Net income	$427	$467	$468	$363	$(1,298)	$427

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Quarter Ended December 25, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,644	$—	$2,644
Cost of products sold	—	—	—	1,185	—	1,185

Gross profit	—	—	—	1,459	—	1,459
Selling, general and administrative expenses	3	—	—	817	—	820
Research and development expenses	—	—	—	98	—	98
Restructuring charges	—	—	—	5	—	5

Operating (loss) income	(3)	—	—	539	—	536
Interest expense	—	—	(43)	—	—	(43)
Interest income	—	—	—	5	—	5
Other income	—	—	—	7	—	7
Equity in net income of subsidiaries	444	445	472	—	(1,361)	—
Intercompany interest and fees	(29)	(1)	16	14	—	—

Income from continuing operations before income taxes	412	444	445	565	(1,361)	505
Income tax expense	—	—	—	104	—	104

Income from continuing operations	412	444	445	461	(1,361)	401
Income from discontinued operations, net of income taxes	—	—	—	11	—	11

Net income	$412	$444	$445	$472	$(1,361)	$412

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

At December 24, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$94	$1,056	$—	$1,150
Accounts receivable trade, net	—	—	—	1,730	—	1,730
Inventories	—	—	—	1,410	—	1,410
Intercompany receivable	—	198	—	23	(221)	—
Prepaid expenses and other current assets	5	—	—	839	—	844
Due from former parent and affiliate	—	—	—	201	—	201

Total current assets	5	198	94	5,259	(221)	5,335
Property, plant and equipment, net	1	—	—	2,610	—	2,611
Goodwill	—	—	—	7,667	—	7,667
Intangible assets, net	—	—	—	2,891	—	2,891
Due from former parent and affiliate	—	—	—	531	—	531
Investment in subsidiaries	10,321	10,737	9,698	—	(30,756)	—
Intercompany loans receivable	—	94	10,472	5,216	(15,782)	—
Other assets	—	—	22	916	—	938

Total Assets	$10,327	$11,029	$20,286	$25,090	$(46,759)	$19,973

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$—	$4	$—	$4
Accounts payable	—	—	—	583	—	583
Intercompany payable	22	—	—	199	(221)	—
Accrued and other current liabilities	—	—	35	1,238	—	1,273
Income taxes payable	—	—	—	424	—	424
Guaranteed contingent tax liabilities	—	—	—	108	—	108

Total current liabilities	22	—	35	2,556	(221)	2,392
Long-term debt	—	—	4,298	58	—	4,356
Income taxes payable	—	—	—	1,606	—	1,606
Guaranteed contingent tax liabilities	—	—	—	608	—	608
Intercompany loans payable	991	708	5,216	8,867	(15,782)	—
Other liabilities	—	—	—	1,697	—	1,697

Total Liabilities	1,013	708	9,549	15,392	(16,003)	10,659
Shareholders’ Equity	9,314	10,321	10,737	9,698	(30,756)	9,314

Total Liabilities and Shareholders’ Equity	$10,327	$11,029	$20,286	$25,090	$(46,759)	$19,973

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

At September 24, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$—	$399	$1,165	$—	$1,565
Accounts receivable trade, net	—	—	—	1,708	—	1,708
Inventories	—	—	—	1,381	—	1,381
Intercompany receivable	32	200	—	16	(248)	—
Prepaid expenses and other current assets	4	—	—	837	—	841
Due from former parent and affiliate	—	—	—	245	—	245

Total current assets	37	200	399	5,352	(248)	5,740
Property, plant and equipment, net	1	—	—	2,607	—	2,608
Goodwill	—	—	—	7,675	—	7,675
Intangible assets, net	—	—	—	2,949	—	2,949
Due from former parent and affiliate	—	—	—	479	—	479
Investment in subsidiaries	9,886	10,300	9,856	—	(30,042)	—
Intercompany loans receivable	—	94	9,926	5,174	(15,194)	—
Other assets	—	—	23	913	—	936

Total Assets	$9,924	$10,594	$20,204	$25,149	$(45,484)	$20,387

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$250	$5	$—	$255
Accounts payable	—	—	1	585	—	586
Intercompany payable	15	—	—	233	(248)	—
Accrued and other current liabilities	100	—	88	1,442	—	1,630
Income taxes payable	—	—	—	547	—	547
Guaranteed contingent tax liabilities	—	—	—	108	—	108

Total current liabilities	115	—	339	2,920	(248)	3,126
Long-term debt	—	—	4,391	60	—	4,451
Income taxes payable	—	—	—	1,565	—	1,565
Guaranteed contingent tax liabilities	—	—	—	608	—	608
Intercompany loans payable	835	708	5,174	8,477	(15,194)	—
Other liabilities	—	—	—	1,663	—	1,663

Total Liabilities	950	708	9,904	15,293	(15,442)	11,413
Shareholders’ Equity	8,974	9,886	10,300	9,856	(30,042)	8,974

Total Liabilities and Shareholders’ Equity	$9,924	$10,594	$20,204	$25,149	$(45,484)	$20,387

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Quarter Ended December 24, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$11	$—	$52	$146	$—	$209

Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(87)	—	(87)
Net increase in intercompany loans	—	—	(505)	—	505	—
Other	—	—	—	(9)	—	(9)

Net cash used in continuing investing activities	—	—	(505)	(96)	505	(96)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(92)	—	—	(92)
Repayment of debt	—	—	(250)	(3)	—	(253)
Dividends paid	(99)	—	—	—	—	(99)
Repurchase of shares	(102)	—	—	—	—	(102)
Proceeds from exercise of share options	13	—	—	—	—	13
Net intercompany loan borrowings	156	—	—	349	(505)	—
Intercompany dividend received (paid)	—	—	490	(490)	—	—
Other	20	—	—	(18)	—	2

Net cash provided by (used in) continuing financing activities	(12)	—	148	(162)	(505)	(531)

Effect of currency rate changes on cash	—	—	—	3	—	3

Net (decrease) increase in cash and cash equivalents	(1)	—	(305)	(109)	—	(415)
Cash and cash equivalents at beginning of period	1	—	399	1,165	—	1,565

Cash and cash equivalents at end of period	$—	$—	$94	$1,056	$—	$1,150

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Quarter Ended December 25, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(26)	$(3)	$(68)	$531	$—	$434

Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(85)	—	(85)
Acquisition-related payments, net of cash acquired	—	—	—	(156)	—	(156)
Acquisition of licenses and technology	—	—	—	(15)	—	(15)
Decrease in intercompany loans	—	—	(21)	—	21	—
Other	—	—	—	15	—	15

Net cash used in continuing investing activities	—	—	(21)	(241)	21	(241)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(1)	—	—	(1)
Repayment of debt	—	—	—	(84)	—	(84)
Dividends paid	(90)	—	—	—	—	(90)
Repurchase of shares	(27)	—	—	—	—	(27)
Proceeds from exercise of share options	38	—	—	—	—	38
Net intercompany loan borrowings (repayments)	88	3	—	(70)	(21)	—
Other	16	—	—	(14)	—	2

Net cash provided by (used in) continuing financing activities	25	3	(1)	(168)	(21)	(162)

Discontinued Operations:
Net cash provided by discontinued operating activities	—	—	—	19	—	19
Net cash used in discontinued investing activities	—	—	—	(3)	—	(3)

Net cash provided by discontinued operations	—	—	—	16	—	16

Effect of currency rate changes on cash	—	—	—	(1)	—	(1)

Net (decrease) increase in cash and cash equivalents	(1)	—	(90)	137	—	46
Cash and cash equivalents at beginning of period	1	—	135	1,331	—	1,467

Cash and cash equivalents at end of period	$—	$—	$45	$1,468	$—	$1,513

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the accompanying notes included in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in both our Annual Report on Form 10-K for the fiscal year ended September 24, 2010 and in this Quarterly Report.

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

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were enacted in the United States, which includes provisions that would impose a 2.3% excise tax on the sale of certain of our medical device and supply products in the United States starting in 2013. In addition, the new legislation includes a $28 billion fee on the branded pharmaceutical industry over nine years starting in 2011 and a $2.8 billion annual fee on branded pharmaceuticals thereafter. The amount of branded pharmaceutical fee payable by each company is based upon market share. Since our branded pharmaceutical sales currently represent a small portion of the total market, we do not expect this annual assessment to have a significant impact on Covidien. The medical devices tax, however, may have a significant impact on our results of operations. We are still evaluating the potential impact that this tax may have on our overall business. This new legislation increases our cost of doing business. If this cost is not offset by increased demand for our products, cost reductions or price increases, we could experience lower margins and profitability and our business and results of operations could be materially and adversely affected. In addition to the excise tax and annual fee described above, the new legislation contains numerous other provisions, many of which pertain to health insurance plans, which could impact our financial results in future periods.

Restructuring Initiative

In fiscal 2009, we launched a restructuring program designed to improve our cost structure. This program includes actions across all three segments as well as corporate. We expect to incur charges of approximately $200 million under this program, most of which is expected to occur by the end of 2011. These charges have been or will be recorded as the specific actions required to execute on these initiatives are identified and approved. The anticipated expenditures primarily relate to employee severance and benefits. As of December 24, 2010, we had incurred $147 million of restructuring charges under this program since its inception. This program excludes restructuring actions associated with acquisitions. In addition to continuing to incur charges under the 2009 program, we also expect to incur additional charges as restructuring actions stemming from our recent acquisitions are implemented.

Results of Operations

Quarters Ended December 24, 2010 and December 25, 2009

The following table presents results of operations, including percentage of net sales:

	Quarters Ended
(Dollars in Millions)	December 24, 2010		December 25, 2009
Net sales	$2,769	100.0%	$2,644	100.0%
Cost of goods sold	1,198	43.3	1,185	44.8

Gross profit	1,571	56.7	1,459	55.2
Selling, general and administrative expenses	861	31.1	820	31.0
Research and development expenses	119	4.3	98	3.7
Restructuring charges	53	1.9	5	0.2
Shareholder settlement income	(11)	(0.4)	—	—

Operating income	549	19.8	536	20.3
Interest expense	(52)	(1.9)	(43)	(1.6)
Interest income	5	0.2	5	0.2
Other income	13	0.5	7	0.3

Income from continuing operations before income taxes	515	18.6	505	19.1
Income tax expense	83	3.0	104	3.9

Income from continuing operations	432	15.6	401	15.2
(Loss) income from discontinued operations, net of income taxes	(5)	(0.2)	11	0.4

Net income	$427	15.4	$412	15.6

Net sales—Our net sales in the first quarter of fiscal 2011 increased $125 million, or 5%, to $2.769 billion, compared with $2.644 billion in the first quarter of fiscal 2010. The increase in net sales was driven by sales growth within our Medical Devices segment, largely attributable to the acquisition of ev3 Inc., partially offset by decreased sales within both our Pharmaceuticals and Medical Supplies segments.

Net sales generated by our businesses in the United States were $1.527 billion and $1.419 billion for the first quarter of fiscal 2011 and 2010, respectively. Our non-U.S. businesses generated net sales of $1.242 billion and $1.225 billion for the first quarter of fiscal 2011 and 2010, respectively. Our business outside the United States accounted for approximately 45% and 46% of our net sales for the first quarter of fiscal 2011 and 2010, respectively.

Net sales by geographic area are shown in the following table:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth (1)
(Dollars in Millions)	December 24, 2010	December 25, 2009
U.S.	$1,527	$1,419	8%	—%	8%
Other Americas	172	167	3	4	(1)
Europe	655	702	(7)	(6)	(1)
Asia-Pacific	415	356	17	7	10

	$2,769	$2,644	5	—	5

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

Costs of goods sold—Cost of goods sold was 43.3% of net sales in the first quarter of fiscal 2011, compared with 44.8% of net sales in the first quarter of fiscal 2010. The decrease in cost of goods sold as a percent of net sales is primarily attributable to a more favorable mix of businesses resulting primarily from acquisitions and divestitures in the prior year, as well as manufacturing cost reductions.

Selling, general and administrative expenses—Selling, general and administrative expenses in the first quarter of fiscal 2011 increased $41 million, or 5.0%, to $861 million, compared with $820 million in the first quarter of fiscal 2010. The increase was primarily due to increased costs, primarily selling and marketing, resulting from recent acquisitions within our Medical Devices segment and, to a lesser extent, recent product launches within our Pharmaceuticals segment.

Research and development expenses—Research and development expense increased $21 million, or 21.4%, to $119 million in the first quarter of fiscal 2011, compared with the first quarter of fiscal 2010. The increase primarily resulted from additional spending within our Medical Devices segment, primarily resulting from recent acquisitions. As a percentage of our net sales, research and development expense was 4.3% and 3.7% for the first quarter of fiscal 2011 and fiscal 2010, respectively.

Restructuring charges—During the first quarter of fiscal 2011, we recorded net restructuring charges of $53 million, comprised of restructuring charges of $63 million, partially offset by changes in estimates of $10 million. The $63 million of restructuring charges primarily related to severance and employee benefit costs incurred under our 2009 program and, to a lesser extent, the cancellation of distributor and supplier agreements and severance costs related to actions associated with recent acquisitions by our Medical Devices segment. In addition, during the first quarter of fiscal 2011, we determined that one of the restructuring actions within our Medical Supplies segment was no longer cost effective. Accordingly, we reversed $10 million of restructuring reserves. During the first quarter of fiscal 2010, we recorded restructuring charges of $5 million.

Shareholder settlement income—As of December 24, 2010, there were no remaining securities lawsuits outstanding. Accordingly, during the first quarter of fiscal 2011, we recorded income of $11 million related to the reversal of our portion of the remaining reserves that had previously been established.

Operating income—In the first quarter of fiscal 2011, operating income increased $13 million to $549 million, compared with operating income of $536 million in the first quarter of fiscal 2010. The increase in operating income for the first quarter of fiscal 2011, compared with the same prior year period was primarily due increased sales volume within our Medical Devices segment, largely attributable to the acquisition of ev3, and the absence of a $33 million legal charge incurred in the prior year to settle an anti-trust case. These increases in operating income were partially offset by increased costs resulting from acquisitions and $48 million of incremental net restructuring charges.

Analysis of Operating Results by Segment

Net sales by segment are shown in the following table:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	December 24, 2010	December 25, 2009
Medical Devices	$1,877	$1,690	11%	—%	11%
Pharmaceuticals	470	511	(8)	(1)	(7)
Medical Supplies	422	443	(5)	(1)	(4)

	$2,769	$2,644	5	—	5

Operating income by segment and as a percentage of segment net sales is shown in the following table:

	Quarters Ended
(Dollars in Millions)	December 24, 2010		December 25, 2009
Medical Devices	$582	31.0%	$529	31.3%
Pharmaceuticals	71	15.1	84	16.4
Medical Supplies	63	14.9	67	15.1

Operating income of reportable segments	716	25.9	680	25.7
Unallocated amounts:
Corporate expenses	(101)		(106)
Restructuring charges	(53)		(5)
Acquisition-related inventory charges(1)	(24)		—
Shareholder settlement income and legal charge	11		(33)

Consolidated operating income	$549		$536

(1)	Amount represents charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition.

Medical Devices

Net sales for Medical Devices by groups of products and by geography are as follows:

	Quarters Ended		Percentage Change	Currency Impact		Operational Growth
(Dollars in Millions)	December 24, 2010	December 25, 2009
Endomechanical Instruments	$568	$551	3%	(1	) %	4%
Soft Tissue Repair Products	221	219	1	(1)		2
Energy Devices	270	240	13	(1)		14
Oximetry & Monitoring Products	205	180	14	(1)		15
Airway & Ventilation Products	186	209	(11)	(1)		(10)
Vascular Products	332	182	82	—		82
Other Products	95	109	(13)	6		(19)

	$1,877	$1,690	11	—		11

U.S.	$849	$681	25%	—%		25%
Non-U.S.	1,028	1,009	2	—		2

	$1,877	$1,690	11	—		11

Net sales for the first quarter of fiscal 2011 increased $187 million to $1.877 billion, compared with $1.690 billion for the first quarter of fiscal 2010. The increase in net sales for the segment was driven by increased sales of Vascular Products, Energy Devices, Oximetry & Monitoring Products and Endomechanical Instruments. The increase in sales for Vascular Products was primarily due to the acquisition of ev3, which resulted in an additional $145 million in net sales for the segment. The increase in Energy Devices sales resulted primarily from higher sales volume of vessel sealing products in the United States and Japan and, to a lesser extent, Europe. The increase in sales for Oximetry & Monitoring Products was primarily driven by higher sales volume of sensors resulting from the prior year acquisitions of Aspect Medical Systems, Inc. and Somanetics Corporation. Finally, the increase in sales of Endomechanical Instruments primarily resulted from higher sales volume of stapling devices in the United States and Japan. These increases in net sales were somewhat offset by a decrease in sales of Airway & Ventilation Products resulting from strong sales in the prior year due to the H1N1 pandemic and a decrease of $13 million due to the divestiture of our oxygen therapy product line, which is included in Other Products.

Operating income for the first quarter of fiscal 2011 increased $53 million to $582 million, compared with $529 million for the first quarter of fiscal 2010. Our operating margin was 31.0% for the quarter ended December 24, 2010, compared with 31.3% for the quarter ended December 25, 2009. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above, partially offset by increased costs related to acquisitions, particularly selling, general and administrative expenses.

Pharmaceuticals

Net sales for Pharmaceuticals by groups of products and by geography are as follows:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	December 24, 2010	December 25, 2009
Specialty Pharmaceuticals	$131	$141	(7)%	—%	(7)%
Active Pharmaceutical Ingredients	84	87	(3)	(1)	(2)
Contrast Products	143	141	1	(1)	2
Radiopharmaceuticals	112	142	(21)	(1)	(20)

	$470	$511	(8)	(1)	(7)

U.S.	$308	$353	(13)%	—%	13%
Non-U.S.	162	158	3	(2)	5

	$470	$511	(8)	(1)	(7)

Net sales for the first quarter of fiscal 2011 decreased $41 million, or 8%, to $470 million, compared with $511 million for the first quarter of fiscal 2010. This decrease primarily resulted from a decline in Radiopharmaceuticals and Specialty Pharmaceuticals net sales. The decrease in Radiopharmaceuticals sales resulted from the divestiture of our nuclear pharmacies within the United States in late May 2010. The decrease in Specialty Pharmaceuticals sales was attributable to a decline in sales of generic pharmaceuticals, resulting from aggressive price competition. Finally, increased sales driven by our new EXALGO® and PENNSAID® branded products were offset by declines in sales of our older branded products resulting from generic competition.

Operating income for the first quarter of fiscal 2011 decreased $13 million to $71 million, compared with $84 million for the first quarter of fiscal 2010. Our operating margin was 15.1% for the first quarter of fiscal 2011, compared with 16.4% for the first quarter of fiscal 2010. The decrease in operating income was primarily due to the decrease in gross profit resulting from the overall segment sales decline discussed above. In addition, the decline in operating income and margin resulted from increased selling and marketing expenses to support our recent product launches and increased research and development expenses, partially offset by decreased legal costs.

Medical Supplies

Net sales for Medical Supplies by groups of products and geography are as follows:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	December 24, 2010	December 25, 2009
Nursing Care Products	$192	$203	(5)%	(1)%	(4)%
Medical Surgical Products	105	107	(2)	(2)	—
SharpSafety Products	74	85	(13)	(1)	(12)
Original Equipment Manufacturer (OEM) Products	51	48	6	(1)	7

	$422	$443	(5)	(1)	(4)

U.S.	$370	$385	(4)%	—%	(4)%
Non-U.S.	52	58	(10)	(7)	(3)

	$422	$443	(5)	(1)	(4)

Net sales for the first quarter of fiscal 2011 decreased $21 million, or 5%, to $422 million, compared with $443 million for the first quarter of fiscal 2010. The decrease in net sales for the segment was driven by a decline in sales of SharpSafety and Nursing Care Products. The sales decrease in SharpSafety Products primarily resulted from stronger sales in the comparative prior year period due to the H1N1 flu pandemic, while the decline in sales of Nursing Care Products was driven by decreased sales of wound care products.

Operating income for the first quarter of fiscal 2011 decreased $4 million to $63 million, compared with $67 million for the first quarter of fiscal 2010. Our operating margin was 14.9% for the first quarter of fiscal 2011, compared with 15.1% for the first quarter of fiscal 2010. The decrease in operating income resulted from overall segment sales performance discussed above and increased raw material costs, partially offset by lower selling, general and administrative expenses resulting primarily from cost reductions.

Corporate

Corporate expense was $101 million for the first quarter of fiscal 2011, compared with $106 million for the first quarter of fiscal 2010.

Non-Operating Items

Interest Expense and Interest Income

During the first quarters of fiscal 2011 and 2010, interest expense was $52 million and $43 million, respectively, and interest income was $5 million in each period. The increase in interest expense in the first quarter of fiscal 2011, compared with the comparative prior year period is due to the issuance of $1.5 billion in senior notes during the fourth quarter of fiscal 2010, partially offset by the repayment of our $250 million 5.2% senior notes upon maturity.

Other Income

During the first quarters of fiscal 2011 and 2010, we recorded other income of $13 million and $7 million, respectively. Each of these amounts include income of $8 million and corresponding increases to our receivable from Tyco International and Tyco Electronics, which reflect 58% of interest and other income taxes payable recorded during each period that will be covered under the Tax Sharing Agreement.

Income Taxes

Income tax expense was $83 million and $104 million on income from continuing operations before income taxes of $515 million and $505 million for the first quarters of fiscal 2011 and 2010, respectively. This resulted in effective tax rates of 16.1% and 20.6% for the first quarters of fiscal 2011 and 2010, respectively. The decrease in the effective tax rate for the first quarter of fiscal 2011, compared to the comparative prior year quarter resulted primarily from an increase in earnings in lower tax jurisdictions, the retroactive reenactment of the U.S. research and development tax credit and the implementation of our tax planning strategies.

Discontinued Operations

In fiscal 2010, we sold our Specialty Chemicals business within our Pharmaceuticals segment, which is included in discontinued operations.

Liquidity and Capital Resources

Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to the capital markets. We believe, however, that our cash balances and other sources of liquidity, primarily our committed credit facility, will be sufficient to allow us to fund operations for the foreseeable future and continue to invest in growth opportunities.

Quarter Ended December 24, 2010 Cash Flow Activity

The net cash provided by operating activities of $209 million was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization. This source of cash was partially offset by a net change in working capital of $408 million, driven largely by the annual payout of cash bonuses in the quarter for performance in the prior year end and, to a lesser extent, the semi-annual payment of interest on our public debt.

The net cash used in investing activities of $96 million was primarily due to capital expenditures of $87 million.

The net cash used in financing activities of $531 million was primarily the result of the repayment of our $250 million 5.2% senior notes upon maturity. In addition, we paid $102 million to repurchase shares, made dividend payments of $99 million and used $92 million to partially repay amounts outstanding under our commercial paper program.

Capitalization

Shareholders’ equity was $9.314 billion, or $18.87 per share, at December 24, 2010, compared with $8.974 billion, or $18.13 per share, at September 24, 2010. Net income of $427 million was partially offset by the repurchase of shares of $102 million.

At December 24, 2010, total debt was $4.360 billion and cash was $1.150 billion, compared with total debt of $4.706 billion and cash of $1.565 billion at September 24, 2010. The decrease in our total debt primarily resulted from the repayment of our $250 million 5.2% senior notes upon maturity and the partial repayment of amounts outstanding under our commercial paper program. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 32% at December 24, 2010, compared with 34% at September 24, 2010.

We are required to maintain an available unused balance under our $1.425 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. At December 24, 2010, we had $305 million of commercial paper outstanding and no amount outstanding under the credit facility.

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Dividends

Dividend payments were $99 million during the first quarter of fiscal 2011. On January 20, 2011, the Board of Directors declared a quarterly cash dividend of $0.20 per share to shareholders of record at the close of business on January 31, 2011. The dividend is payable on February 22, 2011.

Share Repurchases

During the first quarter of fiscal 2011, we purchased approximately 2.3 million shares for $100 million under our $1.0 billion share repurchase program. Since inception of the share repurchase program, we have purchased approximately 8.9 million shares for $350 million. We also repurchase shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and to settle certain option exercises. During the first quarter of fiscal 2011 we spent $2 million to acquire shares in connection with such share-based awards.

Commitments and Contingencies

Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Note 13 to our financial statements and Part II, Item 1- Legal Proceedings provide further information regarding our legal proceedings.

Income Taxes

Our income tax returns are periodically examined by various tax authorities. Open periods for examination include certain periods during which we were a subsidiary of Tyco International. The resolution of the matters arising during periods during which we were a Tyco International subsidiary is subject to the conditions set forth in the Tax Sharing Agreement discussed in note 12 to our consolidated financial statements. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation. We have significant potential tax liabilities related to these periods and have included our best estimate of the amounts which relate to our operations within our current or non-current income taxes payable.

Our income tax returns for years after our separation from Tyco are also periodically under examination. We have potential liabilities related to these income tax returns and have included our best estimate of potential liabilities for these years within our non-current taxes payable. With respect to these potential income tax liabilities from all of these years, we believe that the amounts recorded in our consolidated financial statements as current or non-current taxes payable are adequate.

In accordance with the Tax Sharing Agreement, we share certain contingent liabilities relating to unresolved tax matters of Tyco International for periods prior to the separation, with Covidien assuming 42%, Tyco

International 27% and Tyco Electronics 31% of the total amount. We are the primary obligor to the taxing authorities for $2.028 billion of contingent tax liabilities that are recorded on the consolidated balance sheet at December 24, 2010, $1.432 billion of which relates to periods prior to the separation and which is shared with Tyco International and Tyco Electronics pursuant to the Tax Sharing Agreement. The actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, some of which may not be resolved for several years.

In addition, pursuant to the terms of the Tax Sharing Agreement, we have recorded a current and long-term receivable from Tyco International and Tyco Electronics of $201 million and $531 million, respectively, which are classified as due from former parent and affiliate on our consolidated balance sheet at December 24, 2010. These receivables primarily reflect 58% of our contingent tax liabilities that are subject to the Tax Sharing Agreement. If Tyco International and Tyco Electronics default on their obligations to us under the Tax Sharing Agreement, however, we would be liable for the entire amount of such liabilities.

The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect our income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and Covidien believes that some of these adjustments are likely to be resolved within the next 12 months. With respect to other adjustments, Tyco International has indicated that settlement is unlikely. In the event that Tyco International is unable to resolve these issues in the IRS administrative process, Tyco International will likely contest certain adjustments related to disallowed deductions through litigation. While we believe that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a significant effect on our consolidated financial statements.

In addition, the IRS continues to audit certain of Tyco International’s U.S. federal income tax returns for the years 2001 through 2004. Tyco International and the IRS have entered into settlements related to certain outstanding tax matters arising in this audit cycle, which otherwise remains open and subject to examination and resolution of other matters.

In connection with the settlements of the 1997 through 2000 and 2001 through 2004 audit cycles, we estimate that we will be required to make a payment of approximately $422 million to the IRS, which is included in current income taxes payable on the consolidated balance sheet. Pursuant to the Tax Sharing Agreement, we will receive payments totaling approximately $201 million from Tyco International and Tyco Electronics, which is classified as current and included in due from former parent and affiliate. We will also be required to reimburse Tyco International and Tyco Electronics $108 million for our portion of their settlements.

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

Each reporting period, we evaluate the potential loss which we believe is probable as a result of our commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on our balance sheet, an adjustment will be required to increase the recorded liability to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon release from our obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. A current and non-current liability totaling $716 million relating to these guarantees was included on our consolidated balance sheet at both December 24, 2010 and September 24, 2010.

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

In connection with the sale of our Specialty Chemicals business, we provided the purchaser with an indemnification for various risks, including environmental, health, safety, tax and other matters, some of which have an indefinite term. However, the most significant portion of this indemnification relates to environmental, health and safety matters, which has a term of 17 years. A liability of $22 million relating to this indemnification was included on our consolidated balance sheet as of December 24, 2010. The value of the environmental, health and safety guarantee was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. The maximum future payments we could be required to make under the indemnification provided to the purchaser is $82 million. In addition, we were required to pay $30 million into an escrow account as collateral, which is included in other assets on the consolidated balance sheet.

We have recorded liabilities for known indemnifications included as part of environmental liabilities, which are discussed in note 13 to our consolidated financial statements. In addition, we are liable for product performance; however in the opinion of management, such obligations will not significantly affect our results of operations, financial condition or cash flows.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

We believe that our accounting policies for revenue recognition, inventories, property, plant and equipment, intangible assets, business combinations, goodwill, contingencies, pension and postretirement benefits, guarantees and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010.

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

The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010 and in this Quarterly Report could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We use forward currency exchange contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions that are denominated in certain foreign currencies. Based on a sensitivity analysis of our existing forward contracts outstanding at December 24, 2010, a 10% appreciation of the U.S. dollar from the December 24, 2010 market rates would increase the unrealized value of our forward contracts on our balance sheet by $22 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of forward contracts on our balance sheet by $18 million. However, such gains or losses on these contracts would ultimately be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 24, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on form 10-K for the fiscal year ended September 24, 2010. There were no material developments during the quarter ended December 24, 2010 related to previously described legal proceedings.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
9/25/10 – 10/22/10	—	$—	—	$750,008,081
10/23/10 – 11/26/10	—	$—	—	$750,008,081
11/27/10 – 12/24/10	2,326,700	$42.9779	2,326,700	$650,011,452

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	The following materials from the Covidien plc Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

*	Furnished herewith.

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

Date: February 1, 2011