Form 10-Q
period 2011-03-25
Covidien plc
filed 2011-05-03
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 25, 2011

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

The number of ordinary shares outstanding as of April 27, 2011 was 495,733,388.

COVIDIEN PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF INCOME

Quarters Ended March 25, 2011 and March 26, 2010

(in millions, except per share data)

	Quarters Ended		Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Net sales	$2,801	$2,551	$5,570	$5,195
Cost of goods sold	1,205	1,098	2,403	2,283

Gross profit	1,596	1,453	3,167	2,912
Selling, general and administrative expenses	853	768	1,714	1,588
Research and development expenses	130	114	249	212
Restructuring (credits) charges, net	(2)	26	51	31
Shareholder settlement income	—	—	(11)	—

Operating income	615	545	1,164	1,081
Interest expense	(50)	(43)	(102)	(86)
Interest income	6	6	11	11
Other (expense) income, net	(1)	21	12	28

Income from continuing operations before income taxes	570	529	1,085	1,034
Income tax expense	111	107	194	211

Income from continuing operations	459	422	891	823
(Loss) income from discontinued operations, net of income taxes	(4)	(9)	(9)	2

Net income	$455	$413	$882	$825

Basic earnings per share:
Income from continuing operations	$0.93	$0.84	$1.80	$1.64
(Loss) income from discontinued operations	(0.01)	(0.02)	(0.02)	—
Net income	0.92	0.83	1.78	1.65
Diluted earnings per share:
Income from continuing operations	$0.92	$0.83	$1.79	$1.63
(Loss) income from discontinued operations	(0.01)	(0.02)	(0.02)	—
Net income	0.91	0.82	1.77	1.63
Weighted-average number of shares outstanding:
Basic	494	501	495	500
Diluted	499	506	498	505

Cash dividends declared per ordinary share	$0.40	$0.36	$0.40	$0.36

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

CONSOLIDATED BALANCE SHEETS

At March 25, 2011 and September 24, 2010

(in millions, except share data)

	March 25, 2011	September 24, 2010
Assets
Current Assets:
Cash and cash equivalents	$1,629	$1,565
Accounts receivable trade, less allowance for doubtful accounts of $45 and $73	1,844	1,708
Inventories	1,475	1,381
Prepaid expenses and other current assets	848	841
Due from former parent and affiliate	147	245

Total current assets	5,943	5,740
Property, plant and equipment, net	2,631	2,608
Goodwill	7,692	7,675
Intangible assets, net	2,856	2,949
Due from former parent and affiliate	597	479
Other assets	780	936

Total Assets	$20,499	$20,387

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$5	$255
Accounts payable	564	586
Accrued and other current liabilities	1,488	1,630
Income taxes payable	372	547
Guaranteed contingent tax liabilities	152	108

Total current liabilities	2,581	3,126
Long-term debt	4,241	4,451
Income taxes payable	1,613	1,565
Guaranteed contingent tax liabilities	564	608
Other liabilities	1,695	1,663

Total Liabilities	10,694	11,413
Commitments and contingencies (note 14)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 510,516,185 and 507,245,024 issued	102	101
Ordinary shares held in treasury at cost; 15,189,555 and 12,164,018	(583)	(484)
Additional paid-in capital	6,687	6,563
Retained earnings	3,128	2,444
Accumulated other comprehensive income	471	350

Total Shareholders’ Equity	9,805	8,974

Total Liabilities and Shareholders’ Equity	$20,499	$20,387

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 25, 2011 and March 26, 2010

(in millions)

	Six Months Ended
	March 25, 2011	March 26, 2010
Cash Flows From Operating Activities:
Net income	$882	$825
Loss (income) from discontinued operations, net of income taxes	9	(2)

Income from continuing operations	891	823
Adjustments to reconcile net cash provided by continuing operating activities:
Depreciation and amortization	287	233
Share-based compensation	55	48
Deferred income taxes	26	47
Provision for losses on accounts receivable and inventory	30	27
Change in receivable from former parent and affiliate related to Tax Sharing Agreement	(20)	(27)
Other non-cash items	18	14
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(71)	(32)
Inventories	(107)	(59)
Accounts payable	(28)	14
Income taxes	(12)	69
Accrued and other liabilities	(161)	(196)
Other	(9)	(96)

Net cash provided by continuing operating activities	899	865

Cash Flows From Investing Activities:
Capital expenditures	(167)	(174)
Sale of investments	14	6
Acquisition-related payments, net of cash acquired	—	(189)
Acquisition of licenses and technology	(2)	(70)
Other	(4)	8

Net cash used in continuing investing activities	(159)	(419)

Cash Flows From Financing Activities:
Net repayment of commercial paper	(215)	(1)
Repayment of debt	(254)	(85)
Dividends paid	(198)	(180)
Repurchase of shares	(102)	(53)
Proceeds from exercise of share options	73	89
Other	4	6

Net cash used in continuing financing activities	(692)	(224)

Discontinued Operations:
Net cash provided by discontinued operating activities	—	23
Net cash used in discontinued investing activities	—	(5)

Net cash provided by discontinued operations	—	18

Effect of currency rate changes on cash	16	13

Net increase in cash and cash equivalents	64	253
Cash and cash equivalents at beginning of period	1,565	1,467

Cash and cash equivalents at end of period	$1,629	$1,720

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Basis of Presentation—The accompanying financial statements reflect the consolidated operations of Covidien plc and its subsidiaries (Covidien or the Company). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim results reported. The year-end balance sheet data were derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended September 24, 2010.

2. Discontinued Operations

During the first six months of fiscal 2011 and fiscal 2010, the Company recorded a $5 million and $15 million tax provision in loss on disposition of discontinued operations, respectively, resulting from adjustments to certain income tax liabilities related to the Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses that were sold in fiscal 2006 prior to the Company’s separation from Tyco International Ltd. In addition, during fiscal 2010, the Company sold its Specialty Chemicals business, which was included in discontinued operations. During the quarter ended March 25, 2011, the Company recorded a $4 million charge in discontinued operations for pension settlements related to employees of this business.

Net sales, income from operations and loss on disposition of discontinued operations are as follows:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Net sales	$—	$111	$—	$216

Income from operations, net of income tax provision of $—, $10, $— and $16	$—	$6	$—	$17
Loss on disposition, net of income tax provision of $—, $15, $5 and $15	(4)	(15)	(9)	(15)

(Loss) income from discontinued operations, net of income taxes	$(4)	$(9)	$(9)	$2

3. Restructuring (Credits) Charges, Net

In fiscal 2007 and 2009, the Company launched restructuring programs, designed to improve the Company’s cost structure and to deliver improved operational growth. The Company expects to incur total charges of approximately $200 million under the 2009 program, which are recorded as the specific actions required to execute on these initiatives are identified and approved. As of March 25, 2011, the Company had incurred $145 million of net restructuring charges under the 2009 program since its inception and expects to incur most of the remaining charges by the end of 2011. The 2007 program is substantially completed. These programs exclude restructuring actions associated with acquisitions.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restructuring (credits) charges, net, including associated asset impairments and actions associated with acquisitions, by segment are as follows:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Medical Devices	$(3)	$8	$60	$13
Pharmaceuticals	—	—	—	2
Medical Supplies	—	17	(10)	18
Corporate	1	1	1	(2)

Total restructuring (credits) charges, net	$(2)	$26	$51	$31

Restructuring (credits) charges, net are comprised of the following:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Acquisition-related restructuring actions	$2	$3	$22	$6
2009 program	(3)	23	30	23
2007 program	(1)	—	(1)	2

Total restructuring (credits) charges, net	(2)	26	51	31
Less: asset impairment charges	(1)	—	(2)	(1)

Total charges expected to be settled in cash	$(3)	$26	$49	$30

The following table summarizes cash activity for restructuring reserves related to acquisitions for the six months ended March 25, 2011:

(Dollars in Millions)	Employee Severance and Benefits	Other(1)	Total
Balance at September 24, 2010	$9	$2	$11
Charges	9	13	22
Cash payments	(3)	(9)	(12)

Balance at March 25, 2011	$15	$6	$21

(1)	Substantially all of these amounts relate to the cancellation of distributor and supplier agreements.

The following table summarizes cash activity for restructuring reserves related to the 2009 and 2007 programs, substantially all of which relates to employee severance and benefits, for the six months ended March 25, 2011:

(Dollars in Millions)	2009 Program	2007 Program
Balance at September 24, 2010	$55	$11
Charges	43	—
Changes in estimate	(15)	(1)
Cash payments	(27)	(3)
Currency translation	1	1

Balance at March 25, 2011	$57	$8

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the first six months of fiscal 2011, the Company reversed $15 million of restructuring reserves under the 2009 program, $10 million of which resulted from the determination that one of the restructuring actions within the Medical Supplies segment was no longer cost effective.

Restructuring reserves are reported on the Company’s consolidated balance sheets as follows:

(Dollars in Millions)	March 25, 2011	September 24, 2010
Accrued and other current liabilities	$58	$62
Other liabilities	28	15

Restructuring reserves	$86	$77

4. Other (Expense) Income, Net

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Income under Tax Sharing Agreement (note 13)	$12	$18	$20	$26
(Loss) income on investments, net	(13)	3	(8)	2

Other (expense) income, net	$(1)	$21	$12	$28

Income under Tax Sharing Agreement represents the increase to the receivable from Tyco International and TE Connectivity Ltd. (formerly Tyco Electronics Ltd.). These amounts reflect 58% of the interest and other income tax payable amounts recorded during each period that will be covered under the Tax Sharing Agreement.

5. Earnings Per Share

The weighted-average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

	Quarters Ended		Six Months Ended
(in Millions)	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Basic shares	494	501	495	500
Effect of share options and restricted shares	5	5	3	5

Diluted shares	499	506	498	505

For the quarter and six months ended March 25, 2011, approximately 2 million and 10 million, respectively, of options and restricted share awards were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met. For the quarter and six months ended March 26, 2010 approximately 4 million and 7 million, respectively, of options and restricted share awards were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Comprehensive Income

Comprehensive income was comprised of the following:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Net income	$455	$413	$882	$825
Currency translation	154	(158)	121	(214)
Unrealized gain (loss) on derivatives, net of income taxes	3	(1)	4	—
Change related to benefit plans, net of income taxes	(4)	2	(4)	2

Total comprehensive income	$608	$256	$1,003	$613

7. Inventories

Inventories were comprised of the following at the end of each period:

(Dollars in Millions)	March 25, 2011	September 24, 2010
Purchased materials and manufactured parts	$328	$283
Work in process	336	315
Finished goods	811	783

Inventories	$1,475	$1,381

8. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(Dollars in Millions)	Medical Devices	Pharmaceuticals	Medical Supplies	Total
Goodwill at September 24, 2010	$6,778	$508	$389	$7,675
Currency translation and other	17	—	—	17

Goodwill at March 25, 2011	$6,795	$508	$389	$7,692

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	March 25, 2011		September 24, 2010
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,136	$696	$2,129	$620
Customer relationships	803	87	801	64
Other	338	122	323	110

Total	$3,277	$905	$3,253	$794

Non-Amortizable:
Trademarks	$358		$356
In-process research and development	126		134

Total	$484		$490

Intangible asset amortization expense for the quarters ended March 25, 2011 and March 26, 2010 was $50 million and $27 million, respectively. Intangible asset amortization expense for the six months ended March 25, 2011 and March 26, 2010 was $99 million and $54 million, respectively.

9. Retirement Plans

The net periodic benefit cost for the Company’s defined benefit pension plans was as follows:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Service cost	$6	$5	$11	$10
Interest cost	11	12	22	24
Expected return on plan assets	(11)	(11)	(22)	(21)
Amortization of net actuarial loss	6	6	12	11
Amortization of prior service cost	—	1	—	1
Settlements	6	—	6	—
Curtailments	—	—	2	—

Net periodic benefit cost	$18	$13	$31	$25

The net periodic benefit cost for postretirement benefit plans for the quarters and six months ended March 25, 2011 and March 26, 2010 was not material.

10. Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, which are discussed in note 13.

In disposing of assets or businesses, the Company often provides representations, warranties and indemnities to cover various risks including, unknown damage to the assets, environmental risks involved in the

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In connection with the sale of the Specialty Chemicals business, the Company provided the purchaser with an indemnification for various risks, including environmental, health, safety, tax and other matters, some of which have an indefinite term. However, the most significant portion of this indemnification relates to environmental, health and safety matters, which has a term of 17 years. A liability of $22 million relating to this indemnification was included on the Company’s consolidated balance sheet at both March 25, 2011 and September 24, 2010. The value of the environmental, health and safety guarantee was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. The maximum future payments the Company could be required to make under the indemnification provided to the purchaser is $82 million. In addition, the Company was required to pay $30 million into an escrow account as collateral, which is included in other assets on the consolidated balance sheet.

The Company has recorded liabilities for known indemnifications included as part of environmental liabilities, which are discussed in note 14. In addition, the Company is liable for product performance; however in the opinion of management, such obligations will not significantly affect the Company’s results of operations, financial condition or cash flows.

11. Derivative Instruments

The Company is exposed to certain risks relating to its business operations. Risks that relate to interest rate exposure, foreign exchange exposure and certain commodity price exposures are managed by using derivative instruments. The Company uses interest rate swaps to manage interest rate exposure. Foreign currency option and forward contracts are used to economically manage the foreign exchange exposures of operations outside the United States. Swap contracts on commodities are periodically entered into to manage the price risk associated with forecasted purchases of commodities used in the Company’s manufacturing processes.

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

Interest Rate Exposure

Fair Value Hedges—The Company manages interest rate exposure through the use of interest rate swap transactions with financial institutions acting as principal counterparties to convert a portion of fixed-rate debt to variable-rate debt. These transactions are designated as fair value hedges. During the second quarter of fiscal 2011, the Company entered into interest rate swaps on $300 million principal amount of its 6.0% senior notes due 2017. Under these contracts, the Company receives fixed amounts of interest applicable to the underlying notes and pays a floating amount based upon the three month U.S. Dollar London interbank offered rate. The net gain on the hedged fixed-rate debt attributable to changes in the market interest rates and the offsetting loss on

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the related interest rate swaps included in interest expense for the quarter and six months ended March 25, 2011 were insignificant, as was the fair value of the interest rate swaps at the end of the period.

Cash Flow Hedges—During fiscal 2007, Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary of the Company, entered into a series of forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of fixed rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated in fiscal 2007 and fiscal 2008 prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective, accordingly, the loss that resulted upon termination of the rate locks was recorded in accumulated other comprehensive income and is being reclassified to interest expense over the terms of the notes. As of March 25, 2011 and September 24, 2010, the amount of this loss that remained in accumulated other comprehensive income was $47 million and $49 million, respectively.

Foreign Exchange Exposure

Derivatives not Designated as Hedging Instruments—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro and yen, as well as approximately 20 other currencies. The Company generally manages its exposure for forecasted transactions for the upcoming twelve months. All forward and option contracts are recorded on the balance sheet at fair value. At March 25, 2011, the Company had foreign currency forward and option contracts outstanding with a notional amount of $778 million. These contracts do not meet the necessary criteria to qualify for hedge accounting. Accordingly, all associated changes in fair value are recognized in earnings.

The net (loss) gain on foreign exchange forward and option contracts not designated as hedging instruments and related hedged items are included in the following income statement captions in the amounts shown:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Cost of goods sold	$(10)	$13	$(10)	$15
Selling, general and administrative expenses	(2)	(2)	(5)	(9)

	$(12)	$11	$(15)	$6

The fair value of foreign exchange forward and option contracts not designated as hedging instruments are included in the following balance sheet captions in the amounts shown:

(Dollars in Millions)	March 25, 2011	September 24, 2010
Derivative Assets:
Prepaid expenses and other current assets	$20	$16

Derivative Liabilities:
Prepaid expenses and other current assets	$4	$4
Accrued and other current liabilities	29	20

	$33	$24

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Financial Instruments and Fair Value Measurements

The following table provides a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at March 25, 2011:

(Dollars in Millions)	March 25, 2011	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency contracts	$20	$—	$20	$—
Debt and equity securities held in rabbi trust	35	26	9	—

Total assets at fair value	$55	$26	$29	$—

Liabilities
Foreign currency contracts	$33	$—	$33	$—
Deferred compensation liabilities	96	—	96	—
Contingent payments	75	—	—	75

Total liabilities at fair value	$204	$—	$129	$75

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

Contingent payments—In connection with the acquisition of ev3, the Company assumed an agreement to pay milestone-based contingent payments of up to $75 million upon the U.S. Food and Drug Administration pre-market approval of the Pipeline® Embolization Device. The fair value of the contingent payments was measured based on the probability-weighted present value of the consideration expected to be transferred. The changes in the fair value shown in the following reconciliation are included in selling, general and administrative expenses:

(Dollars in Millions)	Total
Fair value at September 24, 2010	$71
Change in fair value	2

Fair value at December 24, 2010	73
Change in fair value	2

Fair value at March 25, 2011	$75

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, amounts due from former parent and affiliate, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, investments and accounts payable approximated their carrying values at March 25, 2011 and September 24, 2010. The fair value of the Company’s unsecured senior notes was approximately $4.307 billion and $4.627 billion at March 25, 2011 and September 24, 2010, respectively. The carrying value of the senior notes was $4.000 billion and $4.250 billion at March 25, 2011 and September 24, 2010, respectively. It is not practicable to estimate the fair value of the amounts due to or from former parent and affiliate.

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

Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company’s large number of customers and their diversity across many geographic areas. A portion of the

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company’s trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies. The Company continually evaluates all government receivables, particularly in Greece, Spain, Italy, Portugal and other parts of Western Europe for potential collection risks associated with the availability of government funding and reimbursement practices.

The most significant payment delays the Company has experienced relate to accounts receivable associated with the national healthcare system in Greece. During the second quarter of fiscal 2011, the Company received $98 million in non-interest bearing government bonds from the Greek government to satisfy debts it had incurred from 2007 to 2009. The Company sold substantially all of these bonds for proceeds of $70 million during the second quarter of fiscal 2011. As a result of these transactions, the Company recorded a $4 million gain, net of the reserves that had previously been established on the related receivables.

13. Transactions with Former Parent and Affiliate

Separation and Distribution Agreement—On June 29, 2007, the Company entered into a Separation and Distribution Agreement with Tyco International and TE Connectivity. Under this agreement, subject to certain exceptions contained in the Tax Sharing Agreement, Covidien, Tyco International and TE Connectivity assumed 42%, 27% and 31%, respectively, of certain of Tyco International’s contingent and other corporate liabilities, primarily consolidated securities litigation and any actions with respect to the separation brought by any third party. These contingent and other corporate liabilities do not include liabilities that specifically relate to one of the three separated companies, which were allocated solely to the relevant company.

Tax Sharing Agreement—On June 29, 2007, the Company entered into a Tax Sharing Agreement, under which the Company shares responsibility for certain of its, Tyco International’s and TE Connectivity’s income tax liabilities for periods prior to the separation. Covidien, Tyco International and TE Connectivity share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation. All costs and expenses associated with the management of these tax liabilities are being shared equally among the parties. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement.

All the tax liabilities of Tyco International that were associated with the Company’s business became Covidien’s tax liabilities following the separation. Although Covidien shares certain of these tax liabilities with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement, Covidien is primarily liable for all of these liabilities. Accordingly, if Tyco International and TE Connectivity default on their obligations to Covidien under the Tax Sharing Agreement, Covidien would be liable for the entire amount of these liabilities.

If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party’s fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and be required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of the Company’s agreed upon share of its, Tyco International’s and TE Connectivity’s tax liabilities.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has used available information to develop its best estimates for certain assets and liabilities related to periods prior to separation, including amounts subject to or impacted by the provisions of the Tax Sharing Agreement. Although the Company believes its estimates are adequate, the outcome of any potential litigation is uncertain and could result in a significant increase in its liability for taxes arising prior to June 29, 2007. The actual amounts that Covidien may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years, especially if certain matters are litigated. Final determination of the balances will be made in subsequent periods, primarily related to certain pre-separation tax liabilities and tax years open for examination. These balances will also be impacted by the filing of final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien and/or TE Connectivity legal entities for periods prior to the separation.

At March 25, 2011, the Company is the primary obligor to the taxing authorities for $1.985 billion of contingent tax liabilities that are recorded on the consolidated balance sheet, of which $1.453 billion relates to periods prior to the separation and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. At September 24, 2010, the Company was the primary obligor to the taxing authorities for $1.986 billion of contingent tax liabilities that were recorded on the consolidated balance sheet.

Income Tax Receivables—The Company has a current and non-current receivable from Tyco International and TE Connectivity totaling $744 million and $724 million at March 25, 2011 and September 24, 2010, respectively. This receivable, which reflects 58% of the contingent tax liabilities that are subject to the Tax Sharing Agreement, is classified as due from former parent and affiliate on the consolidated balance sheets. Adjustments to this receivable are recorded in other (expense) income, net.

Guaranteed Tax Liabilities—The Company has certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, primarily related to certain contingent tax liabilities. A current and non-current liability totaling $716 million relating to these guarantees was included on the Company’s consolidated balance sheet at both March 25, 2011 and September 24, 2010.

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

Antitrust Litigation

The Company was involved in an antitrust case with Natchitoches Parish Hospital Service District in which Natchitoches Parish Hospital alleged anticompetitive conduct by the Company in violation of federal antitrust laws. During the second quarter of fiscal 2010, the Company paid $32.5 million to resolve all claims in this case. Accordingly, the Company recorded a $32.5 million legal charge in selling, general and administrative expenses during the six months ended March 26, 2010.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Products Liability Litigation

Mallinckrodt Inc., a subsidiary of the Company, is one of four manufacturers of gadolinium-based contrast agents involved in litigation alleging that administration of these agents causes development of a recently identified disease, nephrogenic systemic fibrosis, in a small number of patients with advanced renal impairment. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of Ohio and cases in various state courts. Generally, complaints allege design and manufacturing defects, failure to warn, breach of warranty, fraud and violations of various state consumer protection laws. The Company believes that it has meritorious defenses to these complaints and will vigorously defend against them. When appropriate, the Company settles cases. As of March 25, 2011, there were approximately 50 cases pending in which the plaintiff has either documented or specifically alleged use of the Company’s Optimark™ product. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, the Company believes that the final resolution of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of March 25, 2011, there were approximately 11,200 asbestos liability cases pending against Mallinckrodt.

The Company estimates pending asbestos claims and claims that were incurred but not reported, as well as related insurance recoveries. The Company’s estimate of its liability for pending and future claims is based on claims experience over the past five years and covers claims either currently filed or expected to be filed over the next seven years. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on its results of operations, financial condition or cash flows.

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 25, 2011, the Company concluded

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

that it was probable that it would incur remedial costs in the range of $184 million to $314 million. As of March 25, 2011, the Company concluded that the best estimate within this range was $190 million, of which $17 million was included in accrued and other current liabilities and $173 million was included in other liabilities on the consolidated balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

Mallinckrodt LLC, a subsidiary of the Company, is a successor to a company which owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982. Mallinckrodt is responsible for the costs of completing an environmental site investigation required by the United States Environmental Protection Agency (EPA) and the Maine Department of Environmental Protection (MDEP). Based on the site investigation, Mallinckrodt submitted a Corrective Measures Study plan and identified a preferred alternative which was submitted to the EPA and MDEP for approval in 2004. MDEP disagreed with the proposed alternative and served a compliance order on Mallinckrodt LLC (now known as Mallinckrodt US LLC) and United States Surgical Corporation in December 2008. The compliance order included a directive to remove a significant volume of soils at the site. On December 19, 2008, Mallinckrodt filed an appeal with the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order. A hearing before the Maine Board began on January 25, 2010 and concluded on February 4, 2010. On August 19, 2010, the Maine Board modified the MDEP order and issued a final order requiring removal of two landfills, capping of the remaining three landfills, installation of a groundwater extraction system and long-term monitoring of the site and the three remaining landfills.

On September 17, 2010, Mallinckrodt appealed the final order issued by the Maine Board in Maine Superior Court. On appeal Mallinckrodt has requested that the Superior Court invalidate the Maine Board’s final order in its entirety or in the alternative, reverse or modify the final order to eliminate the requirements that Mallinckrodt remove one of the two landfills and recap the remaining three landfills. Mallinckrodt also appealed certain administrative requirements of the final order. The Company has assessed the status of this matter and has concluded that it is more likely than not that the Maine Board’s final order will be either invalidated, reversed or modified, and, further, intends to vigorously pursue all available means to achieve such result.

As of March 25, 2011, the Company estimates that the cost to comply with these proposed remediation alternatives at this site ranges from $97 million to $165 million. These amounts are included in the range of aggregate environmental remediation costs described above. However, there are still significant uncertainties in the outcome of the pending litigation, and the Company continues to disagree with the level of remediation outlined in the Maine Board’s final order.

The Company has also recorded asset retirement obligations (AROs) for the estimated future costs primarily associated with legal obligations to decommission two facilities within the Pharmaceuticals segment. As of March 25, 2011 and September 24, 2010, the Company’s AROs were $82 million and $79 million, respectively. The increase in the AROs during the first six months of fiscal 2011 resulted from interest accretion and foreign currency translation. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tyco International Legal Proceedings

As discussed in note 13, pursuant to the Separation and Distribution Agreement, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities, including potential liabilities related to certain of Tyco International’s outstanding litigation matters. As of March 25, 2011, there were no remaining securities lawsuits outstanding. Accordingly, during the first six months of fiscal 2011, the Company recorded income of $11 million related to the reversal of its portion of the remaining reserves that had previously been established.

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

The U.S. Internal Revenue Service (IRS) has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS which affect all three of the companies and which are likely to be resolved within the next 12 months. With respect to other adjustments, Tyco International has indicated that settlement is unlikely. In the event that Tyco International is unable to resolve these issues in the IRS administrative process, Tyco International will likely contest certain adjustments related to disallowed deductions through litigation. While Covidien believes that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities discussed in note 13 related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a significant effect on Covidien’s consolidated financial statements.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the settlements of the 1997 through 2000 and 2001 through 2004 U.S. audit cycles and other non-U.S. audits, the Company estimates that it will be required to make a payment of approximately $377 million, net of refunds, in fiscal 2011, which is included in current income taxes payable on the consolidated balance sheet. However, pursuant to the Tax Sharing Agreement, Covidien will receive payments totaling approximately $147 million from Tyco International and TE Connectivity, which is included in due from former parent and affiliate on the consolidated balance sheet. Covidien will also be required to reimburse Tyco International and TE Connectivity its portion of their settlements, which is estimated to be $152 million and is included in guaranteed contingent tax liabilities on the consolidated balance sheet.

The resolution of issues arising from the 1997 through 2000 and 2001 through 2004 U.S. audit cycles and other non-U.S. audits, as well as other settlements or statute of limitations expirations, could result in a significant change in our unrecognized tax benefits. The Company estimates that within the next 12 months, its gross uncertain tax positions, exclusive of interest, could decrease by as much as $806 million as a result of such settlements or statute expirations.

15. Segment Data

Selected information by business segment is as follows:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Net sales(1) :
Medical Devices	$1,877	$1,622	$3,754	$3,312
Pharmaceuticals	490	508	960	1,019
Medical Supplies	434	421	856	864

	$2,801	$2,551	$5,570	$5,195

Operating income:
Medical Devices	$582	$508	$1,164	$1,037
Pharmaceuticals	86	101	157	185
Medical Supplies	59	71	122	138

Operating income of reportable segments	727	680	1,443	1,360
Unallocated amounts:
Corporate expenses	(106)	(109)	(207)	(215)
Restructuring credits (charges), net	2	(26)	(51)	(31)
Acquisition-related inventory charges(2)	(8)	—	(32)	—
Shareholder settlement income and legal charge	—	—	11	(33)

Consolidated operating income	$615	$545	$1,164	$1,081

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.
(2)	Amount represents charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Quarter Ended March 25, 2011

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,801	$—	$2,801
Cost of goods sold	—	—	—	1,205	—	1,205

Gross profit	—	—	—	1,596	—	1,596
Selling, general and administrative expenses	4	—	1	848	—	853
Research and development expenses	—	—	—	130	—	130
Restructuring credits, net	—	—	—	(2)	—	(2)

Operating (loss) income	(4)	—	(1)	620	—	615
Interest expense	—	—	(52)	2	—	(50)
Interest income	—	—	—	6	—	6
Other expense, net	—	—	—	(1)	—	(1)
Equity in net income of subsidiaries	474	475	369	—	(1,318)	—
Intercompany interest and fees	(24)	(1)	159	(134)	—	—

Income from continuing operations before income taxes	446	474	475	493	(1,318)	570
Income tax (benefit) expense	(9)	—	—	120	—	111

Income from continuing operations	455	474	475	373	(1,318)	459
Loss from discontinued operations, net of income taxes	—	—	—	(4)	—	(4)

Net income	$455	$474	$475	$369	$(1,318)	$455

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Quarter Ended March 26, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,551	$—	$2,551
Cost of goods sold	—	—	—	1,098	—	1,098

Gross profit	—	—	—	1,453	—	1,453
Selling, general and administrative expenses	4	—	1	763	—	768
Research and development expenses	—	—	—	114	—	114
Restructuring charges	—	—	—	26	—	26

Operating (loss) income	(4)	—	(1)	550	—	545
Interest expense	—	—	(43)	—	—	(43)
Interest income	—	—	—	6	—	6
Other income	—	—	—	21	—	21
Equity in net income of subsidiaries	435	436	464	—	(1,335)	—
Intercompany interest and fees	(18)	(1)	16	3	—	—

Income from continuing operations before income taxes	413	435	436	580	(1,335)	529
Income tax expense	—	—	—	107	—	107

Income from continuing operations	413	435	436	473	(1,335)	422
Loss from discontinued operations, net of income taxes	—	—	—	(9)	—	(9)

Net income	$413	$435	$436	$464	$(1,335)	$413

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended March 25, 2011

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$5,570	$—	$5,570
Cost of goods sold	—	—	—	2,403	—	2,403

Gross profit	—	—	—	3,167	—	3,167
Selling, general and administrative expenses	7	—	1	1,706	—	1,714
Research and development expenses	—	—	—	249	—	249
Restructuring charges, net	—	—	—	51	—	51
Shareholder settlement income	—	—	—	(11)	—	(11)

Operating (loss) income	(7)	—	(1)	1,172	—	1,164
Interest expense	—	—	(104)	2	—	(102)
Interest income	—	—	—	11	—	11
Other income, net	—	—	—	12	—	12
Equity in net income of subsidiaries	941	943	732	—	(2,616)	—
Intercompany interest and fees	(61)	(2)	316	(253)	—	—

Income from continuing operations before income taxes	873	941	943	944	(2,616)	1,085
Income tax (benefit) expense	(9)	—	—	203	—	194

Income from continuing operations	882	941	943	741	(2,616)	891
Loss from discontinued operations, net of income taxes	—	—	—	(9)	—	(9)

Net income	$882	$941	$943	$732	$(2,616)	$882

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended March 26, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$5,195	$—	$5,195
Cost of goods sold	—	—	—	2,283	—	2,283

Gross profit	—	—	—	2,912	—	2,912
Selling, general and administrative expenses	7	—	1	1,580	—	1,588
Research and development expenses	—	—	—	212	—	212
Restructuring charges	—	—	—	31	—	31

Operating (loss) income	(7)	—	(1)	1,089	—	1,081
Interest expense	—	—	(86)	—	—	(86)
Interest income	—	—	—	11	—	11
Other income	—	—	—	28	—	28
Equity in net income of subsidiaries	879	881	936	—	(2,696)	—
Intercompany interest and fees	(47)	(2)	32	17	—	—

Income from continuing operations before income taxes	825	879	881	1,145	(2,696)	1,034
Income tax expense	—	—	—	211	—	211

Income from continuing operations	825	879	881	934	(2,696)	823
Income from discontinued operations, net of income taxes	—	—	—	2	—	2

Net income	$825	$879	$881	$936	$(2,696)	$825

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

At March 25, 2011

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$—	$261	$1,367	$—	$1,629
Accounts receivable trade, net	—	—	—	1,844	—	1,844
Inventories	—	—	—	1,475	—	1,475
Intercompany receivable	11	198	—	21	(230)	—
Prepaid expenses and other current assets	3	—	1	844	—	848
Due from former parent and affiliate	—	—	—	147	—	147

Total current assets	15	198	262	5,698	(230)	5,943
Property, plant and equipment, net	1	—	—	2,630	—	2,631
Goodwill	—	—	—	7,692	—	7,692
Intangible assets, net	—	—	—	2,856	—	2,856
Due from former parent and affiliate	—	—	—	597	—	597
Investment in subsidiaries	10,948	11,365	10,218	—	(32,531)	—
Intercompany loans receivable	—	94	10,520	5,396	(16,010)	—
Other assets	—	—	21	759	—	780

Total Assets	$10,964	$11,657	$21,021	$25,628	$(48,771)	$20,499

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$—	$5	$—	$5
Accounts payable	1	—	—	563	—	564
Intercompany payable	20	—	—	210	(230)	—
Accrued and other current liabilities	100	—	84	1,304	—	1,488
Income taxes payable	—	—	—	372	—	372
Guaranteed contingent tax liabilities	—	—	—	152	—	152

Total current liabilities	121	—	84	2,606	(230)	2,581
Long-term debt	—	—	4,175	66	—	4,241
Income taxes payable	—	—	—	1,613	—	1,613
Guaranteed contingent tax liabilities	—	—	—	564	—	564
Intercompany loans payable	1,038	709	5,396	8,867	(16,010)	—
Other liabilities	—	—	1	1,694	—	1,695

Total Liabilities	1,159	709	9,656	15,410	(16,240)	10,694
Shareholders’ Equity	9,805	10,948	11,365	10,218	(32,531)	9,805

Total Liabilities and Shareholders’ Equity	$10,964	$11,657	$21,021	$25,628	$(48,771)	$20,499

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 25, 2011

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(9)	$(1)	$210	$699	$—	$899

Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(167)	—	(167)
Sale of investments	—	—	—	14	—	14
Acquisition of licenses and technology	—	—	—	(2)		(2)
Net increase in intercompany loans	—	—	(373)	—	373	—
Other	—	—	—	(4)	—	(4)

Net cash used in continuing investing activities	—	—	(373)	(159)	373	(159)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(215)	—	—	(215)
Repayment of debt	—	—	(250)	(4)	—	(254)
Dividends paid	(198)	—	—	—	—	(198)
Repurchase of shares	(102)	—	—	—	—	(102)
Proceeds from exercise of share options	73	—	—	—	—	73
Net intercompany loan borrowings	203	1	—	169	(373)	—
Intercompany dividend received (paid)	—	—	490	(490)	—	—
Other	33	—	—	(29)	—	4

Net cash provided by (used in) continuing financing activities	9	1	25	(354)	(373)	(692)

Effect of currency rate changes on cash	—	—	—	16	—	16

Net (decrease) increase in cash and cash equivalents	—	—	(138)	202	—	64
Cash and cash equivalents at beginning of period	1	—	399	1,165	—	1,565

Cash and cash equivalents at end of period	$1	$—	$261	$1,367	$—	$1,629

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 26, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(34)	$(4)	$(52)	$955	$—	$865

Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(174)	—	(174)
Sale of investments	—	—	—	6	—	6
Acquisition-related payments, net of cash acquired	—	—	—	(189)	—	(189)
Acquisition of licenses and technology	—	—	—	(70)	—	(70)
Net increase in intercompany loans	—	—	(7,263)	—	7,263	—
Other	—	—	—	8	—	8

Net cash used in continuing investing activities	—	—	(7,263)	(419)	7,263	(419)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(1)	—	—	(1)
Repayment of debt	—	—	—	(85)	—	(85)
Dividends paid	(180)	—	—	—	—	(180)
Repurchase of shares	(53)	—	—	—	—	(53)
Proceeds from exercise of share options	89	—	—	—	—	89
Net intercompany loan borrowings	148	4	—	7,111	(7,263)	—
Intercompany dividend received (paid)	—	—	7,353	(7,353)	—	—
Other	29	—	—	(23)	—	6

Net cash provided by (used in) continuing financing activities	33	4	7,352	(350)	(7,263)	(224)

Discontinued Operations:
Net cash provided by discontinued operating activities	—	—	—	23	—	23
Net cash used in discontinued investing activities	—	—	—	(5)	—	(5)

Net cash provided by discontinued operations	—	—	—	18	—	18

Effect of currency rate changes on cash	—	—	—	13	—	13

Net (decrease) increase in cash and cash equivalents	(1)	—	37	217	—	253
Cash and cash equivalents at beginning of period	1	—	135	1,331	—	1,467

Cash and cash equivalents at end of period	$—	$—	$172	$1,548	$—	$1,720

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in both our Annual Report on Form 10-K for the fiscal year ended September 24, 2010 and in this Quarterly Report.

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

Restructuring Initiative

In fiscal 2009, we launched a restructuring program designed to improve our cost structure. This program includes actions across all three segments as well as corporate. We expect to incur total charges of approximately $200 million under this program, which are recorded as the specific actions required to execute on these initiatives are identified and approved. The anticipated expenditures primarily relate to employee severance and benefits. As of March 25, 2011, we had incurred $145 million of net restructuring charges under the 2009 program since its inception and expect to incur most of the remaining charges by the end of 2011. This program excludes restructuring actions associated with acquisitions. In addition to continuing to incur charges under the 2009 program, we also expect to incur additional charges as restructuring actions stemming from our recent acquisitions are implemented.

Results of Operations

Quarters and Six Months Ended March 25, 2011 and March 26, 2010

The following table presents results of operations, including percentage of net sales:

	Quarters Ended				Six Months Ended
(Dollars in Millions)	March 25, 2011		March 26, 2010		March 25, 2011		March 26, 2010
Net sales	$2,801	100.0%	$2,551	100.0%	$5,570	100.0%	$5,195	100.0%
Cost of goods sold	1,205	43.0	1,098	43.0	2,403	43.1	2,283	43.9

Gross profit	1,596	57.0	1,453	57.0	3,167	56.9	2,912	56.1
Selling, general and administrative expenses	853	30.5	768	30.1	1,714	30.8	1,588	30.6
Research and development expenses	130	4.6	114	4.5	249	4.5	212	4.1
Restructuring (credits) charges, net	(2)	(0.1)	26	1.0	51	0.9	31	0.6
Shareholder settlement income	—	—	—	—	(11)	(0.2)	—	—

Operating income	615	22.0	545	21.4	1,164	20.9	1,081	20.8
Interest expense	(50)	(1.8)	(43)	(1.7)	(102)	(1.8)	(86)	(1.7)
Interest income	6	0.2	6	0.2	11	0.2	11	0.2
Other (expense) income, net	(1)	—	21	0.8	12	0.2	28	0.5

Income from continuing operations before income taxes	570	20.3	529	20.7	1,085	19.5	1,034	19.9
Income tax expense	111	4.0	107	4.2	194	3.5	211	4.1

Income from continuing operations	459	16.4	422	16.5	891	16.0	823	15.8
(Loss) income from discontinued operations, net of income taxes	(4)	(0.1)	(9)	(0.4)	(9)	(0.2)	2	—

Net income	$455	16.2	$413	16.2	$882	15.8	$825	15.9

Net sales—Our net sales in the second quarter of fiscal 2011 increased $250 million, or 10%, to $2.801 billion, compared with $2.551 billion in the second quarter of fiscal 2010. Our net sales in the first six months of fiscal 2011 increased $375 million, or 7%, to $5.570 billion, compared with $5.195 billion in the first six months of fiscal 2010. Favorable currency exchange rate fluctuations resulted in increases in net sales of $35 million and $24 million for the second quarter and first six months of fiscal 2011, respectively. The remaining increase in net sales for both periods were driven by sales growth within our Medical Devices segment, largely attributable to the acquisition of ev3 Inc., partially offset by decreased sales within our Pharmaceuticals segment, primarily resulting from the divestiture of our nuclear pharmacies within the United States in the third quarter of fiscal 2010.

Net sales generated by our businesses in the United States were $1.546 billion and $1.390 billion for the second quarter of fiscal 2011 and 2010, respectively, and $3.073 billion and $2.809 billion for the first six months of fiscal 2011 and 2010, respectively. Our non-U.S. businesses generated net sales of $1.255 billion and $1.161 billion for the second quarter of fiscal 2011 and 2010, respectively, and $2.497 billion and $2.386 billion for the first six months of fiscal 2011 and 2010, respectively. Our business outside the United States accounted for approximately 45% and 46% of our net sales for both fiscal 2011 and 2010 periods, respectively. Japan represented approximately 9% of our net sales for both the second quarter and first six months of fiscal 2011. Our results of operations for these periods were not adversely impacted by the natural disasters that recently occurred in this country.

Net sales by geographic area are shown in the following tables:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth (1)
(Dollars in Millions)	March 25, 2011	March 26, 2010
U.S.	$1,546	$1,390	11%	—%	11%
Other Americas	174	156	12	6	6
Europe	672	668	1	—	1
Asia-Pacific	409	337	21	8	13

	$2,801	$2,551	10	2	8

	Six Months Ended		Percentage Change	Currency Impact	Operational Growth (1)
(Dollars in Millions)	March 25, 2011	March 26, 2010
U.S.	$3,073	$2,809	9%	—%	9%
Other Americas	346	323	7	5	2
Europe	1,327	1,370	(3)	(3)	—
Asia-Pacific	824	693	19	8	11

	$5,570	$5,195	7	—	7

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

Cost of goods sold—Cost of goods sold was 43.0% and 43.1% of net sales in the second quarter and first six months of fiscal 2011, respectively, compared with 43.0% and 43.9% of net sales in the second quarter and first six months of fiscal 2010, respectively. The decrease in cost of goods sold as a percent of net sales for the first six months of fiscal 2011 compared to the comparative prior year period was primarily attributable to a more favorable mix of businesses resulting primarily from acquisitions and divestitures in the prior year, as well as manufacturing cost reductions. This decrease was partially offset by $32 million of charges in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon the acquisition of ev3 and increased raw material prices.

Selling, general and administrative expenses—Selling, general and administrative expenses in the second quarter of fiscal 2011 increased $85 million, or 11.1%, to $853 million, compared with $768 million in the second quarter of fiscal 2010. Selling, general and administrative expenses in the first six months of fiscal 2011 increased $126 million, or 7.9%, to $1.714 billion, compared with $1.588 billion in the first six months of fiscal 2010. The increases in selling, general and administrative expenses for both fiscal 2011 periods were primarily due to increased costs, primarily selling and marketing, resulting from recent acquisitions within our Medical Devices segment and, to a lesser extent, recent product launches within our Pharmaceuticals segment.

Research and development expenses—Research and development expense increased $16 million, or 14.0%, to $130 million in the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010, and increased $37 million, or 17.5%, to $249 million in the first six months of fiscal 2011, compared with the same prior year period. These increases primarily resulted from additional spending within our Medical Devices segment, primarily resulting from recent acquisitions and, to a lesser extent, increased spending within our

Pharmaceuticals segment. As a percentage of our net sales, research and development expense was 4.6% and 4.5% for the second quarter and first six months of fiscal 2011, respectively, compared with 4.5% and 4.1% for the second quarter and first six months of fiscal 2010, respectively.

Restructuring (credits) charges, net—During the second quarter and first six months of fiscal 2011, we recorded net restructuring (credits) charges, net of $(2) million and $51 million, respectively. The charges recorded during the first six months of fiscal 2011 primarily related to severance and employee benefit costs incurred under our 2009 program and, to a lesser extent, the cancellation of distributor and supplier agreements and severance costs related to actions associated with recent acquisitions by our Medical Devices segment. In addition, during the first six months of fiscal 2011, we reversed $15 million of restructuring reserves under our 2009 program, $10 million of which resulted from the determination that one of the restructuring actions within our Medical Supplies segment was no longer cost effective. During the second quarter and first six months of fiscal 2010, we recorded restructuring charges of $26 million and $31 million, respectively, primarily related to severance costs within our Medical Devices and Medical Supplies segments.

Shareholder settlement income—During fiscal 2011, the remaining securities lawsuits were resolved. Accordingly, during the first six months of fiscal 2011, we recorded income of $11 million related to the reversal of our portion of the remaining reserves that had previously been established.

Operating income—In the second quarter of fiscal 2011, operating income increased $70 million to $615 million, compared with operating income of $545 million in the second quarter of fiscal 2010. The increase in operating income for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 was primarily due to increased sales volume within our Medical Devices segment, largely attributable to the acquisition of ev3 and a $28 million decrease in net restructuring charges, partially offset by increased costs resulting from acquisitions.

In the first six months of fiscal 2011, operating income increased $83 million to $1.164 billion, compared with operating income of $1.081 billion in the first six months of fiscal 2010. The increase in operating income for the first six months of fiscal 2011 compared to the comparative prior year period was primarily due to increased sales volume within our Medical Devices segment, largely attributable to the acquisition of ev3 and the absence of a $33 million legal charge incurred in the prior year to settle an anti-trust case. These increases in operating income were partially offset by increased costs resulting from acquisitions and $20 million of incremental net restructuring charges.

Analysis of Operating Results by Segment

Net sales by segment are shown in the following tables:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	March 25, 2011	March 26, 2010
Medical Devices	$1,877	$1,622	16%	2%	14%
Pharmaceuticals	490	508	(4)	—	(4)
Medical Supplies	434	421	3	—	3

	$2,801	$2,551	10	2	8

	Six Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	March 25, 2011	March 26, 2010
Medical Devices	$3,754	$3,312	13%	1%	12%
Pharmaceuticals	960	1,019	(6)	—	(6)
Medical Supplies	856	864	(1)	(1)	—

	$5,570	$5,195	7	—	7

Operating income by segment and as a percentage of segment net sales is shown in the following table:

	Quarters Ended				Six Months Ended
(Dollars in Millions)	March 25, 2011		March 26, 2010		March 25, 2011		March 26, 2010
Medical Devices	$582	31.0%	$508	31.3%	$1,164	31.0%	$1,037	31.3%
Pharmaceuticals	86	17.6	101	19.9	157	16.4	185	18.2
Medical Supplies	59	13.6	71	16.9	122	14.3	138	16.0

Operating income of reportable segments	727	26.0	680	26.7	1,443	25.9	1,360	26.2
Unallocated amounts:
Corporate expenses	(106)		(109)		(207)		(215)
Restructuring credits (charges), net	2		(26)		(51)		(31)
Acquisition-related inventory charges(1)	(8)		—		(32)		—
Shareholder settlement income and legal charge	—		—		11		(33)

Consolidated operating income	$615		$545		$1,164		$1,081

(1)	Amount represents charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition.

Medical Devices

Net sales for Medical Devices by groups of products and by geography for the second quarter of fiscal 2011 and 2010 were as follows:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	March 25, 2011	March 26, 2010
Endomechanical Instruments	$557	$520	7%	2%	5%
Soft Tissue Repair Products	220	213	3	1	2
Energy Devices	283	241	17	2	15
Oximetry & Monitoring Products	211	194	9	1	8
Airway & Ventilation Products	185	198	(7)	1	(8)
Vascular Products	333	164	103	3	100
Other Products	88	92	(4)	4	(8)

	$1,877	$1,622	16	2	14

U.S.	$839	$669	25%	—%	25%
Non-U.S.	1,038	953	9	4	5

	$1,877	$1,622	16	2	14

Net sales for the second quarter of fiscal 2011 increased $255 million to $1.877 billion, compared with $1.622 billion for the second quarter of fiscal 2010. Favorable currency exchange fluctuations positively impacted net sales for the segment by $33 million. The remaining increase in net sales for the segment was driven by increased sales of Vascular Products, Energy Devices and Endomechanical Instruments. The increase in sales for Vascular Products was primarily due to the acquisition of ev3, which resulted in an additional $147 million in net sales for the segment. The increase in Energy Devices sales resulted primarily from higher sales volume of vessel sealing products in the United States and Europe and, to a lesser extent, Japan. The increase in sales of Endomechanical Instruments primarily resulted from higher sales volume of stapling devices primarily in the United States. Finally, increased sales of Oximetry & Monitoring Products, primarily resulting from the prior year acquisition of Somanetics Corporation, were offset by a decrease in sales of Airway & Ventilation Products resulting from strong sales in the prior year due to the H1N1 pandemic.

Operating income for the second quarter of fiscal 2011 increased $74 million to $582 million, compared with $508 million for the second quarter of fiscal 2010. Our operating margin was 31.0% for the second quarter of fiscal 2011, compared with 31.3% for the second quarter of fiscal 2010. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above, partially offset by increased costs related to acquisitions, particularly selling, general and administrative expenses.

Net sales for Medical Devices by groups of products and by geography for the first six months of fiscal 2011 and 2010 were as follows:

	Six Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	March 25, 2011	March 26, 2010
Endomechanical Instruments	$1,125	$1,071	5%	—%	5%
Soft Tissue Repair Products	441	432	2	—	2
Energy Devices	553	481	15	1	14
Oximetry & Monitoring Products	416	374	11	—	11
Airway & Ventilation Products	371	407	(9)	—	(9)
Vascular Products	665	346	92	1	91
Other Products	183	201	(9)	5	(14)

	$3,754	$3,312	13	1	12

U.S.	$1,688	$1,350	25%	—%	25%
Non-U.S.	2,066	1,962	5	1	4

	$3,754	$3,312	13	1	12

Net sales for the first six months of fiscal 2011 increased $442 million to $3.754 billion, compared with $3.312 billion for the first six months of fiscal 2010. The increase in net sales for the segment was driven by increased sales of Vascular Products, Energy Devices, Endomechanical Instruments and Oximetry & Monitoring Products. The increase in Vascular Products sales was primarilydue to the acquisition of ev3, which resulted in an additional $291 million in net sales for the segment. The increase in net sales for Energy Devices and Endomechanical Instruments resulted primarily from higher sales volume of vessel sealing products and stapling devices, respectively, largely attributable to sales of new products. Finally, the increase in sales for Oximetry & Monitoring Products was primarily driven by higher sales volume of sensors resulting from the prior year acquisition of Somanetics Corporation. These increases in net sales were somewhat offset by a decrease in sales of Airway & Ventilation Products resulting from strong sales in the prior year due to the H1N1 pandemic.

Operating income for the first six months of fiscal 2011 increased $127 million to $1.164 billion, compared with $1.037 billion for the first six months of fiscal 2010. Our operating margin was 31.0% for the first six months of fiscal 2011, compared with 31.3% for the first six months of fiscal 2010. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above, partially offset by increased costs related to acquisitions, particularly selling, general and administrative expenses.

Pharmaceuticals

Net sales for Pharmaceuticals by groups of products and by geography for the second quarter of fiscal 2011 and 2010 were as follows:

	Quarters Ended		Percentage Change		Currency Impact	Operational Growth
(Dollars in Millions)	March 25, 2011	March 26, 2010
Specialty Pharmaceuticals	$106	$105	1%		—%	1%
Active Pharmaceutical Ingredients	121	112	8		1	7
Contrast Products	154	146	5		—	5
Radiopharmaceuticals	109	145	(25)		—	(25)

	$490	$508	(4)		—	(4)

U.S.	$326	$352	(7	) %	—%	(7)%
Non-U.S.	164	156	5		1	4

	$490	$508	(4)		—	(4)

Net sales for the second quarter of fiscal 2011 decreased $18 million, or 4%, to $490 million, compared with $508 million for the second quarter of fiscal 2010. This decrease was driven by a decline in Radiopharmaceuticals net sales resulting from the divestiture of our nuclear pharmacies within the United States in the third quarter of fiscal 2010. This decrease was partially offset by increased sales of Contrast Products outside the United States and higher sales of acetaminophen, which more than offset lower narcotic sales, within Active Pharmaceutical Ingredients. Finally, increased sales driven by our new EXALGO® and PENNSAID® branded products were offset by declines in sales of our older branded products resulting from generic competition.

Operating income for the second quarter of fiscal 2011 decreased $15 million to $86 million, compared with $101 million for the second quarter of fiscal 2010. Our operating margin was 17.6% for the second quarter of fiscal 2011, compared with 19.9% for the second quarter of fiscal 2010. The decrease in operating income was primarily due to the decrease in gross profit resulting from the overall segment sales decline discussed above. In addition, the decline in operating income and margin resulted from increased selling and marketing expenses to support our recent product launches and increased research and development expenses, partially offset by decreased legal costs.

Net sales for Pharmaceuticals by groups of products and by geography for the first six months of fiscal 2011 and 2010 were as follows:

	Six Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	March 25, 2011	March 26, 2010
Specialty Pharmaceuticals	$237	$246	(4)%	—%	(4)%
Active Pharmaceutical Ingredients	205	199	3	—	3
Contrast Products	297	287	3	—	3
Radiopharmaceuticals	221	287	(23)	(1)	(22)

	$960	$1,019	(6)	—	(6)

U.S.	$634	$705	(10)%	—%	(10)%
Non-U.S.	326	314	4	—	4

	$960	$1,019	(6)	—	(6)

Net sales for the first six months of fiscal 2011 decreased $59 million, or 6%, to $960 million, compared with $1.019 billion for the first six months of fiscal 2010. This decrease primarily resulted from a decline in Radiopharmaceuticals and, to a much lesser extent, Specialty Pharmaceuticals net sales. The decrease in Radiopharmaceuticals sales resulted from the divestiture of our nuclear pharmacies within the United States in the third quarter of fiscal 2010. The decrease in Specialty Pharmaceuticals sales was attributable to a decline in sales of generic pharmaceuticals, resulting from aggressive price competition. Finally, increased sales driven by our new EXALGO® and PENNSAID® branded products were offset by declines in sales of our older branded products resulting from generic competition.

Operating income for the first six months of fiscal 2011 decreased $28 million to $157 million, compared with $185 million for the first six months of fiscal 2010. Our operating margin was 16.4% for the first six months of fiscal 2011, compared with 18.2% for the first six months of fiscal 2010. The decrease in operating income was primarily due to the decrease in gross profit resulting from the overall segment sales decline discussed above. In addition, the decline in operating income and margin resulted from increased selling and marketing expenses to support our recent product launches and increased research and development expenses, partially offset by decreased legal costs.

Medical Supplies

Net sales for Medical Supplies by groups of products and geography for the second quarter of fiscal 2011 and 2010 were as follows:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	March 25, 2011	March 26, 2010
Nursing Care Products	$198	$189	5%	—%	5%
Medical Surgical Products	108	102	6	(1)	7
SharpSafety Products	75	78	(4)	1	(5)
Original Equipment Manufacturer (OEM) Products	53	52	2	—	2

	$434	$421	3	—	3

U.S.	$381	$369	3%	—%	3%
Non-U.S.	53	52	2	2	—

	$434	$421	3	—	3

Net sales for the second quarter of fiscal 2011 increased $13 million, or 3%, to $434 million, compared with $421 million for the second quarter of fiscal 2010. The increase in net sales for the segment was driven by increased sales of Nursing Care Products and Medical Surgical Products. The sales increase in Nursing Care Products resulted from higher sales of enteral feeding and wound care products, while the increase in sales of Medical Surgical Products was largely attributable to sales of a new disposable lead wire system.

Operating income for the second quarter of fiscal 2011 decreased $12 million to $59 million, compared with $71 million for the second quarter of fiscal 2010. Our operating margin was 13.6% for the second quarter of fiscal 2011, compared with 16.9% for the second quarter of fiscal 2010. The decrease in operating income and margin resulted from increased raw material costs, partially offset by overall segment sales performance discussed above.

Net sales for Medical Supplies by groups of products and geography for the first six months of fiscal 2011 and 2010 were as follows:

	Six Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	March 25, 2011	March 26, 2010
Nursing Care Products	$390	$392	(1)%	(1)%	—%
Medical Surgical Products	213	209	2	(1)	3
SharpSafety Products	149	163	(9)	—	(9)
Original Equipment Manufacturer (OEM) Products	104	100	4	—	4

	$856	$864	(1)	(1)	—

U.S.	$751	$754	—%	—%	—%
Non-U.S.	105	110	(5)	(4)	(1)

	$856	$864	(1)	(1)	—

Net sales for the first six months of fiscal 2011 decreased $8 million, or 1%, to $856 million, compared with $864 million for the first six months of fiscal 2010. The decrease in net sales for the segment was primarily driven by a decline in sales of SharpSafety Products primarily resulting from stronger sales in the comparative prior year period due to the H1N1 flu pandemic.

Operating income for the first six months of fiscal 2011 decreased $16 million to $122 million, compared with $138 million for the first six months of fiscal 2010. Our operating margin was 14.3% for the first six months of fiscal 2011, compared with 16.0% for the first six months of fiscal 2010. The decrease in operating income and margin resulted from increased raw material costs and overall segment sales performance discussed above, partially offset by lower selling, general and administrative expenses resulting primarily from cost reductions.

Corporate

Corporate expense was $106 million for the first quarter of fiscal 2011, compared with $109 million for the first quarter of fiscal 2010 and $207 million for the first six months of fiscal 2011, compared with $215 million for the comparative prior year period.

Non-Operating Items

Interest Expense and Interest Income

During the second quarters of fiscal 2011 and 2010, interest expense was $50 million and $43 million, respectively, and interest income was $6 million in each period. During the first six months of fiscal 2011 and 2010, interest expense was $102 million and $86 million, respectively, and interest income was $11 million in each period. The increase in interest expense during the second quarter and first six months of fiscal 2011, compared with the comparative prior year periods was due to the issuance of $1.5 billion in senior notes during the fourth quarter of fiscal 2010, partially offset by the repayment of our $250 million 5.2% senior notes upon maturity.

Other (Expense) Income, net

During the second quarter and first six months of fiscal 2011, we recorded other expense, net of $1 million and other income, net of $12 million, respectively. These amounts include net losses on investments of $13 million and $8 million for the second quarter and first six months of fiscal 2011, respectively. Other (expense) income, net for the second quarter and first six months of fiscal 2011 also include income of $12 million and $20 million, respectively, and corresponding increases to our receivable from Tyco International Ltd. and TE Connectivity Ltd. (formerly Tyco Electronics Ltd.). These amounts reflect 58% of interest and other income taxes payable recorded during each period that will be covered under the Tax Sharing Agreement.

During the second quarter and first six months of fiscal 2010, we recorded other income of $21 million and $28 million, respectively. These amounts include income of $18 million and $26 million and corresponding increases to our receivable from Tyco International and TE Connectivity, for the quarter and first six months of fiscal 2010, respectively.

Income Taxes

Income tax expense was $111 million and $107 million on income from continuing operations before income taxes of $570 million and $529 million for the second quarters of fiscal 2011 and 2010, respectively. This resulted in effective tax rates of 19.5% and 20.2% for the second quarters of fiscal 2011 and 2010, respectively. Income tax expense was $194 million and $211 million on income from continuing operations before income taxes of $1.085 billion and $1.034 billion for the first six months of fiscal 2011 and 2010, respectively. This resulted in effective tax rates of 17.9% and 20.4% for the first six months of fiscal 2011 and 2010, respectively. The decrease in the effective tax rate for the second quarter and first six months of fiscal 2011, compared to the comparative prior year periods resulted primarily from an increase in earnings in lower tax jurisdictions, the retroactive reenactment of the U.S. research and development tax credit and the implementation of our tax planning strategies.

Discontinued Operations

In fiscal 2010, we sold our Specialty Chemicals business within our Pharmaceuticals segment, which was included in discontinued operations.

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

Six Months Ended March 25, 2011 Cash Flow Activity

The net cash provided by operating activities of $899 million was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization. This source of cash was partially offset by a decrease in accrued and other liabilities of $161 million, driven largely by the annual payout of cash bonuses for performance in the prior fiscal year, and a $107 million decrease in inventory.

The net cash used in investing activities of $159 million was primarily due to capital expenditures of $167 million, partially offset by proceeds of $14 million from the sale of investments.

The net cash used in financing activities of $692 million was primarily the result of the repayment of our $250 million 5.2% senior notes upon maturity and the repayment of $215 million under our commercial paper program. In addition, we made dividend payments of $198 million and paid $102 million to repurchase shares.

Capitalization

Shareholders’ equity was $9.805 billion, or $19.80 per share, at March 25, 2011, compared with $8.974 billion, or $18.13 per share, at September 24, 2010. Net income of $882 million and favorable changes in currency exchange rates of $121 million were partially offset by dividends declared of $198 million and the repurchase of shares of $102 million.

At March 25, 2011, total debt was $4.246 billion and cash was $1.629 billion, compared with total debt of $4.706 billion and cash of $1.565 billion at September 24, 2010. The decrease in our total debt primarily resulted from the repayment of our $250 million 5.2% senior notes upon maturity and the partial repayment of amounts outstanding under our commercial paper program. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 30% at March 25, 2011, compared with 34% at September 24, 2010.

We are required to maintain an available unused balance under our $1.425 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. At March 25, 2011, we had $183 million of commercial paper outstanding and no amount outstanding under the credit facility.

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Dividends

On January 20, 2011, the Board of Directors declared a quarterly cash dividend of $0.20 per share, which was paid during the second quarter of fiscal 2011. Dividend payments totaled $198 million for the first six months of fiscal 2011.

On March 15, 2011, the Board of Directors declared a quarterly cash dividend of $0.20 per share to shareholders of record at the close of business on April 7, 2011. The dividend is payable on May 6, 2011.

Share Repurchases

During the first six months of fiscal 2011, we purchased approximately 2.3 million shares for $100 million under our $1.0 billion share repurchase program. Since inception of the share repurchase program, we have purchased approximately 8.9 million shares for $350 million. We also repurchase shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and to settle certain option exercises. During the first six months of fiscal 2011 we spent $2 million to acquire shares in connection with such share-based awards.

Commitments and Contingencies

Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Further information regarding our legal proceedings is provided in note 14 to our consolidated financial statements.

Income Taxes

Our income tax returns are periodically examined by various tax authorities. Open periods for examination include certain periods during which we were a subsidiary of Tyco International. The resolution of the matters arising during periods during which we were a Tyco International subsidiary is subject to the conditions set forth in the Tax Sharing Agreement discussed in note 13 to our consolidated financial statements. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation. We have significant potential tax liabilities related to these periods and have included our best estimate of the amounts which relate to our operations within our current or non-current income taxes payable.

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

In accordance with the Tax Sharing Agreement, we share certain contingent liabilities relating to unresolved tax matters of Tyco International for periods prior to the separation, with Covidien assuming 42%, Tyco International 27% and TE Connectivity 31% of the total amount. We are the primary obligor to the taxing authorities for $1.985 billion of contingent tax liabilities that are recorded on the consolidated balance sheet at March 25, 2011, $1.453 billion of which relates to periods prior to the separation and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. The actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, some of which may not be resolved for several years.

In addition, pursuant to the terms of the Tax Sharing Agreement, we have recorded a current and long-term receivable from Tyco International and TE Connectivity of $147 million and $597 million, respectively, which are classified as due from former parent and affiliate on our consolidated balance sheet at March 25, 2011. These receivables primarily reflect 58% of our contingent tax liabilities that are subject to the Tax Sharing Agreement. If Tyco International and TE Connectivity default on their obligations to us under the Tax Sharing Agreement, however, we would be liable for the entire amount of such liabilities.

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

In connection with the settlements of the 1997 through 2000 and 2001 through 2004 U.S. audit cycles and other non-U.S. audits, we estimate that we will be required to make a payment of approximately $377 million, net of refunds, which is included in current income taxes payable on the consolidated balance sheet. Pursuant to the Tax Sharing Agreement, we will receive payments totaling approximately $147 million from Tyco International and TE Connectivity, which is classified as current and included in due from former parent and affiliate. We will also be required to reimburse Tyco International and TE Connectivity $152 million for our portion of their settlements.

The resolution of issues arising from the 1997 through 2000 and 2001 through 2004 U.S. audit cycles and other non-U.S. audits, as well as other settlements or statute of limitations expirations, could result in a significant change in our unrecognized tax benefits. We estimate that within the next 12 months, our gross uncertain tax positions, exclusive of interest could decrease by as much as $806 million, as a result of such settlements or expirations. These estimates of changes to unrecognized tax benefits may not be representative of actual outcomes. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible change related to our unrecognized tax benefits.

Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and TE Connectivity. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities; we assumed and are responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon our separation from Tyco International using appraisals and a liability related to these guarantees was recorded on our balance sheet, the offset of which was reflected as a reduction in shareholders’ equity.

Each reporting period, we evaluate the potential loss which we believe is probable as a result of our commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on our balance sheet, an adjustment will be required to increase the recorded liability to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon release from our obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. A current and non-current liability totaling $716 million relating to these guarantees was included on our consolidated balance sheet at both March 25, 2011 and September 24, 2010.

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

In connection with the sale of our Specialty Chemicals business, we provided the purchaser with an indemnification for various risks, including environmental, health, safety, tax and other matters, some of which have an indefinite term. However, the most significant portion of this indemnification relates to environmental, health and safety matters, which has a term of 17 years. A liability of $22 million relating to this indemnification was included on our consolidated balance sheet as of March 25, 2011. The value of the environmental, health and safety guarantee was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. The maximum future payments we could be required to make under the indemnification provided to the purchaser is $82 million. In addition, we were required to pay $30 million into an escrow account as collateral, which is included in other assets on the consolidated balance sheet.

We have recorded liabilities for known indemnifications included as part of environmental liabilities, which are discussed in note 14 to our consolidated financial statements. In addition, we are liable for product performance; however in the opinion of management, such obligations will not significantly affect our results of operations, financial condition or cash flows.

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

Foreign Currency Exposures

We use forward currency exchange contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions that are denominated in certain foreign currencies. Based on a sensitivity analysis of our existing forward contracts outstanding at March 25, 2011, a 10% appreciation of the U.S. dollar from the March 25, 2011 market rates would increase the unrealized value of our forward contracts on our balance sheet by $42 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of forward contracts on our balance sheet by $51 million. However, such gains or losses on these contracts would ultimately be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Interest Rate Exposures

We manage interest rate exposure through the use of interest rate swap transactions with financial institutions acting as principal counterparties to convert a portion of fixed-rate debt to variable-rate debt. These transactions are designated as fair value hedges. During the second quarter of fiscal 2011, we entered into interest rate swaps on $300 million principal amount of our 6.0% senior notes due 2017. Under these contracts, we receive fixed amounts of interest applicable to the underlying notes and pay a floating amount based upon the three month U.S. Dollar London interbank offered rate. A 25 basis point increase or decrease in interest rates relative to interest rates as of March 25, 2011 would have an immaterial effect on our annual earnings and on the fair value of our fixed-rate debt and interest rate swaps.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 25, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on form 10-K for the fiscal year ended September 24, 2010. There were no material developments during the quarter ended March 25, 2011 related to previously described legal proceedings.

Item 1A.	Risk Factors

Other than as set forth below, there have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
12/25/10 – 1/21/11	—	$—	—	$650,011,452
1/22/11 – 2/25/11	—	$—	—	$650,011,452
2/26/11 – 3/25/11	—	$—	—	$650,011,452

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	The following materials from the Covidien plc Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

*	Furnished herewith.

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

Date: May 3, 2011