Form 10-Q
period 2011-06-24
Covidien plc
filed 2011-07-29
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 24, 2011

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

The number of ordinary shares outstanding as of July 22, 2011 was 493,441,175.

COVIDIEN PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF INCOME

Quarters and Nine Months Ended June 24, 2011 and June 25, 2010

(in millions, except per share data)

	Quarters Ended		Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Net sales	$2,926	$2,564	$8,496	$7,759
Cost of goods sold	1,255	1,138	3,658	3,421

Gross profit	1,671	1,426	4,838	4,338
Selling, general and administrative expenses	886	753	2,600	2,341
Research and development expenses	138	109	387	321
Restructuring charges, net	32	25	83	56
Shareholder settlement income	—	—	(11)	—

Operating income	615	539	1,779	1,620
Interest expense	(51)	(54)	(153)	(140)
Interest income	6	6	17	17
Other (expense) income, net	(12)	21	—	49

Income from continuing operations before income taxes	558	512	1,643	1,546
Income tax expense	26	160	220	371

Income from continuing operations	532	352	1,423	1,175
Income (loss) from discontinued operations, net of income taxes	3	12	(6)	14

Net income	$535	$364	$1,417	$1,189

Basic earnings per share:
Income from continuing operations	$1.08	$0.70	$2.88	$2.35
Income (loss) from discontinued operations	0.01	0.02	(0.01)	0.03
Net income	1.08	0.73	2.86	2.38
Diluted earnings per share:
Income from continuing operations	$1.06	$0.70	$2.85	$2.33
Income (loss) from discontinued operations	0.01	0.02	(0.01)	0.03
Net income	1.07	0.72	2.84	2.36
Weighted-average number of shares outstanding:
Basic	495	501	495	500
Diluted	500	504	499	505

Cash dividends declared per ordinary share	$—	$—	$0.40	$0.36

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

CONSOLIDATED BALANCE SHEETS

At June 24, 2011 and September 24, 2010

(in millions, except share data)

	June 24, 2011	September 24, 2010
Assets
Current Assets:
Cash and cash equivalents	$1,755	$1,565
Accounts receivable trade, less allowance for doubtful accounts of $44 and $73	1,880	1,708
Inventories	1,528	1,381
Prepaid expenses and other current assets	838	841
Due from former parent and affiliate	149	245

Total current assets	6,150	5,740
Property, plant and equipment, net	2,685	2,608
Goodwill	7,700	7,675
Intangible assets, net	2,823	2,949
Due from former parent and affiliate	609	479
Other assets	766	936

Total Assets	$20,733	$20,387

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$96	$255
Accounts payable	603	586
Accrued and other current liabilities	1,381	1,630
Income taxes payable	288	547
Guaranteed contingent tax liabilities	162	108

Total current liabilities	2,530	3,126
Long-term debt	4,070	4,451
Income taxes payable	1,622	1,565
Guaranteed contingent tax liabilities	554	608
Other liabilities	1,714	1,663

Total Liabilities	10,490	11,413
Commitments and contingencies (note 14)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 513,123,846 and 507,245,024 issued	103	101
Ordinary shares held in treasury at cost; 20,120,145 and 12,164,018	(859)	(484)
Additional paid-in capital	6,812	6,563
Retained earnings	3,663	2,444
Accumulated other comprehensive income	524	350

Total Shareholders’ Equity	10,243	8,974

Total Liabilities and Shareholders’ Equity	$20,733	$20,387

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 24, 2011 and June 25, 2010

(in millions)

	Nine Months Ended
	June 24, 2011	June 25, 2010
Cash Flows From Operating Activities:
Net income	$1,417	$1,189
Loss (income) from discontinued operations, net of income taxes	6	(14)

Income from continuing operations	1,423	1,175
Adjustments to reconcile net cash provided by continuing operating activities:
Depreciation and amortization	440	349
Share-based compensation	79	68
Deferred income taxes	36	65
Provision for losses on accounts receivable and inventory	54	63
Change in receivable from former parent and affiliate related to Tax Sharing Agreement	(7)	(48)
Other non-cash items	16	25
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(84)	(54)
Inventories	(175)	(91)
Accounts payable	9	37
Income taxes	(60)	162
Accrued and other liabilities	(90)	(110)
Other	(32)	(166)

Net cash provided by continuing operating activities	1,609	1,475

Cash Flows From Investing Activities:
Capital expenditures	(303)	(273)
Sale of investments	14	7
Acquisition-related payments, net of cash acquired	(13)	(189)
Acquisition of licenses and technology	(4)	(70)
Interest in class action settlement fund	—	(33)
Divestitures	—	18
Other	(9)	6

Net cash used in continuing investing activities	(315)	(534)

Cash Flows From Financing Activities:
Net repayment of commercial paper	(307)	(1)
Repayment of debt	(254)	(87)
Dividends paid	(297)	(270)
Repurchase of shares	(378)	(78)
Proceeds from exercise of share options	164	105
Payment of contingent consideration	(71)	—
Other	13	(4)

Net cash used in continuing financing activities	(1,130)	(335)

Discontinued Operations:
Net cash provided by discontinued operating activities	—	43
Net cash used in discontinued investing activities	—	(9)

Net cash provided by discontinued operations	—	34

Effect of currency rate changes on cash	26	16

Net increase in cash and cash equivalents	190	656
Cash and cash equivalents at beginning of period	1,565	1,467

Cash and cash equivalents at end of period	$1,755	$2,123

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

2. Discontinued Operations

Specialty Chemicals business—During fiscal 2010, the Company sold its Specialty Chemicals business, which was included in discontinued operations. The Company recorded a $4 million pre-tax charge in discontinued operations for pension settlements related to employees of this business in the first nine months of fiscal 2011.

Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses—During the third quarter of fiscal 2011 and 2010, the Company recorded tax benefits of $3 million and $4 million, respectively. In addition, during the first nine months of fiscal 2011 and 2010, the Company recorded tax provisions of $4 million and $11 million, respectively. These amounts resulted from adjustments to certain income tax liabilities associated with the Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses that were sold in fiscal 2006 prior to the Company’s separation from Tyco International Ltd.

Net sales, income from operations and loss on disposition of discontinued operations are as follows:

	Quarters Ended		Nine Months Ended
(Dollars in Millions)	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Net sales	$—	$109	$—	$325

Income from operations, net of income tax provision of $—, $7, $— and $24	$—	$12	$—	$29
Gain (loss) on disposition, net of income tax (benefit) provision of $(3), $(4), $2 and $11	3	—	(6)	(15)

Income (loss) from discontinued operations, net of income taxes	$3	$12	$(6)	$14

3. Restructuring Charges, Net

During the third quarter of fiscal 2011, the Company launched a restructuring program, designed to improve the Company’s cost structure. This program includes actions across all three segments as well as corporate. The Company expects to incur total charges of approximately $275 million as the specific actions required to execute on these initiatives are identified and approved, most of which are expected to be incurred by the end of fiscal 2014.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In fiscal 2007 and 2009, the Company launched restructuring programs, also designed to improve the Company’s cost structure. The Company expects to incur total charges of approximately $200 million under the 2009 program, which are recorded as the specific actions required to execute on these initiatives are identified and approved. As of June 24, 2011, the Company had incurred $158 million of net restructuring charges under the 2009 program since its inception and expects to incur most of the remaining charges by the end of 2011. The 2007 program is substantially completed. These programs exclude restructuring actions associated with acquisitions.

Restructuring charges, net, including associated asset impairments and actions associated with acquisitions, by segment are as follows:

	Quarters Ended		Nine Months Ended
(Dollars in Millions)	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Medical Devices	$19	$6	$79	$19
Pharmaceuticals	—	5	—	7
Medical Supplies	10	13	—	31
Corporate	3	1	4	(1)

Total restructuring charges, net	$32	$25	$83	$56

Restructuring charges, net are comprised of the following:

	Quarters Ended		Nine Months Ended
(Dollars in Millions)	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Acquisition-related restructuring actions	$4	$2	$26	$8
2011 program	15	—	15	—
2009 program	13	23	43	46
2007 program	—	—	(1)	2

Total restructuring charges, net	32	25	83	56
Less: non-cash charges	(2)	—	(4)	(1)

Total charges expected to be settled in cash	$30	$25	$79	$55

The following table summarizes cash activity for restructuring reserves related to acquisitions for the nine months ended June 24, 2011:

(Dollars in Millions)	Employee Severance and Benefits	Other(1)	Total
Balance at September 24, 2010	$9	$2	$11
Charges	9	19	28
Changes in estimate	(1)	(1)	(2)
Cash payments	(5)	(17)	(22)

Balance at June 24, 2011	$12	$3	$15

(1)	Substantially all of these amounts relate to the cancellation of distributor and supplier agreements.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes cash activity for restructuring reserves related to the 2011, 2009 and 2007 programs, substantially all of which relates to employee severance and benefits, for the nine months ended June 24, 2011:

(Dollars in Millions)	2011 Program	2009 Program	2007 Program	Total
Balance at September 24, 2010	$—	$55	$11	$66
Charges	13	57	—	70
Changes in estimate	—	(16)	(1)	(17)
Cash payments	—	(34)	(4)	(38)
Currency translation	—	—	1	1

Balance at June 24, 2011	$13	$62	$7	$82

During the first nine months of fiscal 2011, the Company reversed $16 million of restructuring reserves under the 2009 program, $10 million of which resulted from the determination that one of the restructuring actions within the Medical Supplies segment was no longer cost effective.

Restructuring reserves are reported on the Company’s consolidated balance sheets as follows:

(Dollars in Millions)	June 24, 2011	September 24, 2010
Accrued and other current liabilities	$54	$62
Other liabilities	43	15

Restructuring reserves	$97	$77

4. Other (Expense) Income, Net

	Quarters Ended		Nine Months Ended
(Dollars in Millions)	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
(Loss) income under Tax Sharing Agreement (note 13)	$(13)	$22	$7	$48
Income (loss) on investments, net	1	(1)	(7)	1

Other (expense) income, net	$(12)	$21	$—	$49

(Loss) income under Tax Sharing Agreement represents the decrease or increase to the receivable from Tyco International and TE Connectivity Ltd. (formerly Tyco Electronics Ltd.). These amounts reflect 58% of the interest and other income tax payable amounts released and/or recorded during each period that will be subject to the Tax Sharing Agreement.

5. Earnings Per Share

The weighted-average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

	Quarters Ended		Nine Months Ended
(in Millions)	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Basic shares	495	501	495	500
Effect of share options and restricted shares	5	3	4	5

Diluted shares	500	504	499	505

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the quarter and nine months ended June 24, 2011, approximately 2 million and 7 million, respectively, of options and restricted share awards were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met. For the quarter and nine months ended June 25, 2010 approximately 10 million and 8 million, respectively, of options and restricted share awards were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met.

6. Comprehensive Income

Comprehensive income was comprised of the following:

	Quarters Ended		Nine Months Ended
(Dollars in Millions)	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Net income	$535	$364	$1,417	$1,189
Currency translation	53	(150)	174	(364)
Unrealized gain on derivatives, net of income taxes	1	2	5	2
Change related to benefit plans, net of income taxes	(1)	(1)	(5)	1

Total comprehensive income	$588	$215	$1,591	$828

7. Inventories

Inventories were comprised of the following at the end of each period:

(Dollars in Millions)	June 24, 2011	September 24, 2010
Purchased materials and manufactured parts	$328	$283
Work in process	339	315
Finished goods	861	783

Inventories	$1,528	$1,381

8. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(Dollars in Millions)	Medical Devices	Pharmaceuticals	Medical Supplies	Total
Goodwill at September 24, 2010	$6,778	$508	$389	$7,675
Currency translation and other	25	—	—	25

Goodwill at June 24, 2011	$6,803	$508	$389	$7,700

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	June 24, 2011		September 24, 2010
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,199	$734	$2,129	$620
Customer relationships	804	98	801	64
Other	331	128	323	110

Total	$3,334	$960	$3,253	$794

Non-Amortizable:
Trademarks	$359		$356
In-process research and development	90		134

Total	$449		$490

Intangible asset amortization expense for the quarters ended June 24, 2011 and June 25, 2010 was $51 million and $29 million, respectively. Intangible asset amortization expense for the nine months ended June 24, 2011 and June 25, 2010 was $150 million and $83 million, respectively.

9. Retirement Plans

The net periodic benefit cost for the Company’s defined benefit pension plans was as follows:

	Quarters Ended		Nine Months Ended
(Dollars in Millions)	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Service cost	$5	$5	$16	$15
Interest cost	11	12	33	36
Expected return on plan assets	(10)	(10)	(32)	(31)
Amortization of net actuarial loss	6	6	18	17
Amortization of prior service cost	—	—	—	1
Settlements and curtailments	1	5	9	5

Net periodic benefit cost	$13	$18	$44	$43

The net periodic benefit cost for postretirement benefit plans for the quarters and nine months ended June 24, 2011 and June 25, 2010 was not material.

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

In connection with the sale of the Specialty Chemicals business, the Company provided the purchaser with an indemnification for various risks, including environmental, health, safety, tax and other matters, some of which have an indefinite term. However, the most significant portion of this indemnification relates to environmental, health and safety matters, which has a term of 17 years. A liability of $22 million relating to this indemnification was included on the Company’s consolidated balance sheet at both June 24, 2011 and September 24, 2010. The value of the environmental, health and safety guarantee was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. The maximum future payments the Company could be required to make under the indemnification provided to the purchaser is $82 million. In addition, the Company was required to pay $30 million into an escrow account as collateral, which is included in other assets on the consolidated balance sheet.

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

Interest Rate Exposure

Fair Value Hedges—The Company manages interest rate exposure through the use of interest rate swap transactions with financial institutions acting as principal counterparties to convert a portion of fixed-rate debt to variable-rate debt. These transactions are designated as fair value hedges. During the first nine months of fiscal 2011, the Company entered into interest rate swaps on $300 million principal amount of its 6.0% senior notes due 2017. Under these contracts, the Company receives fixed amounts of interest applicable to the underlying notes and pays a floating amount based upon the three month U.S. Dollar London interbank offered rate. The fair

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

value of the interest rate swaps as of June 24, 2011 was $11 million. The location and amount of gain (loss) on the hedged fixed-rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps were as follows:

	Gain (loss) on swaps		Gain (loss) on borrowings
(Dollars in Millions)	Quarter Ended June 24, 2011	Nine Months Ended June 24, 2011	Quarter Ended June 24, 2011	Nine Months Ended June 24, 2011
Income statement location
Interest expense	$13	$11	$(13)	$(11)

Cash Flow Hedges—During fiscal 2007, Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary of the Company, entered into a series of forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of fixed rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated in fiscal 2007 and fiscal 2008 prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective, accordingly, the loss that resulted upon termination of the rate locks was recorded in accumulated other comprehensive income and is being reclassified to interest expense over the terms of the notes. As of June 24, 2011 and September 24, 2010, the amount of this loss that remained in accumulated other comprehensive income was $46 million and $49 million, respectively.

Foreign Exchange Exposure

Derivatives not Designated as Hedging Instruments—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro and yen, as well as approximately 20 other currencies. The Company generally manages its exposure for forecasted transactions for the upcoming 12 months. All forward and option contracts are recorded on the balance sheet at fair value. At June 24, 2011, the Company had foreign currency forward and option contracts outstanding with a notional amount of $839 million. These contracts do not meet the necessary criteria to qualify for hedge accounting. Accordingly, all associated changes in fair value are recognized in earnings.

The net (loss) gain on foreign exchange forward and option contracts not designated as hedging instruments and related hedged items are included in the following income statement captions in the amounts shown:

	Quarters Ended		Nine Months Ended
(Dollars in Millions)	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Cost of goods sold	$(6)	$7	$(16)	$22
Selling, general and administrative expenses	(7)	8	(12)	(1)

	$(13)	$15	$(28)	$21

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the consolidated balance sheets:

		June 24, 2011		September 24, 2010
(Dollars in Millions)	Balance sheet location	Fair value of Derivative Assets	Fair value of Derivative Liabilities	Fair value of Derivative Assets	Fair value of Derivative Liabilities
Derivative instruments designated as hedges:
Interest rate swaps	Other assets	$11	$—	$—	$—

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid and other current assets	12	—	16	4
Foreign exchange contracts	Accrued and other current liabilities	1	25	—	20

Total derivative instruments not designated as hedges		13	25	16	24

Total derivative instruments		$24	$25	$16	$24

12. Financial Instruments and Fair Value Measurements

The following table provides a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at June 24, 2011:

(Dollars in Millions)	June 24, 2011	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency contracts	$13	$—	$13	$—
Interest rate swaps	11	—	11	—
Debt and equity securities held in rabbi trust	35	26	9	—

Total assets at fair value	$59	$26	$33	$—

Liabilities
Foreign currency contracts	$25	$—	$25	$—
Deferred compensation liabilities	96	—	96	—

Total liabilities at fair value	$121	$—	$121	$—

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Deferred compensation liabilities—The Company maintains a non-qualified deferred compensation plan in the United States, which permits eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of funds for the deemed investment of their accounts. The measurement funds generally correspond to the funds offered in the Company’s U.S. tax-qualified retirement plan and the account balance fluctuates with the investment returns on those funds.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(Dollars in Millions)	Quarter Ended June 24, 2011	Nine Months Ended June 24, 2011
Balance at beginning of period	$75	$71
Change in fair value	—	4
Settlement	(75)	(75)

Fair value at June 24, 2011	$—	$—

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, amounts due from former parent and affiliate, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, investments and accounts payable approximated their carrying values at June 24, 2011 and September 24, 2010. The fair value of the Company’s unsecured senior notes was approximately $4.445 billion and $4.627 billion at June 24, 2011 and September 24, 2010, respectively. The carrying value of the senior notes was $3.994 billion and $4.243 billion at June 24, 2011 and September 24, 2010, respectively. It is not practicable to estimate the fair value of the amounts due to or from former parent and affiliate.

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

The most significant payment delays the Company has experienced relate to accounts receivable associated with the national healthcare system in Greece. However, during the first nine months of fiscal 2011, the

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company received $98 million in non-interest bearing government bonds from the Greek government to satisfy debts it had incurred from 2007 to 2009. The Company sold substantially all of these bonds for proceeds of $71 million during the nine months ended June 24, 2011. As a result of these transactions, the Company recorded a $4 million gain, net of the reserves that had previously been established on the related receivables.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

subsequent periods, primarily related to certain pre-separation tax liabilities and tax years open for examination. These balances will also be impacted by the filing of final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien and/or TE Connectivity legal entities for periods prior to the separation.

At June 24, 2011, the Company is the primary obligor to the taxing authorities for $1.936 billion of contingent tax liabilities that are recorded on the consolidated balance sheet, of which $1.426 billion relates to periods prior to the separation and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. At September 24, 2010, the Company was the primary obligor to the taxing authorities for $1.986 billion of contingent tax liabilities that were recorded on the consolidated balance sheet.

Income Tax Receivables—The Company has a current and non-current receivable from Tyco International and TE Connectivity totaling $758 million and $724 million at June 24, 2011 and September 24, 2010, respectively. This receivable, which reflects 58% of the contingent tax liabilities that are subject to the Tax Sharing Agreement, is classified as due from former parent and affiliate on the consolidated balance sheets. Adjustments to this receivable are recorded in other (expense) income, net.

Guaranteed Tax Liabilities—The Company has certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, primarily related to certain contingent tax liabilities. A current and non-current liability totaling $716 million relating to these guarantees was included on the Company’s consolidated balance sheet at both June 24, 2011 and September 24, 2010.

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

Antitrust Litigation

The Company was involved in an antitrust case with Natchitoches Parish Hospital Service District in which Natchitoches Parish Hospital alleged anticompetitive conduct by the Company in violation of federal antitrust laws. During the first nine months of fiscal 2010, the Company paid $32.5 million to resolve all claims in this case. Accordingly, the Company recorded a $32.5 million legal charge in selling, general and administrative expenses during the nine months ended June 25, 2010.

Products Liability Litigation

Mallinckrodt Inc., a subsidiary of the Company, is one of four manufacturers of gadolinium-based contrast agents involved in litigation alleging that administration of these agents causes development of a recently identified disease, nephrogenic systemic fibrosis, in a small number of patients with advanced renal impairment. The litigation includes a federal multi-district litigation in the United States District Court for the Northern

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

District of Ohio and cases in various state courts. Generally, complaints allege design and manufacturing defects, failure to warn, breach of warranty, fraud and violations of various state consumer protection laws. The Company believes that it has meritorious defenses to these complaints and will vigorously defend against them. When appropriate, the Company settles cases. As of June 24, 2011, there were 35 cases pending in which the plaintiff has either documented or specifically alleged use of the Company’s Optimark™ product. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, the Company believes that the final resolution of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of June 24, 2011, there were approximately 11,500 asbestos liability cases pending against Mallinckrodt.

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

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 24, 2011, the Company concluded that it was probable that it would incur remedial costs in the range of $183 million to $307 million. As of June 24, 2011, the Company concluded that the best estimate within this range was $190 million, of which $21 million was included in accrued and other current liabilities and $169 million was included in other liabilities on the consolidated balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

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

As of June 24, 2011, the Company estimates that the cost to comply with these proposed remediation alternatives at this site ranges from $98 million to $165 million. These amounts are included in the range of aggregate environmental remediation costs described above. However, there are still significant uncertainties in the outcome of the pending litigation, and the Company continues to disagree with the level of remediation outlined in the Maine Board’s final order.

The Company has also recorded asset retirement obligations (AROs) for the estimated future costs primarily associated with legal obligations to decommission two facilities within the Pharmaceuticals segment. As of June 24, 2011 and September 24, 2010, the Company’s AROs were $83 million and $79 million, respectively. The increase in the AROs during the first nine months of fiscal 2011 resulted from interest accretion and foreign currency translation. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

Other Matters

The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations, financial condition or cash flows.

Tyco International Legal Proceedings

As discussed in note 13, pursuant to the Separation and Distribution Agreement, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities, including potential liabilities related to

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

certain of Tyco International’s outstanding litigation matters. As of June 24, 2011, there were no remaining securities lawsuits outstanding. Accordingly, during the first nine months of fiscal 2011, the Company recorded income of $11 million related to the reversal of its portion of the remaining reserves that had previously been established.

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

Income Taxes

The Company’s and its subsidiaries income tax returns are periodically examined by various tax authorities. The U.S. Internal Revenue Service (IRS) has commenced its examination of the Company’s U.S. federal income tax returns for the years 2008 and 2009. Open periods for examination also include certain periods during which the Company was a subsidiary of Tyco International. The resolution of these matters is subject to the conditions set forth in the Tax Sharing Agreement. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation. The Company has potential liabilities related to these income tax returns and has included its best estimate of potential liabilities for these years within the current and non-current taxes payable. With respect to these potential income tax liabilities from all of these years, Covidien believes that the amounts recorded in its financial statements as current or non-current taxes payable are adequate.

The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect Covidien’s income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and Covidien believes that some of these adjustments are likely to be resolved within the next 12 months. With respect to other adjustments, Tyco International has indicated that settlement is unlikely. In the event that Tyco International is unable to resolve these issues in the IRS administrative process, Tyco International will likely contest certain adjustments related to disallowed deductions through litigation. While Covidien believes that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a significant effect on our consolidated financial statements.

The IRS continues to audit certain of Tyco International’s U.S. federal income tax returns for the years 2001 through 2004. Tyco International and the IRS have entered into settlements related to certain outstanding tax matters arising in this audit cycle, which otherwise remains open and subject to examination and resolution of other matters. In addition, the IRS has commenced its examination of certain of Tyco International’s U.S. federal income tax returns for the years 2005 through 2007.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the settlements of the 1997 through 2000 and 2001 through 2004 U.S. audit cycles and other non-U.S. audits, the Company estimates that it will be required to make a payment of approximately $314 million, net of refunds, within the next 12 months, which is included in current income taxes payable on the consolidated balance sheet. Pursuant to the Tax Sharing Agreement, Covidien will receive net payments totaling approximately $149 million from Tyco International and TE Connectivity, which is classified as the current portion of due from former parent and affiliate on the consolidated balance sheet. Covidien will also be required to reimburse Tyco International and TE Connectivity $162 million for its portion of their settlements. This amount is classified as the current portion of guaranteed contingent tax liabilities on the consolidated balance sheet.

The resolution of issues arising from the 1997 through 2000, 2001 through 2004 and 2005 through 2007 U.S. audit cycles and other non-U.S. audits, as well as other settlements or statute of limitations expirations, could result in a significant change in the Company’s unrecognized tax benefits. The Company estimates that within the next 12 months, its gross uncertain tax positions, exclusive of interest, could decrease by as much as $412 million, as a result of such settlements or statute expirations. At September 24, 2010, the Company’s estimate of the decrease in the amount of gross uncertain tax positions, exclusive of interest, as a result of settlements or statute expirations in the upcoming 12 months was $745 million. The decrease in this amount was primarily due to changes in the estimated timing of the Company’s expected settlements. These estimates of changes to unrecognized tax benefits may not be representative of actual outcomes. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible change related to the Company’s unrecognized tax benefits.

15. Segment Data

Selected information by business segment is as follows:

	Quarters Ended		Nine Months Ended
(Dollars in Millions)	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Net sales(1) :
Medical Devices	$1,985	$1,630	$5,739	$4,942
Pharmaceuticals	500	507	1,460	1,526
Medical Supplies	441	427	1,297	1,291

	$2,926	$2,564	$8,496	$7,759

Operating income:
Medical Devices	$613	$512	$1,777	$1,549
Pharmaceuticals	80	83	237	268
Medical Supplies	59	70	181	208

Operating income of reportable segments	752	665	2,195	2,025
Unallocated amounts:
Corporate expenses	(105)	(96)	(312)	(311)
Restructuring charges, net	(32)	(25)	(83)	(56)
Acquisition-related charges(2)	—	(5)	(32)	(5)
Shareholder settlement income and legal charge	—	—	11	(33)

Consolidated operating income	$615	$539	$1,779	$1,620

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.
(2)	Amount for the nine months ended June 24, 2011 represents charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Quarter Ended June 24, 2011

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,926	$—	$2,926
Cost of goods sold	—	—	—	1,255	—	1,255

Gross profit	—	—	—	1,671	—	1,671
Selling, general and administrative expenses	4	—	1	881	—	886
Research and development expenses	—	—	—	138	—	138
Restructuring charges, net	—	—	—	32	—	32

Operating (loss) income	(4)	—	(1)	620	—	615
Interest expense	—	—	(50)	(1)	—	(51)
Interest income	—	—	—	6	—	6
Other expense, net	—	—	—	(12)	—	(12)
Equity in net income of subsidiaries	519	521	413	—	(1,453)	—
Intercompany interest and fees	18	(2)	159	(175)	—	—

Income from continuing operations before income taxes	533	519	521	438	(1,453)	558
Income tax (benefit) expense	(2)	—	—	28	—	26

Income from continuing operations	535	519	521	410	(1,453)	532
Income from discontinued operations, net of income taxes	—	—	—	3	—	3

Net income	$535	$519	$521	$413	$(1,453)	$535

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Quarter Ended June 25, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,564	$—	$2,564
Cost of goods sold	—	—	—	1,138	—	1,138

Gross profit	—	—	—	1,426	—	1,426
Selling, general and administrative expenses	3	—	—	750	—	753
Research and development expenses	—	—	—	109	—	109
Restructuring charges	—	—	—	25	—	25

Operating (loss) income	(3)	—	—	542	—	539
Interest expense	—	—	(54)	—	—	(54)
Interest income	—	—	—	6	—	6
Other income, net	—	—	—	21	—	21
Equity in net income of subsidiaries	390	391	428	—	(1,209)	—
Intercompany interest and fees	(23)	(1)	17	7	—	—

Income from continuing operations before income taxes	364	390	391	576	(1,209)	512
Income tax expense	—	—	—	160	—	160

Income from continuing operations	364	390	391	416	(1,209)	352
Income from discontinued operations, net of income taxes	—	—	—	12	—	12

Net income	$364	$390	$391	$428	$(1,209)	$364

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended June 24, 2011

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$8,496	$—	$8,496
Cost of goods sold	—	—	—	3,658	—	3,658

Gross profit	—	—	—	4,838	—	4,838
Selling, general and administrative expenses	11	—	2	2,587	—	2,600
Research and development expenses	—	—	—	387	—	387
Restructuring charges, net	—	—	—	83	—	83
Shareholder settlement income	—	—	—	(11)	—	(11)

Operating (loss) income	(11)	—	(2)	1,792	—	1,779
Interest expense	—	—	(154)	1	—	(153)
Interest income	—	—	—	17	—	17
Equity in net income of subsidiaries	1,460	1,464	1,145	—	(4,069)	—
Intercompany interest and fees	(43)	(4)	475	(428)	—	—

Income from continuing operations before income taxes	1,406	1,460	1,464	1,382	(4,069)	1,643
Income tax (benefit) expense	(11)	—	—	231	—	220

Income from continuing operations	1,417	1,460	1,464	1,151	(4,069)	1,423
Loss from discontinued operations, net of income taxes	—	—	—	(6)	—	(6)

Net income	$1,417	$1,460	$1,464	$1,145	$(4,069)	$1,417

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended June 25, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,759	$—	$7,759
Cost of goods sold	—	—	—	3,421	—	3,421

Gross profit	—	—	—	4,338	—	4,338
Selling, general and administrative expenses	10	—	1	2,330	—	2,341
Research and development expenses	—	—	—	321	—	321
Restructuring charges	—	—	—	56	—	56

Operating (loss) income	(10)	—	(1)	1,631	—	1,620
Interest expense	—	—	(140)	—	—	(140)
Interest income	—	—	—	17	—	17
Other income, net	—	—	—	49	—	49
Equity in net income of subsidiaries	1,269	1,272	1,364	—	(3,905)	—
Intercompany interest and fees	(70)	(3)	49	24	—	—

Income from continuing operations before income taxes	1,189	1,269	1,272	1,721	(3,905)	1,546
Income tax expense	—	—	—	371	—	371

Income from continuing operations	1,189	1,269	1,272	1,350	(3,905)	1,175
Income from discontinued operations, net of income taxes	—	—	—	14	—	14

Net income	$1,189	$1,269	$1,272	$1,364	$(3,905)	$1,189

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

At June 24, 2011

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$—	$261	$1,492	$—	$1,755
Accounts receivable trade, net	—	—	—	1,880	—	1,880
Inventories	—	—	—	1,528	—	1,528
Intercompany receivable	51	28	—	21	(100)	—
Prepaid expenses and other current assets	1	—	2	835	—	838
Due from former parent and affiliate	—	—	—	149	—	149

Total current assets	54	28	263	5,905	(100)	6,150
Property, plant and equipment, net	1	—	—	2,684	—	2,685
Goodwill	—	—	—	7,700	—	7,700
Intangible assets, net	—	—	—	2,823	—	2,823
Due from former parent and affiliate	—	—	—	609	—	609
Investment in subsidiaries	11,531	12,148	10,891	—	(34,570)	—
Intercompany loans receivable	—	93	10,833	5,742	(16,668)	—
Other assets	—	—	32	734	—	766

Total Assets	$11,586	$12,269	$22,019	$26,197	$(51,338)	$20,733

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$90	$6	$—	$96
Accounts payable	—	—	—	603	—	603
Intercompany payable	21	—	—	79	(100)	—
Accrued and other current liabilities	—	—	35	1,346	—	1,381
Income taxes payable	—	—	—	288	—	288
Guaranteed contingent tax liabilities	—	—	—	162	—	162

Total current liabilities	21	—	125	2,484	(100)	2,530
Long-term debt	—	—	4,005	65	—	4,070
Income taxes payable	—	—	—	1,622	—	1,622
Guaranteed contingent tax liabilities	—	—	—	554	—	554
Intercompany loans payable	1,322	738	5,741	8,867	(16,668)	—
Other liabilities	—	—	—	1,714	—	1,714

Total Liabilities	1,343	738	9,871	15,306	(16,768)	10,490
Shareholders’ Equity	10,243	11,531	12,148	10,891	(34,570)	10,243

Total Liabilities and Shareholders’ Equity	$11,586	$12,269	$22,019	$26,197	$(51,338)	$20,733

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 24, 2011

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(23)	$169	$270	$1,193	$—	$1,609

Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(303)	—	(303)
Sale of investments	—	—	—	14	—	14
Acquisition-related payments	—	—	—	(13)	—	(13)
Acquisition of licenses and technology	—	—	—	(4)	—	(4)
Net increase in intercompany loans	—	—	(341)	—	341	—
Increase in investment in subsidiary	—	(199)	—	—	199	—
Other	—	—	—	(9)	—	(9)

Net cash used in continuing investing activities	—	(199)	(341)	(315)	540	(315)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(307)	—	—	(307)
Repayment of debt	—	—	(250)	(4)	—	(254)
Dividends paid	(297)	—	—	—	—	(297)
Repurchase of shares	(378)	—	—	—	—	(378)
Proceeds from exercise of share options	164	—	—	—	—	164
Payment of contingent consideration	—	—	—	(71)	—	(71)
Net intercompany loan borrowings	487	30	—	(176)	(341)	—
Intercompany dividend received (paid)	—	—	490	(490)	—	—
Capital contribution from parent	—	—	—	199	(199)	—
Other	48	—	—	(35)	—	13

Net cash provided by (used in) continuing financing activities	24	30	(67)	(577)	(540)	(1,130)

Effect of currency rate changes on cash	—	—	—	26	—	26

Net increase (decrease) in cash and cash equivalents	1	—	(138)	327	—	190
Cash and cash equivalents at beginning of period	1	—	399	1,165	—	1,565

Cash and cash equivalents at end of period	$2	$—	$261	$1,492	$—	$1,755

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 25, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(8)	$(39)	$(119)	$1,641	$—	$1,475

Cash Flows From Investing Activities:
Capital expenditures	(1)	—	—	(272)	—	(273)
Sale of investments	—	—	—	7	—	7
Acquisition-related payments, net of cash acquired	—	—	—	(189)	—	(189)
Acquisition of licenses and technology	—	—	—	(70)	—	(70)
Interest in class action settlement fund	—	—	—	(33)	—	(33)
Divestitures	—	—	—	18	—	18
Net increase in intercompany loans	—	—	(7,115)	—	7,115	—
Other	—	—	—	6	—	6

Net cash used in continuing investing activities	(1)	—	(7,115)	(533)	7,115	(534)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(1)	—	—	(1)
Repayment of debt	—	—	—	(87)	—	(87)
Dividends paid	(270)	—	—	—	—	(270)
Repurchase of shares	(78)	—	—	—	—	(78)
Proceeds from exercise of share options	105	—	—	—	—	105
Net intercompany loan borrowings	251	39	—	6,825	(7,115)	—
Intercompany dividend received (paid)	—	—	7,353	(7,353)	—	—
Other	—	—	(11)	7	—	(4)

Net cash provided by (used in) continuing financing activities	8	39	7,341	(608)	(7,115)	(335)

Discontinued Operations:
Net cash provided by discontinued operating activities	—	—	—	43	—	43
Net cash used in discontinued investing activities	—	—	—	(9)	—	(9)

Net cash provided by discontinued operations	—	—	—	34	—	34

Effect of currency rate changes on cash	—	—	—	16	—	16

Net (decrease) increase in cash and cash equivalents	(1)	—	107	550	—	656
Cash and cash equivalents at beginning of period	1	—	135	1,331	—	1,467

Cash and cash equivalents at end of period	$—	$—	$242	$1,881	$—	$2,123

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restructuring Initiatives

During the third quarter of fiscal 2011, we launched a restructuring program, designed to improve our cost structure. This program includes actions across all three segments as well as corporate. We expect to incur total charges of approximately $275 million as the specific actions required to execute on these initiatives are identified and approved, most of which are expected to be incurred by the end of fiscal 2014.

In fiscal 2009, we launched a restructuring program designed to improve our cost structure. This program includes actions across all three segments as well as corporate. We expect to incur total charges of approximately $200 million under this program, which are recorded as the specific actions required to execute on these initiatives are identified and approved. The anticipated expenditures primarily relate to employee severance and benefits. As of June 24, 2011, we had incurred $158 million of net restructuring charges under the 2009 program since its inception and expect to incur most of the remaining charges by the end of 2011. This program excludes restructuring actions associated with acquisitions. In addition to continuing to incur charges under the 2009 program, we also expect to incur additional charges as restructuring actions stemming from our recent acquisitions are implemented.

Results of Operations

Quarters and Nine Months Ended June 24, 2011 and June 25, 2010

The following table presents results of operations, including percentage of net sales:

	Quarters Ended				Nine Months Ended
(Dollars in Millions)	June 24, 2011		June 25, 2010		June 24, 2011		June 25, 2010
Net sales	$2,926	100.0%	$2,564	100.0%	$8,496	100.0%	$7,759	100.0%
Cost of goods sold	1,255	42.9	1,138	44.4	3,658	43.1	3,421	44.1

Gross profit	1,671	57.1	1,426	55.6	4,838	56.9	4,338	55.9
Selling, general and administrative expenses	886	30.3	753	29.4	2,600	30.6	2,341	30.2
Research and development expenses	138	4.7	109	4.3	387	4.6	321	4.1
Restructuring charges, net	32	1.1	25	1.0	83	1.0	56	0.7
Shareholder settlement income	—	—	—	—	(11)	(0.1)	—	—

Operating income	615	21.0	539	21.0	1,779	20.9	1,620	20.9
Interest expense	(51)	(1.7)	(54)	(2.1)	(153)	(1.8)	(140)	(1.8)
Interest income	6	0.2	6	0.2	17	0.2	17	0.2
Other (expense) income, net	(12)	(0.4)	21	0.8	—	—	49	0.6

Income from continuing operations before income taxes	558	19.1	512	20.0	1,643	19.3	1,546	19.9
Income tax expense	26	0.9	160	6.2	220	2.6	371	4.8

Income from continuing operations	532	18.2	352	13.7	1,423	16.7	1,175	15.1
Income (loss) from discontinued operations, net of income taxes	3	0.1	12	0.5	(6)	(0.1)	14	0.2

Net income	$535	18.3	$364	14.2	$1,417	16.7	$1,189	15.3

Net sales—Our net sales in the third quarter of fiscal 2011 increased $362 million, or 14%, to $2.926 billion, compared with $2.564 billion in the third quarter of fiscal 2010. Our net sales in the first nine months of fiscal 2011 increased $737 million, or 9%, to $8.496 billion, compared with $7.759 billion in the first nine months of fiscal 2010. Favorable currency exchange rate fluctuations resulted in increases in net sales of $132 million and $156 million for the third quarter and first nine months of fiscal 2011, respectively. The remaining increase in net sales for both periods were driven by sales growth within our Medical Devices segment, largely attributable to the acquisition of ev3 Inc., partially offset by decreased sales within our Pharmaceuticals segment, primarily resulting from the divestiture of our nuclear pharmacies within the United States during the third quarter of fiscal 2010.

Net sales generated by our businesses in the United States were $1.580 billion and $1.413 billion for the third quarter of fiscal 2011 and 2010, respectively, and $4.653 billion and $4.222 billion for the first nine months of fiscal 2011 and 2010, respectively. Our non-U.S. businesses generated net sales of $1.346 billion and $1.151 billion for the third quarter of fiscal 2011 and 2010, respectively, and $3.843 billion and $3.537 billion for the first nine months of fiscal 2011 and 2010, respectively. Our business outside the United States accounted for approximately 46% and 45% of our net sales for the third quarter of fiscal 2011 and 2010, respectively, and 45% and 46% for the first nine months of fiscal 2011 and 2010, respectively. Japan represented approximately 8% of our net sales for both the third quarter and first nine months of fiscal 2011. Our results of operations for these periods were not adversely impacted by the natural disasters that occurred during the second quarter of fiscal 2011 in Japan.

Net sales by geographic area are shown in the following tables:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth (1)
(Dollars in Millions)	June 24, 2011	June 25, 2010
U.S.	$1,580	$1,413	12%	—%	12%
Other Americas	191	160	19	7	12
Europe	721	637	13	12	1
Asia-Pacific	434	354	23	13	10

	$2,926	$2,564	14	5	9

	Nine Months Ended		Percentage Change	Currency Impact	Operational Growth (1)
(Dollars in Millions)	June 24, 2011	June 25, 2010
U.S.	$4,653	$4,222	10%	—%	10%
Other Americas	537	483	11	5	6
Europe	2,048	2,007	2	2	—
Asia-Pacific	1,258	1,047	20	9	11

	$8,496	$7,759	9	2	7

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

Cost of goods sold—Cost of goods sold was 42.9% and 43.1% of net sales in the third quarter and first nine months of fiscal 2011, respectively, compared with 44.4% and 44.1% of net sales in the third quarter and first nine months of fiscal 2010, respectively. The decrease in cost of goods sold as a percent of net sales for the first nine months of fiscal 2011 compared to the comparative prior year period was primarily attributable to a more favorable mix of businesses resulting primarily from acquisitions and divestitures in the prior year, as well as manufacturing cost reductions. The decrease for the first nine months of fiscal 2011 was partially offset by $32 million of charges in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon the acquisition of ev3 and increased raw material prices.

Selling, general and administrative expenses—Selling, general and administrative expenses in the third quarter of fiscal 2011 increased $133 million, or 18%, to $886 million, compared with $753 million in the third quarter of fiscal 2010. Selling, general and administrative expenses in the first nine months of fiscal 2011 increased $259 million, or 11%, to $2.600 billion, compared with $2.341 billion in the first nine months of fiscal 2010. The increases in selling, general and administrative expenses for both fiscal 2011 periods were largely due to increased costs, primarily selling and marketing, resulting from recent acquisitions within our Medical Devices segment.

Research and development expenses—Research and development expenses increased $29 million, or 27%, to $138 million in the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010, and increased $66 million, or 21%, to $387 million in the first nine months of fiscal 2011, compared with the same prior year period. These increases resulted from additional spending within our Medical Devices segment, primarily resulting from recent acquisitions and, to a lesser extent, increased spending within our Pharmaceuticals segment. As a percentage of our net sales, research and development expenses was 4.7% and 4.6% for the third quarter and first nine months of fiscal 2011, respectively, compared with 4.3% and 4.1% for the third quarter and first nine months of fiscal 2010, respectively.

Restructuring charges, net—During the third quarter and first nine months of fiscal 2011, we recorded net restructuring charges of $32 million and $83 million, respectively. The charges recorded during the first nine months of fiscal 2011 primarily related to severance and employee benefit costs incurred under our 2009 and 2011 programs and the cancellation of distributor and supplier agreements associated with recent acquisitions by our Medical Devices segment. In addition, during the first nine months of fiscal 2011, we reversed $16 million of restructuring reserves under our 2009 program, $10 million of which resulted from the determination that one of the restructuring actions within our Medical Supplies segment was no longer cost effective. During the third quarter and first nine months of fiscal 2010, we recorded restructuring charges of $25 million and $56 million, respectively, primarily related to severance costs across all segments.

Shareholder settlement income—During fiscal 2011, the remaining securities lawsuits were resolved. Accordingly, during the first nine months of fiscal 2011, we recorded income of $11 million related to the reversal of our portion of the remaining reserves that had previously been established.

Operating income—In the third quarter of fiscal 2011, operating income increased $76 million to $615 million, compared with operating income of $539 million in the third quarter of fiscal 2010. The increase in operating income for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 was primarily due to increased sales volume within our Medical Devices segment, largely attributable to the acquisition of ev3. The current year period also benefitted from the absence of a $19 million charge related to the write-down of accounts receivable associated with the national healthcare system in Greece. These increases to operating income were partially offset by increased costs resulting from acquisitions.

In the first nine months of fiscal 2011, operating income increased $159 million to $1.779 billion, compared with operating income of $1.620 billion in the first nine months of fiscal 2010. The increase in operating income for the first nine months of fiscal 2011 compared to the comparative prior year period was primarily due to increased sales volume within our Medical Devices segment, largely attributable to the acquisition of ev3. The current year period also benefitted from the absence of a $33 million legal charge incurred in the prior year to settle an antitrust case. These increases in operating income were partially offset by increased costs resulting from acquisitions and $27 million of incremental net restructuring charges.

Analysis of Operating Results by Segment

Net sales by segment are shown in the following tables:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 24, 2011	June 25, 2010
Medical Devices	$1,985	$1,630	22%	7%	15%
Pharmaceuticals	500	507	(1)	3	(4)
Medical Supplies	441	427	3	1	2

	$2,926	$2,564	14	5	9

	Nine Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 24, 2011	June 25, 2010
Medical Devices	$5,739	$4,942	16%	3%	13%
Pharmaceuticals	1,460	1,526	(4)	1	(5)
Medical Supplies	1,297	1,291	—	—	—

	$8,496	$7,759	9	2	7

Operating income by segment and as a percentage of segment net sales is shown in the following table:

	Quarters Ended				Nine Months Ended
(Dollars in Millions)	June 24, 2011		June 25, 2010		June 24, 2011		June 25, 2010
Medical Devices	$613	30.9%	$512	31.4%	$1,777	31.0%	$1,549	31.3%
Pharmaceuticals	80	16.0	83	16.4	237	16.2	268	17.6
Medical Supplies	59	13.4	70	16.4	181	14.0	208	16.1

Operating income of reportable segments	752	25.7	665	25.9	2,195	25.8	2,025	26.1
Unallocated amounts:
Corporate expenses	(105)		(96)		(312)		(311)
Restructuring charges, net	(32)		(25)		(83)		(56)
Acquisition-related charges(1)	—		(5)		(32)		(5)
Shareholder settlement income and legal charge	—		—		11		(33)

Consolidated operating income	$615		$539		$1,779		$1,620

(1)

Amounts for the quarter and nine months ended June 24, 2011 represent charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition.

Medical Devices

Net sales for Medical Devices by groups of products and by geography for the third quarter of fiscal 2011 and 2010 were as follows:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 24, 2011	June 25, 2010
Endomechanical Instruments	$593	$533	11%	7%	4%
Soft Tissue Repair Products	229	209	10	7	3
Energy Devices	301	252	19	6	13
Oximetry & Monitoring Products	211	189	12	5	7
Airway & Ventilation Products	183	178	3	7	(4)
Vascular Products	368	175	110	6	104
Other Products	100	94	6	8	(2)

	$1,985	$1,630	22	7	15

U.S.	$874	$685	28%	—%	28%
Non-U.S.	1,111	945	18	12	6

	$1,985	$1,630	22	7	15

Net sales for the third quarter of fiscal 2011 increased $355 million, or 22%, to $1.985 billion, compared with $1.630 billion for the third quarter of fiscal 2010. Favorable currency exchange fluctuations positively impacted net sales for the segment by $110 million. The remaining increase in net sales for the segment was driven by increased sales of Vascular Products, Energy Devices and Endomechanical Instruments. The increase in sales for Vascular Products was primarily due to the acquisition of ev3, which resulted in an additional $171 million in net sales for the segment. The increase in Energy Devices sales resulted primarily from higher sales volume of vessel sealing products in the United States and Europe. Finally, the increase in sales of Endomechanical Instruments primarily resulted from higher sales volume of stapling devices in the United States.

Operating income for the third quarter of fiscal 2011 increased $101 million to $613 million, compared with $512 million for the third quarter of fiscal 2010. Our operating margin was 30.9% for the third quarter of fiscal 2011, compared with 31.4% for the third quarter of fiscal 2010. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above, as well as the absence of a $19 million charge related to the write-down of accounts receivable associated with the national healthcare system in Greece. These increases to operating income were partially offset by increased costs related to acquisitions, particularly selling, general and administrative expenses.

Net sales for Medical Devices by groups of products and by geography for the first nine months of fiscal 2011 and 2010 were as follows:

	Nine Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 24, 2011	June 25, 2010
Endomechanical Instruments	$1,718	$1,604	7%	3%	4%
Soft Tissue Repair Products	670	641	5	3	2
Energy Devices	854	733	17	3	14
Oximetry & Monitoring Products	627	563	11	1	10
Airway & Ventilation Products	554	585	(5)	3	(8)
Vascular Products	1,033	521	98	3	95
Other Products	283	295	(4)	6	(10)

	$5,739	$4,942	16	3	13

U.S.	$2,562	$2,035	26%	—%	26%
Non-U.S.	3,177	2,907	9	5	4

	$5,739	$4,942	16	3	13

Net sales for the first nine months of fiscal 2011 increased $797 million, or 16%, to $5.739 billion, compared with $4.942 billion for the first nine months of fiscal 2010. Favorable currency exchange rate fluctuations positively impacted net sales for the segment by $139 million. The remaining increase in net sales for the segment was driven by increased sales of Vascular Products, Energy Devices, Endomechanical Instruments and Oximetry & Monitoring Products. The increase in Vascular Products sales was primarily due to the acquisition of ev3, which resulted in an additional $462 million in net sales for the segment. The increase in net sales for Energy Devices and Endomechanical Instruments resulted primarily from higher sales volume of vessel sealing products and stapling devices, respectively, largely attributable to sales of new products. Finally, the increase in sales for Oximetry & Monitoring Products was primarily driven by higher sales volume of sensors resulting from the prior year acquisition of Somanetics Corporation. These increases in net sales were somewhat offset by a decrease in sales of Airway & Ventilation Products resulting from strong sales in the prior year due to the H1N1 pandemic.

Operating income for the first nine months of fiscal 2011 increased $228 million to $1.777 billion, compared with $1.549 billion for the first nine months of fiscal 2010. Our operating margin was 31.0% for the first nine months of fiscal 2011, compared with 31.3% for the first nine months of fiscal 2010. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above, partially offset by increased costs related to acquisitions, particularly selling, general and administrative expenses.

Pharmaceuticals

Net sales for Pharmaceuticals by groups of products and by geography for the third quarter of fiscal 2011 and 2010 were as follows:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 24, 2011	June 25, 2010
Specialty Pharmaceuticals	$120	$127	(6)%	—%	(6)%
Active Pharmaceutical Ingredients	107	103	4	3	1
Contrast Products	157	150	5	5	—
Radiopharmaceuticals	116	127	(9)	3	(12)

	$500	$507	(1)	3	(4)

U.S.	$322	$352	(9)%	—%	(9)%
Non-U.S.	178	155	15	10	5

	$500	$507	(1)	3	(4)

Net sales for the third quarter of fiscal 2011 decreased $7 million to $500 million, compared with $507 million for the third quarter of fiscal 2010. This decrease was driven by a decline in Radiopharmaceuticals net sales resulting from the divestiture of our nuclear pharmacies within the United States during the third quarter of fiscal 2010 and a decline in sales of our branded products, which stemmed primarily from the inventory stocking for PENNSAID® and EXALGO® launched in the third quarter of fiscal 2010. These decreases were partially offset by increased sales of generic pharmaceuticals, primarily the fentanyl lozenge and patch.

Operating income for the third quarter of fiscal 2011 decreased $3 million to $80 million, compared with $83 million for the third quarter of fiscal 2010. Our operating margin was 16.0% for the third quarter of fiscal 2011, compared with 16.4% for the third quarter of fiscal 2010. The decrease in operating income was primarily due to increased research and development and environmental expenses, partially offset by a decrease in selling and marketing spending.

Net sales for Pharmaceuticals by groups of products and by geography for the first nine months of fiscal 2011 and 2010 were as follows:

	Nine Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 24, 2011	June 25, 2010
Specialty Pharmaceuticals	$357	$373	(4)%	—%	(4)%
Active Pharmaceutical Ingredients	312	302	3	1	2
Contrast Products	454	437	4	2	2
Radiopharmaceuticals	337	414	(19)	—	(19)

	$1,460	$1,526	(4)	1	(5)

U.S.	$956	$1,057	(10)%	—%	(10)%
Non-U.S.	504	469	7	3	4

	$1,460	$1,526	(4)	1	(5)

Net sales for the first nine months of fiscal 2011 decreased $66 million, or 4%, to $1.460 billion, compared with $1.526 billion for the first nine months of fiscal 2010. This decrease primarily resulted from a decline in Radiopharmaceuticals and, to a much lesser extent, Specialty Pharmaceuticals net sales. The decrease in Radiopharmaceuticals sales resulted from the divestiture of our nuclear pharmacies within the United States during the third quarter of fiscal 2010. The decrease in Specialty Pharmaceuticals sales was attributable to a decline in sales of our older branded products, primarily resulting from generic competition, partially offset by sales of PENNSAID® and EXALGO®.

Operating income for the first nine months of fiscal 2011 decreased $31 million to $237 million, compared with $268 million for the first nine months of fiscal 2010. Our operating margin was 16.2% for the first nine months of fiscal 2011, compared with 17.6% for the first nine months of fiscal 2010. The decrease in operating income was primarily due to the decrease in gross profit resulting from the overall segment sales decline discussed above. In addition, the decline in operating income and margin resulted from increased research and development expenses and increased selling and marketing expenses to support our recent product launches, partially offset by decreased legal costs.

Medical Supplies

Net sales for Medical Supplies by groups of products and by geography for the third quarter of fiscal 2011 and 2010 were as follows:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 24, 2011	June 25, 2010
Nursing Care Products	$199	$194	3%	2%	1%
Medical Surgical Products	110	102	8	4	4
SharpSafety Products	77	77	—	(1)	1
Original Equipment Manufacturer (OEM) Products	55	54	2	1	1

	$441	$427	3	1	2

U.S.	$384	$376	2%	—%	2%
Non-U.S.	57	51	12	13	(1)

	$441	$427	3	1	2

Net sales for the third quarter of fiscal 2011 increased $14 million, or 3%, to $441 million, compared with $427 million for the third quarter of fiscal 2010. The increase in net sales for the segment was driven by increased sales of Medical Surgical Products and, to a lesser extent, Nursing Care Products. The increase in sales of Medical Surgical Products was largely attributable to sales of a new disposable lead wire system, while the sales increase in Nursing Care Products resulted from higher sales of incontinence and enteral feeding products.

Operating income for the third quarter of fiscal 2011 decreased $11 million to $59 million, compared with $70 million for the third quarter of fiscal 2010. Our operating margin was 13.4% for the third quarter of fiscal 2011, compared with 16.4% for the third quarter of fiscal 2010. The decrease in operating income and margin primarily resulted from increased raw material costs, partially offset by the overall segment sales performance discussed above.

Net sales for Medical Supplies by groups of products and by geography for the first nine months of fiscal 2011 and 2010 were as follows:

	Nine Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 24, 2011	June 25, 2010
Nursing Care Products	$589	$586	1%	1%	—%
Medical Surgical Products	323	311	4	1	3
SharpSafety Products	226	240	(6)	—	(6)
Original Equipment Manufacturer (OEM) Products	159	154	3	—	3

	$1,297	$1,291	—	—	—

U.S.	$1,135	$1,130	—%	—%	—%
Non-U.S.	162	161	1	2	(1)

	$1,297	$1,291	—	—	—

Net sales for the first nine months of fiscal 2011 increased $6 million to $1.297 billion, compared with $1.291 billion for the first nine months of fiscal 2010. The increase in net sales for the segment was primarily driven by increased sales of Medical Surgical Products largely attributable to sales of a new disposable lead wire system. This increase was partially offset by a decline in sales of SharpSafety Products primarily resulting from stronger sales in the comparative prior year period due to the H1N1 flu pandemic.

Operating income for the first nine months of fiscal 2011 decreased $27 million to $181 million, compared with $208 million for the first nine months of fiscal 2010. Our operating margin was 14.0% for the first nine months of fiscal 2011, compared with 16.1% for the first nine months of fiscal 2010. The decrease in operating income and margin resulted from increased raw material costs.

Corporate

Corporate expense was $105 million for the third quarter of fiscal 2011, compared with $96 million for the third quarter of fiscal 2010 and $312 million for the first nine months of fiscal 2011, compared with $311 million for the comparative prior year period.

Non-Operating Items

Interest Expense and Interest Income

During the third quarters of fiscal 2011 and 2010, interest expense was $51 million and $54 million, respectively, and interest income was $6 million in each period. During the first nine months of fiscal 2011 and 2010, interest expense was $153 million and $140 million, respectively, and interest income was $17 million in each period. The increase in interest expense during the first nine months of fiscal 2011, compared with the comparative prior year periods was due to the issuance of $1.5 billion in senior notes during the fourth quarter of fiscal 2010, partially offset by the repayment of our $250 million 5.2% senior notes upon maturity. These increases were more than offset by the favorable impact of interest rate swaps entered into in 2011, resulting in an overall decrease in interest expense for the third quarter of fiscal 2011 compared to the comparative prior year quarter.

Other (Expense) Income, net

During the third quarter of fiscal 2011, we recorded other expense, net of $12 million, which includes expense of $13 million and a corresponding decrease to our receivable from Tyco International Ltd. and TE Connectivity Ltd. (formerly Tyco Electronics Ltd.). During the first nine months of fiscal 2011, we recorded other income of $7 million and a corresponding increase to our receivable from Tyco International and TE Connectivity. These amounts reflect 58% of interest and other income taxes payable recorded and/or released during each period that will be subject to the Tax Sharing Agreement. The $7 million of income recorded during the first nine months of fiscal 2011 was offset by a $7 million net loss on investments.

During the third quarter and first nine months of fiscal 2010, we recorded other income of $21 million and $49 million, respectively. These amounts include income of $22 million and $48 million and corresponding increases to our receivable from Tyco International and TE Connectivity, for the third quarter and first nine months of fiscal 2010, respectively.

Income Taxes

Income tax expense was $26 million and $160 million on income from continuing operations before income taxes of $558 million and $512 million for the third quarters of fiscal 2011 and 2010, respectively. This resulted in effective tax rates of 4.7% and 31.3% for the third quarters of fiscal 2011 and 2010, respectively. Income tax expense was $220 million and $371 million on income from continuing operations before income taxes of $1.643 billion and $1.546 billion for the first nine months of fiscal 2011 and 2010, respectively. This resulted in effective tax rates of 13.4% and 24.0% for the first nine months of fiscal 2011 and 2010, respectively. The decrease in the effective tax rate for the third quarter and first nine months of fiscal 2011, compared to the comparative prior year periods resulted primarily from a favorable settlement reached with certain non-U.S. taxing authorities and, to a lesser extent, the release of certain U.S. and non-U.S. uncertain tax positions due to statute expirations. In addition, the decrease in the effective tax rate in both current year periods resulted from an increase in earnings in lower tax jurisdictions, the retroactive reenactment of the U.S. research and development tax credit and the implementation of our tax planning strategies.

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

Nine Months Ended June 24, 2011 Cash Flow Activity

The net cash provided by operating activities of $1.609 billion was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization, partially offset by an increase in inventory of $175 million. We estimate that within the next 12 months we will make a net payment of $327 million in connection with the settlements of U.S. tax audits for the years 1997 through 2004 and other non-U.S. audits, of which approximately $220 is expected to occur in fiscal 2011. These amounts include the net payments expected to be made under the Tax Sharing Agreement.

The net cash used in investing activities of $315 million was primarily due to capital expenditures of $303 million.

The net cash used in financing activities of $1.130 billion was primarily the result of the repayment of $307 million under our commercial paper program and the repayment of our $250 million 5.2% senior notes upon maturity. In addition, we paid $378 million to repurchase shares and made dividend payments of $297 million.

Capitalization

Shareholders’ equity was $10.243 billion, or $20.78 per share, at June 24, 2011, compared with $8.974 billion, or $18.13 per share, at September 24, 2010. Net income of $1.417 billion, favorable changes in currency exchange rates of $174 million and proceeds from the exercise of options of $164 million, were partially offset by the repurchase of shares of $378 million and dividends declared of $198 million during the first nine months of fiscal 2011.

At June 24, 2011, total debt was $4.166 billion and cash was $1.755 billion, compared with total debt of $4.706 billion and cash of $1.565 billion at September 24, 2010. The decrease in our total debt primarily resulted from the partial repayment of amounts outstanding under our commercial paper program and the repayment of our $250 million 5.2% senior notes upon maturity. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 29% at June 24, 2011, compared with 34% at September 24, 2010.

We are required to maintain an available unused balance under our $1.425 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. At June 24, 2011, we had $90 million of commercial paper outstanding and no amount outstanding under the credit facility.

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Dividends

Dividend payments totaled $297 million for the first nine months of fiscal 2011. On July 20, 2011, the Board of Directors declared a quarterly cash dividend of $0.20 per share to shareholders of record at the close of business on August 1, 2011. The dividend is payable on August 19, 2011.

Share Repurchases

During the first nine months of fiscal 2011, we purchased approximately 7.3 million shares for $375 million under our $1.0 billion share repurchase program. Since inception of the share repurchase program, we have purchased approximately 13.8 million shares for $625 million. We also repurchase shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and to settle certain option exercises. During the first nine months of fiscal 2011, we spent $3 million to acquire shares in connection with such share-based awards.

Commitments and Contingencies

Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Further information regarding our legal proceedings is provided in note 14 to our consolidated financial statements and in Part II, Item 1 of this 10-Q.

Income Taxes

Our income tax returns are periodically examined by various tax authorities. The U.S. Internal Revenue Service (IRS) has commenced its examination of our U.S. federal income tax returns for the years 2008 and

2009. Open periods for examination also include certain periods during which we were a subsidiary of Tyco International. The resolution of the matters arising during periods during which we were a Tyco International subsidiary is subject to the conditions set forth in the Tax Sharing Agreement discussed in note 13 to our consolidated financial statements. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation. We have potential liabilities related to these income tax returns and have included our best estimate of potential liabilities for these years within our current and non-current taxes payable. With respect to these potential income tax liabilities from all of these years, we believe that the amounts recorded in our consolidated financial statements as current or non-current taxes payable are adequate.

In accordance with the Tax Sharing Agreement, we share certain contingent liabilities relating to unresolved tax matters of Tyco International for periods prior to the separation, with Covidien assuming 42%, Tyco International 27% and TE Connectivity 31% of the total amount. We are the primary obligor to the taxing authorities for $1.936 billion of contingent tax liabilities that are recorded on the consolidated balance sheet at June 24, 2011, $1.426 billion of which relates to periods prior to the separation and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. The actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, some of which may not be resolved for several years.

In addition, pursuant to the terms of the Tax Sharing Agreement, we have recorded a current and long-term receivable from Tyco International and TE Connectivity of $149 million and $609 million, respectively, which are classified as due from former parent and affiliate on our consolidated balance sheet at June 24, 2011. These receivables primarily reflect 58% of our contingent tax liabilities that are subject to the Tax Sharing Agreement. If Tyco International and TE Connectivity default on their obligations to us under the Tax Sharing Agreement, however, we would be liable for the entire amount of such liabilities.

The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect our income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and we believe that some of these adjustments are likely to be resolved within the next 12 months. With respect to other adjustments, Tyco International has indicated that settlement is unlikely. In the event that Tyco International is unable to resolve these issues in the IRS administrative process, Tyco International will likely contest certain adjustments related to disallowed deductions through litigation. While we believe that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a significant effect on our consolidated financial statements.

The IRS continues to audit certain of Tyco International’s U.S. federal income tax returns for the years 2001 through 2004. Tyco International and the IRS have entered into settlements related to certain outstanding tax matters arising in this audit cycle, which otherwise remains open and subject to examination and resolution of other matters. In addition, the IRS has commenced its examination of certain of Tyco International’s U.S. federal income tax returns for the years 2005 through 2007.

In connection with the settlements of the 1997 through 2000 and 2001 through 2004 U.S. audit cycles and other non-U.S. audits, we estimate that we will be required to make a payment of approximately $314 million, net of refunds, within the next 12 months, which is included in current income taxes payable on the consolidated balance sheet. Pursuant to the Tax Sharing Agreement, we will receive net payments totaling approximately $149 million from Tyco International and TE Connectivity, which is classified as the current portion of due from former parent and affiliate on the consolidated balance sheet. We will also be required to reimburse Tyco International and TE Connectivity $162 million for our portion of their settlements. This amount is classified as the current portion of guaranteed contingent tax liabilities on the consolidated balance sheet.

The resolution of issues arising from the 1997 through 2000, 2001 through 2004 and 2005 through 2007 U.S. audit cycles and other non-U.S. audits, as well as other settlements or statute of limitations expirations, could result in a significant change in our unrecognized tax benefits. We estimate that within the next 12 months, our gross uncertain tax positions, exclusive of interest could decrease by as much as $412 million, as a result of such settlements or expirations. At September 24, 2010, our estimate of the decrease in the amount of gross uncertain tax positions, exclusive of interest, as a result of settlements or statute expirations in the upcoming 12 months was $745 million. The decrease in this amount was primarily due to changes in the estimated timing of our expected settlements. These estimates of changes to unrecognized tax benefits may not be representative of actual outcomes. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible change related to our unrecognized tax benefits.

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

Each reporting period, we evaluate the potential loss which we believe is probable as a result of our commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on our balance sheet, an adjustment will be required to increase the recorded liability to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon release from our obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. A current and non-current liability totaling $716 million relating to these guarantees was included on our consolidated balance sheet at both June 24, 2011 and September 24, 2010.

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

In connection with the sale of our Specialty Chemicals business, we provided the purchaser with an indemnification for various risks, including environmental, health, safety, tax and other matters, some of which have an indefinite term. However, the most significant portion of this indemnification relates to environmental, health and safety matters, which has a term of 17 years. A liability of $22 million relating to this indemnification was included on our consolidated balance sheet as of June 24, 2011. The value of the environmental, health and safety guarantee was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. The maximum future payments we could be required to make under the indemnification provided to the purchaser is $82 million. In addition, we were required to pay $30 million into an escrow account as collateral, which is included in other assets on the consolidated balance sheet.

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

Foreign Currency Exposures

We use forward currency exchange contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions that are denominated in certain foreign currencies. Based on a sensitivity analysis of our existing forward contracts outstanding at June 24, 2011, a 10% appreciation of the U.S. dollar from the June 24, 2011 market rates would increase the unrealized value of our forward contracts on our balance sheet by $48 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of forward contracts on our balance sheet by $59 million. However, such gains or losses on these contracts would ultimately be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Interest Rate Exposures

We manage interest rate exposure through the use of interest rate swap transactions with financial institutions acting as principal counterparties to convert a portion of fixed-rate debt to variable-rate debt. These transactions are designated as fair value hedges. During the first nine months of fiscal 2011, we entered into interest rate swaps on $300 million principal amount of our 6.0% senior notes due 2017. Under these contracts, we receive fixed amounts of interest applicable to the underlying notes and pay a floating amount based upon the three month U.S. Dollar London interbank offered rate. A 25 basis point increase or decrease in interest rates relative to interest rates as of June 24, 2011 would have an immaterial effect on our annual earnings and on the fair value of our fixed-rate debt and interest rate swaps.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 24, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on form 10-K for the fiscal year ended September 24, 2010. Other than as described below, there were no material developments during the quarter ended June 24, 2011 related to previously described legal proceedings.

On May 2, 2011, the U.S. Attorney’s Office for the District of Massachusetts issued a subpoena to ev3 Inc., one of our subsidiaries, requesting production of documents relating to the following neurovascular products: Onyx®, Axium™ and Concerto™. ev3 will comply as required with the terms of the subpoena.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
3/26/11 – 4/22/11	—	$—	—	$650,011,452
4/23/11 – 5/27/11	4,926,500	$55.8659	4,926,500	$374,788,269
5/28/11 – 6/24/11	—	$—	—	$374,788,269

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	The following materials from the Covidien plc Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

*	Furnished herewith.

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

Date: July 29, 2011