Form 10-K
period 2011-09-30
Covidien plc
filed 2011-11-23
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are “affiliates”) as of March 25, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $25,700 million (based upon the closing price of $51.95 per share as reported by the New York Stock Exchange on that date).

The number of ordinary shares outstanding as of November 16, 2011 was 482,427,803.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2012 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i	2011 Form 10-K

PART I

Item 1.	Business

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

Business Segments

We operate our businesses through three segments:

•

Medical Devices includes the development, manufacture and sale of endomechanical instruments, energy devices, soft tissue repair products, vascular products, oximetry and monitoring products, airway and ventilation products and other medical products.

•	Pharmaceuticals includes the development, manufacture and distribution of specialty pharmaceuticals, active pharmaceutical ingredients, contrast products and radiopharmaceuticals.

•	Medical Supplies includes the development, manufacture and sale of nursing care products, medical surgical products, SharpSafety products and original equipment manufacturer (OEM) products.

During fiscal 2011, we generated net sales of $11.6 billion and net income of $1.9 billion. Approximately 55% of our net sales are generated in the United States and 45% are generated outside of the United States.

Medical Devices

With fiscal 2011 net sales of $7.8 billion, our Medical Devices segment comprises 68% of our net sales. In fiscal 2010 and 2009, net sales totaled $6.7 billion, or 64% of net sales of our reportable segments, and $6.1 billion, or 61% of our net sales allocated to reportable segments, respectively. Our Medical Devices segment develops, manufactures and sells the following products:

•

Endomechanical Instruments—laparoscopic instruments and surgical staplers. Key products include: the Tri-Staple™ technology platform for endoscopic stapling, including the Endo GIA™ reloads with Tri-Staple technology and the Endo GIA ultra universal stapler; Duet TRS™ reload with tissue reinforcement; the SILS™ Port laparoscopic; and the iDrive™ powered stapling system. Sales of our stapling products represent 13% of our total net sales in fiscal 2011 and 12% of our total net sales in each of fiscal 2010 and 2009.

•

Energy Devices—vessel sealing, electrosurgical and ablation products and related capital equipment. Key products include: the ForceTriad™ tissue fusing and electrosurgery system; the LigaSure™ vessel sealing system; the Cool-tip™ radiofrequency ablation system; the Evident™ microwave ablation system; and LigaSure Advance™, a multifunctional laparoscopic instrument for use with the ForceTriad.

•

Soft Tissue Repair Products—sutures, mesh, biosurgery products and hernia mechanical devices. Key products include: the V-Loc™ absorbable wound closure device; AbsorbaTack™ absorbable mesh fixation device for hernia repair; Permacol™ biological implant for hernia and abdominal wall repair; and Parietex ProGrip™, a self-gripping, biocompatible solution for inguinal hernias.

•

Vascular Products—compression, dialysis, venous insufficiency, thrombectomy, neurovascular and peripheral vascular products. Key products include: the Pipeline® Embolization Device, an endovascular treatment for large or giant wide-necked brain aneurysms; the TurboHawk™ and

1	2011 Form 10-K

SilverHawk® plaque excision systems; Kendall SCD™ Vascular Compression System; the ClosureFAST™ radiofrequency catheter; and Trellis™ peripheral infusion system.

•

Oximetry and Monitoring Products—sensors, monitors and temperature management products. Key products include: the Nellcor™ OxiMax™ N-600x™ pulse oximeter; Nellcor™ Bispectral Index™ (BIS™) brain monitoring technology; the INVOS® Cerebral/Somatic Oximeter; and related sensors.

•

Airway and Ventilation Products—airway, ventilator, breathing systems and inhalation therapy products. Key products include: the Puritan Bennett™ 840 line of ventilators; the Puritan Bennett™ 520 and 560 portable ventilator; TaperGuard™ Evac tube; Mallinckrodt® Endotracheal Tubes; Shiley® Tracheostomy Tubes; DAR® Filters; and resuscitation bags.

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

Pharmaceuticals

With fiscal 2011 net sales of $2.0 billion, our Pharmaceuticals segment comprises 17% of our net sales. In fiscal 2010 and 2009, net sales totaled $2.0 billion, or 19% of net sales of our reportable segments, and $2.1 billion, or 21% of net sales of our reportable segments, respectively. Our Pharmaceuticals segment develops, manufactures and distributes the following products:

•	Specialty Pharmaceuticals—branded and generic pharmaceuticals, including pain and addiction treatment products.

•	Active Pharmaceutical Ingredients (API)—medicinal opiates, acetaminophen and supplies other active ingredients, including peptides, stearates and phosphates to the pharmaceutical industry.

•	Contrast Products—contrast delivery systems and contrast agents.

•	Radiopharmaceuticals—radioactive isotopes and associated pharmaceuticals used for the diagnosis and treatment of disease.

Our Specialty Pharmaceutical products are sold to major wholesalers and retail drug store chains. We market our imaging products primarily to physicians, technologists and purchasing administrators at hospitals, imaging centers, cardiology clinics and radiopharmacies.

Medical Supplies

With fiscal 2011 net sales of $1.8 billion, our Medical Supplies segment comprises 15% of our net sales. In fiscal 2010 and 2009, net sales totaled $1.7 billion, or 17% of net sales of our reportable segments, and $1.7 billion, or 18% of net sales of our reportable segments, respectively. Our Medical Supplies segment develops, manufactures and distributes the following products within the United States and Europe:

•	Nursing Care Products—incontinence, wound care, enteral feeding, urology and suction products. Key products include Curity™ and Kerlix™ gauze and bandages and Kangaroo™ brand enteral feeding systems.

•

Medical Surgical Products—operating room supply products and related accessories, electrodes, thermometry and chart paper product lines. Under our Medi-Trace™ brand, we offer a comprehensive line of monitoring, diagnostic and defibrillation electrodes.

•	SharpSafety Products—needles, syringes and sharps disposal products.

•	Original Equipment Manufacturer (OEM) Products—various medical supplies, such as needles and syringes, manufactured for other medical products companies.

2011 Form 10-K	2

Products offered by our Medical Supplies segment are used primarily in hospitals, surgi-centers and alternate care facilities, such as homecare and long-term care facilities, and are marketed to materials managers, GPOs and integrated delivery networks (IDNs) primarily through third-party distributors; however, we also have direct sales representatives.

Additional information with respect to our business segments is included in note 22 to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

No customer represented 10% or more of our total net sales in fiscal 2011. Sales to one of our distributors, which supplies products from all of our segments to many end users, represented 10% of net sales in fiscal 2010 and 2009. Our net sales by geographic area are set forth below:

(Dollars in Millions)	2011	2010	2009
United States	$6,331	$5,725	$5,925
Other Americas	745	653	549
Europe	2,746	2,605	2,510
Asia—Pacific	1,752	1,446	1,279

	$11,574	$10,429	$10,263

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

We hold more than 14,000 patents and have approximately 11,900 patent applications pending in the United States and in certain other countries that relate to aspects of the technology used in many of our products. We do not consider our business to be materially dependent upon any individual patent.

Research and Development

We are engaged in research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of our existing products, and to expand the applications for our products. Our research and development efforts include internal initiatives and those that use licensed or acquired technology. We are focused on developing technologies that will provide patients and healthcare providers with solutions that meet their clinical needs in treating medical conditions through less invasive procedures and in a cost-effective manner. Our research and development expenditures were $554 million, $447 million and $427 million in fiscal 2011, 2010 and 2009, respectively.

We evaluate developing technologies in areas where we have technological or marketing expertise for possible investment or acquisition. We intend to continue to invest in research and development and focus our internal and external investments in fields that we believe will offer the greatest potential for near and long-term

3	2011 Form 10-K

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

The exercise of broad regulatory powers by the U.S. Food and Drug Administration (FDA) continues to result in increases in the amount of testing and documentation required for approval or clearance of new drugs and devices, all of which add to the expense of product introduction. Similar trends also are evident in major non-U.S. markets, including the European Union, China and Japan. Certain areas of our business are subject to additional oversight by the U.S. Drug Enforcement Administration (DEA) (for example, our pain management pharmaceutical products) or the Nuclear Regulatory Commission (for example, our radiopharmaceutical products).

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

2011 Form 10-K	4

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

Long-lived Assets

Our long-lived assets by geographic area are set forth below:

	Fiscal Years
(Dollars in Millions)	2011	2010	2009
United States	$2,093	$2,058	$1,981
Other Americas	197	146	144
Europe	343	355	398
Asia—Pacific	176	154	134

	$2,809	$2,713	$2,657

Manufacturing

We have 48 manufacturing sites located throughout the world that handle production, assembly, quality assurance testing, packaging and sterilization of our products. Our major centers of manufacturing output include sites in the following countries (with the number of sites in parentheses):

Americas	Europe	Asia—Pacific
United States (23)	Germany (2)	China (1)
Canada (2)	United Kingdom (2)	Japan (1)
Mexico (3)	Netherlands (1)	Thailand (1)
Dominican Republic (1)	France (2)	Malaysia (1)
Brazil (1)	Italy (1)
Costa Rica (1)	Ireland (4)
Puerto Rico (1)

We estimate that our manufacturing production by region in fiscal 2011 (as measured by cost of production) was approximately: Americas—82%, Europe/Middle East/Africa—13% and Asia—Pacific—5%. We expect that manufacturing production will continue to increase in the Asia—Pacific region as a proportion of total manufacturing, as the Asia—Pacific region continues to experience strong growth and we continue to implement low-cost manufacturing initiatives.

Sales, Marketing and Distribution

We have a well-trained, experienced sales force strategically located in markets throughout the world, with a direct sales presence in over 60 countries. We also utilize third-party distributors.

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

5	2011 Form 10-K

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

Medical Devices—The medical devices market is highly fragmented and competitive. There is no single company, however, that competes with us over the full breadth of products offered by our Medical Devices segment. Our competitors include diversified healthcare companies, such as Johnson & Johnson, Boston Scientific, Baxter and C.R. Bard, and other companies that are more focused on specific fields, such as Masimo and Dräger.

Pharmaceuticals—Major competitors of our active ingredients product line include Johnson & Johnson, Siegfried and Johnson Matthey, and major competitors of our specialty pharmaceuticals product line include Pfizer, Endo Pharmaceuticals, Purdue Pharma, Teva, Mylan and Watson. Our secure sources of raw opiate material, manufacturing capabilities, comprehensive generic pain management offering and established relationships with retail pharmacies enable us to compete effectively against larger generics manufacturers such as Teva and Watson. In addition, we believe that our experience with the FDA, DEA and our Risk Evaluation and Mitigation strategies (REMS) provides us the knowledge to successfully operate in this highly competitive, regulatory environment.

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

Medical Supplies—The markets in which our Medical Supplies segment participates are characterized by intense competition. While customers may choose our products based on reputation for quality, they may turn to products from low-cost suppliers. Our Medical Supplies segment competes against branded products offered by Becton Dickinson, C.R. Bard and CareFusion, as well as private-label products provided by low-cost suppliers, such as Cardinal Health and Medline.

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

2011 Form 10-K	6

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

The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information and applicable laws, we believe that it is probable that we will incur investigation and remedial costs, including asset retirement obligations, of approximately $239 million, of which $20 million is included in accrued and other current liabilities and $219 million is included in other liabilities on our consolidated balance sheet at September 30, 2011. All accruals have been recorded without giving effect to any possible future insurance proceeds.

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

Corporate History

Covidien Ltd. was incorporated in Bermuda in 2000 as a wholly-owned subsidiary of Tyco International Ltd. Until June 29, 2007, Covidien did not engage in any significant business activities and held minimal assets. As part of a plan to separate Tyco International into three independent companies, Tyco International transferred the equity interests of the entities that held all of the assets and liabilities of its healthcare businesses to Covidien and, on June 29, 2007, distributed all of its shares of Covidien to Tyco International shareholders. Our financial results reflect the consolidated operations of Covidien as an independent publicly-traded company following June 29, 2007, and a combined reporting entity comprised of the assets and liabilities used in managing Tyco International’s healthcare businesses, including Covidien, prior to and including June 29, 2007.

In December 2008, our Board of Directors approved moving our principal executive office from Bermuda to Ireland. On May 28, 2009, shareholders voted in favor of a reorganization proposal pursuant to which Covidien Ltd. common shares would be cancelled and holders of such shares would receive ordinary shares of Covidien plc on a one-to-one basis. The reorganization transaction was completed on June 4, 2009, following approval from the Supreme Court of Bermuda, at which time Covidien plc replaced Covidien Ltd. as the ultimate parent company. Shares of the Irish company, Covidien plc, began trading on the New York Stock Exchange on June 5, 2009, under the symbol “COV,” the same symbol under which Covidien Ltd. shares were previously traded.

Unless otherwise indicated, references in this Annual Report to 2011, 2010, 2009, 2008 and 2007 are to our fiscal years ended September 30, 2011, September 24, 2010, September 25, 2009, September 26, 2008 and September 28, 2007, respectively. In addition, references to Covidien include the healthcare businesses of Tyco International for fiscal 2007.

7	2011 Form 10-K

Employees

At September 30, 2011, we had approximately 41,300 employees.

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

2011 Form 10-K	8

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

Major third-party payors for healthcare services both within and outside of the United States continue to work to contain costs through, among other things, the introduction of cost containment incentives and closer scrutiny of healthcare expenditures. In March 2010, significant reforms to the U.S. healthcare system were enacted as law. The law includes provisions that, among other things, reduce Medicare reimbursement. We cannot predict what additional healthcare initiatives, if any, will be implemented, or the effect any future legislation or regulation will have on us. However, the implementation of healthcare reforms both within and outside of the United States may further reduce the level at which reimbursement is provided and adversely affect demand for and profitability of our products. Legislative or administrative reforms to U.S. or non-U.S. reimbursement practices that significantly reduce or deny reimbursement for treatments using our products could adversely affect the acceptance of our products and the prices our customers are willing to pay and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The implementation of healthcare reform in the United States may adversely affect us.

In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States. This legislation includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. The legislation also includes a $28 billion fee on the branded pharmaceutical industry over nine years starting in 2011 and a $2.8 billion annual fee on branded pharmaceuticals thereafter. The amount of branded pharmaceutical fee payable by each company is based upon market share. Since our branded pharmaceutical sales currently represent a small portion of the total market, this annual assessment has not had a significant impact on Covidien. The medical devices tax, however, may have a significant impact on our results of operations. While we are waiting for further regulations to be established, we continue to evaluate the potential impact that this tax may have on our overall business. U.S. net sales of potentially taxable medical devices represented approximately 30% to 40% of our total net sales in fiscal 2011 and, therefore, this tax burden may have a material, negative impact on our results of operations and our cash flows. In addition to the excise tax and annual fee described above, the new legislation contains numerous other provisions, many of which pertain to health insurance plans, which could adversely impact our financial results in future periods.

9	2011 Form 10-K

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

While having a contract with a GPO or IDN for a given product category can facilitate sales to members of that GPO or IDN, such contract positions can offer no assurance that sales volumes of those products will be maintained. GPOs and IDNs increasingly are awarding contracts to multiple suppliers for the same product category. Even when we are the sole contracted supplier of a GPO or IDN for a certain product category, members of the GPO or IDN generally are free to purchase from other suppliers. Furthermore, GPO and IDN contracts typically are terminable without cause upon 60 to 90 days’ notice. Accordingly, although we have multiple contracts with many major GPOs and IDNs, the members of such groups may choose to purchase from our competitors due to the price or quality offered by such competitors, which could result in a decline in our sales and profitability.

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

2011 Form 10-K	10

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

The manufacture of our products is highly exacting and complex, and our business could suffer if we, or our suppliers, encounter manufacturing problems.

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

11	2011 Form 10-K

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

2011 Form 10-K	12

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

We may pursue acquisitions of complementary businesses, technology licensing arrangements and strategic alliances to expand our product offerings and geographic presence as part of our business strategy. We may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the expected benefits of any acquisition, license arrangement or strategic alliance. Other companies may compete with us for these strategic opportunities. Even if we are successful in making an acquisition, the products and technologies that we acquire may not be successful or may require significantly greater resources and investments than we originally anticipated. We also could experience negative effects on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges. These effects, individually or in the aggregate, could cause a deterioration of our credit rating and result in increased borrowing costs and interest expense. We could experience difficulties in integrating separated organizations, systems and facilities, and personnel with diverse backgrounds. Integration of an acquired business also may require management resources that otherwise would be available for development of our existing business. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our business, results of operations, financial condition and cash flows could be materially and adversely affected.

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

13	2011 Form 10-K

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

Our operations outside of the United States are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs. Sales outside of the United States made up approximately 45% of our net sales in fiscal 2011 and we expect that non-U.S. sales will contribute significantly to future growth. The risks associated with our operations outside the United States include:

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

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. Approximately 45% of our net sales for fiscal 2011 were derived from sales in non-U.S. markets, and we expect sales from non-U.S. markets to continue to represent a significant portion of our net sales. Therefore, if the U.S. Dollar strengthens in relation to the currencies of other countries where we sell our products, such as the Euro, our U.S. Dollar reported revenue and income will decrease. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant effect on our operating results.

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

2011 Form 10-K	14

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

15	2011 Form 10-K

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

Current or worsening economic conditions may adversely affect our business and financial condition.

The global financial crisis has caused extreme disruption in the financial markets, including severely diminished credit availability and liquidity, affecting many of our customers. Customers may reduce spending during times of economic uncertainty, and it is possible that suppliers also may be adversely affected. Decreased consumer spending levels and increased pressure on prices for our products and services could result in decreased revenues and have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, many customers, including many governments or entities that rely on government funding, may be unable to pay on a timely basis, or may pay at a significant discount, for our products that they do purchase. We have, for example, experienced significant delays in the collection of receivables from the national health care systems in certain countries including, but not limited to, certain regions in Spain, Italy and Portugal. Repayment of these receivables is dependent upon the financial stability of the economies of those countries. In light of the current Euro zone financial crisis, we continue to monitor the countries’ creditworthiness. Failure to receive payment of all or a significant portion of these receivables could materially adversely affect our results of operations.

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our business and our ability to access financing.

Although we intend to finance expansion and renovation projects with existing cash, cash flow from operations and borrowing under our existing commercial paper program or senior credit facility, we may require additional financing to support our continued growth. Uncertainties in the capital and credit markets, however, could limit our access to capital on terms acceptable to us or at all. General economic conditions could also result in severe downward pressure on the equity and credit markets, which could reduce the return available on invested corporate cash, reduce the return on investments under pension plans and thereby potentially increase funding obligations, all of which, if severe and sustained, could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Relating to Tax Matters

Examination and audits by tax authorities, including the Internal Revenue Service, could result in additional tax payments.

Our tax returns are subject to examination by various tax authorities, including the U.S. Internal Revenue Service (IRS). The IRS has commenced its examination of our U.S. federal income tax returns. Open periods for examination also include certain periods during which we were a subsidiary of Tyco International. The resolution of the matters arising during periods in which we were a Tyco International subsidiary is subject to the conditions set forth in the Tax Sharing Agreement discussed below. Under the Tax Sharing Agreement, Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation. In connection with such examinations, tax authorities, including the IRS, have proposed tax adjustments. Tyco International has appealed certain of the proposed tax adjustments and it is our understanding that Tyco International intends to vigorously defend its previously filed tax returns. In the event that Tyco International is unable to resolve these issues in the IRS administrative process, Tyco International will likely contest the adjustments through litigation. The outcome of any such litigation is uncertain and could result in a significant

2011 Form 10-K	16

increase in our liability for taxes arising during these periods. While we believe that the amounts recorded as current and non-current taxes payable and guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a significant effect on our financial statements.

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

We share responsibility for certain of our, Tyco International’s and TE Connectivity Ltd.’s (formerly Tyco Electronics Ltd.) income tax liabilities for tax periods prior to and including June 29, 2007.

On June 29, 2007, we entered into a Tax Sharing Agreement with Tyco International and TE Connectivity pursuant to which we share responsibility for certain of our, Tyco International’s and TE Connectivity’s income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, we, Tyco International and TE Connectivity share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation. All costs and expenses associated with the management of these shared tax liabilities are being shared equally among the parties. Under the Tax Sharing Agreement, Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to and including June 29, 2007. The timing, nature and amount of any settlement agreed to by Tyco International may not be in our best interests. The other parties to the Tax Sharing Agreement will be able to remove Tyco International as the controlling party only under limited circumstances, including a change of control or bankruptcy of Tyco International, or by a majority vote of the parties. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement’s sharing formula.

We are primarily liable for taxes owed by Tyco International subsidiaries that became Covidien subsidiaries after separation. Although we share certain of these tax liabilities with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement, if Tyco International and TE Connectivity default on their obligations to us under the Tax Sharing Agreement, we would be liable for the entire amount of these liabilities.

If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party’s fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, we could be legally liable under applicable tax law for such liabilities and be required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed upon share of our, Tyco International’s and TE Connectivity’s tax liabilities.

In September 2011, Tyco International announced its intention to spin-off two of its businesses to its shareholders, with Tyco International remaining as a publicly-traded company. Although these transactions are in preliminary stages, the completion of these transactions could adversely impact Tyco International’s ability to fulfill its obligations to us under the Tax Sharing Agreement.

17	2011 Form 10-K

If the distribution of Covidien and TE Connectivity common shares by Tyco International to its shareholders or certain internal transactions undertaken in anticipation of the separation are determined to be taxable for U.S. federal income tax purposes, we could incur significant U.S. federal income tax liabilities.

Tyco International has received private letter rulings from the IRS regarding the U.S. federal income tax consequences of the distribution of Covidien and TE Connectivity common shares by Tyco International to its shareholders, substantially to the effect that the distribution, except for cash received in lieu of a fractional share, of our shares and the TE Connectivity common shares, will qualify as tax-free under Sections 368(a)(1)(D) and 355 of the Code. The private letter rulings also provided that certain internal transactions undertaken in anticipation of the separation would qualify for favorable treatment under the Code. In addition to obtaining the private letter rulings, Tyco International obtained opinions from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the distribution and certain internal transactions. The private letter rulings and the opinions relied on certain facts and assumptions, and certain representations and undertakings, from us, TE Connectivity and Tyco International regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter rulings and the opinions, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, Tyco International would recognize a gain in an amount equal to the excess of the fair market value of our shares and TE Connectivity common shares distributed to Tyco International shareholders on the distribution date over Tyco International’s tax basis in such common shares. Such gain, if recognized, generally would not be subject to U.S. federal income tax; however, we would incur significant U.S. federal income tax liabilities if it ultimately is determined that certain internal transactions undertaken in anticipation of the separation should be treated as taxable transactions.

In addition, under the terms of the Tax Sharing Agreement, in the event the distribution or the internal transactions were determined to be taxable and such determination was the result of actions taken after the distribution by us, Tyco International or TE Connectivity, the party responsible for such failure would be responsible for all taxes imposed on us, Tyco International or TE Connectivity as a result thereof. If such determination is not the result of actions taken after the distribution by us, Tyco International or TE Connectivity, then we, Tyco International and TE Connectivity would be responsible for 42%, 27% and 31%, respectively, of any taxes imposed on us, Tyco International or TE Connectivity as a result of such determination. Such tax amounts could be significant. In the event that any party to the Tax Sharing Agreement defaults in its obligation to pay distribution taxes to another party that arise as a result of no party’s fault, each non-defaulting party would be responsible for an equal amount of the defaulting party’s obligation to make a payment to another party in respect of such other party’s taxes.

Risks Relating to Our Jurisdiction of Incorporation

Legislative action in the United States could materially and adversely affect us.

Tax-Related Legislation

Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could limit the availability of tax benefits or deductions that we currently claim, override tax treaties upon which we rely, or otherwise affect the taxes that the United States imposes on our worldwide operations. Such changes could adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. In addition, if proposals were enacted that had the effect of disregarding the Irish reorganization or limiting our ability as an Irish company to take advantage of tax treaties with the United States, we could incur additional tax expense and/or otherwise incur business detriment.

2011 Form 10-K	18

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

While we believe that being incorporated in Ireland should help us maintain a competitive worldwide effective corporate tax rate, we cannot give any assurance as to what our effective tax rate will be because of, among other things, uncertainty regarding the tax policies of all the jurisdictions where we operate our business. Our actual effective tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices in the United States are located in a facility in Mansfield, Massachusetts, a portion of which is owned and the majority of which is leased. As of September 30, 2011, we owned or leased a total of 339 facilities in 65 countries. Our owned facilities consist of approximately 11 million square feet, and our leased facilities consist of approximately 8 million square feet. Our 48 manufacturing facilities are located in the United States and in 15 other countries. We believe all of these facilities are well-maintained and suitable for the operations conducted in them.

19	2011 Form 10-K

These facilities are used by the following business segments:

Number of Facilities
Medical Devices	271
Pharmaceuticals	25
Medical Supplies	27
Corporate	16

Total	339

Item 3.	Legal Proceedings

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

Products Liability Litigation

We are currently involved in litigation in various state and federal courts against manufacturers of transvaginal pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two of our subsidiaries have supplied pelvic mesh product to one of the manufacturers named in the litigation and we are indemnifying that manufacturer on certain claims. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. We believe that we have meritorious defenses to these claims and are vigorously defending against them. As of September 30, 2011, there were approximately 137 cases pending believed to involve products manufactured by our subsidiaries. During fiscal 2011, we recorded a charge of $46 million for all known pending cases and estimated future claims, net of anticipated insurance recoveries. We believe that we have adequate amounts recorded relating to these matters based on current information. While we believe that the final disposition of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on our results of operations, financial condition or cash flows, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims.

Mallinckrodt Inc., one of our subsidiaries, is one of four manufacturers of gadolinium-based contrast agents involved in litigation alleging that administration of these agents causes development of nephrogenic systemic fibrosis, in a small number of patients with advanced renal impairment. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of Ohio and cases in various state courts. Generally, complaints allege design and manufacturing defects, failure to warn, breach of warranty, fraud and violations of various state consumer protection laws. We believe that we have meritorious defenses to these complaints and are vigorously defending against them. When appropriate, we settle cases. As of September 30, 2011, there were 28 pending cases in which the plaintiff has either documented or specifically alleged use of our Optimark™ product. We no longer consider these legal proceedings to be material.

Subpoenas

On January 7, 2009, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California requesting production of documents relating to the sales and marketing of our Tofranil-PM™, Restoril™ and Magnacet™ products. We are complying as required by the terms of the subpoena.

2011 Form 10-K	20

On October 13, 2010, the U.S. Department of Health and Human Services, Office of Inspector General, issued a subpoena to ev3 Inc., one of our subsidiaries, requesting production of documents relating to the sales and marketing of the Silverhawk™ device. ev3 is complying as required with the terms of the subpoena.

On May 2, 2011, the U.S. Attorney’s Office for the District of Massachusetts issued a subpoena to ev3 requesting production of documents relating to the following neurovascular products: Onyx®, Axium™ and Concerto™. ev3 is complying as required with the terms of the subpoena.

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

Our involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in our experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. We have not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intend to continue to vigorously defend these lawsuits. When appropriate, we settle claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of September 30, 2011, there were approximately 11,700 asbestos liability cases pending against Mallinckrodt.

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

Mallinckrodt Appeal to Maine Board of Environmental Protection. One of our subsidiaries, Mallinckrodt LLC, is a successor to a company which owned and operated a chemical manufacturing facility located in Orrington, Maine from 1967 until 1982. This facility was sold in 1982 to Hanlin Group, Inc., who then sued Mallinckrodt in 1989 alleging that Mallinckrodt had violated various environmental laws during its operation of the facility. These alleged claims were settled in 1991. Under the settlement agreement, Mallinckrodt agreed to pay certain specific costs for the completion of an environmental site investigation required by the EPA and the Maine Department of Environmental Protection (MDEP). Based on the site investigation, Mallinckrodt submitted a Corrective Measures Study (CMS) plan and identified a preferred alternative which was submitted to the EPA and MDEP for approval in 2004. MDEP disagreed with the proposed alternative and served a compliance order on Mallinckrodt LLC (now known as Mallinckrodt US LLC) and United States Surgical Corporation in December 2008. The compliance order included a directive to remove a significant volume of soils at the site. On December 19, 2008, Mallinckrodt filed an appeal with the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order. A hearing before the Maine Board began on January 25,

21	2011 Form 10-K

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

As of September 30, 2011, we estimate that the cost to comply with these proposed remediation alternatives at this site ranges from $98 million to $166 million. These amounts are included in the range of aggregate environmental remediation cost estimates below. However, there are still significant uncertainties in the outcome of the pending litigation, and we continue to disagree with the level of remediation outlined in the Maine Board’s final order.

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

Remediation Cost Estimates. The ultimate cost of site cleanup and timing of future cash flow is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 30, 2011, we concluded that it was probable that we would incur remediation costs in the range of $180 million to $305 million for the cleanup of all known sites for which the costs are currently estimable. As of September 30, 2011, we concluded that the best estimate within this range was $186 million, of which $19 million was included in accrued and other current liabilities and $167 million was included in other liabilities on our consolidated balance sheet. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial condition or cash flows.

Compliance Matters

Prior to our separation from Tyco International, Tyco International received and responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including subsidiaries which are now part of Covidien. During 2005, Tyco International reported to the DOJ and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the FCPA, that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. We have continued to communicate with the DOJ and SEC to provide updates on the baseline

2011 Form 10-K	22

review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by us in the course of our ongoing compliance activities. To date, the baseline review and other compliance reviews have revealed that some past business practices may not comply with Covidien and FCPA requirements. We believe that we have adequate amounts recorded related to these matters, the amount of which is not significant.

Other Matters

We are a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. We do not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on our results of operations, financial condition or cash flows.

Executive Officers of the Registrant

Listed below are our executive officers as of November 22, 2011. References below to Covidien include the Tyco Healthcare business which, until our separation in June 2007, was part of Tyco International. At the annual meeting of the board of directors, the executive officers are elected by the board to hold office for one year until their respective successors are elected and qualified, or until earlier resignation or removal. There is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. In addition, other than between Mr. Almeida and Mr. Hanson, who are brothers-in-law, there are no family relationships between any of the executive officers.

Name	Age	Position(s)
José E. Almeida	49	President, Chief Executive Officer and Director
Charles J. Dockendorff	57	Executive Vice President and Chief Financial Officer
James C. Clemmer	47	Senior Vice President and President, Medical Supplies
Michael P. Dunford	51	Senior Vice President, Human Resources
Bryan C. Hanson	44	Senior Vice President and Group President, Surgical Solutions
Eric A. Kraus	50	Senior Vice President, Corporate Communications
John H. Masterson	50	Senior Vice President and General Counsel
Amy A. McBride-Wendell	50	Senior Vice President, Strategy and Business Development
Michael Sgrignari	48	Senior Vice President, Quality and Operations
Peter L. Wehrly	52	Senior Vice President and Group President, Respiratory & Monitoring Solutions and Vascular Therapies
Richard G. Brown, Jr.	63	Vice President, Chief Accounting Officer and Corporate Controller
Kevin G. DaSilva	47	Vice President, Treasurer and Group Financial Officer
Eric C. Green	53	Vice President, Chief Tax Officer
Coleman N. Lannum	47	Vice President, Investor Relations

José E. Almeida—Mr. Almeida has been President, Chief Executive Officer and Director of Covidien since July 2011. Mr. Almeida was a Senior Vice President from June 2007 through June 2011 and served as President, Medical Devices of Covidien from October 2006 through June 2011. Prior to that, from April 2004 to September 2006, Mr. Almeida was President of Covidien’s International business. From January 2003 to April 2004, Mr. Almeida was Chief Operating Officer of Greatbatch Technologies, and from July 1998 to December 2002, he was Vice President, Manufacturing of Covidien.

Charles J. Dockendorff—Mr. Dockendorff has been Executive Vice President and Chief Financial Officer of Covidien since December 2006. Prior to that, from October 1995 to November 2006, Mr. Dockendorff served as Vice President and Chief Financial Officer of Covidien.

James C. Clemmer—Mr. Clemmer has been Senior Vice President of Covidien since November 2009. Mr. Clemmer has been President of Covidien’s Medical Supplies business segment since October 2006. From

23	2011 Form 10-K

June 2004 to September 2006, Mr. Clemmer was Group President of the Kendall Healthcare division of Covidien, from June 2001 to June 2004, Mr. Clemmer was President of the SharpSafety and Critical Care divisions of Covidien and, from March 2001 to June 2001, Mr. Clemmer was Vice President and General Manager of the SharpSafety division of Covidien.

Michael P. Dunford—Mr. Dunford has been Senior Vice President, Human Resources of Covidien since July 2009. Prior to that, Mr. Dunford served as Vice President, Human Resources Global Processes and Systems of Covidien since May 2008. Mr. Dunford served as Vice President, Human Resources, Operations of Covidien from December 2006 to May 2008, and served as Vice President, Corporate Human Resources of Covidien from May 2003 to December 2006. Mr. Dunford held several other human resources positions with Covidien since September 1999.

Bryan C. Hanson—Mr. Hanson has been Senior Vice President and Group President for the Surgical Solutions business of Covidien since July 2011. Prior to that, from July 2006 to June 2011, Mr. Hanson served as President of Covidien’s Energy-based Devices business. Mr. Hanson held several other positions of increasing responsibility in sales, marketing and general management with Covidien since October 1992.

Eric A. Kraus—Mr. Kraus has been Senior Vice President, Corporate Communications of Covidien since July 2006. Prior to joining Covidien, from July 1999 to July 2006, Mr. Kraus was Vice President, Corporate Communications and Public Affairs of The Gillette Company.

John H. Masterson—Mr. Masterson has been Senior Vice President and General Counsel of Covidien since December 2006. Prior to that, from April 1999 to November 2006, Mr. Masterson served as Vice President and General Counsel of Covidien.

Amy A. McBride-Wendell—Ms. McBride-Wendell has been Senior Vice President, Strategy and Business Development of Covidien since December 2006. Prior to that, from March 1998 to November 2006, Ms. McBride-Wendell served as Vice President, Business Development of Covidien.

Michael Sgrignari—Mr. Sgrignari has been Senior Vice President, Quality and Operations of Covidien since July 2011. Prior to that, from May 2008 to June 2011, Mr. Sgrignari was Vice President, Operations, of Covidien’s Medical Devices business segment. Mr. Sgrignari held several other positions of increasing responsibility in engineering and operations positions with Covidien since January 1991.

Peter L. Wehrly—Mr. Wehrly has been Senior Vice President and Group President for the Respiratory & Monitoring Solutions and Vascular Therapies businesses of Covidien since July 2011. Prior to that, from April 2009 to June 2011, Mr. Wehrly served as President of Covidien’s Respiratory & Monitoring Solutions business. Prior to joining Covidien, Mr. Wehrly was President and Chief Executive Officer of Medingo Ltd., a company that produces miniature insulin patch pumps.

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

Kevin G. DaSilva—Mr. DaSilva has been Group Chief Financial Officer since July 2011 and Vice President and Treasurer of Covidien since June 2007. From July 2003 to June 2007, he was Assistant Treasurer of Tyco International. Prior to joining Tyco International, Mr. DaSilva was with Lucent Technologies Inc. where he was Financial Vice President and served as Chief Financial Officer of the Worldwide Services Division from 2002 to 2003 and Assistant Treasurer from 1997 to 2002.

Eric C. Green—Mr. Green has been the Vice President and Chief Tax Officer of Covidien since June 2007. Prior to that, from October 2003 to June 2007, he was Vice President, Tax Planning and Analysis of Tyco

2011 Form 10-K	24

International. Prior to joining Tyco International, Mr. Green was with Accenture where he was Director, Entity Tax Matters Group from July 2001 to September 2003 and Director, Global Tax Strategy/Planning from February 1998 to July 2001.

Coleman N. Lannum—Mr. Lannum has been Vice President, Investor Relations of Covidien since September 2006. He was retired from November 2005 until he joined Covidien. From February 2005 to November 2005, Mr. Lannum was a vice president for American Express Asset Management. Prior to that, Mr. Lannum was a vice president and portfolio manager with Putnam Investments.

25	2011 Form 10-K

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Covidien ordinary shares are listed and traded on the New York Stock Exchange (NYSE) under the symbol “COV.” As of November 16, 2011, there were 4,018 holders of record of Covidien ordinary shares. The following table presents the high and low sales prices of Covidien ordinary shares for the periods indicated, as reported by the NYSE, in addition to the dividends declared per ordinary share during those periods.

Fiscal Year 2011	High	Low	Dividends
First Quarter	$46.93	$39.10	$—
Second Quarter	$53.75	$45.21	$0.400
Third Quarter	$57.65	$51.34	$—
Fourth Quarter	$54.49	$43.57	$0.425

Fiscal Year 2010
First Quarter	$48.83	$40.98	$—
Second Quarter	$52.40	$47.39	$0.360
Third Quarter	$52.48	$39.27	$—
Fourth Quarter	$42.31	$35.12	$0.380

Additional information required by this item is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends“ in Item 7 of this annual report on Form 10-K.

Irish Restrictions on Import and Export of Capital

The Financial Transfers Act 1992 provides that the Irish Minister for Finance can make provision for the restriction of financial transfers between Ireland and other countries. For the purposes of this Act, “financial transfers” include all transfers which would be movements of capital or payments within the meaning of the treaties governing the European Communities if they had been made between Member States of the Communities. This Act has been used by the Minister for Finance to implement European Council Directives, which provide for the restriction of financial transfers to certain countries, organizations and people including the Al-Qaeda network and the Taliban, Belarus, Burma (Myanmar), Democratic People’s Republic of Korea, Democratic Republic of Congo, Egypt, Eritrea, Iran, Iraq, Ivory Coast, Lebanon, Liberia, Republic of Guinea, Somalia, Sudan, Syria, Tunisia, Yugoslavia (Slobodan Milosevic and associated persons) and Zimbabwe.

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

2011 Form 10-K	26

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

Issuer Purchases of Equity Securities

The following table presents information regarding Covidien’s purchases of ordinary shares during the fourth quarter of fiscal 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
6/25/11 – 7/22/11	—	$—	—	$374,788,269
7/23/11 – 8/26/11	9,493,419	$48.7772	9,493,419	$1,911,725,536
8/27/11 – 9/30/11	2,170,198	$51.2900	2,170,198	$1,800,416,161

During the fourth quarter of fiscal 2011, we completed our $1.0 billion share repurchase program. On August 11, 2011, our Board of Directors authorized a program to purchase up to $2.0 billion of our ordinary shares.

Item 6.	Selected Financial Data

The following table presents selected financial and other data for Covidien plc. The consolidated statement of operations data set forth below for fiscal 2011, 2010 and 2009, and the consolidated balance sheet data at September 30, 2011 and September 24, 2010, are derived from our audited consolidated financial statements included elsewhere in this annual report. The consolidated statement of operations data for fiscal 2008 and 2007 and the consolidated balance sheet data at September 25, 2009, September 26, 2008 and September 28, 2007 are derived from our audited consolidated financial statements that are not included in this annual report.

The selected historical financial data presented below should be read in conjunction with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Our financial information for fiscal 2007 may not be indicative of our future performance and does not necessarily reflect what our results of operations and financial condition would have been had we been operating as an independent, publicly-traded company prior to June 29, 2007.

27	2011 Form 10-K

	Fiscal Years(1)
	2011	2010	2009	2008	2007
	(Dollars in Millions, Except per Share Data)
Consolidated Statement of Operations Data:
Net sales	$11,574	$10,429	$10,263	$9,910	$8,895
Gross profit(2)	6,578	5,805	5,641	5,309	4,622
Selling, general and administrative expenses(3)	3,538	3,219	3,042	2,881	2,446
Research and development expenses(4)	554	447	427	341	260
Restructuring charges, net	122	76	61	77	57
Class action and shareholder settlement (income) charges, net of insurance recoveries	(11)	—	183	42	1,202
In-process research and development charges	—	—	115	22	38
Operating income(2) (3) (5)	2,375	2,063	1,813	1,946	585
Interest expense, net	(181)	(177)	(151)	(166)	(153)
Other income (expense), net(6)	22	40	145	199	(135)
Income from continuing operations before income taxes	2,216	1,926	1,807	1,979	297
Income (loss) from continuing operations	1,883	1,563	942	1,443	(165)
Consolidated Balance Sheet Data (End of Period):
Total assets	$20,374	$20,387	$17,139	$16,003	$18,328
Long-term debt	4,197	4,451	2,961	2,986	3,565
Shareholders’ equity	9,817	8,974	8,001	7,747	6,742
Share Data:
Income (loss) from continuing operations:
Basic earnings (loss) per share	$3.82	$3.13	$1.87	$2.89	$(0.33)
Diluted earnings (loss) per share	$3.79	$3.10	$1.86	$2.86	$(0.33)
Cash dividend declared per share	$0.83	$0.74	$0.66	$0.64	$0.16
Basic weighted-average number of shares outstanding(7)	493	500	503	500	497
Diluted weighted-average number of shares outstanding(7)	497	504	505	505	497

(1)	Fiscal 2011 includes 53 weeks. All other fiscal years noted above included 52 weeks.
(2)	Cost of goods sold for fiscal 2011 includes charges of $32 million related to inventory that had been written up to fair value upon the acquisition of a business and $9 million of restructuring-related accelerated depreciation expense. Cost of goods sold for fiscal 2010 includes $39 million related to inventory that had been written up to fair value upon the acquisition of a business.
(3)	Amount for fiscal 2011 includes legal charges of $46 million related to our indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh product liability claims, net of insurance recoveries. Amount for fiscal 2010 includes transaction costs of $39 million associated with acquisitions, a legal charge of $33 million related to an antitrust case and a net loss on divestitures of $25 million. Amount for fiscal 2009 includes legal charges totaling $94 million for three antitrust cases, a charge of $71 million for the estimated additional cost to remediate environmental matters at a site located in Orrington, Maine and charges totaling $21 million related to divestitures.
(4)	Amount for fiscal 2009 includes $30 million related to upfront fees and milestone payments for licensing arrangements entered into by our Pharmaceuticals segment.
(5)	Amount for fiscal 2007 includes asset impairment charges of $34 million.
(6)	Amounts for fiscal 2008 through 2011 relate primarily to the impact of the Tax Sharing Agreement with Tyco International and TE Connectivity. Amount for fiscal 2007 consists primarily of the allocation of Tyco International’s loss on the retirement of debt.
(7)	The number of ordinary shares outstanding immediately following the separation from Tyco International was used to calculate basic and diluted earnings per share for the periods prior to the separation because no ordinary shares, share options or restricted shares of Covidien were outstanding on or before June 29, 2007.

2011 Form 10-K	28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our selected financial data and our consolidated financial statements and the accompanying notes included in this annual report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements.”

Overview

We develop, manufacture and sell healthcare products for use in clinical and home settings. Our mission is to create and deliver innovative healthcare solutions, developed in ethical collaboration with medical professionals, which enhance the quality of life for patients and improve outcomes for our customers and our shareholders. We manage and operate our business through the following three segments:

•

Medical Devices includes the development, manufacture and sale of endomechanical instruments, energy devices, soft tissue repair products, vascular products, oximetry and monitoring products, airway and ventilation products and other medical products.

•	Pharmaceuticals includes the development, manufacture and distribution of specialty pharmaceuticals, active pharmaceutical ingredients, contrast products and radiopharmaceuticals.

•	Medical Supplies includes the development, manufacture and sale of nursing care products, medical surgical products, SharpSafety products and original equipment manufacturer (OEM) products.

Effective June 29, 2007, Covidien became the parent company owning the former healthcare businesses of Tyco International Ltd. As part of a plan to separate Tyco International into three independent companies, Tyco International transferred the equity interests of the entities that held all of the assets and liabilities of its healthcare businesses to Covidien and, on June 29, 2007, distributed all of its shares of Covidien and TE Connectivity Ltd. (formerly Tyco Electronics Ltd.) to Tyco International shareholders (the separation).

Our consolidated financial statements have been prepared in U.S. Dollars, in accordance with accounting principles generally accepted in the United States of America.

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States. This legislation includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. The legislation also includes a $28 billion fee on the branded pharmaceutical industry over nine years starting in 2011 and a $2.8 billion annual fee on branded pharmaceuticals thereafter. The amount of branded pharmaceutical fee payable by each company is based upon market share. Since our branded pharmaceutical sales currently represent a small portion of the total market, this annual assessment has not had a significant impact on Covidien. The medical devices tax, however, may have a significant impact on our results of operations. While we are waiting for further regulations to be established, we continue to evaluate the potential impact that this tax may have on our overall business. U.S. net sales of potentially taxable medical devices represented approximately 30% to 40% of our total net sales in fiscal 2011 and, therefore, this tax burden may have a material, negative impact on our results of operations and our cash flows. In addition to the excise tax and annual fee described above, the new legislation contains numerous other provisions, many of which pertain to health insurance plans, which could impact our financial results in future periods.

29	2011 Form 10-K

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

Acquisitions

In November 2011, we entered into a definitive agreement to acquire BÂRRX Medical, Inc. for approximately $325 million, with future earn out payments possible based on achievement of specific milestones. BÂRRX is a developer of bipolar radiofrequency ablation devices used in the treatment of Barrett’s esophagus syndrome. The acquisition of BÂRRX will expand our ability to treat gastrointestinal diseases. The transaction is subject to customary closing conditions, including receipt of certain regulatory approvals, and is expected to be completed during the second quarter of fiscal 2012.

In July 2010, our Medical Devices segment acquired ev3 Inc., a developer of technologies for the endovascular treatment of peripheral vascular and neurovascular diseases, for cash of approximately $2.5 billion, net of cash acquired. The acquisition of ev3 expanded our vascular intervention product offerings and presence in the vascular market.

In addition, in July 2010, our Medical Devices segment acquired Somanetics Corporation, a developer of cerebral and somatic oximetry and monitoring systems, for cash of $291 million, net of cash acquired. The acquisition of Somanetics expanded our oximetry and monitoring product portfolio and our presence in the operating room.

In November 2009, our Medical Devices segment acquired Aspect Medical Systems, Inc. (Aspect), a provider of brain monitoring technology, for cash of $150 million, net of cash acquired. In addition, we assumed $58 million of debt in the transaction, which we subsequently repaid. The acquisition of Aspect expanded our product offerings and added a brain monitoring technology to our product portfolio.

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

Licensing Agreements

To expand our entry into the branded pain management market, in June 2009, our Pharmaceuticals segment entered into a licensing agreement which granted us rights to market and distribute PENNSAID® topical solution and PENNSAID® viscous solution, product candidates for the treatment of osteoarthritis. This license arrangement included an upfront cash payment of $10 million, which was included in research and development expenses during fiscal 2009. We are also responsible for all future development activities and expenses. In addition, we may be required to make additional payments up to $120 million based upon the successful completion of specified regulatory and sales milestones, and are required to pay royalties on sales of the products. During fiscal 2010, upon FDA approval of PENNSAID® topical solution, we made a milestone payment of $15 million, which was capitalized as an intangible asset. PENNSAID® viscous solution remains in development.

2011 Form 10-K	30

To further expand our presence in the branded pain management market, in June 2009, our Pharmaceuticals segment entered into a licensing agreement which granted us rights to market and distribute in the United States EXALGO® (hydromorphone HCL extended release once daily), a pain management drug candidate, for an upfront cash payment of $10 million, which was included in research and development expenses during fiscal 2009. Under the license arrangement, we are obligated to make additional payments up to $73 million based upon the successful completion of specified development and regulatory milestones. During fiscal 2009, $10 million of such milestone payments were made and included in research and development expenses. During fiscal 2010, the FDA approved the EXALGO® product, resulting in additional payments of $55 million, which were capitalized as an intangible asset. We are also required to pay royalties on sales of the product.

Divestitures

During fiscal 2010, we sold our sleep and oxygen therapy product lines, both previously included within our Medical Devices segment. In addition, in fiscal 2010, we sold our nuclear pharmacies in the United States and our Specialty Chemicals business, both previously included within our Pharmaceuticals segment. During fiscal 2010, we recorded a net loss on divestitures of $25 million, primarily related to the sale of our sleep therapy product line. Our Specialty Chemicals business met the criteria of a discontinued operation and, accordingly has been classified as a discontinued operation in our consolidated financial statements for all periods presented. See “Discontinued Operations” for further information.

During fiscal 2009, we sold our sleep diagnostics product line within our Medical Devices segment. During fiscal 2009, we recorded charges totaling $21 million for the loss on sale of our sleep diagnostics product line and the write-down of our oxygen therapy product line to its fair value less cost to sell based on the sale agreement.

Covidien Business Factors Influencing the Results of Operations

Fiscal Year

We report our results based on a “52-53 week” year ending on the last Friday of September. Fiscal 2011 ended on September 30, 2011 and consisted of 53 weeks. Fiscal 2010 and 2009 consisted of 52 weeks and ended on September 24, 2010 and September 25, 2009, respectively. The additional week in fiscal 2011 has been reflected in our fourth quarter.

Restructuring Initiatives

In fiscal 2011, we launched a restructuring program, designed to improve our cost structure. This program includes actions across all three segments as well as corporate. We expect to incur charges of approximately $275 million under this program as the specific actions required to execute on these initiatives are identified and approved, most of which are expected to be incurred by the end of fiscal 2014. Savings from this program are estimated to be $175 million to $225 million on an annualized basis once the program is completed. During fiscal 2011, we incurred $51 million of restructuring and related charges under this program.

In fiscal 2009, we launched a $200 million restructuring program designed to improve our cost structure. This program included actions across all three segments as well as corporate. Charges under this program, primarily related to employee severance and benefits, were recorded as the specific actions required to execute on these initiatives were identified and approved. During fiscal 2011, we incurred $52 million of restructuring and related charges under this program. As of September 30, 2011, this program was substantially completed.

31	2011 Form 10-K

Research and Development Investment

Our research and development expense increased $107 million and $20 million in fiscal 2011 and 2010, respectively. Research and development expenses in fiscal 2009 include $30 million of upfront fees and milestone payments incurred in connection with the PENNSAID® and EXALGO® product license arrangements entered into by our Pharmaceuticals segment. We expect research and development expenditures to continue to increase over the next several years as a result of our internal research and development initiatives. We intend to focus our research and development investments in those fields that we believe will offer the greatest opportunity for growth and profitability. We are committed to investing in products that have a demonstrable clinical impact and value to the healthcare system and through which we can benefit from our core competencies and global infrastructure.

Sales and Marketing Investment

Selling and marketing expenses increased $304 million in fiscal 2011, compared with fiscal 2010, primarily due to increased costs resulting from prior year acquisitions and planned increases to support product launches. We expect sales and marketing expenses to continue to increase over the next several years as we make investments to drive our future growth, specifically in Asia.

Legal Charges

During fiscal 2011, we recorded legal charges of $46 million related to our indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh product liability claims, net of insurance recoveries. This amount was partially offset by income of $11 million for the reversal of our portion of the remaining reserves that had been established in fiscal 2009 to settle Tyco International securities cases.

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

Currency Exchange Rates

Our results of operations are influenced by changes in the currency exchange rates. Increases or decreases in the value of the U.S. Dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period. The percentage of net sales by major currencies for fiscal 2011 is as follows:

U.S. Dollar	57%
Euro	17
Japanese Yen	9
All other	17

100%

2011 Form 10-K	32

Results of Operations

Fiscal Years Ended 2011, 2010 and 2009

The following table presents results of operations, including percentage of net sales:

	Fiscal Years
(Dollars in Millions)	2011		2010		2009
Net sales	$11,574	100.0%	$10,429	100.0%	$10,263	100.0%
Cost of goods sold	4,996	43.2	4,624	44.3	4,622	45.0

Gross profit	6,578	56.8	5,805	55.7	5,641	55.0
Selling, general and administrative expenses	3,538	30.6	3,219	30.9	3,042	29.6
Research and development expenses	554	4.8	447	4.3	427	4.2
Restructuring charges, net	122	1.1	76	0.7	61	0.6
Shareholder settlement (income) charges	(11)	(0.1)	—	—	183	1.8
In-process research and development charges	—	—	—	—	115	1.1

Operating income	2,375	20.5	2,063	19.8	1,813	17.7
Interest expense	(203)	(1.8)	(199)	(1.9)	(175)	(1.7)
Interest income	22	0.2	22	0.2	24	0.2
Other income, net	22	0.2	40	0.4	145	1.4

Income from continuing operations before income taxes	2,216	19.1	1,926	18.5	1,807	17.6
Income tax expense	333	2.9	363	3.5	865	8.4

Income from continuing operations	1,883	16.3	1,563	15.0	942	9.2
(Loss) income from discontinued operations, net of income taxes	(15)	(0.1)	69	0.7	(35)	(0.3)

Net income	$1,868	16.1	$1,632	15.6	$907	8.8

Net sales—Our net sales for fiscal 2011 increased $1.145 billion, or 11.0%, to $11.574 billion, compared with $10.429 billion in fiscal 2010. Favorable currency exchange rate fluctuations resulted in a $269 million increase to net sales in fiscal 2011. The remaining increase in net sales was driven by sales growth within our Medical Devices segment, largely attributable to the acquisition of ev3 Inc. In addition, the extra selling week in fiscal 2011 had a favorable impact on our current fiscal year’s net sales growth.

Our net sales for fiscal 2010 increased $166 million, or 1.6%, to $10.429 billion, compared with $10.263 billion in fiscal 2009. Favorable currency exchange rate fluctuations resulted in a $198 million increase to net sales in fiscal 2010. Fiscal 2009 includes $354 million of sales of oxycodone hydrochloride extended-release tablets sold under a license agreement, which ended during the second quarter of fiscal 2009. The remaining sales increase was driven by sales growth within our Medical Devices segment largely resulting from acquisitions, partially offset by decreased sales within our Pharmaceuticals segments, primarily due to decreased sales of generic pharmaceuticals and the sale of our nuclear pharmacies in the United States.

Net sales generated by our businesses in the United States were $6.331 billion, $5.725 billion and $5.925 billion in fiscal 2011, 2010 and 2009, respectively. Our non-U.S. businesses generated net sales of $5.243 billion, $4.704 billion and $4.338 billion in fiscal 2011, 2010 and 2009, respectively. Our businesses outside the United States represented approximately 45%, 45% and 42% of our net sales for fiscal 2011, 2010 and 2009, respectively. The lower proportion of non-U.S. net sales in fiscal 2009, compared with the other two years is largely attributable to the fiscal 2009 sales of oxycodone hydrochloride extended-release tablets in the United States.

Our results of operations for fiscal 2011 were not adversely impacted by the natural disasters that occurred in Japan during the second quarter of fiscal 2011. Japan represented approximately 9%, 8% and 8% of our net sales during fiscal 2011, 2010 and 2009, respectively.

33	2011 Form 10-K

Net sales by geographic area are shown in the following tables:

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth(1)
(Dollars in Millions)	2011	2010
U.S.	$6,331	$5,725	11%	—%	11%
Other Americas	745	653	14	6	8
Europe	2,746	2,605	5	3	2
Asia—Pacific	1,752	1,446	21	10	11

	$11,574	$10,429	11	3	8

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth(1)
(Dollars in Millions)	2010	2009
U.S.	$5,725	$5,925	(3)%	—%	(3)%
Other Americas	653	549	19	12	7
Europe	2,605	2,510	4	1	3
Asia—Pacific	1,446	1,279	13	8	5

	$10,429	$10,263	2	2	—

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

Costs of goods sold—Cost of goods sold was 43.2% of net sales for fiscal 2011, compared with 44.3% of net sales for fiscal 2010. The decrease in cost of goods sold as a percent of net sales in fiscal 2011 was primarily attributable to a more favorable mix of businesses resulting primarily from acquisitions and divestitures in the prior year, as well as manufacturing cost reductions. This decrease was partially offset by increased raw materials prices.

Cost of goods sold was 44.3% of net sales for fiscal 2010, compared with 45.0% of net sales for fiscal 2009. The decrease in cost of goods sold as a percent of net sales in fiscal 2010 was primarily attributable to favorable sales mix and increased sales volume in the Medical Devices segment. This decrease was partially offset by the absence of sales of oxycodone hydrochloride extended-release tablets during fiscal 2010, which resulted in an increase of 1.5 percentage points. In addition, cost of goods sold for fiscal 2010 includes a $39 million charge related to the sale of acquired inventory that had been written up to fair value upon the acquisition of ev3, which resulted in an increase of 0.3 percentage points.

Selling, general and administrative expenses—Selling, general and administrative expenses for fiscal 2011 increased $319 million, or 9.9%, to $3.538 billion, compared with $3.219 billion in fiscal 2010. The increase in selling, general and administrative expenses for fiscal 2011 was largely due to increased costs, primarily selling and marketing, resulting from prior year acquisitions within our Medical Devices segment. Selling, general and administrative expenses were 30.6% of net sales for fiscal 2011, compared with 30.9% of net sales for fiscal 2010. The decrease in selling, general and administrative expenses as a percent of net sales resulted primarily from the extra selling week in fiscal 2011.

Selling, general and administrative expenses in fiscal 2010 increased $177 million, or 5.8%, to $3.219 billion, compared with $3.042 billion in fiscal 2009. Selling, general and administrative expenses were 30.9% of

2011 Form 10-K	34

net sales for fiscal 2010, compared with 29.6% of net sales for fiscal 2009. The increase in selling, general and administrative expense as a percentage of net sales was primarily due to increased costs resulting from prior year acquisitions and planned increases to support product launches.

Research and development expenses—Research and development expense increased $107 million to $554 million in fiscal 2011, compared with $447 million in fiscal 2010. The increase primarily resulted from additional spending within our Medical Devices segment, primarily resulting from prior year acquisitions and, to a lesser extent, increased spending within our Pharmaceuticals segment. As a percentage of our net sales, research and development expenses were 4.8% for fiscal 2011, compared with 4.3% for fiscal 2010. We plan to increase research and development expenses as a percentage of net sales to 5% to 6% over the next several years.

Research and development expense increased $20 million to $447 million, in fiscal 2010, compared with $427 million in fiscal 2009. Research and development expenses for fiscal 2009 included $30 million of upfront fees and milestone payments for licensing arrangements entered into by our Pharmaceuticals segment. The remaining $50 million increase, primarily resulted from additional spending within our Medical Devices segment. As a percentage of our net sales, research and development expense was 4.3% for fiscal 2010, compared with and 4.2% for fiscal 2009.

Restructuring charges, net—During fiscal 2011, we recorded net restructuring and related charges of $131 million, of which $9 million related to accelerated depreciation and was included in cost of goods sold. The remaining $122 million primarily related to severance and employee benefit costs incurred under our 2011 and 2009 programs and the cancellation of distributor and supplier agreements associated with prior year acquisitions by our Medical Devices segment. In addition, during fiscal 2011 we reversed $24 million of restructuring reserves, primarily under our 2009 program, $10 million of which resulted from the determination that one of the restructuring actions within our Medical Supplies segment was no longer cost effective.

During fiscal 2010, we recorded net restructuring charges of $76 million primarily related to severance costs within our Medical Supplies and Medical Devices segments. During fiscal 2009, we recorded net restructuring charges of $61 million, comprised of $66 million of charges, partially offset by $5 million of changes in estimates. The $66 million of charges includes asset impairments of $12 million primarily related to the write-down of long-lived assets of a manufacturing facility within our Pharmaceuticals segment, which has been closed as a result of cost savings initiatives. The remaining charges and changes in estimates primarily relate to severance costs across all segments and corporate.

Shareholder settlement (income) charges—During fiscal 2009, we recorded charges totaling $183 million for our share of Tyco International’s settlements of several securities cases and our portion of the estimated cost to settle all of the remaining Tyco International securities cases outstanding at that time. In fiscal 2011, all of the remaining securities lawsuits were resolved. Accordingly, during fiscal 2011, we recorded income of $11 million related to the reversal of our portion of the remaining reserves that had previously been established.

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

35	2011 Form 10-K

These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the project to completion. While we expect regulatory approval to occur in 2013, we cannot assure that the underlying assumptions used to prepare the discounted cash flow analysis will prove to be accurate or that the timely completion of the project to commercial success will occur. Actual results may differ from our estimates due to the inherent uncertainties associated with research and development projects.

In addition to this charge discussed above, during fiscal 2009, our Medical Devices segment recorded charges of $56 million for the write-off of in-process research and development, of which $36 million was associated with the acquisition of PMI and $20 million with the acquisition of intellectual property.

Operating income—In fiscal 2011, operating income increased $312 million to $2.375 billion, compared with operating income of $2.063 billion in fiscal 2010. The increase in operating income was primarily due to increased sales volume within our Medical Devices segment, largely attributable to the prior year acquisition of ev3 and the extra selling week in fiscal 2011. Fiscal 2011 also benefited from the absence of $64 million in charges relating to both acquisition transaction costs and net loss on divestitures incurred in the prior year. These increases in operating income were partially offset by increased costs resulting from acquisitions and $55 million of incremental net restructuring and related charges.

In fiscal 2010, operating income increased $250 million to $2.063 billion, compared with operating income of $1.813 billion in fiscal 2009. Operating income for fiscal 2009 included: $345 million related to sales of oxycodone hydrochloride extended-release tablets; $183 million of shareholder settlement charges; $115 million of in-process research and development charges; charges totaling $71 million for the estimated additional cost to remediate environmental matters at a site located in Orrington, Maine; and $30 million of upfront fees and milestone payments for licensing arrangements entered into by our Pharmaceuticals segment. The remaining $196 million increase in operating income was primarily due to favorable sales mix and increased sales volume within our Medical Devices segment and a $61 million decrease in legal charges associated with the settlement of antitrust cases, partially offset by increased costs related to acquisitions and new product launches.

Analysis of Operating Results by Segment

Management measures and evaluates our reportable segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment net sales and segment operating income because management evaluates the operating results of the segments excluding such items. These items include revenues and expenses related to sales of oxycodone hydrochloride extended-release (Oxy ER) tablets sold under a license agreement, which began in the fourth quarter of fiscal 2008 and ended in the second quarter of fiscal 2009, net charges associated with acquisitions, licensing arrangements and divestitures, certain legal and environmental charges, net of insurance recoveries and restructuring and related charges. Although these amounts are excluded from segment net sales and segment operating income, as applicable, they are included in reported consolidated net sales and operating income and accordingly, are included in our discussion of our consolidated results of operations.

Net sales by segment are shown in the following tables:

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2011	2010
Medical Devices	$7,829	$6,715	17%	4%	13%
Pharmaceuticals	1,967	1,991	(1)	2	(3)
Medical Supplies	1,778	1,723	3	—	3

Consolidated net sales	$11,574	$10,429	11	3	8

2011 Form 10-K	36

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2010	2009
Medical Devices	$6,715	$6,061	11%	3%	8%
Pharmaceuticals	1,991	2,096	(5)	1	(6)
Medical Supplies	1,723	1,752	(2)	—	(2)

Net sales of reportable segments	10,429	9,909	5	2	3
Sales of Oxy ER	—	354	(100)	—	(100)

Consolidated net sales	$10,429	$10,263	2	2	—

Operating income by segment and as a percentage of segment net sales for each of the last three fiscal years are shown in the following table:

	Fiscal Years
(Dollars in Millions)	2011		2010		2009
Medical Devices	$2,422	30.9%	$2,097	31.2%	$1,849	30.5%
Pharmaceuticals	318	16.2	330	16.6	343	16.4
Medical Supplies	247	13.9	254	14.7	225	12.8

Operating income of reportable segments	2,987	25.8	2,681	25.7	2,417	24.4
Unallocated amounts:
Corporate expenses	(414)		(419)		(392)
Restructuring and related charges, net	(131)		(76)		(61)
Net charges associated with acquisitions, licensing arrangements and divestitures	(32)		(90)		(166)
Legal and environmental charges, net of insurance recoveries	(35)		(33)		(330)
Impact of Oxy ER	—		—		345

Consolidated operating income	$2,375		$2,063		$1,813

Medical Devices

Net sales for Medical Devices by groups of products and by geography for fiscal 2011 compared to fiscal 2010 are as follows:

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2011	2010
Endomechanical Instruments	$2,342	$2,139	9%	3%	6%
Energy Devices	1,170	992	18	3	15
Soft Tissue Repair Products	900	854	5	3	2
Vascular Products	1,426	810	76	3	73
Oximetry & Monitoring Products	853	755	13	2	11
Airway & Ventilation Products	752	770	(2)	4	(6)
Other Products	386	395	(2)	6	(8)

	$7,829	$6,715	17	4	13

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2011	2010
U.S.	$3,483	$2,839	23%	—%	23%
Non-U.S.	4,346	3,876	12	6	6

	$7,829	$6,715	17	4	13

37	2011 Form 10-K

Net sales for fiscal 2011 increased $1.114 billion, or 17%, to $7.829 billion, compared with $6.715 billion for fiscal 2010. Favorable currency exchange rate fluctuations positively impacted net sales for the segment by $235 million. The remaining increase in net sales for the segment was driven by increased sales of Vascular Products, Energy Devices, Endomechanical Instruments and Oximetry & Monitoring Products. The increase in Vascular Products sales was primarily due to the acquisition of ev3, which resulted in an additional $542 million in net sales for the segment. The increase in net sales for Energy Devices and Endomechanical Instruments resulted primarily from higher sales volume of vessel sealing products and stapling devices, respectively, largely attributable to sales of new products. Finally, the increase in sales for Oximetry & Monitoring Products was driven by higher sales volume of sensors primarily resulting from the prior year acquisition of Somanetics Corporation. These increases in net sales were somewhat offset by a decrease in sales of Airway & Ventilation Products resulting from strong sales in the prior year due to the H1N1 pandemic. Net sales for fiscal 2011 also benefited from the extra selling week in the fourth quarter, which impacted all product groups.

Operating income for fiscal 2011 increased $325 million to $2.422 billion, compared with $2.097 billion for fiscal 2010. Our operating margin was 30.9% for fiscal 2011, compared with 31.2% for fiscal 2010. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above, partially offset by increased costs related to acquisitions, particularly selling and marketing expenses and, to a lesser extent, research and development expenses.

Net sales for Medical Devices by groups of products and by geography for fiscal 2010 compared to fiscal 2009 are as follows:

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2010	2009
Endomechanical Instruments	$2,139	$1,982	8%	3%	5%
Energy Devices	992	867	14	2	12
Soft Tissue Repair Products	854	807	6	3	3
Vascular Products	810	574	41	3	38
Oximetry & Monitoring Products	755	636	19	2	17
Airway & Ventilation Products	770	763	1	3	(2)
Other Products	395	432	(9)	6	(15)

	$6,715	$6,061	11	3	8

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2010	2009
U.S.	$2,839	$2,528	12%	—%	12%
Non-U.S.	3,876	3,533	10	5	5

	$6,715	$6,061	11	3	8

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

2011 Form 10-K	38

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

Pharmaceuticals

Net sales for Pharmaceuticals by groups of products and by geography for fiscal 2011 compared to fiscal 2010 are as follows:

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2011	2010
Specialty Pharmaceuticals	$494	$473	4%	—%	4%
Active Pharmaceutical Ingredients	416	395	5	1	4
Contrast Products	598	604	(1)	2	(3)
Radiopharmaceuticals	459	519	(12)	1	(13)

	$1,967	$1,991	(1)	2	(3)

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2011	2010
U.S.	$1,288	$1,372	(6)%	—%	(6)%
Non-U.S.	679	619	10	5	5

	$1,967	$1,991	(1)	2	(3)

Net sales for fiscal 2011 decreased $24 million, or 1%, to $1.967 billion, compared with $1.991 billion for fiscal 2010. This decrease was driven by a decline in Radiopharmaceuticals net sales resulting from the divestiture of our nuclear pharmacies within the United States during the third quarter of fiscal 2010. This decrease was largely offset by increased sales of generic pharmaceuticals, primarily the fentanyl patch and lozenge, and increased sales of acetaminophen within Active Pharmaceutical Ingredients. In addition, increased sales of EXALGO® and PENNSAID® were more than offset by the decline in sales of our older branded products due to generic competition. Net sales for fiscal 2011 also benefited from the extra selling week in the fourth quarter, which impacted all product groups.

Operating income for fiscal 2011 decreased $12 million to $318 million, compared with $330 million for fiscal 2010. Our operating margin was 16.2% for fiscal 2011, compared with 16.6% for fiscal 2010. The decrease in operating income and margin was primarily due to increased research and development expenses and increased selling and marketing expenses to support our recent product launches, partially offset by decreased legal costs. In addition, the decline in operating income was due to the overall segment sales decline discussed above.

39	2011 Form 10-K

Net sales for Pharmaceuticals by groups of products and by geography for fiscal 2010 compared to fiscal 2009 are as follows:

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2010	2009
Specialty Pharmaceuticals	$473	$544	(13)%	—%	(13)%
Active Pharmaceutical Ingredients	395	405	(2)	1	(3)
Contrast Products	604	591	2	2	—
Radiopharmaceuticals	519	556	(7)	—	(7)

	$1,991	$2,096	(5)	1	(6)

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2010	2009
U.S.	$1,372	$1,509	(9)%	—%	(9)%
Non-U.S.	619	587	5	3	2

	$1,991	$2,096	(5)	1	(6)

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

Medical Supplies

Net sales for Medical Supplies by groups of products for fiscal 2011 compared to fiscal 2010 are as follows:

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2011	2010
Nursing Care Products	$808	$783	3%	—%	3%
Medical Surgical Products	441	412	7	1	6
SharpSafety Products	308	320	(4)	—	(4)
Original Equipment Manufacturer Products	221	208	6	—	6

	$1,778	$1,723	3	—	3

	Fiscal Years		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2011	2010
U.S.	$1,560	$1,514	3%	—%	3%
Non-U.S.	218	209	4	3	1

	$1,778	$1,723	3	—	3

2011 Form 10-K	40

Net sales for fiscal 2011 increased $55 million to $1.778 billion, compared with $1.723 billion for fiscal 2010. The increase in net sales for the segment was primarily driven by increased sales of Medical Surgical Products largely attributable to sales of a new disposable lead wire system. The increase in sales of OEM products was mostly offset by a decline in sales of SharpSafety Products primarily resulting from stronger sales in the comparative prior year period due to the H1N1 flu pandemic. Net sales for fiscal 2011 also benefited from the extra selling week in the fourth quarter, which impacted all product groups.

Operating income for fiscal 2011 decreased $7 million to $247 million, compared with $254 million for fiscal 2010. Our operating margin was 13.9% for fiscal 2011, compared with 14.7% for fiscal 2010. The decrease in operating income and margin primarily resulted from increased raw material costs, partially offset by the overall segment sales performance discussed above.

Net sales for Medical Supplies by groups of products for fiscal 2010 compared to fiscal 2009 are as follows:

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

Corporate

Corporate expense was $414 million, $419 million and $392 million for fiscal 2011, 2010 and 2009. The $27 million increase in corporate expense in fiscal 2010, compared with fiscal 2009, resulted primarily from increased compensation costs and, to a lesser extent, increased legal costs, partially offset by decreased finance departmental costs.

Non-Operating Items

Interest Expense and Interest Income

During fiscal 2011, 2010 and 2009, interest expense was $203 million, $199 million and $175 million, respectively. During the fourth quarter of fiscal 2010, we issued $1.5 billion in senior notes to finance a portion

41	2011 Form 10-K

of the ev3 acquisition, which resulted in an increase in interest expense. However, in fiscal 2011, this increase was partially offset by the favorable impact of interest rate swaps entered into in fiscal 2011, the repayment of our $250 million 5.2% senior notes in October 2010 and the absence of $13 million of fees associated with a bridge financing obtained in fiscal 2010 connection with the acquisition of ev3.

The increase in interest expense for fiscal 2010, compared with fiscal 2009, resulted from the $13 million of fees associated with the bridge financing and the issuance of the $1.5 billion in senior notes.

During fiscal 2011, 2010 and 2009, interest income was $22 million, $22 million and $24 million, respectively.

Other Income, net

During fiscal 2011, 2010 and 2009, we recorded other income, net of $22 million, $40 million and $145 million, respectively. These amounts include income of $29 million, $43 million and $148 million and corresponding increases to our receivable from Tyco International and TE Connectivity, which reflects 58% of interest and other income tax payable recorded during fiscal 2011, 2010 and 2009, respectively, that will be subject to the Tax Sharing Agreement discussed in note 19 to our consolidated financial statements. Income under the Tax Sharing Agreement for fiscal 2009 includes $107 million which represents the effect on our receivable from Tyco International and TE Connectivity of Tyco International’s settlement of certain outstanding tax matters with the IRS.

Income Tax Expense

Income tax expense was $333 million, $363 million and $865 million on income from continuing operations before income taxes of $2.216 billion, $1.926 billion and $1.807 billion for fiscal 2011, 2010 and 2009, respectively. Our effective tax rate was 15.0%, 18.8% and 47.9% for fiscal 2011, 2010 and 2009, respectively.

The decrease in the effective tax rate for fiscal 2011, compared with fiscal 2010 resulted primarily from a favorable settlement reached with certain non-U.S. taxing authorities and, to a lesser extent, the release of certain U.S. and non-U.S. uncertain tax positions due to statute expirations. In addition, the decrease in the effective tax rate resulted from an increase in earnings in lower tax jurisdictions, the retroactive reenactment of the U.S. research and development tax credit and the implementation of our tax planning strategies.

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

Discontinued Operations

Specialty Chemicals business—During fiscal 2010, we sold our Specialty Chemicals business within our Pharmaceuticals segment. We decided to sell this business because its products and customer bases were not aligned with our long-term strategic objectives. This business met the discontinued operations criteria, and accordingly is included in discontinued operations for all periods presented.

2011 Form 10-K	42

We received net cash proceeds of $273 million and recorded a $20 million pre-tax gain on sale. Included within this gain is a $22 million charge associated with an indemnification, which we provided to the purchaser. In addition, we paid $30 million into an escrow account as collateral for this indemnification, which is included in other assets on the consolidated balance sheets. Additional information regarding this indemnification is discussed in “Liquidity and Capital Resources—Guarantees.”

Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses—During fiscal 2011 and 2010, we recorded a $9 million tax provision and a $20 million tax benefit, respectively, in discontinued operations. These amounts resulted from adjustments to certain income tax liabilities associated with the Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses that were sold in fiscal 2006 prior to our separation from Tyco International.

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

Fiscal 2011 Cash Flow Activity

The net cash provided by operating activities of $2.182 billion was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization and deferred income taxes, partially offset by a decrease in income taxes payable of $423 million and an increase of inventory of $203 million. During fiscal 2011, we made a net payment of $248 million in connection with the proposed settlements of U.S. tax audits for the years 1997 through 2004 and other non-U.S. audits. This amount includes a $404 million advance payment to the IRS for which we were partially reimbursed by Tyco International and TE Connectivity under the Tax Sharing Agreement, as well as, indemnification payments to Tyco International and TE Connectivity under the Tax Sharing Agreement for tax matters in which they are the primary obligor. In fiscal 2012, we expect to make additional indemnification payments of approximately $100 million to TE Connectivity related to pre-separation tax matters under the Tax Sharing Agreement.

The net cash used in investing activities of $480 million was primarily due to capital expenditures of $467 million.

The net cash used in financing activities of $1.771 billion was primarily the result of shares repurchases of $955 million and dividend payments of $396 million. In addition, we repaid $282 million under our commercial paper program and paid $250 million upon the maturity of our 5.2% senior notes.

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

43	2011 Form 10-K

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

Capitalization

Shareholders’ equity was $9.817 billion, or $20.37 per share, at September 30, 2011, compared with $8.974 billion, or $18.13 per share, at September 24, 2010. Net income of $1.868 billion and share options exercised of $187 million, were partially offset by the repurchase of shares of $955 million and dividends declared of $404 million during fiscal 2011.

At September 30, 2011, total debt was $4.208 billion and cash was $1.503 billion, compared with total debt of $4.706 billion and cash of $1.565 billion at September 24, 2010. The decrease in our total debt primarily resulted from the partial repayment of amounts outstanding under our commercial paper program and the repayment of our $250 million 5.2% senior notes upon maturity. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 30% at September 30, 2011, compared with 34% at September 24, 2010.

In August 2011, we replaced our $1.425 billion five-year unsecured senior revolving credit facility expiring in 2012, with a $1.500 billion five-year unsecured senior revolving credit facility expiring in 2016. We may increase this facility by up to $500 million to a maximum of $2.000 billion provided certain borrowing conditions are met. Borrowings under this credit facility bear interest, at our option, at a base rate or LIBOR, plus a margin dependent on our credit ratings. We are required to pay a facility fee between 7.5 to 25 basis points, depending on our credit rating, on the aggregate unused amount under the facility. The credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. No amount was outstanding under either credit facility at September 30, 2011 or September 24, 2010.

We are required to maintain an available unused balance under our $1.500 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. We had $115 million and $397 million of commercial paper outstanding at September 30, 2011 and September 24, 2010.

Dividends

Dividend payments were $396 million during fiscal 2011. On September 22, 2011, our Board of Directors declared a quarterly cash dividend of $0.225 per share to shareholders of record on October 13, 2011. The

2011 Form 10-K	44

dividend, totaling $109 million, was paid on November 4, 2011. We expect that we will continue to pay dividends comparable to this increased amount to holders of our ordinary shares. The timing, declaration and payment of future dividends to holders of our ordinary shares, however, falls within the discretion of our Board of Directors and will depend upon many factors, including the statutory requirements of Irish law, our earnings and financial condition, the capital requirements of our businesses, industry practice and any other factors the Board of Directors deems relevant.

Share Repurchases

During fiscal 2009, our Board of Directors authorized a program to purchase up to $300 million of our ordinary shares to partially offset dilution related to equity compensation plans. Shares may be repurchased from time to time, based on market conditions. During fiscal 2009, we repurchased approximately 6 million ordinary shares for $225 million under this program. We also repurchase shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. In addition, we repurchase shares to settle certain option exercises. During fiscal 2009, we spent an additional $7 million to acquire shares in connection with such share-based awards. In fiscal 2009, prior to the reorganization discussed in note 1 to our consolidated financial statements, we retired the 2.1 million shares that Covidien Ltd. held in treasury.

During fiscal 2010, our Board of Directors authorized a program to purchase up to $1.0 billion of our ordinary shares primarily to offset dilution related to equity compensation plans. We completed this share repurchase program during the fourth quarter of fiscal 2011. In August 2011, our Board of Directors authorized another program to purchase up to $2.0 billion of our ordinary shares to allow management to utilize excess cash to enhance shareholder value. Shares may be repurchased from time to time, based on market conditions. During fiscal 2010, we repurchased approximately 8 million shares for $325 million under our share buyback programs. During fiscal 2011, we repurchased approximately 19 million shares for $950 million under these programs. We spent an additional $6 million and $5 million to acquire shares in connection with share-based awards as described above during fiscal 2010 and 2011, respectively.

Commitments and Contingencies

Contractual Obligations

A summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable operating leases and other obligations at September 30, 2011 is presented in the following table.

(Dollars in Millions)	Total	2012	2013	2014	2015	2016	Thereafter
Debt(1)	$6,414	$202	$1,186	$169	$563	$266	$4,028
Capital lease obligations(1)	61	8	8	8	8	6	23
Operating leases	451	118	88	71	55	43	76
Purchase obligations(2)	171	122	15	11	11	12	—

Total contractual cash obligations(3)	$7,097	$450	$1,297	$259	$637	$327	$4,127

(1)	Interest on debt and capital lease obligations are projected for future periods using interest rates in effect as of September 30, 2011. Certain of these projected interest payments may differ in the future based on changes in market interest rates.
(2)	Purchase obligations consist of commitments for purchases of goods and services made in the normal course of business to meet operational and capital requirements.
(3)

The table above does not include $1.204 billion of unrecognized tax benefits for uncertain tax positions and $500 million of associated accrued interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows, we are unable to reasonably estimate the amount and period in which these liabilities might be paid. In addition, this table does not include other liabilities of $1.031

45	2011 Form 10-K

billion, primarily consisting of liabilities pertaining to pension and postretirement benefits, environmental liabilities, insurable liabilities and deferred compensation, because the timing of their future cash outflow is uncertain. However, the minimum required contributions to our pension plans are expected to be $36 million in fiscal 2012. We also expect to make contributions of $9 million to our postretirement benefit plans in fiscal 2012.

Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Further information regarding our legal proceedings is provided in note 21 to our consolidated financial statements and in Item 3—Legal Proceedings.

Income Taxes

Our income tax returns are periodically examined by various tax authorities. The IRS continues to examine our U.S. federal income tax returns for the years 2008 and 2009. Open periods for examination also include certain periods during which we were a subsidiary of Tyco International. The resolution of the matters arising during periods in which we were a Tyco International subsidiary is subject to the conditions set forth in the Tax Sharing Agreement discussed in note 19 to our consolidated financial statements. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation. We have potential liabilities related to these income tax returns and have included our best estimate of potential liabilities for these years within our current and non-current taxes payable. With respect to these potential income tax liabilities from all of these years, we believe that the amounts recorded in our consolidated financial statements as current or non-current taxes payable are adequate.

In accordance with the Tax Sharing Agreement, we share certain contingent liabilities relating to unresolved tax matters of Tyco International for periods prior to the separation, with Covidien assuming 42%, Tyco International 27% and TE Connectivity 31% of the total amount. We are the primary obligor to the taxing authorities for $1.631 billion of contingent tax liabilities that are recorded on the consolidated balance sheet at September 30, 2011, $1.067 billion of which relates to periods prior to the separation and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. The actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, some of which may not be resolved for several years.

In addition, pursuant to the terms of the Tax Sharing Agreement, we have recorded a receivable from Tyco International and TE Connectivity of $587 million as of September 30, 2011, substantially all of which is non-current. This amount primarily reflects 58% of our contingent tax liabilities that are subject to the Tax Sharing Agreement. If Tyco International and TE Connectivity default on their obligations to us under the Tax Sharing Agreement, however, we would be liable for the entire amount of such liabilities. During fiscal 2011, we received reimbursement payments totaling $211 million from Tyco International and TE Connectivity.

The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect our income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and we believe that some of these adjustments relating to certain Tyco International subsidiaries are likely to be resolved within the next 12 months. With respect to other adjustments, Tyco International has indicated that settlement is unlikely. In the event that Tyco International is unable to resolve these issues in the IRS

2011 Form 10-K	46

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

The IRS continues to audit certain of Tyco International’s U.S. federal income tax returns for the years 2001 through 2004 and the 2005 through 2007 audit cycles. Tyco International and the IRS have entered into settlements related to certain outstanding tax matters arising in these audit cycles, which otherwise remain open and subject to examination and resolution of other matters. During fiscal 2011, we made a $404 million advance payment to the IRS in connection with the proposed settlement of certain tax matters arising from the 1997 through 2000 and 2001 through 2004 U.S. audit cycles.

The resolution of tax matters arising from the 1997 through 2007 U.S. audits, non-U.S. audits, and other settlements or statute of limitations expirations, could result in a significant change in our unrecognized tax benefits. However, we do not expect that the total amount of unrecognized tax benefits will significantly change over the next twelve months.

Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and TE Connectivity. These guarantee arrangements and indemnifications primarily relate to certain contingent tax liabilities; we assumed and are responsible for 42% of these liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. These arrangements were valued upon our separation from Tyco International using appraisals and a liability related to these guarantees was recorded on our consolidated balance sheet, the offset of which was reflected as a reduction in shareholders’ equity.

Each reporting period, we evaluate the potential loss which we believe is probable as a result of our commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on our consolidated balance sheet, an adjustment will be required to increase the recorded liability to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon release from our obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. A liability of $660 million and $716 million relating to these guarantees was included on our consolidated balance sheet at September 30, 2011 and September 24, 2010, respectively. During fiscal 2011, we made payments totaling $55 million to Tyco International and TE Connectivity, which represents the 42% reimbursement required pursuant to the Tax Sharing Agreement for applicable tax and interest payments made by Tyco International and TE Connectivity.

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

47	2011 Form 10-K

health and safety matters, which has a term of 17 years. A liability of $22 million relating to this indemnification was included on our consolidated balance sheet as of both September 30, 2011 and September 24, 2010. The value of the environmental, health and safety guarantee was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. The maximum future payments we could be required to make under the indemnification provided to the purchaser is $82 million. In addition, we were required to pay $30 million into an escrow account as collateral, which is included in other assets on the consolidated balance sheet.

We have recorded liabilities for known indemnifications included as part of environmental liabilities, which are discussed in note 21 to our consolidated financial statements. In addition, we are liable for product performance; however in the opinion of management, such obligations will not significantly affect our results of operations, financial condition or cash flows.

At September 30, 2011, we had outstanding letters of credit and letters of guarantee in the amount of $276 million.

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

Concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. A portion of our trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies. Deteriorating credit and economic conditions in parts of Western Europe, particularly in Spain, Italy and Portugal, may continue to increase the average length of time it takes us to collect our accounts receivable in certain regions within these countries.

We have not incurred significant losses on government receivables; however, during fiscal 2010, as a result of the Greek government’s plan to repay certain of its past due receivables through the issuance of non-interest bearing bonds, we recorded a $19 million charge to write-down certain of our accounts receivable in Greece. In fiscal 2011, we received $98 million in non-interest bearing bonds from the Greek government. We sold substantially all of these bonds for proceeds of $71 million during fiscal 2011. As a result of the sale, we recorded a $4 million gain, net of the $29 million of reserves that had previously been established on the related receivables. As of September 30, 2011, we had an insignificant amount of these government bonds remaining on our consolidated balance sheet.

We continually evaluate all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries’ healthcare systems continue to deteriorate such that their ability to make payments is uncertain, additional allowances may be required in future periods. Our aggregate accounts receivable net of the allowance for doubtful accounts in Spain, Italy and Portugal and as a percent of our total outstanding accounts receivable, net are as follows:

(Dollars in Millions)	September 30, 2011	September 24, 2010	September 25, 2009
Total outstanding accounts receivable, net	$563	$457	$435
Percentage of total outstanding accounts receivable, net	32%	27%	26%

2011 Form 10-K	48

Net sales to customers in Spain, Italy and Portugal totaled $732 million, $690 million and $677 million for fiscal 2011, 2010 and 2009, respectively.

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

We sell products both direct to end user customers and through distributors who resell the products to end user customers. Rebates are provided to certain distributors that sell to end user customers at prices determined in accordance with a contract between us and the end user customer. Provisions for rebates, as well as sales discounts and returns, are accounted for as reduction of sales when revenue is recognized and are included in the reserve for returns, rebates and sales allowances within accounts receivable trade on our consolidated balance sheets. We estimate rebates based on sales terms, historical experience and trend analyses. In estimating rebates, we consider the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analyses, contractual commitments, including stated rebate rates, and other relevant information. We adjust reserves to reflect differences between estimated and actual experience, and record such adjustment as a reduction of sales in the period of adjustment. Historical adjustments to recorded reserves have not been significant and we do not expect significant revisions of these estimates in the future. Rebates charged against gross sales in fiscal 2011, 2010 and 2009 amounted to $3.409 billion, $3.149 billion, and $2.831 billion, respectively.

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

49	2011 Form 10-K

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

Contingencies—We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, patent infringement, product liability and environmental matters, as further discussed in note 21 to our consolidated financial statements. Accruals recorded for various contingencies including legal proceedings, self-insurance and other claims are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. When a range is established but a best estimate cannot be made, we record the minimum loss contingency amount. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are reevaluated each accounting period, as additional information is available. When we are initially unable to develop a best estimate of loss, we record the minimum amount of loss, which could be zero. As information becomes known, additional loss provision is recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount. We record receivables from third party insurers when we have determined that existing insurance policies will provide reimbursement. In making this determination, we consider applicable deductibles, policy limits and the historical payment experience of the insurance carriers.

Pension and Postretirement Benefits—Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. For our U.S. plans, we use a broad population of Moody’s AA-rated corporate bonds to determine the discount rate assumption. All bonds are non-callable, denominated in U.S. Dollars and have a minimum amount outstanding of $250 million. This population of bonds was used to generate a yield curve and associated spot rate curve, to discount the projected benefit payments for the U.S. plans. The discount rate is the single level rate that produces the same result as the spot rate curve. For our non-U.S. plans, the discount rate is generally determined by reviewing country and region specific government and corporate bond interest rates. A decrease in the discount rate increases the present value of pension benefit obligations and increases pension expense. A 50 basis point decrease in the discount rate would increase our present value of pension obligations by approximately $62 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our annual pension expense by approximately $4 million.

Guarantees—Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and TE Connectivity. Each reporting period, we evaluate the potential loss which we believe is probable as a result of our commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on our consolidated balance sheet, an adjustment will be required to increase the recorded liability to the amount of such potential loss. This guarantee has not been amortized into income to date because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon release from our obligations

2011 Form 10-K	50

under the Agreements, which may not occur for some years, or, as payments are made to indemnified parties. The impact of such payments is considered in the periodic evaluation of the sufficiency of the liability.

In addition, we have, from time to time, provided guarantees and indemnifications to unrelated parties. These guarantees have not been material to our consolidated financial statements. The most significant of these guarantees relates to an indemnification, which we provided to the purchaser of our Specialty Chemicals business, primarily related to environmental, health, safety, tax and other matters. As of both September 30, 2011 and September 24, 2010, we have a liability of $22 million on our consolidated balance sheet related to this indemnification; however, we could be required to make payments of up to $82 million. We periodically reassess our exposure and potential loss under these arrangements, and, in the event that an increase in the fair value of the guarantee occurs, a charge to income will be required.

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

We determine whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the uncertainty. To the extent a full benefit is not realized on the uncertain tax position, an income tax liability is established. We adjust these liabilities as a result of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. A significant portion of our potential tax liabilities are recorded in non-current income taxes payable on our consolidated balance sheets as payment is not expected within one year.

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

We have recorded significant valuation allowances in certain jurisdictions that we intend to maintain until it appears to be more likely than not that some or all of those deferred tax assets will be realized. Our valuation allowances for deferred tax assets of $6.060 billion and $5.904 billion at September 30, 2011 and September 24, 2010, respectively, relate principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. Included in the valuation allowance at September 30, 2011 and September 24, 2010 is $5.7 billion and $5.5 billion, respectively, which represents a full valuation allowance against certain non-U.S. net operating losses recorded in fiscal 2008 as a result of the receipt of a favorable tax ruling. It is highly unlikely that any of this net operating loss will be utilized.

We believe that we will generate sufficient future taxable income in the appropriate jurisdictions to realize the tax benefits related to the net deferred tax assets on our consolidated balance sheets. However, any reduction in future taxable income, including any future restructuring activities, may require that we record an additional

51	2011 Form 10-K

valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. Our income tax expense recorded in the future may also be reduced to the extent of decreases in our valuation allowances.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) updated the accounting guidance related to fair value measurements. These amendments result in convergence of fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. We are required to comply with this amendment beginning in the second quarter of fiscal 2012. The adoption of this amendment is not expected to have a material impact on our results of operations, financial condition or cash flows.

In June 2011, the FASB issued an amendment to the disclosure requirements for presentation of comprehensive income. Under this amendment, we can elect to present items of net income and other comprehensive income in a single continuous statement or in two separate, but consecutive, statements. We are required to comply with this new disclosure requirement beginning in the first quarter of fiscal 2013.

In September 2011, the FASB issued an amendment to goodwill impairment testing. This amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We are required to comply with this amendment beginning in the first quarter of fiscal 2013. The adoption of this amendment is not expected to have a material impact on our results of operations, financial condition or cash flows.

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

2011 Form 10-K	52

Foreign Currency Exposures

Foreign currency risk arises from our investments in affiliates and subsidiaries owned and operated in foreign countries. Such risk is also a result of transactions with customers in countries outside the United States. We use foreign currency exchange forward and option contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions denominated in certain foreign currencies. Based on a sensitivity analysis of our existing contracts outstanding at September 30, 2011, a 10% appreciation of the U.S. Dollar from the September 30, 2011 market rates would increase the unrealized value of contracts on our consolidated balance sheet by $44 million, while a 10% depreciation of the U.S. Dollar would decrease the unrealized value of contracts on our consolidated balance sheet by $54 million. However, such gains or losses on these contracts would ultimately be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Interest Rate Exposures

We manage interest rate exposure through the use of interest rate swap transactions with financial institutions acting as principal counterparties to convert a portion of fixed-rate debt to variable-rate debt. These transactions are designated as fair value hedges. During the second quarter of fiscal 2011, we entered into interest rate swaps on $300 million principal amount of our 6.0% senior notes due 2017, which were subsequently terminated during the fourth quarter of fiscal 2011. Since the interest rate swaps were designated as hedging instruments of outstanding debt, the $23 million gain is being amortized to interest expense over the remaining life of the related debt.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for fiscal years ended September 30, 2011, September 24, 2010 and September 25, 2009

Consolidated Balance Sheets at September 30, 2011 and September 24, 2010

Consolidated Statements of Shareholders’ Equity for fiscal years ended September 30, 2011, September 24, 2010 and September 25, 2009

Consolidated Statements of Cash Flows for fiscal years ended September 30, 2011, September 24, 2010 and September 25, 2009

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

Information on quarterly results of operations is set forth in note 23 to our consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

53	2011 Form 10-K

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment, we believe that our internal controls over financial reporting were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

2011 Form 10-K	54

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information concerning Directors, including committees of our Board of Directors, may be found under the captions “Proposal One—Election of Directors,” “Board of Directors and Board Committees,” and “Corporate Governance,” in our definitive proxy statement for our 2012 Annual General Meeting of Shareholders (the “2012 Proxy Statement”). Such information is incorporated herein by reference. Information regarding our executive officers is included at the end of Part 1 of this Annual Report on Form 10-K. The information in the 2012 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption “Corporate Governance” in our 2012 Proxy statement and is incorporated herein by reference.

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

Information concerning executive compensation may be found under the captions “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our 2012 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our 2012 Proxy Statement set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” is incorporated herein by reference.

55	2011 Form 10-K

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(4)
Equity compensation plans approved by security holders	18,966,389	$42.40	25,697,828
Equity compensation plans not approved by security holders	—	—	—

TOTAL	18,966,389	$42.40	25,697,828

(1)	As of September 30, 2011, there were 14,330,665 ordinary shares to be issued upon exercise of outstanding options with a weighted-average exercise price of $42.42, 4,568,107 ordinary shares to be issued upon settlement of restricted stock units, performance share units and accompanying dividend equivalent units granted pursuant to our amended and restated 2007 Stock and Incentive Plan and 67,617 ordinary shares to be issued upon exercise of outstanding options with a weighted-average exercise price of $39.34 pursuant to the Covidien Savings Related Share Plan.
(2)	This table does not include information regarding options and restricted stock units converted from Tyco International Ltd. awards in connection with our separation from Tyco International in June 2007. We did not assume any equity compensation plans from Tyco International, and no grants of Covidien equity may be made pursuant to any Tyco International plans. As of September 30, 2011, there were 4,867,534 ordinary shares to be issued upon exercise of these converted options with a weighted-average exercise price of $39.06 and 64 ordinary shares to be issued upon settlement of converted restricted stock units.
(3)	Does not take into account restricted stock units and performance share units, which do not have an exercise price.
(4)	As of September 30, 2011, there were 20,891,694 ordinary shares available for issuance pursuant to our amended and restated 2007 Stock and Incentive Plan, 3,874,909 ordinary shares available for issuance pursuant to the Covidien Employee Stock Purchase Plan and 931,225 ordinary shares available for issuance pursuant to the Covidien Savings Related Share Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information in our 2012 Proxy Statement set forth under the captions “Transactions with Related Persons” and “Corporate Governance—Independence of Nominees for Director” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information in our 2012 Proxy Statement set forth under the captions “Proposal Two—Appointment of Independent Auditors and Authorization of the Audit Committee to Set Their Remuneration,” “Audit and Audit Committee Matters” is incorporated herein by reference.

2011 Form 10-K	56

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) and (2) See Item 8—Consolidated Financial Statements and Supplementary Data.

(3)	Exhibit Index:

Exhibit Number	Exhibit

2.1	Separation and Distribution Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

2.2	Agreement and Plan of Merger dated as of June 1, 2010, among Covidien Group S.a.r.l., COV Delaware Corporation and ev3 Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2010).

2.3

Agreement and Plan of Merger dated as of June 16, 2010, among United States Surgical

Corporation, Covidien DE Corp. and Somanetics Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2010).

3.1	Memorandum and Articles of Association of Covidien plc (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

3.2	Certificate of Incorporation of Covidien plc (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

4.1(a)	Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(b)	First Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(b) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(c)	Second Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(c) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(d)	Third Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(d) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(e)	Fourth Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated as of October 22, 2007 (Incorporated by reference to Exhibit 4.1(e) to the Registrant’s Current Report on Form 8-K filed on October 22, 2007).

4.1(f)	Fifth Supplemental Indenture by and among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor), Covidien plc (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee), dated June 4, 2009 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

4.1(g)	Sixth Supplemental Indenture, dated as of June 28, 2010, among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor), Covidien plc (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

57	2011 Form 10-K

No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Registrant on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

Exhibit Number	Exhibit

10.1	Tax Sharing Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).

10.2	FY09 Grant U.S. Option Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008). (1)

10.3	FY09 Grant U.S. Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008). (1)

10.4	FY09 Grant Performance Share Unit Terms and Conditions (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008). (1)

10.5	Form of Non-Competition, Non-Solicitation, and Confidentiality Agreement for executive officers and certain key employees, other than Richard J. Meelia (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on January 29, 2009). (1)

10.6	Amendment and Assignment Agreement dated as of November 21, 2008 to the Employment Agreement with Richard J. Meelia (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on January 29, 2009). (1)

10.7	Settlement Agreement, dated December 29, 2006, between Tyco International Ltd. and Richard J. Meelia (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed on January 18, 2007). (1)

10.8	Employment Agreement, dated December 29, 2006, between Tyco Healthcare Ltd. and Richard J. Meelia (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed on January 18, 2007). (1)

10.9	Covidien 2007 Stock and Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009). (1)

10.10	Covidien Employee Stock Purchase Plan (as amended and restated) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009). (1)

10.11	Deed Poll of Assumption relating to Covidien Ltd. Employee Equity Plans, dated June 4, 2009 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009). (1)

10.12	Director Grant Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009). (1)

10.13	Founders’ Grant Standard Option Terms and Conditions (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.14	Founders’ Grant Standard Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.15	Covidien Severance Plan for U.S. Officers and Executives, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2010). (1)

10.16	Amended and Restated Covidien Change in Control Severance Plan for Certain U.S. Officers and Executives (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2011). (1)

2011 Form 10-K	58

Exhibit Number	Exhibit

10.17	Covidien Supplemental Savings and Retirement Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 26, 2010). (1)

10.18	Founders’ Grant Restricted Stock Unit Form of Letter Agreement for Directors (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.19	Founders’ Grant Standard Option Terms and Conditions for Directors (Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007). (1)

10.20	Form of Deed of Indemnification for Directors and Secretary of Covidien plc (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

10.21	Five-Year Senior Credit Agreement among Covidien International Finance S.A., Covidien plc, the lenders party thereto and Citibank, N.A., as administrative agent, dated as of August 9, 2011 (Incorporated by reference to Exhibit 10.5 the Registrant’s Current Report on Form 8-K filed on August 15, 2011).

10.22	Form of Terms and Conditions of Option Award (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on January 26, 2010). (1)

10.23	Form of Terms and Conditions of Restricted Unit Award (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on January 26, 2010). (1)

10.24	Form of Terms and Conditions of Performance Unit Award (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on January 26, 2010). (1)

10.25	Form of Terms and Conditions of Performance Unit Award FY11-FY13 Asia Growth Incentive (filed herewith). (1) (2)

21.1	Subsidiaries of the registrant (filed herewith).

23.1	Consent of Deloitte and Touche LLP (filed herewith).

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following materials from the Covidien plc Annual Report on Form 10-K for the fiscal year ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity (iv) the Consolidated and Statements of Cash Flows and (v) related notes.

(1)	Management contract or compensatory plan.
(2)	Confidential treatment requested as to certain terms in this agreement; these terms have been omitted from this filing and filed separately with the Securities and Exchange Commission.
(b)	See Item 15(a)(3) above.
(c)	See Item 15(a)(2) above.

59	2011 Form 10-K

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

Dated: November 22, 2011

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

Name	Title	Date

/S/ JOSÉ E. ALMEIDA José E. Almeida	Director, Chief Executive Officer and President (Principal Executive Officer)	November 22, 2011

/S/ CHARLES J. DOCKENDORFF Charles J. Dockendorff	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 22, 2011

/S/ RICHARD G. BROWN, JR. Richard G. Brown, Jr.	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	November 22, 2011

/S/ CRAIG ARNOLD Craig Arnold	Director	November 22, 2011

/S/ ROBERT H. BRUST Robert H. Brust	Director	November 22, 2011

/S/ JOHN M. CONNORS, JR. John M. Connors, Jr.	Director	November 22, 2011

/S/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin	Director	November 22, 2011

2011 Form 10-K	60

Name	Title	Date

/S/ TIMOTHY M. DONAHUE Timothy M. Donahue	Director	November 22, 2011

/S/ KATHY J. HERBERT Kathy J. Herbert	Director	November 22, 2011

/S/ RANDALL J. HOGAN, III Randall J. Hogan, III	Director	November 22, 2011

/S/ RICHARD J. MEELIA Richard J. Meelia	Chairman of the Board	November 22, 2011

/S/ DENNIS H. REILLEY Dennis H. Reilley	Director	November 22, 2011

/S/ JOSEPH A. ZACCAGNINO Joseph A. Zaccagnino	Director	November 22, 2011

61	2011 Form 10-K

COVIDIEN PLC

2011 Form 10-K	62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Covidien plc:

We have audited the accompanying consolidated balance sheets of Covidien plc and subsidiaries (previously Covidien Ltd.) (collectively the “Company”) as of September 30, 2011 and September 24, 2010 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and September 24, 2010, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion,

63	2011 Form 10-K

such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in notes 1 and 15 to the consolidated financial statements, the Company, in 2009 changed the measurement date used to measure liabilities for pension and postretirement plans, and in 2010 changed its method of accounting for business combinations, all to conform to new authoritative guidance issued by the Financial Accounting Standards Board.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

November 22, 2011

2011 Form 10-K	64

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years Ended September 30, 2011, September 24, 2010 and September 25, 2009

(in millions, except per share data)

	2011	2010	2009
Net sales	$11,574	$10,429	$10,263
Cost of goods sold	4,996	4,624	4,622

Gross profit	6,578	5,805	5,641
Selling, general and administrative expenses	3,538	3,219	3,042
Research and development expenses	554	447	427
Restructuring charges, net	122	76	61
Shareholder settlement (income) charges	(11)	—	183
In-process research and development charges	—	—	115

Operating income	2,375	2,063	1,813
Interest expense	(203)	(199)	(175)
Interest income	22	22	24
Other income, net	22	40	145

Income from continuing operations before income taxes	2,216	1,926	1,807
Income tax expense	333	363	865

Income from continuing operations	1,883	1,563	942
(Loss) income from discontinued operations, net of income taxes	(15)	69	(35)

Net income	$1,868	$1,632	$907

Basic earnings per share:
Income from continuing operations	$3.82	$3.13	$1.87
(Loss) income from discontinued operations	(0.03)	0.14	(0.07)
Net income	3.79	3.26	1.80
Diluted earnings per share:
Income from continuing operations	$3.79	$3.10	$1.86
(Loss) income from discontinued operations	(0.03)	0.14	(0.07)
Net income	3.76	3.24	1.79
Weighted-average number of shares outstanding:
Basic	493	500	503
Diluted	497	504	505

See Notes to Consolidated Financial Statements.

65	2011 Form 10-K

COVIDIEN PLC

CONSOLIDATED BALANCE SHEETS

At September 30, 2011 and September 24, 2010

(in millions, except share data)

	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$1,503	$1,565
Accounts receivable trade, less allowance for doubtful accounts of $39 and $73	1,744	1,708
Inventories	1,513	1,381
Prepaid expenses and other current assets	484	312
Due from former parent and affiliate	4	245
Deferred income taxes	525	529

Total current assets	5,773	5,740
Property, plant and equipment, net	2,705	2,608
Goodwill	7,683	7,675
Intangible assets, net	2,764	2,949
Due from former parent and affiliate	583	479
Other assets	866	936

Total Assets	$20,374	$20,387

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$11	$255
Accounts payable	576	586
Accrued payroll and payroll related costs	468	435
Accrued and other current liabilities	1,143	1,195
Income taxes payable	97	547
Guaranteed contingent tax liabilities	105	108

Total current liabilities	2,400	3,126
Long-term debt	4,197	4,451
Income taxes payable	1,629	1,565
Guaranteed contingent tax liabilities	555	608
Deferred income taxes	745	673
Other liabilities	1,031	990

Total Liabilities	10,557	11,413
Commitments and contingencies (note 21)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 513,786,482 and 507,245,024 issued	103	101
Ordinary shares held in treasury at cost; 31,828,437 and 12,164,018	(1,436)	(484)
Additional paid-in capital	6,844	6,563
Retained earnings	3,908	2,444
Accumulated other comprehensive income	398	350

Total Shareholders’ Equity	9,817	8,974

Total Liabilities and Shareholders’ Equity	$20,374	$20,387

See Notes to Consolidated Financial Statements.

2011 Form 10-K	66

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years Ended September 30, 2011, September 24, 2010 and September 25, 2009

(in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number	Par Value	Number	Amount
Balance at September 26, 2008	503	$101	—	$—	$6,253	$686	$707	$7,747
Comprehensive income, net of tax:
Net income	—	—	—	—	—	907	—	907
Currency translation	—	—	—	—	—	—	(125)	(125)
Benefit plan adjustments	—	—	—	—	—	—	(50)	(50)
Unrecognized loss on securities	—	—	—	—	—	—	(4)	(4)
Unrecognized gain on derivatives	—	—	—	—	—	—	1	1

Total comprehensive income								$729
Change in measurement date for benefit plans, net of tax (note 15)	—	—	—	—	—	(4)	—	(4)
Vesting of restricted shares	1	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(332)	—	(332)
Repurchase of shares	—	—	(6)	(232)	—	—	—	(232)
Retirement of treasury shares	(2)	—	2	75	—	(75)	—	—
Share options exercised	1	—	—	2	16	—	—	18
Share-based compensation	—	—	—	—	75	—	—	75

Balance at September 25, 2009	503	101	(4)	(155)	6,344	1,182	529	8,001
Comprehensive income, net of tax:
Net income	—	—	—	—	—	1,632	—	1,632
Currency translation	—	—	—	—	—	—	(150)	(150)
Benefit plan adjustments	—	—	—	—	—	—	(30)	(30)
Unrecognized gain on derivatives	—	—	—	—	—	—	1	1

Total comprehensive income								$1,453
Vesting of restricted shares	1	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(370)	—	(370)
Repurchase of shares	—	—	(8)	(331)	—	—	—	(331)
Share options exercised	3	—	—	2	110	—	—	112
Share-based compensation	—	—	—	—	91	—	—	91
Adjustments to income taxes assumed upon separation from Tyco International	—	—	—	—	18	—	—	18

Balance at September 24, 2010	507	101	(12)	(484)	6,563	2,444	350	8,974
Comprehensive income, net of tax:
Net income	—	—	—	—	—	1,868	—	1,868
Currency translation	—	—	—	—	—	—	20	20
Benefit plan adjustments	—	—	—	—	—	—	21	21
Unrecognized gain on derivatives	—	—	—	—	—	—	7	7

Total comprehensive income								$1,916
Vesting of restricted shares	1	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(404)	—	(404)
Repurchase of shares	—	—	(19)	(955)	—	—	—	(955)
Share options exercised	5	2	—	3	182	—	—	187
Share-based compensation	—	—	—	—	99	—	—	99
Issuance and transfer of shares to treasury	1	—	(1)	—	—	—	—	—

Balance at September 30, 2011	514	$103	(32)	$(1,436)	$6,844	$3,908	$398	$9,817

See Notes to Consolidated Financial Statements.

67	2011 Form 10-K

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 30, 2011, September 24, 2010 and September 25, 2009

(in millions)

	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$1,868	$1,632	$907
Loss (income) from discontinued operations, net of income taxes	15	(69)	35

Income from continuing operations	1,883	1,563	942
Adjustments to reconcile net cash provided by continuing operating activities:
Depreciation and amortization	599	489	419
Share-based compensation	99	89	74
Deferred income taxes	100	(162)	(127)
Provision for losses on accounts receivable and inventory	73	76	67
Change in receivable from former parent and affiliate related to Tax Sharing Agreement	(29)	(43)	(148)
(Gain) loss on divestitures, net	(11)	25	21
In-process research and development charges	—	—	115
Other non-cash items	19	51	72
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(9)	(7)	74
Inventories	(203)	(49)	(56)
Accounts payable	(13)	68	(61)
Income taxes	(423)	312	300
Accrued and other liabilities	69	(200)	302
Other	28	(27)	(165)

Net cash provided by continuing operating activities	2,182	2,185	1,829
Cash Flows From Investing Activities:
Capital expenditures	(467)	(401)	(384)
Acquisition-related payments, net of cash acquired	(13)	(3,012)	(608)
Acquisition of licenses and technology	(6)	(70)	(56)
Divestitures, net of cash retained by businesses sold	8	263	6
Sale of investments	17	54	48
(Increase) decrease in restricted cash	(2)	(29)	2
Other	(17)	—	(9)

Net cash used in continuing investing activities	(480)	(3,195)	(1,001)
Cash Flows From Financing Activities:
Net (repayment) issuance of commercial paper	(282)	246	(20)
Issuance of debt	—	1,489	—
Repayment of debt	(258)	(88)	(19)
Dividends paid	(396)	(360)	(322)
Repurchase of shares	(955)	(331)	(232)
Proceeds from exercise of share options	176	107	19
Payment of contingent consideration	(71)	—	—
Other	15	(3)	1

Net cash (used in) provided by continuing financing activities	(1,771)	1,060	(573)
Discontinued Operations:
Net cash provided by discontinued operating activities	—	46	44
Net cash used in discontinued investing activities	—	(11)	(26)

Net cash provided by discontinued operations	—	35	18
Effect of currency rate changes on cash	7	13	(14)
Net (decrease) increase in cash and cash equivalents	(62)	98	259
Cash and cash equivalents at beginning of year	1,565	1,467	1,208

Cash and cash equivalents at end of year	$1,503	$1,565	$1,467

Supplementary Cash Flow Information:
Interest paid	$209	$175	$176
Income taxes paid, net of refunds	$675	$240	$706

See Notes to Consolidated Financial Statements.

2011 Form 10-K	68

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Separation from Tyco International Ltd—Effective June 29, 2007, Covidien Ltd., a company organized under the laws of Bermuda, became the parent company owning the former healthcare businesses of Tyco International Ltd. Prior to June 29, 2007, the assets of the healthcare businesses of Tyco International were transferred to Covidien Ltd. On June 29, 2007, Tyco International distributed one common share of Covidien Ltd. for every four common shares of Tyco International, as well as its shares of its former electronics businesses (TE Connectivity Ltd., formerly Tyco Electronics Ltd.), to the holders of Tyco International common shares on the record date for the distribution, which was June 18, 2007 (the separation).

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

Basis of Presentation—The accompanying financial statements reflect the consolidated operations of Covidien plc (formerly Covidien Ltd.) and its subsidiaries. The consolidated financial statements have been prepared in United States Dollars, in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates.

Fiscal Year—The Company reports its results based on a “52-53 week” year ending on the last Friday of September. Fiscal 2011 ended on September 30, 2011 and consisted of 53 weeks. Fiscal 2010 and 2009 consisted of 52 weeks and ended on September 24, 2010 and September 25, 2009, respectively. The additional week in fiscal 2011 has been reflected in the Company’s fourth quarter.

Principles of Consolidation—The Company consolidates entities in which it owns or controls more than fifty percent of the voting shares or has the ability to control through similar rights. All intercompany transactions have been eliminated. The results of entities acquired or disposed of are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal.

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

69	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rebates, as well as sales discounts and returns, are accounted for as a reduction of sales when revenue is recognized and are included in the reserve for returns, rebates and sales allowances within accounts receivable trade on the consolidated balance sheets. Rebates are estimated based on sales terms, historical experience and trend analyses. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific sales trend analyses, contractual commitments, including stated rebate rates, and other relevant information. The Company adjusts reserves to reflect differences between estimated and actual experience, and records such adjustment as a reduction of sales in the period of adjustment. Rebates charged against gross sales amounted to $3.409 billion, $3.149 billion and $2.831 billion in fiscal 2011, 2010 and 2009, respectively.

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

Shipping and Handling Costs—Shipping and handling costs are included in cost of goods sold.

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

Advertising—Advertising costs are expensed when incurred. Advertising expense was $67 million, $65 million and $81 million in fiscal 2011, 2010 and 2009, respectively, and is included in selling, general and administrative expenses.

Currency Translation—For the Company’s non-U.S. subsidiaries that transact in a functional currency other than U.S. Dollars and do not operate in highly inflationary environments, assets and liabilities are translated into U.S. Dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during the related month. The net effect of these translation adjustments is shown in the consolidated financial statements as a component of accumulated other comprehensive income within shareholders’ equity. For subsidiaries operating in highly inflationary environments or where the functional currency is different from local currency, non-monetary assets and liabilities are translated at the rate of exchange in effect on the date the assets were acquired, while monetary assets and liabilities are translated at year-end exchange rates. Translation adjustments of these subsidiaries are included in net income. Gains and losses resulting from foreign currency transactions are also included in net income.

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

2011 Form 10-K	70

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company assesses the recoverability of assets using undiscounted cash flows whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value of the asset and the present value of future cash flows or other reasonable estimate of fair value.

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

71	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Intangible assets with finite useful lives are amortized using the straight-line method over the following estimated useful lives of the assets:

Completed technology	5 to 25 years
Customer relationships	3 to 30 years
Other	3 to 40 years

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

Costs Associated with Exit Activities—The Company accrues employee termination costs associated with ongoing benefit arrangements, which includes benefits provided as part of the Company’s domestic severance policy or that are provided in accordance with international statutory requirements, if the obligation is attributed to prior services rendered, the rights to the benefits have vested and the payment is probable and the amount can be reasonably estimated. The Company generally records employee termination benefits that represent a one-time benefit into expense over the future service period, if any. In addition, in conjunction with an exit activity, the Company may offer voluntary termination benefits to employees. These benefits are recorded when the employee accepts the termination benefits and the amount can be reasonably estimated. Other costs associated with exit activities may include distributor cancellation fees, costs related to leased facilities to be abandoned or subleased, and asset impairments.

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

Asset Retirement Obligations—The Company establishes asset retirement obligations for certain assets at the time they are installed. The fair values of these obligations are recorded as liabilities, discounted to present value. The costs associated with these liabilities are also capitalized as part of the related assets and depreciated. The recorded liabilities are accreted to the future value of the estimated retirement costs. The accretion of the liability and the depreciation of the capitalized cost are recognized over the estimated useful lives of the assets.

Guaranteed Tax Liabilities—The Company has certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, which primarily relate to certain contingent tax liabilities. These arrangements were valued upon separation from Tyco International using appraisals and a liability related to

2011 Form 10-K	72

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these guarantees was recorded. Each reporting period, the Company evaluates the potential loss which it believes is probable as a result of its commitments under the agreements. To the extent such potential loss exceeds the amount of the liability on the consolidated balance sheet, an adjustment is recorded to increase the liability to the amount of such potential loss. This guarantee has not been amortized into income to date because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon the Company’s release from its obligations under the agreements, which may not occur for some years, or, as payments are made to indemnified parties. The impact of such payments is considered in the periodic evaluation of the sufficiency of the liability.

Income Taxes—The income tax benefits of a consolidated income tax return have been reflected where such returns have or could be filed based on the entities and jurisdictions included in the consolidated financial statements.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book and tax bases of assets and liabilities and operating loss carryforwards, using tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across the Company’s global operations. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from current estimates of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when it is determined that the liabilities are no longer necessary. A significant portion of these potential tax liabilities are recorded in non-current income taxes payable on the consolidated balance sheets as payment is not expected within one year.

2. Acquisitions and License Agreements

In November 2011, the Company entered into a definitive agreement to acquire BÂRRX Medical, Inc. for approximately $325 million, with future earn out payments possible based on achievement of specific milestones. BÂRRX is a developer of bipolar radiofrequency ablation devices used in the treatment of Barrett’s esophagus syndrome. The acquisition of BÂRRX will expand the Company’s ability to treat gastrointestinal diseases. The transaction is subject to customary closing conditions, including receipt of certain regulatory approvals, and is expected to be completed during the second quarter of fiscal 2012.

Fiscal 2010

ev3 Inc.—On July 12, 2010, the Company’s Medical Devices segment acquired all of the outstanding equity of ev3, a developer of technologies for the endovascular treatment of peripheral vascular and neurovascular diseases, for cash of $2.528 billion, net of cash acquired. The acquisition of ev3 expanded the Company’s vascular intervention product offerings and presence in the vascular market.

73	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following amounts represent the final fair value of the identifiable assets acquired and liabilities assumed:

(Dollars in Millions)
Cash and cash equivalents	$153
Inventories	112
Deferred tax assets (current)	220
Other current assets(1)	103
Intangible assets	1,245
Goodwill (non-tax deductible)	1,454
Other assets	104

Total assets acquired	3,391

Current liabilities	230
Deferred tax liabilities (non-current)	468
Other liabilities	12

Total liabilities assumed	710

Net assets acquired	$2,681

(1)

This amount includes $91 million of accounts receivable. The gross contractual amount receivable was $99 million. As of the acquisition date, the fair value of accounts receivable approximated book value.

Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted- Average Amortization Period
Completed technology	$598	12 years
Customer relationships	505	20 years
In-process research and development(2)	133	Non-amortizable
Trademarks	9	6 years

	$1,245	15 years

(2)	Upon completion, these projects are expected to be amortized over a weighted-average amortization period of 11 years.

The in-process research and development projects are comprised of the following:

(Dollars in Millions)
Neurovascular projects	$70
Peripheral vascular projects	63

$133

The neurovascular projects primarily relate to flow diverters and coils, while the peripheral vascular projects primarily relate to stents and plaque excision products. As of the date of acquisition, these projects were in various stages of completion and were not considered to be technologically feasible or to have any alternative future use. Design, testing, clinical trials and regulatory submission were required in order to bring these projects to completion. As of the acquisition date, the Company estimated that the total costs to complete these projects would be approximately $50 million. In addition, the Company expected that regulatory approvals would occur between 2011 and 2014. The Company determined the valuation of the in-process research and development using, among other factors, appraisals. The value was based primarily on the discounted cash flow method and was discounted at a 12% rate, which was considered commensurate with the risks and stages of development of the projects. Future residual cash flows that could be generated from the projects were determined based upon

2011 Form 10-K	74

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management’s estimate of future revenue and expected profitability of the projects and technologies involved. These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the projects to completion.

During fiscal 2011, the following projects received regulatory approval in at least one of the regions in which the Company operates:

•	Everflex+™ Self-Expanding Peripheral Stent System, a stent technology for the treatment of peripheral arterial disease in arteries surrounding and above the knee;

•	TurboHawk™ Plaque Excision System for small vessels, a minimally-invasive treatment of peripheral arterial disease primarily used in small vessels below the knee;

•	Pipeline® Embolization Device, an endovascular treatment for large or giant wide-necked brain aneurysms;

•	Axium™ Next Generation Coil, an endovascular treatment for brain aneurysms; and

•	An extension of the Hyperform™ LE balloon catheter family to include new sizes.

Accordingly, these projects, valued at $64 million in aggregate, were reclassified to completed technology and are being amortized over a weighted-average estimated useful life of 10 years.

The primary factor which contributed to an acquisition price in excess of the fair value of net assets acquired and the establishment of goodwill was the expected revenue growth over time that was attributable to expanded indications and increased market penetration from future products and customers. Other factors which contributed to the establishment of goodwill included the strategic benefit of entering the peripheral vascular and neurovascular market and diversifying the Company’s product portfolio, the value of ev3’s highly trained assembled workforce as of the acquisition date and the incremental value to the Company’s existing vascular business from having two new product lines.

Somanetics Corporation—On July 27, 2010, the Company’s Medical Devices segment acquired all of the outstanding equity of Somanetics Corporation, a developer of cerebral and somatic oximetry and monitoring systems, for cash of $291 million, net of cash acquired. The acquisition of Somanetics broadened Covidien’s oximetry and monitoring product portfolio and its presence in the operating room.

The following amounts represent the final fair value of the identifiable assets acquired and liabilities assumed:

(Dollars in Millions)
Cash and cash equivalents	$37
Other current assets(1)	37
Intangible assets	130
Goodwill (non-tax deductible)	146
Other assets	37

Total assets acquired	387

Current liabilities	12
Deferred tax liabilities (non-current)	47

Total liabilities assumed	59

Net assets acquired	$328

(1)

This amount includes $7 million of accounts receivable. The gross contractual amount receivable was also $7 million. As of the acquisition date, the fair value of accounts receivable approximated book value.

75	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted- Average Amortization Period
Customer relationships	$63	16 years
Completed technology	60	15 years
Trademarks	6	Non-amortizable
Distribution agreement	1	4 years

	$130	15 years

The primary factors which contributed to an acquisition price in excess of the fair value of net assets acquired and the establishment of goodwill were the strategic benefit of expanding the Company’s oximetry and monitoring product portfolio and the synergies expected to result from combining infrastructures and reducing operational spend.

Aspect Medical Systems, Inc.—On November 6, 2009, the Company’s Medical Devices segment acquired all of the outstanding equity of Aspect Medical Systems, Inc. (Aspect), a provider of brain monitoring technology, for cash of $150 million, net of cash acquired. In addition, the Company assumed $58 million of debt in the transaction, which was subsequently repaid. The acquisition of Aspect broadened the Company’s product offerings and added a brain monitoring technology to its product portfolio.

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

(1)

This amount includes $15 million of accounts receivable. The gross contractual amount receivable was $16 million. As of the acquisition date, the fair value of accounts receivable approximated book value.

2011 Form 10-K	76

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted- Average Amortization Period
Customer relationships	$70	16 years
Completed technology	42	15 years
Distribution agreements	19	13 years
Trademarks	6	Non-amortizable
In-process research and development	2	Non-amortizable

	$139	15 years

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

Acquisition Related Costs—During fiscal 2010, direct acquisition costs of $29 million, $2 million and $8 million related to ev3, Somanetics and Aspect, respectively, primarily related to advisory and legal fees, were included in selling, general and administrative expenses. In addition, the Company recorded $30 million and $20 million of integration costs related to these acquisitions during fiscal 2011 and 2010, respectively. Note 4 provides additional information regarding these charges.

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

•	Tax impact of all of the above adjustments using the Company’s effective tax rate;

77	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following amounts represent the final fair value of the identifiable assets acquired and liabilities assumed:

(Dollars in Millions)
Cash and cash equivalents	$42
Other current assets	56
Intangible assets (including in-process research and development)	348
Other assets	53
Goodwill (non-tax deductible)	173

Total assets acquired	672

Current liabilities	27
Deferred tax liabilities (non-current)	112
Other liabilities	15

Total liabilities assumed	154

Net assets acquired	$518

2011 Form 10-K	78

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted- Average Amortization Period
Completed technology	$237	11 years
Customer relationships	52	12 years

	$289	11 years

In addition to the above, intangible assets acquired include $59 million assigned to in-process research and development that was written off at the date of acquisition. This amount relates to an alternative minimally invasive device for the treatment of varicose veins and venous reflux that VNUS is developing, which has not yet received regulatory approval. As of the date of acquisition, this technology was not considered to be technologically feasible or to have any alternative future use. Design, testing, clinical trials and regulatory submission are required in order to bring the project to completion. The Company determined the valuation of the in-process research and development using, among other factors, appraisals. The value was based primarily on the discounted cash flow method and was discounted at a 31% rate, which was considered commensurate with the project’s risks and stage of development. Future residual cash flows that could be generated from the project were determined based upon management’s estimate of future revenue and expected profitability of the project and technology involved. These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the project to completion. The Company expects regulatory approval to occur in 2013.

The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the acquisition of VNUS had been completed as of the beginning of fiscal 2009. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest income, intangible asset amortization and income taxes. The pro forma financial information is not indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of fiscal 2009 or that may be obtained in the future. No effect has been given to cost reductions or operating synergies in this presentation.

(Dollars in Millions, Except per Share Data)	2009
Net sales	$10,337
Income from continuing operations	970
Net income	934
Basic earnings per share:
Income from continuing operations	$1.93
Net income	1.86
Diluted earnings per share:
Income from continuing operations	$1.92
Net income	1.85

In addition, during fiscal 2009, the Company completed two smaller acquisitions, acquired a distributor and acquired intangible assets. The Company recorded an IPR&D charge of $20 million associated with the acquired intangible assets.

PENNSAID® Licensing Agreement—During fiscal 2009, the Company’s Pharmaceuticals segment entered into a licensing agreement which granted it rights to market and distribute PENNSAID® topical solution and PENNSAID® viscous solution, product candidates for the treatment of osteoarthritis. This license arrangement

79	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included an upfront cash payment of $10 million, which was included in research and development expenses during fiscal 2009. The Company is also responsible for all future development activities and expenses. In addition, the Company may be required to make additional payments up to $120 million based upon the successful completion of specified regulatory and sales milestones, and is required to pay royalties on sales of the products. During fiscal 2010, upon U.S. Food and Drug Administration (FDA) approval of PENNSAID® topical solution, the Company made a milestone payment of $15 million, which was capitalized as an intangible asset. PENNSAID® viscous solution remains in development.

EXALGO® Licensing Agreement—During fiscal 2009, the Company’s Pharmaceuticals segment entered into a licensing agreement which granted the Company rights to market and distribute in the United States EXALGO® (hydromorphone HCL extended release once daily), a pain management drug candidate, for an upfront cash payment of $10 million, which was included in research and development expenses during fiscal 2009. Under the license arrangement, the Company is obligated to make additional payments up to $73 million based upon the successful completion of specified development and regulatory milestones. During fiscal 2009, $10 million of such milestone payments were made and included in research and development expenses. During fiscal 2010, the FDA approved the EXALGO® product, resulting in additional milestone payments of $55 million, which were capitalized as an intangible asset. The Company is also required to pay royalties on sales of the product.

3. Discontinued Operations and Divestitures

Discontinued Operations

Specialty Chemicals business—During fiscal 2010, the Company sold its Specialty Chemicals business within the Pharmaceuticals segment. The Company decided to sell this business because its products and customer bases were not aligned with the Company’s long-term strategic objectives. This business met the discontinued operations criteria, and accordingly is included in discontinued operations for all periods presented.

The Company received net cash proceeds of $273 million and recorded a $20 million pre-tax gain on sale of its Specialty Chemicals business during fiscal 2010. Included within this gain is a $22 million charge associated with an indemnification that was provided to the purchaser. In addition, the Company paid $30 million into an escrow account as collateral for this indemnification, which is included in other assets on the consolidated balance sheet. Note 12 provides additional information regarding this indemnification.

Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses—During fiscal 2011 and 2010, the Company recorded a $9 million tax provision and a $20 million tax benefit, respectively, in (loss) income on disposition of discontinued operations. These amounts resulted from adjustments to certain income tax liabilities associated with the Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses that were sold in fiscal 2006 prior to the Company’s separation from Tyco International.

Retail Products segment—During fiscal 2008, the Company recorded a $111 million pre-tax loss on sale of its Retail Products segment. The loss on sale was adjusted by $7 million in fiscal 2010 as a result of an unfavorable contract settlement and $12 million in fiscal 2009 because of the receipt of contingent payments and net proceeds from the sale of a Retail Products facility.

2011 Form 10-K	80

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information—Net sales, income from operations and (loss) income on disposition for discontinued operations are as follows:

(Dollars in Millions)	2011	2010	2009
Net sales	$—	$400	$414

Income from operations, net of income tax provision of $—, $28 and $22	$—	$31	$21
(Loss) income on disposition, net of income tax provision (benefit) of $6, $(25) and $62	(15)	38	(56)

(Loss) income from discontinued operations, net of income taxes	$(15)	$69	$(35)

Divestitures

During fiscal 2010, the Company sold its sleep and oxygen therapy product lines, both of which were formerly included in the Medical Devices segment. In addition, in fiscal 2010, the Company sold its nuclear pharmacies in the United States. Selling, general and administrative expenses for fiscal 2010 includes a net loss on divestitures of $25 million, primarily related to the sale of the sleep therapy product line.

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

4. Restructuring Charges, Net

In fiscal 2011, the Company launched a restructuring program, designed to improve the Company’s cost structure. This program includes actions across all three segments as well as corporate. The Company expects to incur charges of approximately $275 million under this program as the specific actions required to execute on these initiatives are identified and approved, most of which are expected to be incurred by the end of fiscal 2014. This program excludes restructuring actions associated with acquisitions.

In fiscal 2009 and 2007, the Company launched a $200 million and a $150 million restructuring program, respectively, both of which were also designed to improve the Company’s cost structure. The Company recorded charges as the specific actions required to execute on these initiatives were identified and approved. The 2009 and 2007 programs are both substantially completed. Similar to the 2011 program, these programs also exclude restructuring actions associated with acquisitions.

Total restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

(Dollars in Millions)	2011	2010	2009
Medical Devices	$112	$34	$7
Pharmaceuticals	10	11	27
Medical Supplies	1	31	17
Corporate	8	—	10

	131	76	61
Less: accelerated depreciation	(9)	—	—

Restructuring charges, net	$122	$76	$61

81	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total restructuring and related charges are comprised of the following:

(Dollars in Millions)	2011	2010	2009
Acquisition-related restructuring actions	$30	$20	$—
2011 program	51	—	—
2009 program	52	55	60
2007 program	(2)	1	1

	131	76	61
Less: non-cash charges, including accelerated depreciation	(18)	(3)	(12)

Total charges expected to be settled in cash	$113	$73	$49

The following table summarizes cash activity for restructuring reserves related to acquisitions:

(Dollars in Millions)	Employee Severance and Benefits	Other(1)	Total
Balance at September 25, 2009	$—	$—	$—
Charges	17	4	21
Changes in estimate	(1)	—	(1)
Cash payments	(7)	(2)	(9)

Balance at September 24, 2010	9	2	11
Charges	11	20	31
Changes in estimate	(2)	(1)	(3)
Cash payments	(8)	(19)	(27)

Balance at September 30, 2011	$10	$2	$12

(1)	Substantially all of these amounts relate to the cancellation of distributor and supplier agreements.

The following table summarizes cash activity for restructuring reserves related to the 2011, 2009 and 2007 programs, substantially all of which relates to employee severance and benefits:

(Dollars in Millions)	2011 Program	2009 Program	2007 Program	Total
Balance at September 26, 2008	$—	$—	$58	$58
Charges	—	51	3	54
Changes in estimate	—	(3)	(2)	(5)
Cash payments	—	(5)	(33)	(38)
Currency translation	—	—	(4)	(4)

Balance at September 25, 2009	—	43	22	65
Charges	—	55	1	56
Changes in estimate	—	(3)	—	(3)
Cash payments	—	(38)	(10)	(48)
Currency translation and other	—	(2)	(2)	(4)

Balance at September 24, 2010	—	55	11	66
Charges	47	59	—	106
Changes in estimate	—	(19)	(2)	(21)
Cash payments	(1)	(46)	(6)	(53)
Currency translation	(1)	—	—	(1)

Balance at September 30, 2011	$45	$49	$3	$97

2011 Form 10-K	82

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2011, the Company reversed $24 million of restructuring reserves primarily under the 2009 program, $10 million of which resulted from the determination that one of the restructuring actions within the Medical Supplies segment was no longer cost effective.

Net restructuring and related charges, including associated asset impairments, incurred cumulative to date related to the 2011, 2009 and 2007 programs are as follows:

(Dollars in Millions)	2011 Program	2009 Program	2007 Program
Medical Devices	$35	$68	$91
Pharmaceuticals	9	39	5
Medical Supplies	—	50	35
Corporate	7	10	2

Total	$51	$167	$133

In addition, net restructuring and related charges incurred cumulative to date for actions associated with fiscal 2010 acquisitions by the Company’s Medical Devices segment were $50 million.

Restructuring reserves are reported on the Company’s consolidated balance sheets as follows:

(Dollars in Millions)	September 30, 2011	September 24, 2010
Accrued and other current liabilities	$66	$62
Other liabilities	43	15

Restructuring reserves	$109	$77

5. Other Income, Net

(Dollars in Millions)	2011	2010	2009
Income under Tax Sharing Agreement (note 19)	$29	$43	$148
Loss on investments, net	(7)	(3)	(3)

Other income, net	$22	$40	$145

Income under Tax Sharing Agreement represents the increase to the receivable from Tyco International and TE Connectivity. These amounts reflect 58% of the interest and other income tax payable amounts recorded during each period that will be subject to the Tax Sharing Agreement. Income under the Tax Sharing Agreement for fiscal 2009 includes $107 million which represents the effect on the Company’s receivable from Tyco International and TE Connectivity of Tyco International’s settlement of certain outstanding tax matters with the U.S. Internal Revenue Service (IRS) discussed in note 6.

83	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes

Significant components of income taxes related to continuing operations are as follows:

(Dollars in Millions)	2011	2010	2009
Current:
United States:
Federal	$44	$308	$669
State	2	36	45
Non-U.S.	187	181	278

Current income tax provision	233	525	992
Deferred:
United States:
Federal	92	(87)	(112)
State	25	(12)	(6)
Non-U.S.	(17)	(63)	(9)

Deferred income tax provision	100	(162)	(127)

	$333	$363	$865

Non-U.S. income from continuing operations before income taxes was $1.917 billion, $917 million and $1.167 billion for fiscal 2011, 2010 and 2009, respectively.

The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes on continuing operations is as follows:

(Dollars in Millions)	2011	2010	2009
Notional U.S. federal income taxes at the statutory rate	$776	$674	$632
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	32	11	25
Rate differences between non-U.S. and U.S. jurisdictions(1)	(543)	(450)	(330)
Shareholder and class action settlement costs	(4)	—	64
Valuation allowances	8	(63)	10
Adjustments to accrued income tax liabilities and uncertain tax positions	28	145	289
In-process research and development charges	—	—	34
Withholding tax, net	8	25	167
Other	28	21	(26)

Provision for income taxes	$333	$363	$865

(1)	Excludes non-deductible charges and other items which are broken out separately in the statutory rate reconciliation presented.

2011 Form 10-K	84

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(Dollars in Millions)	2011	2010	2009
Balance at beginning of fiscal year	$1,553	$1,354	$1,049
Additions related to current year tax positions	27	108	23
Additions related to prior period tax positions	101	152	319
Reductions related to prior period tax positions	(139)	(36)	(37)
Settlements	(56)	(2)	—
Lapse of statute of limitations	(20)	(23)	—

Balance at end of fiscal year	$1,466	$1,553	$1,354
Cash advance paid in connection with proposed settlements	(262)	—	—

Balance at end of fiscal year, net of cash advance paid	$1,204	$1,553	$1,354

During fiscal 2011, the Company made a $404 million advance payment to the IRS in connection with the proposed settlement of certain tax matters arising from the 1997 through 2000 and 2001 through 2004 U.S. audit cycles. This payment was comprised of $262 million of tax, $137 million of interest, and $5 million of penalties.

The Company had unrecognized tax benefits that would impact the effective tax rate of $1.256 billion, $1.358 billion and $1.169 billion as of September 30, 2011, September 24, 2010 and September 25, 2009, respectively. In addition, $210 million, $195 million and $185 million for fiscal 2011, 2010 and 2009, respectively would be offset by the write off of related deferred and other tax assets, if recognized. During fiscal 2011, the Company accrued an additional $77 million of interest and had a net decrease of $18 million in penalties. During fiscal 2010 and 2009, the Company accrued an additional $98 million of interest and $5 million of penalties and $127 million of interest and $8 million of penalties, respectively. The total amount of accrued interest related to uncertain tax positions was $492 million, $552 million and $454 million at September 30, 2011, September 24, 2010 and September 25, 2009, respectively. In addition, the total amount of accrued penalties related to uncertain tax positions was $8 million, $31 million and $26 million at September 30, 2011, September 24, 2010 and September 25, 2009, respectively. Non-current income taxes payable also includes anticipated refunds and other items not related to uncertain tax positions.

Income taxes receivable (payable) and prepaid income taxes are reported in the following consolidated balance sheet captions in the amounts shown:

(Dollars in Millions)	2011	2010
Prepaid expenses and other current assets	$160	$39
Other assets	71	185
Income taxes payable (current)	(97)	(547)
Income taxes payable (non-current)	(1,629)	(1,565)

	$(1,495)	$(1,888)

The Company’s and its subsidiaries income tax returns are periodically examined by various tax authorities. The IRS continues to audit the Company’s U.S. federal income tax returns for the years 2008 and 2009. Open periods for examination also include certain periods during which the Company was a subsidiary of Tyco International. The resolution of these matters is subject to the conditions set forth in the Tax Sharing Agreement. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation. The Company has potential liabilities related to these income tax returns and has included its best

85	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimate of potential liabilities for these years within the current and non-current taxes payable. With respect to these potential income tax liabilities from all of these years, Covidien believes that the amounts recorded in its consolidated financial statements as current or non-current taxes payable are adequate.

The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect Covidien’s income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and Covidien believes that some of these adjustments relating to certain Tyco International subsidiaries are likely to be resolved within the next 12 months. With respect to other adjustments, Tyco International has indicated that settlement is unlikely. In the event that Tyco International is unable to resolve these issues in the IRS administrative process, Tyco International will likely contest certain adjustments related to disallowed deductions through litigation. While Covidien believes that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a significant effect on the consolidated financial statements.

The IRS continues to audit certain of Tyco International’s U.S. federal income tax returns for the years 2001 through 2004 and 2005 through 2007 audit cycles. Tyco International and the IRS have entered into settlements related to certain outstanding tax matters arising in the 2001 through 2004 U.S. audit cycle, which otherwise remains open and subject to examination and resolution of other matters.

As previously discussed, during fiscal 2011, the Company made a $404 million advance payment to the IRS in connection with the proposed settlement of certain tax matters arising from the 1997 through 2000 and 2001 through 2004 U.S. audit cycles.

The resolution of tax matters arising from the 1997 through 2007 U.S. audits, non-U.S. audits and other settlements or statute of limitations expirations, could result in a significant change in the Company’s unrecognized tax benefits. However, the Company does not expect that the total amount of unrecognized tax benefits will significantly change over the next twelve months.

As of September 30, 2011, a summary of tax years that remain subject to examination in the Company’s major tax jurisdictions are as follows:

United States—federal and state	1996 and forward

Australia	2006 and forward

Canada	2000 and forward

France	2000 and forward

Germany	2003 and forward

Ireland	2006 and forward

Italy	2005 and forward

Japan	2005 and forward

Netherlands	2004 and forward

Switzerland	2004 and forward

United Kingdom	2008 and forward

2011 Form 10-K	86

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred tax (liability) asset at the end of each fiscal year are as follows:

(Dollars in Millions)	2011	2010
Deferred tax assets:
Accrued liabilities and reserves	$455	$426
Tax loss and credit carryforwards	6,224	6,128
Inventories	105	97
Postretirement benefits	127	144
Federal and state benefit of uncertain tax positions	261	268
Deferred compensation	97	84
Other	111	119

	7,380	7,266

Deferred tax liabilities:
Property, plant and equipment	(300)	(251)
Intangible assets	(876)	(1,069)
Investment in partnership	(185)	—

	(1,361)	(1,320)

Net deferred tax asset before valuation allowances	6,019	5,946
Valuation allowances	(6,060)	(5,904)

Net deferred tax (liability) asset	$(41)	$42

Deferred taxes are reported in the following consolidated balance sheet captions in the amounts shown:

(Dollars in Millions)	2011	2010
Deferred income taxes (current assets)	$525	$529
Other assets	182	188
Accrued and other current liabilities	(3)	(2)
Deferred income taxes (non-current liabilities)	(745)	(673)

Net deferred tax (liability) asset	$(41)	$42

At September 30, 2011, the Company had approximately $21.622 billion of net operating loss carryforwards in certain non-U.S. jurisdictions, of which $20.193 billion have no expiration, and the remaining $1.429 billion will expire in future years through 2031. Included in these net operating loss carryforwards are $19.718 billion of net operating losses related to a subsidiary of the Company, substantially all of which were recorded in fiscal 2008 as a result of the receipt of a favorable tax ruling from certain non-U.S. taxing authorities. The Company has recorded a full valuation allowance against this net operating loss as management believes that it is highly unlikely that any of this net operating loss will be utilized. The Company had $340 million of U.S. federal net operating loss carryforwards and $199 million of U.S. federal capital loss carryforwards at September 30, 2011, which will expire during 2012 through 2031. For U.S. state purposes, the Company had $831 million of net operating loss carryforwards and $70 million of capital loss carryforwards at September 30, 2011, which will expire during 2012 through 2031.

At September 30, 2011, the Company also had $34 million of tax credits available to reduce future income taxes payable, primarily in jurisdictions within the United States, of which $7 million have no expiration, and the remainder expires during 2012 through 2031.

87	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowances for deferred tax assets of $6.060 billion and $5.904 billion at September 30, 2011 and September 24, 2010, respectively, relate principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.

At September 30, 2011, the Company had certain potential non-U.S. tax attributes that had not been recorded in the consolidated financial statements. These attributes include $13.351 billion of non-U.S. special deductions with an indefinite carryforward period. The Company has treated these amounts as special deductions for financial statement purposes since utilization is contingent upon the annual performance of certain economic factors. The Company intends to recognize the applicable portion of the special deduction annually at an estimated tax rate of between 1% and 3% when and if these economic factors are met.

During fiscal 2011 and 2010, the Company provided for U.S. and non-U.S. income and withholding taxes in the amount of $6 million and $26 million, respectively, on earnings that were or are intended to be repatriated. In general, the remaining earnings of the Company’s subsidiaries are considered to be permanently reinvested. Income taxes are not provided on undistributed earnings of U.S. and non-U.S. subsidiaries that are either indefinitely reinvested or can be distributed on a tax free basis. As of September 30, 2011, the cumulative amount of such undistributed earnings was $3.6 billion. Determining the tax liability that would arise if these earnings were remitted is not practicable. During fiscal 2009, the Company provided for U.S. and non-U.S. income taxes and a 5% withholding tax in the amount of $167 million on earnings that were repatriated (i) in connection with a one-time transaction that was implemented as part of the Company’s tax planning strategies and (ii) in jurisdictions where the Company is not permanently reinvested.

7. Earnings per Share

The weighted-average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

(In Millions)	2011	2010	2009
Basic shares	493	500	503
Effect of share options and restricted shares	4	4	2

Diluted shares	497	504	505

The computation of diluted earnings per share for fiscal 2011, 2010 and 2009, excludes approximately 6 million, 9 million and 15 million shares, respectively, of options and restricted share awards because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met.

8. Inventories

At the end of fiscal 2011 and 2010, inventories were comprised of:

(Dollars in Millions)	2011	2010
Purchased materials and manufactured parts	$316	$283
Work in process	310	315
Finished goods	887	783

Inventories	$1,513	$1,381

Aggregate reductions in the carrying value with respect to inventories that were still on hand at September 30, 2011 and September 24, 2010, that were deemed to be excess, obsolete, slow-moving or, in any other fashion had a carrying value in excess of market, were $148 million and $144 million, respectively.

2011 Form 10-K	88

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Property, plant and equipment

At the end of fiscal 2011 and 2010, property, plant and equipment at cost and accumulated depreciation were:

(Dollars in Millions)	2011	2010
Land	$134	$128
Buildings and related improvements	1,402	1,328
Machinery and equipment	3,396	3,179
Construction in progress	403	358
Accumulated depreciation	(2,630)	(2,385)

Property, plant and equipment, net	$2,705	$2,608

The amounts above include property under capital lease of $69 million and $74 million at September 30, 2011 and September 24, 2010, respectively, consisting primarily of buildings. Accumulated amortization of capitalized lease assets was $54 million and $66 million at the end of fiscal 2011 and 2010, respectively.

Depreciation expense, including amounts related to capitalized leased assets, was $397 million, $360 million and $337 million in fiscal 2011, 2010 and 2009, respectively. These amounts also include depreciation expense on demonstration equipment included in other assets on the consolidated balance sheet. Maintenance and repair expenditures are charged to expense when incurred and were $104 million in fiscal 2011, $94 million in fiscal 2010 and $96 million in fiscal 2009.

10. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for fiscal 2010 and 2011 were as follows:

(Dollars in Millions)	Medical Devices	Pharma- ceuticals	Medical Supplies	Total
Goodwill at September 25, 2009	$5,123	$508	$389	$6,020
Acquisitions	1,687	—	—	1,687
Purchase price allocation adjustment	(3)	—	—	(3)
Currency translation	(29)	—	—	(29)

Goodwill at September 24, 2010	6,778	508	389	7,675
Currency translation and other	8	—	—	8

Goodwill at September 30, 2011	$6,786	$508	$389	$7,683

89	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount and accumulated amortization of intangible assets at the end of fiscal 2011 and 2010 were as follows:

	2011		2010
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,208	$761	$2,129	$620
Customer relationships	801	108	801	64
Other	329	131	323	110

Total	$3,338	$1,000	$3,253	$794

Non-Amortizable:
Trademarks	$357		$356
In-process research and development	69		134

Total	$426		$490

Intangible asset amortization expense for fiscal 2011, 2010 and 2009 was $202 million, $129 million and $82 million, respectively. During fiscal 2010, the Company began including amortization expense related to unpatented and patented technology and certain other intangible assets in cost of goods sold. This amortization expense was previously included in selling, general and administrative expenses. Amortization expense related to these intangible assets for fiscal 2009 has not been reclassified as the amount was not significant. The estimated aggregate amortization expense is expected to be as follows:

(Dollars in Millions)
Fiscal 2012	$204
Fiscal 2013	203
Fiscal 2014	201
Fiscal 2015	200
Fiscal 2016	195

2011 Form 10-K	90

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Debt

At the end of fiscal 2011 and 2010, debt was comprised of:

(Dollars in Millions)	2011	2010
Current maturities of long-term debt:
5.2% senior notes due October 2010	$—	$250
Capital lease obligations	6	5
Other	5	—

Total	11	255
Long-term debt:
Commercial paper program	115	397
5.5% senior notes due October 2012	500	500
1.9% senior notes due June 2013	500	500
2.8% senior notes due June 2015	400	400
6.0% senior notes due October 2017	1,150	1,150
4.2% senior notes due June 2020	600	600
6.6% senior notes due October 2037	850	850
Capital lease obligations	43	36
Other	39	18

Total	4,197	4,451

Total debt	$4,208	$4,706

In August 2011, Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary of the Company, replaced its $1.425 billion five-year unsecured senior revolving credit facility expiring in 2012, with a $1.500 billion five-year unsecured senior revolving credit facility expiring in 2016. CIFSA may increase this facility by up to $500 million to a maximum of $2.000 billion provided certain borrowing conditions are met. Borrowings under this credit facility bear interest, at the Company’s option, at a base rate or LIBOR, plus a margin dependent on the Company’s credit ratings. CIFSA is required to pay a facility fee between 7.5 to 25 basis points, depending on its credit rating, on the aggregate unused amount under the facility. The credit facility agreement contains a covenant limiting the Company’s ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which are considered restrictive to the Company’s operations. Borrowings under this credit facility are fully and unconditionally guaranteed by Covidien plc. No amount was outstanding under either credit facility at September 30, 2011 or September 24, 2010.

The Company also has a commercial paper program. The notes issued under this program by CIFSA are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd. Proceeds from the sale of the notes are used for working capital and other corporate purposes. The weighted-average interest rate on the notes issued under the commercial paper program was 0.4% and 0.5% at September 30, 2011 and September 24, 2010, respectively. The Company is required to maintain an available unused balance under its revolving credit facility sufficient to support amounts outstanding under the commercial paper program.

91	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amounts of debt, including capital lease obligations, maturing during the next five fiscal years and thereafter are as follows:

(Dollars in Millions)
Fiscal 2012	$11
Fiscal 2013	1,009
Fiscal 2014	16
Fiscal 2015	410
Fiscal 2016	124
Thereafter	2,638

12. Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, which are discussed in note 19.

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

In connection with the sale of the Specialty Chemicals business, the Company provided the purchaser with an indemnification for various risks, including environmental, health, safety, tax and other matters, some of which have an indefinite term. However, the most significant portion of this indemnification relates to environmental, health and safety matters, which has a term of 17 years. A liability of $22 million relating to this indemnification was included on the Company’s consolidated balance sheet at both September 30, 2011 and September 24, 2010. The value of the environmental, health and safety guarantee was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. The maximum future payments the Company could be required to make under the indemnification provided to the purchaser is $82 million. In addition, the Company was required to pay $30 million into an escrow account as collateral, which is included in other assets on the consolidated balance sheets.

The Company has recorded liabilities for known indemnifications included as part of environmental liabilities, which are discussed in note 21. In addition, the Company is liable for product performance; however in the opinion of management, such obligations will not significantly affect the Company’s results of operations, financial condition or cash flows.

At September 30, 2011, the Company had outstanding letters of credit and letters of guarantee in the amount of $276 million.

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

2011 Form 10-K	92

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

United States. Swap contracts on commodities are periodically entered into to manage the price risk associated with forecasted purchases of commodities used in the Company’s manufacturing processes.

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheet. Changes in a derivative financial instrument’s fair value are recognized in earnings unless specific hedge criteria are met. The Company has designated certain interest rate lock contracts and certain commodity swap contracts as cash flow hedges. The Company has not designated the foreign currency forward and option contracts as hedging instruments.

Interest Rate Exposure

Fair Value Hedges—The Company manages interest rate exposure through the use of interest rate swap transactions with financial institutions acting as principal counterparties to convert a portion of fixed-rate debt to variable-rate debt. These transactions are designated as fair value hedges. During the second quarter of fiscal 2011, CIFSA entered into interest rate swaps on $300 million principal amount of its 6.0% senior notes due 2017, which were subsequently terminated during the fourth quarter of fiscal 2011. Since the interest rate swaps were designated as hedging instruments of outstanding debt, the $23 million gain is being amortized to interest expense over the remaining life of the related debt.

Cash Flow Hedges—During fiscal 2007, CIFSA entered into a series of forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of fixed rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated in fiscal 2007 and fiscal 2008 prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective, accordingly, the loss that resulted upon termination of the rate locks was recorded in accumulated other comprehensive income and is being amortized to interest expense over the terms of the notes. As of September 30, 2011 and September 24, 2010, the amount of this loss that remained in accumulated other comprehensive income was $45 million and $49 million, respectively.

Foreign Exchange Exposure

Derivatives not Designated as Hedging Instruments—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the Euro and Yen, as well as approximately 20 other currencies. The Company generally manages its exposure for forecasted transactions for the upcoming 12 months. All forward and option contracts are recorded on the consolidated balance sheet at fair value. At September 30, 2011, the Company had foreign currency forward and option contracts outstanding with a notional amount of $780 million. These contracts do not meet the necessary criteria to qualify for hedge accounting. Accordingly, all associated changes in fair value are recognized in earnings.

93	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and amount of net (loss) gain on foreign exchange forward and option contracts not designated as hedging instruments and related hedged items were as follows:

(Dollars in Millions)	2011	2010	2009
Income statement location:
Cost of goods sold(1)	$(23)	$19	$—
Selling, general and administrative expenses	(13)	6	35

	$(36)	$25	$35

(1)

During fiscal 2010, the Company began including the net gain (loss) on foreign exchange option and forward contracts, which relate to forecasted intercompany inventory transactions, in cost of goods sold. This amount was previously included in selling, general and administrative expenses. The net gain (loss) related to these transactions for fiscal 2009 has not been reclassified as the amount was not significant.

Fair Value of Derivative Instruments

The fair value of foreign exchange forward and option contracts not designated as hedging instruments are included in the following consolidated balance sheet captions in the amounts shown:

(Dollars in Millions)	September 30, 2011	September 24, 2010
Derivative Assets:
Prepaid expenses and other current assets	$40	$16
Accrued and other current liabilities	1	—

	$41	$16

Derivative Liabilities:
Prepaid expenses and other current assets	$5	$4
Accrued and other current liabilities	24	20

	$29	$24

14. Financial Instruments and Fair Value Measurements

The following table provides a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011:

(Dollars in Millions)	September 30, 2011	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Foreign currency contracts	$41	$—	$41
Debt and equity securities held in rabbi trust	33	15	18

Total assets at fair value	$74	$15	$59

Liabilities
Foreign currency contracts	$29	$—	$29
Deferred compensation liabilities	93	—	93

Total liabilities at fair value	$122	$—	$122

2011 Form 10-K	94

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

Deferred compensation liabilities—The Company maintains a non-qualified deferred compensation plan in the United States, which permits eligible employees to defer a portion of their compensation. A recordkeeping account is set up for each participant and the participant chooses from a variety of funds for the deemed investment of their accounts. The measurement funds generally correspond to the funds offered in the Company’s U.S. tax-qualified retirement plan and the account balance fluctuates with the investment returns on those funds.

95	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(Dollars in Millions)	2011	2010
Balance at beginning of period	$71	$—
Change in fair value	4	—
Settlement	(75)	—
Fair value of acquired liability	—	71

Balance at end of period	$—	$71

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, amounts due from former parent and affiliate, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, investments and accounts payable approximated their carrying values at September 30, 2011 and September 24, 2010. The fair value of CIFSA’s unsecured senior notes was approximately $4.567 billion and $4.627 billion at September 30, 2011 and September 24, 2010, respectively. The carrying value of the senior notes was $3.994 billion and $4.243 billion at September 30, 2011 and September 24, 2010, respectively. It is not practicable to estimate the fair value of the amounts due to or from former parent and affiliate.

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

Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company’s large number of customers and their diversity across many geographic areas. A portion of the Company’s trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies. Deteriorating credit and economic conditions in parts of Western Europe, particularly in Spain, Italy and Portugal, may continue to increase the average length of time it takes the Company to collect its accounts receivable in certain regions within these countries.

The Company has not incurred significant losses on government receivables; however, during fiscal 2010, as a result of the Greek government’s plan to repay certain of its past due receivables through the issuance of non-interest bearing bonds, the Company recorded a $19 million charge to write-down certain of its accounts receivable in Greece. In fiscal 2011, the Company received $98 million in non-interest bearing bonds from the

2011 Form 10-K	96

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Greek government. The Company sold substantially all of these bonds for proceeds of $71 million during fiscal 2011. As a result of the sale, the Company recorded a $4 million gain, net of the $29 million of reserves that had previously been established on the related receivables. As of September 30, 2011, the Company had an insignificant amount of these government bonds remaining on its consolidated balance sheet.

The Company continually evaluates all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries’ healthcare systems continue to deteriorate such that their ability to make payments is uncertain, additional allowances may be required in future periods. The Company’s aggregate accounts receivable net of the allowance for doubtful accounts in Spain, Italy and Portugal and as a percent of the Company’s total outstanding accounts receivable, net are as follows:

(Dollars in Millions)	September 30, 2011	September 24, 2010	September 25, 2009
Total outstanding accounts receivable, net	$563	$457	$435
Percentage of total outstanding accounts receivable, net	32%	27%	26%

Net sales to customers in Spain, Italy and Portugal totaled $732 million, $690 million and $677 million for fiscal 2011, 2010 and 2009, respectively.

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

97	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans is as follows:

	U.S. Plans			Non-U.S. Plans
(Dollars in Millions)	2011	2010	2009	2011	2010	2009
Service cost	$4	$6	$7	$18	$14	$13
Interest cost	28	30	34	16	16	16
Expected return on plan assets	(31)	(29)	(31)	(13)	(12)	(11)
Amortization of prior service cost	1	2	2	—	—	—
Amortization of net actuarial loss	19	20	11	5	3	2
Plan settlements	11	7	—	—	—	2
Curtailments	2	—	—	1	1	1
Special termination benefits	—	2	—	—	—	1

Net periodic benefit cost	$34	$38	$23	$27	$22	$24

Weighted-average assumptions used to determine net pension cost during the year:
Discount rate	4.9%	5.5%	7.0%	4.2%	5.3%	5.5%
Expected return on plan assets	7.4%	7.4%	7.4%	4.6%	5.2%	5.7%
Rate of compensation increase	2.8%	2.8%	3.8%	3.6%	3.6%	3.8%

2011 Form 10-K	98

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the changes in benefit obligations, plan assets and the net amounts recognized on the consolidated balance sheet for all U.S. and non-U.S. defined benefit plans at the end of fiscal 2011 and 2010:

	U.S. Plans		Non-U.S. Plans
(Dollars in Millions)	2011	2010	2011	2010
Change in benefit obligations:
Projected benefit obligations at beginning of year	$608	$579	$384	$330
Service cost	4	6	18	14
Interest cost	28	30	16	16
Employee contributions	—	—	2	2
Actuarial loss (gain)	27	46	(16)	50
Benefits and administrative expenses paid	(34)	(36)	(16)	(15)
Plan settlements	(30)	(19)	(2)	(2)
Curtailments	—	—	—	1
Special termination benefits	—	2	—	—
Currency translation	—	—	10	(12)

Projected benefit obligations at end of year	$603	$608	$396	$384

Change in plan assets:
Fair value of plan assets at beginning of year	$447	$421	$259	$236
Actual return on plan assets	17	56	12	25
Employer contributions	30	25	27	22
Employee contributions	—	—	2	2
Benefits and administrative expenses paid	(34)	(36)	(16)	(15)
Plan settlements	(30)	(19)	(2)	(2)
Currency translation	—	—	6	(9)

Fair value of plan assets at end of year	$430	$447	$288	$259

Funded status at end of year	$(173)	$(161)	$(108)	$(125)

Amounts recognized on the consolidated balance sheet:
Non-current assets	$1	$3	$26	$9
Current liabilities	(3)	(3)	(3)	(4)
Non-current liabilities	(171)	(161)	(131)	(130)

Net amount recognized on the consolidated balance sheet	$(173)	$(161)	$(108)	$(125)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$(229)	$(219)	$(66)	$(83)
Prior service (cost) credit	(1)	(3)	7	6

Net amount recognized in accumulated other comprehensive income	$(230)	$(222)	$(59)	$(77)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	4.4%	4.9%	4.4%	4.2%
Rate of compensation increase	2.8%	2.8%	3.5%	3.6%

The estimated net actuarial losses for pension benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2012 is expected to be $21 million and $4 million for the Company’s U.S. and non-U.S. plans, respectively.

99	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Company’s U.S. plans, the discount rate is based on the market rate for a broad population of Moody’s AA-rated corporate bonds over $250 million. For the Company’s non-U.S. plans, the discount rate is generally determined by reviewing country and region specific government and corporate bond interest rates.

The accumulated benefit obligation for all U.S. and non-U.S. plans at the end of fiscal 2011 and 2010 is as follows:

	U.S. Plans		Non-U.S. Plans
(Dollars in Millions)	2011	2010	2011	2010
Accumulated benefit obligation	$603	$608	$358	$340

The accumulated benefit obligation and fair value of plan assets for all U.S. and non-U.S. pension plans with accumulated benefit obligations in excess of plan assets at the end of fiscal 2011 and 2010 are as follows:

	U.S. Plans		Non-U.S. Plans
(Dollars in Millions)	2011	2010	2011	2010
Accumulated benefit obligation	$588	$594	$245	$244
Fair value of plan assets	415	429	139	145

The projected benefit obligation and fair value of plan assets for all U.S. and non-U.S. pension plans with projected benefit obligations in excess of plan assets at the end of fiscal 2011 and 2010 are as follows:

	U.S. Plans		Non-U.S. Plans
(Dollars in Millions)	2011	2010	2011	2010
Projected benefit obligation	$588	$594	$301	$294
Fair value of plan assets	415	429	166	160

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

The Company’s U.S. pension plans have a target allocation of either 57% equity securities and 43% debt securities or 32% equity securities and 68% debt securities, depending on the status and duration of liabilities of the plan. Various asset allocation strategies are in place for non-U.S. pension plans depending upon local law, status, funding level and duration of liabilities. The weighted-average target allocation for the Company’s non-U.S. pension plans at the end of fiscal 2011 is as follows:

Equity securities	36%
Debt securities	51
Cash and other	13

Total	100%

2011 Form 10-K	100

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension plans have the following weighted-average asset allocations at the end of fiscal 2011 and 2010:

	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Equity securities	47%	47%	32%	39%
Debt securities	51	51	52	47
Cash and cash equivalents	1	1	1	1
Other	1	1	15	13

Total	100%	100%	100%	100%

The following tables provide a summary of plan assets held by the Company’s U.S. plans that are measured at fair value on a recurring basis at the end of fiscal 2011:

(Dollars in Millions)	September 30, 2011	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities:
U.S. small mid cap	$26	$26	$—
U.S. large cap	117	117	—
International	60	60	—
Debt securities:
Diversified fixed income funds(1)	184	184	—
High yield bonds	23	23	—
Emerging market debt	13	13	—
Other	7	5	2

Total	$430	$428	$2

The following tables provide a summary of plan assets held by the Company’s U.S. plans that are measured at fair value on a recurring basis at the end of fiscal 2010:

(Dollars in Millions)	September 24, 2010	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities:
U.S. small mid cap	$34	$34	$—
U.S. large cap	126	126	—
International	51	51	—
Debt securities:
Diversified fixed income funds(1)	179	179	—
High yield bonds	25	25	—
Emerging market debt	25	25	—
Other	7	5	2

Total	$447	$445	$2

(1)	Diversified fixed income funds consist of U.S. Treasury bonds, mortgage-backed securities, corporate bonds, asset-backed securities and U.S. agency bonds.

101	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables provide a summary of plan assets held by the Company’s non-U.S. plans that are measured at fair value on a recurring basis at the end of fiscal 2011:

(Dollars in Millions)	September 30, 2011	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large cap	$13	$—	$13	$—
International	79	11	68	—
Debt securities:
International corporate debt	19	—	19	—
International government bonds	30	1	29	—
Insurance contracts	125	—	15	110
Diversified/co-mingled funds	11	4	7	—
Other	11	1	9	1

Total	$288	$17	$160	$111

The following tables provide a summary of plan assets held by the Company’s non-U.S. plans that are measured at fair value on a recurring basis at the end of fiscal 2010:

(Dollars in Millions)	September 24, 2010	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large cap	$7	$—	$7	$—
International	96	31	65	—
Debt securities:
International corporate debt	17	—	17	—
International government bonds	25	7	18	—
Insurance contracts	99	—	13	86
Diversified/co-mingled funds	6	—	6	—
Other	9	1	7	1

Total	$259	$39	$133	$87

2011 Form 10-K	102

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides a summary of the changes in the fair value measurements that used significant unobservable inputs (level 3) for fiscal 2010 and 2011:

(Dollars in Millions)	Insurance Contracts	Other	Total
Balance at September 25, 2009	$80	$1	$81
Net unrealized gains	5	—	5
Net purchases, sales and issuances	1	—	1

Balance at September 24, 2010	86	1	87
Net unrealized gains	21	—	21
Net purchases, sales and issuances	3	—	3

Balance at September 30, 2011	$110	$1	$111

Covidien shares are not a direct investment of the Company’s pension funds; however, the pension funds may indirectly include Covidien shares. The aggregate amount of the Covidien shares would not be material relative to the total pension fund assets.

The Company’s funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will at least make minimum required contributions of $36 million to its U.S. and non-U.S. pension plans in fiscal 2012.

103	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit payments expected to be paid, reflecting future expected service as appropriate, are as follows:

(Dollars in Millions)	U.S. Plans	Non-U.S. Plans
Fiscal 2012	$65	$15
Fiscal 2013	47	15
Fiscal 2014	46	15
Fiscal 2015	45	15
Fiscal 2016	44	17
Fiscal 2017-2021	205	103

Defined Contribution Retirement Plans—The Company maintains one active tax-qualified 401(k) retirement plan in the United States, which provides for an automatic Company contribution of three percent of an eligible employee’s pay. The Company also makes a matching contribution generally equal to 50% of each employee’s elective contribution to the plan up to 6 percent of the employee’s eligible pay. The total Company contribution to the plan was $86 million, $79 million and $69 million for fiscal 2011, 2010 and 2009, respectively.

Deferred Compensation Plans—The Company maintains one active non-qualified deferred compensation plan in the United States, which permits eligible employees to defer a portion of their compensation. A recordkeeping account is set up for each participant and the participant chooses from a variety of funds for the deemed investment of their accounts. The measurement funds generally correspond to the funds offered in the Company’s U.S. tax-qualified retirement plan and the account balance fluctuates with the investment returns on those funds. Deferred compensation expense for each period presented was insignificant.

Rabbi Trusts and Other Investments—The Company maintains several rabbi trusts, the assets of which may be used to pay retirement benefits. The trusts primarily hold life insurance policies and debt and equity securities. The value of the assets held by these trusts was $85 million and $83 million at September 30, 2011 and September 24, 2010, respectively, which were included in other assets on the consolidated balance sheets. The rabbi trust assets, which are consolidated, are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. Plan participants are general creditors of the Company with respect to these benefits. In addition, the Company has additional insurance contracts which serve as collateral for certain non-U.S. pension plan benefits amounting to $37 million at both September 30, 2011 and September 24, 2010, respectively. These amounts were also included in other assets on the consolidated balance sheets.

Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than retirement plan benefits for its employees. However, certain acquired operations provide postretirement medical benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide eligibility for such benefits.

The net periodic (credit) benefit cost for postretirement benefit plans is as follows:

(Dollars in Millions)	2011	2010	2009
Service cost	$—	$1	$1
Interest cost	5	6	8
Amortization of prior service cost	(9)	(6)	(6)
Amortization of net actuarial loss	1	—	—
Curtailments	(5)	—	—

Net periodic (credit) benefit cost	$(8)	$1	$3

Weighted-average assumptions used to determine net pension cost during the year:
Discount rate	4.6%	5.4%	7.0%

2011 Form 10-K	104

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of the accrued postretirement benefit obligations, all of which are unfunded, at the end of fiscal 2011 and 2010:

(Dollars in Millions)	2011	2010
Change in benefit obligations:
Projected benefit obligations at beginning of year	$125	$118
Service cost	—	1
Interest cost	5	6
Actuarial (gain) loss	(19)	7
Benefits paid	(7)	(7)
Plan amendments	(17)	—
Curtailments	3	—

Projected benefit obligations at end of year	$90	$125

Amounts recognized on the consolidated balance sheet:
Current liabilities	$(9)	$(10)
Non-current liabilities	(81)	(115)

Total amount recognized on the balance sheet	$(90)	$(125)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain (loss)	$8	$(12)
Prior service credit	28	28

Net amount recognized in accumulated other comprehensive income	$36	$16

Weighted-average assumptions used to determine postretirement benefit obligations at year end:
Discount rate	4.2%	4.6%

The estimated prior service credit and net loss for postretirement benefit plans that will be amortized from accumulated comprehensive income into net periodic benefit cost in fiscal 2012 aggregate $11 million.

Healthcare cost trend assumptions are as follows:

	2011	2010
Healthcare cost trend rate assumed for next fiscal year	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline	4.5%	4.5%
Fiscal year the ultimate trend rate is achieved	2029	2029

A one-percentage-point increase in assumed healthcare cost trend rates would increase the accumulated postretirement benefit obligation as of September 30, 2011 by $5 million. A one-percentage-point decrease in assumed healthcare cost trend rates would decrease the accumulated postretirement benefit obligation as of September 30, 2011 by $4 million.

The Company expects to make contributions to its postretirement benefit plans of $9 million in fiscal 2012.

105	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit payments expected to be paid, reflecting future expected service as appropriate, are as follows:

(Dollars in Millions)
Fiscal 2012	$9
Fiscal 2013	9
Fiscal 2014	8
Fiscal 2015	8
Fiscal 2016	7
Fiscal 2017-2021	29

16. Equity

Preference Shares—Covidien has authorized 125,000,000 preference shares, par value of $0.20 per share, none of which were issued at September 30, 2011 and September 24, 2010. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise with respect to the preference shares may be determined by Covidien’s Board of Directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends prior to any payment to the ordinary shareholders.

Share Repurchases—On August 11, 2011, the Company’s Board of Directors authorized a program to purchase up to $2.0 billion of the Company’s ordinary shares, to allow management to utilize excess cash to enhance shareholder value. Shares may be repurchased from time to time, based on market conditions. On March 16, 2010 and January 27, 2009, the Company’s Board of Directors authorized programs to purchase up to $1.0 billion and $300 million of the Company’s ordinary shares, respectively, primarily to offset dilution related to equity compensation plans. Both of these plans have been completed.

The following table presents the number of shares and dollar amount of repurchases made under each of the Company’s repurchase programs by fiscal year and the amount available for repurchase as of September 30, 2011:

(In Millions)	2011 Share Repurchase Program		2010 Share Repurchase Program		2009 Share Repurchase Program
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Authorized repurchase amount		$2,000		$1,000		$300
Repurchases:
Fiscal 2011	4.0	200	14.9	750	—	—
Fiscal 2010	—	—	6.6	250	1.5	75
Fiscal 2009	—	—	—	—	6.0	225

Remaining amount available		$1,800		$—		$—

The Company also repurchases shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. In addition, the Company repurchases shares to settle certain option exercises. During fiscal 2011, 2010 and 2009, $5 million, $6 million and $7 million, respectively, was spent to acquire shares in connection with such share-based awards. In fiscal 2009, prior to the reorganization discussed in note 1, the Company retired all of the shares that Covidien Ltd. held in treasury at that time.

2011 Form 10-K	106

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends—Covidien paid cash dividends totaling $396 million, $360 million and $322 million during fiscal 2011, 2010 and 2009, respectively. On September 22, 2011, the Board of Directors declared a quarterly cash dividend of $0.225 per share to shareholders of record on October 13, 2011. The dividend, totaling $109 million, was paid on November 4, 2011.

Adjustment to Additional Paid-in Capital—During fiscal 2010, following an analysis of certain income tax liabilities allocated to the Company related to Tyco International’s former Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses, the Company recorded an $18 million increase to additional paid-in capital.

17. Share Plans

Stock Compensation Plans

The Company’s amended and restated 2007 Stock and Incentive Plan provides a maximum of 35 million ordinary shares to be issued as stock options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, restricted stock, deferred stock units, promissory stock and other stock-based awards, excluding the 17.2 million ordinary shares that had been issued prior to the amendment.

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

Option activity and information is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding at September 24, 2010	22,380,395	$41.83
Granted	5,404,070	43.33
Exercised	(4,971,705)	35.32
Expired/Forfeited	(3,614,170)	54.41

Outstanding at September 30, 2011	19,198,590	41.57	6.67	$69

Vested and unvested expected to vest as of September 30, 2011	18,193,946	41.46	6.55	67

Exercisable at September 30, 2011	10,445,246	40.55	5.11	47

As of September 30, 2011, there was $54 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.4 years.

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

107	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2011	2010	2009
Expected stock price volatility	26.99%	27.00%	31.84%
Risk-free interest rate	1.86%	2.26%	1.97%
Expected annual dividend per share	$0.80	$0.72	$0.64
Expected life of options (years)	5.4	5.3	5.2
Fair value per option	$9.71	$11.24	$8.87

The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $86 million, $52 million and $19 million, respectively. The related tax benefit for fiscal 2011, 2010 and 2009 was $25 million, $11 million and $1 million, respectively.

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

RSU activity is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 24, 2010	1,960,242	$41.15
Granted	837,408	45.01
Vested	(935,107)	41.33
Forfeited	(221,656)	41.43

Non-vested at September 30, 2011	1,640,887	42.98

The weighted-average grant-date fair value of RSUs granted during fiscal 2011, 2010 and 2009 was $45.01, $45.02 and $34.37, respectively. The total fair value of RSUs vested during fiscal 2011, 2010 and 2009 was $45 million, $38 million and $52 million, respectively. As of September 30, 2011, there was $37 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.4 years.

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

2011 Form 10-K	108

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PSU activity is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 24, 2010	1,089,185	$51.34
Granted	796,509	57.89
Vested	(1,063)	47.57
Forfeited	(130,882)	53.89

Non-vested at September 30, 2011	1,753,749	54.13

The Company generally uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of the awards. The assumptions used in the Monte Carlo model for PSUs granted during each year were as follows:

	2011	2010
Expected stock price volatility	31.4%	30.20%
Peer group stock price volatility	33.3%	32.46%
Correlation of returns	49.7%	47.31%

The weighted-average grant-date fair value per share of PSUs granted during fiscal 2011, 2010 and 2009 was $57.89, $63.83 and $41.01 respectively. As of September 30, 2011, there was $26 million of unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted-average period of 1.0 year.

Equity-Based Compensation—Compensation costs related to share-based transactions are recognized in the consolidated financial statements based on fair value. Total equity-based compensation cost for fiscal 2011 was $101 million, of which $96 million has been included in selling, general and administrative expenses, and the remainder has been included in restructuring charges, net. Total equity-based compensation related to continuing operations was $91 million and $76 million for fiscal 2010 and 2009, respectively, and has been included in selling, general and administrative expenses. The Company recognized a related tax benefit associated with its equity-based compensation arrangements of $32 million, $30 million and $27 million during fiscal 2011, 2010 and 2009, respectively. The excess cash tax benefit classified as a financing cash inflow for fiscal 2011, 2010 and 2009 was $16 million, $7 million and $2 million, respectively.

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

The Company also maintains a Savings Related Share Plan for the benefit of employees of certain qualified non-U.S. subsidiaries in the United Kingdom. The terms of this plan provide for the Company to grant to certain employees the right to purchase shares at a stated price and receive certain tax benefits. Under this plan, eligible employees in the United Kingdom are granted options to purchase shares at the end of a three-year period at 85% of the fair market value of a Company share on the day before the date such employees were invited to apply for the grant of options. Options under the plan are generally exercisable after a period of three years from the invitation date and expire six months after the date of vesting. This plan provides for a maximum of 1 million ordinary shares to be issued.

109	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

(Dollars in Millions)	Currency Translation	Benefit Plans	Unrecognized (Loss) Gain on Derivatives	Unrecognized Gain (Loss) on Securities	Accumulated Other Comprehensive Income
Balance at September 26, 2008	$865	$(104)	$(58)	$4	$707
Pre-tax change before reclass to earnings	(125)	(79)	(5)	(5)	(214)
Amount reclassed to earnings	—	(10)	4	1	(5)
Income tax expense	—	39	2	—	41

Balance at September 25, 2009	740	(154)	(57)	—	529
Pre-tax change before reclass to earnings	(153)	(15)	(9)	—	(177)
Amount reclassed to earnings	3	(26)	8	—	(15)
Income tax expense	—	11	2	—	13

Balance at September 24, 2010	590	(184)	(56)	—	350
Pre-tax change before reclass to earnings	19	34	(2)	—	51
Amount reclassed to earnings	1	(21)	9	—	(11)
Income tax expense	—	8	—	—	8

Balance at September 30, 2011	$610	$(163)	$(49)	$—	$398

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

2011 Form 10-K	110

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At September 30, 2011, the Company is the primary obligor to the taxing authorities for $1.631 billion of contingent tax liabilities that are recorded on the consolidated balance sheet, of which $1.067 billion relates to periods prior to the separation and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. At September 24, 2010, the Company was the primary obligor to the taxing authorities for $1.986 billion of contingent tax liabilities that were recorded on the consolidated balance sheet.

Income Tax Receivables—The Company has a current and non-current receivable from Tyco International and TE Connectivity totaling $587 million and $724 million at September 30, 2011 and September 24, 2010, respectively. This receivable, which reflects 58% of the contingent tax liabilities that are subject to the Tax Sharing Agreement, is classified as due from former parent and affiliate on the consolidated balance sheets. Adjustments to this receivable are recorded in other income, net. During fiscal 2011, the Company received reimbursement payments totaling $211 million from Tyco International and TE Connectivity.

Guaranteed Tax Liabilities—The Company has certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, primarily related to certain contingent tax liabilities. A current and non-current liability totaling $660 million and $716 million relating to these guarantees was included on the Company’s consolidated balance sheet at September 30, 2011 and September 24, 2010, respectively. During fiscal 2011, the Company made payments totaling $55 million to Tyco International and TE Connectivity, which represents the 42% reimbursement required pursuant to the Tax Sharing Agreement for applicable tax and interest payments made by Tyco International and TE Connectivity.

20. Leases

The Company has facility, vehicle and equipment leases that expire at various dates. Rental expense under facility, vehicle and equipment operating leases was $155 million, $146 million and $139 million for fiscal 2011, 2010 and 2009, respectively. The Company also has facility and equipment commitments under capital leases.

111	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a schedule of minimum lease payments for non-cancelable leases as of September 30, 2011:

(Dollars in Millions)	Operating Leases	Capital Leases
Fiscal 2012	$118	$8
Fiscal 2013	88	8
Fiscal 2014	71	8
Fiscal 2015	55	8
Fiscal 2016	43	6
Thereafter	76	23

Total minimum lease payments	$451	61

Less interest portion of payments		12

Present value of minimum lease payments		$49

21. Commitments and Contingencies

The Company has purchase obligations related to commitments to purchase certain goods and services. At September 30, 2011, such obligations were as follows: $122 million in fiscal 2012, $15 million in fiscal 2013, $11 million in fiscal 2014, $11 million in fiscal 2015 and $12 million in fiscal 2016.

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

Antitrust Litigation

The Company was involved in an antitrust case with Natchitoches Parish Hospital Service District in which Natchitoches Parish Hospital alleged anticompetitive conduct by the Company in violation of federal antitrust laws. During fiscal 2010, the Company recorded a $32.5 million legal charge for the settlement of this case. This charge was included in selling, general and administrative expenses.

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

2011 Form 10-K	112

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Products Liability Litigation

The Company currently is involved in litigation in various state and federal courts against manufacturers of transvaginal pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of the Company have supplied pelvic mesh product to one of the manufacturers named in the litigation and the Company is indemnifying that manufacturer on certain claims. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. As of September 30, 2011, there were approximately 137 cases pending believed to involve products manufactured by Company subsidiaries. During fiscal 2011, the Company recorded a charge of $46 million for all known pending and estimated future claims, net of anticipated insurance recoveries. The Company believes that it has adequate amounts recorded relating to these matters based on current information. While the Company believes that the final disposition of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims.

Mallinckrodt Inc., a subsidiary of the Company, is one of four manufacturers of gadolinium-based contrast agents involved in litigation alleging that administration of these agents causes development of nephrogenic systemic fibrosis, in a small number of patients with advanced renal impairment. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of Ohio and cases in various state courts. Generally, complaints allege design and manufacturing defects, failure to warn, breach of warranty, fraud and violations of various state consumer protection laws. The Company believes that it has meritorious defenses to these complaints and is vigorously defending against them. When appropriate, the Company settles cases. As of September 30, 2011, there were 28 cases pending in which the plaintiff has either documented or specifically alleged use of the Company’s Optimark™ product. The Company no longer considers these legal proceedings to be material.

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

113	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of September 30, 2011, there were approximately 11,700 asbestos liability cases pending against Mallinckrodt.

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

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 30, 2011, the Company concluded that it was probable that it would incur remedial costs in the range of $180 million to $305 million. As of September 30, 2011, the Company concluded that the best estimate within this range was $186 million, of which $19 million was included in accrued and other current liabilities and $167 million was included in other liabilities on the consolidated balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

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

2011 Form 10-K	114

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2011, the Company estimates that the cost to comply with these proposed remediation alternatives at this site ranges from $98 million to $166 million. These amounts are included in the range of aggregate environmental remediation costs described above. However, there are still significant uncertainties in the outcome of the pending litigation, and the Company continues to disagree with the level of remediation outlined in the Maine Board’s final order.

The Company has also recorded asset retirement obligations (AROs) for the estimated future costs primarily associated with legal obligations to decommission two facilities within the Pharmaceuticals segment. As of September 30, 2011 and September 24, 2010, the Company’s AROs were $53 million and $79 million, respectively. The decrease in the AROs in fiscal 2011 resulted from revisions to cost estimates of $30 million, somewhat offset by interest accretion. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

Other Matters

The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations, financial condition or cash flows.

Tyco International Legal Proceedings

As discussed in note 19, pursuant to the Separation and Distribution Agreement, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities, including potential liabilities related to certain of Tyco International’s outstanding litigation matters. As of September 30, 2011, there were no remaining securities lawsuits outstanding. Accordingly, during fiscal 2011, the Company recorded income of $11 million related to the reversal of its portion of the remaining reserves that had previously been established.

During fiscal 2009, the Company recorded charges totaling $183 million for its share of Tyco International’s settlements of several securities cases and its portion of the estimated cost to settle all of the remaining Tyco International securities cases outstanding at that time.

Compliance Matters

Prior to the separation from Tyco International, Tyco International received and responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including subsidiaries which are now part of the Company. During 2005, Tyco International reported to the U.S. Department of Justice (DOJ) and the U.S. Securities and Exchange Commission (SEC) the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act (FCPA), that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. The Company has continued to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. To date, the baseline review and other compliance reviews have revealed that some past business practices may not comply with Covidien and FCPA requirements. The Company believes that it has adequate amounts recorded related to these matters, the amount of which is not significant.

115	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Segment and Geographic Data

The Company manages and operates its business through the following three segments:

•

Medical Devices includes the development, manufacture and sale of endomechanical instruments, energy devices, soft tissue repair products, vascular products, oximetry and monitoring products, airway and ventilation products and other medical products.

•	Pharmaceuticals includes the development, manufacture and distribution of specialty pharmaceuticals, active pharmaceutical ingredients, contrast products and radiopharmaceuticals.

•	Medical Supplies includes the development, manufacture and sale of nursing care products, medical surgical products, SharpSafety products and original equipment manufacturer products (OEM).

Management measures and evaluates the Company’s reportable segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment net sales and segment operating income because management evaluates the operating results of the segments excluding such items. These items include revenues and expenses related to sales of oxycodone hydrochloride extended-release (Oxy ER) tablets sold under a license agreement, which began in the fourth quarter of fiscal 2008 and ended in the second quarter of fiscal 2009, and net charges associated with acquisitions, licensing arrangements and divestitures, certain legal and environmental charges, net of insurance recoveries and restructuring and related charges. Although these amounts are excluded from segment net sales and segment operating income, as applicable, they are included in reported consolidated net sales and operating income and in the reconciliations presented below. Selected information by business segment is as follows:

2011 Form 10-K	116

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Millions)	2011	2010	2009
Net sales(1):
Medical Devices	$7,829	$6,715	$6,061
Pharmaceuticals	1,967	1,991	2,096
Medical Supplies	1,778	1,723	1,752

Net sales of reportable segments	11,574	10,429	9,909
Sales of Oxy ER	—	—	354

Consolidated net sales	$11,574	$10,429	$10,263

Operating income:
Medical Devices	$2,422	$2,097	$1,849
Pharmaceuticals	318	330	343
Medical Supplies	247	254	225

Operating income of reportable segments	2,987	2,681	2,417
Unallocated amounts:
Corporate expenses	(414)	(419)	(392)
Restructuring and related charges, net	(131)	(76)	(61)
Net charges associated with acquisitions, licensing arrangements and divestitures	(32)	(90)	(166)
Legal and environmental charges, net of insurance recoveries	(35)	(33)	(330)
Impact of Oxy ER	—	—	345

Consolidated operating income	$2,375	$2,063	$1,813

Total assets:
Medical Devices	$12,851	$12,707	$9,365
Pharmaceuticals	2,542	2,603	2,585
Medical Supplies	1,387	1,430	1,520

Total assets of reportable segments	16,780	16,740	13,470
Unallocated amounts:
Cash and cash equivalents	1,503	1,565	1,467
Deferred income taxes	707	717	562
All other, primarily due from former parent and affiliate	1,384	1,365	1,640

Consolidated total assets	$20,374	$20,387	$17,139

Depreciation and amortization:
Medical Devices	$365	$266	$219
Pharmaceuticals	120	114	107
Medical Supplies	97	95	80

Depreciation and amortization of reportable segments	582	475	406
Corporate depreciation and amortization	17	14	13

Consolidated depreciation and amortization	$599	$489	$419

Capital expenditures:
Medical Devices	$251	$192	$152
Pharmaceuticals	121	100	143
Medical Supplies	58	64	64
Corporate	37	45	25

Consolidated capital expenditures	$467	$401	$384

(1)

Amounts represent sales to external customers. Intersegment sales are not significant. There were no customers that represented 10% or more of net sales in fiscal 2011. Sales to one of the Company’s distributors, which supplies products from all of the Company’s segments to many end users, represented 10% of net sales in fiscal 2010 and 2009.

117	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales by groups of products within the Company’s segments are as follows:

(Dollars in Millions)	2011	2010	2009
Endomechanical Instruments	$2,342	$2,139	$1,982
Energy Devices	1,170	992	867
Soft Tissue Repair Products	900	854	807
Vascular Products	1,426	810	574
Oximetry & Monitoring Products	853	755	636
Airway & Ventilation Products	752	770	763
Other Products	386	395	432

Medical Devices	7,829	6,715	6,061
Specialty Pharmaceuticals	494	473	544
Active Pharmaceutical Ingredients	416	395	405
Contrast Products	598	604	591
Radiopharmaceuticals	459	519	556

Pharmaceuticals	1,967	1,991	2,096
Nursing Care Products	808	783	790
Medical Surgical Products	441	412	417
SharpSafety Products	308	320	334
Original Equipment Manufacturer Products	221	208	211

Medical Supplies	1,778	1,723	1,752

Net sales of reportable segments	11,574	10,429	9,909
Sales of Oxy ER	—	—	354

Consolidated net sales	$11,574	$10,429	$10,263

Selected information by geographic area is as follows:

(Dollars in Millions)	2011	2010	2009
Net sales(1):
United States	$6,331	$5,725	$5,925
Other Americas	745	653	549
Europe	2,746	2,605	2,510
Asia—Pacific	1,752	1,446	1,279

	$11,574	$10,429	$10,263

Long-lived assets(2):
United States	$2,093	$2,058	$1,981
Other Americas	197	146	144
Europe	343	355	398
Asia—Pacific	176	154	134

	$2,809	$2,713	$2,657

(1)	Sales to external customers are reflected in the regions based on the reporting entity that records the transaction.
(2)	Long-lived assets are comprised of property, plant and equipment and demonstration equipment.

2011 Form 10-K	118

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Summarized Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

	2011				2010
(Dollars in Millions, Except per Share Data)	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)	1st Qtr.(5)	2nd Qtr.(6)	3rd Qtr.(7)	4th Qtr.(8)
Net sales	$2,769	$2,801	$2,926	$3,078	$2,644	$2,551	$2,564	$2,670
Gross profit	1,571	1,596	1,671	1,740	1,459	1,453	1,426	1,467
Income from continuing operations	432	459	532	460	401	422	352	388
(Loss) income from discontinued operations, net of income taxes	(5)	(4)	3	(9)	11	(9)	12	55
Net income	427	455	535	451	412	413	364	443
Basic earnings per share:
Income from continuing operations	$0.87	$0.93	$1.08	$0.94	$0.80	$0.84	$0.70	$0.78
(Loss) income from discontinued operations	(0.01)	(0.01)	0.01	(0.02)	0.02	(0.02)	0.02	0.11
Net income	0.86	0.92	1.08	0.92	0.82	0.83	0.73	0.89
Diluted earnings per share:
Income from continuing operations	$0.87	$0.92	$1.06	$0.93	$0.80	$0.83	$0.70	$0.77
(Loss) income from discontinued operations	(0.01)	(0.01)	0.01	(0.02)	0.02	(0.02)	0.02	0.11
Net income	0.86	0.91	1.07	0.92	0.82	0.82	0.72	0.89

(1)

Gross profit includes a $24 million charge in cost of goods sold related to inventory that had been written up to fair value upon the acquisition of a business. In addition, income from continuing operations includes $53 million of restructuring and related charges and $11 million of shareholder settlement income.

(2)	Gross profit includes an $8 million charge in cost of goods sold related to inventory that had been written up to fair value upon the acquisition of a business.
(3)	Income from continuing operations includes $35 million of restructuring and related charges.
(4)

Income from continuing operations includes $43 million of restructuring and related charges and $46 million of legal charges related to the Company’s indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh product liability claims, net of insurance recoveries. In addition, as discussed in note 1, this quarter includes fourteen weeks.

(5)

Net sales exclude $105 million of net sales related to discontinued operations. Income from continuing operations includes a $33 million legal charge associated with an antitrust case, $6 million of transaction costs associated with acquisitions and $5 million of restructuring charges.

(6)

Net sales exclude $111 million of net sales related to discontinued operations. Income from continuing operations includes $26 million of restructuring charges and $5 million of transaction costs associated with acquisitions.

(7)

Net sales exclude $109 million of net sales related to discontinued operations. Income from continuing operations includes $25 million of restructuring charges and $18 million of transaction costs associated with acquisitions.

119	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)

Net sales exclude $75 million of net sales related to discontinued operations. Income from continuing operations includes $62 million of transaction costs associated with acquisitions, a net loss on divestitures of $25 million and $20 million of restructuring charges.

24. Covidien International Finance S.A. (CIFSA)

CIFSA, a Luxembourg company, is a holding company that owns, directly or indirectly, substantially all of the operating subsidiaries of Covidien plc. CIFSA is the issuer of the Company’s senior notes and commercial paper, both of which are fully and unconditionally guaranteed by Covidien plc and Covidien Ltd., the owners of CIFSA. In addition, CIFSA is the borrower under the revolving credit facility, which is fully and unconditionally guaranteed by Covidien plc. Covidien plc was incorporated on January 16, 2009 and replaced Covidien Ltd. as the ultimate parent company on June 4, 2009. The following information provides the composition of the Company’s income, assets, liabilities, equity and cash flows by relevant group within the Company: Covidien plc and Covidien Ltd. as the guarantors, CIFSA as issuer of the debt and the operating companies that represent assets of CIFSA. There are no other subsidiary guarantees. Consolidating financial information for Covidien plc from the date of formation, Covidien Ltd. and CIFSA, on a stand-alone basis, is presented using the equity method of accounting for subsidiaries.

2011 Form 10-K	120

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF INCOME

Fiscal Year Ended September 30, 2011

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$11,574	$—	$11,574
Cost of goods sold	—	—	—	4,996	—	4,996

Gross profit	—	—	—	6,578	—	6,578
Selling, general and administrative expenses	15	—	2	3,521	—	3,538
Research and development expenses	—	—	—	554	—	554
Restructuring charges, net	—	—	—	122	—	122
Shareholder settlement income	—	—	—	(11)	—	(11)

Operating (loss) income	(15)	—	(2)	2,392	—	2,375
Interest expense	—	—	(204)	1	—	(203)
Interest income	—	—	—	22	—	22
Other income	—	—	—	22	—	22
Equity in net income of subsidiaries	1,913	1,918	1,478	—	(5,309)	—
Intercompany interest and fees	(43)	(5)	646	(598)	—	—

Income from continuing operations before income taxes	1,855	1,913	1,918	1,839	(5,309)	2,216
Income tax (benefit) expense	(13)	—	—	346	—	333

Income from continuing operations	1,868	1,913	1,918	1,493	(5,309)	1,883
Loss from discontinued operations, net of income taxes	—	—	—	(15)	—	(15)

Net income	$1,868	$1,913	$1,918	$1,478	$(5,309)	$1,868

121	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF INCOME

Fiscal Year Ended September 24, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$10,429	$—	$10,429
Cost of goods sold	—	—	—	4,624	—	4,624

Gross profit	—	—	—	5,805	—	5,805
Selling, general and administrative expenses	13	—	2	3,204	—	3,219
Research and development expenses	—	—	—	447	—	447
Restructuring charges	—	—	—	76	—	76

Operating (loss) income	(13)	—	(2)	2,078	—	2,063
Interest expense	—	—	(199)	—	—	(199)
Interest income	—	—	—	22	—	22
Other income, net	—	—	—	40	—	40
Equity in net income of subsidiaries	1,708	1,713	1,737	—	(5,158)	—
Intercompany interest and fees	(63)	(5)	177	(109)	—	—

Income from continuing operations before income taxes	1,632	1,708	1,713	2,031	(5,158)	1,926
Income tax expense	—	—	—	363	—	363

Income from continuing operations	1,632	1,708	1,713	1,668	(5,158)	1,563
Income from discontinued operations, net of income taxes	—	—	—	69	—	69

Net income	$1,632	$1,708	$1,713	$1,737	$(5,158)	$1,632

2011 Form 10-K	122

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF INCOME

Fiscal Year Ended September 25, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$10,263	$—	$10,263
Cost of goods sold	—	—	—	4,622	—	4,622

Gross profit	—	—	—	5,641	—	5,641
Selling, general and administrative expenses	4	16	2	3,020	—	3,042
Research and development expenses	—	—	—	427	—	427
Restructuring charges	—	—	—	61	—	61
Shareholder settlements	—	—	—	183	—	183
In-process research and development charges	—	—	—	115	—	115

Operating (loss) income	(4)	(16)	(2)	1,835	—	1,813
Interest expense	—	—	(174)	(1)	—	(175)
Interest income	—	—	1	23	—	24
Other income, net	—	10	—	135	—	145
Equity in net income of subsidiaries	133	1,036	1,166	—	(2,335)	—
Intercompany interest and fees	(37)	(82)	45	74	—	—

Income from continuing operations before income taxes	92	948	1,036	2,066	(2,335)	1,807
Income tax expense	—	—	—	865	—	865

Income from continuing operations	92	948	1,036	1,201	(2,335)	942
Loss from discontinued operations, net of income taxes	—	—	—	(35)	—	(35)

Net income	$92	$948	$1,036	$1,166	$(2,335)	$907

123	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

At September 30, 2011

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$169	$1,334	$—	$1,503
Accounts receivable trade, net	—	—	—	1,744	—	1,744
Inventories	—	—	—	1,513	—	1,513
Intercompany receivable	23	—	—	153	(176)	—
Prepaid expenses and other current assets	3	—	29	452	—	484
Due from former parent and affiliate	—	—	—	4	—	4
Deferred income taxes	—	—	—	525	—	525

Total current assets	26	—	198	5,725	(176)	5,773
Property, plant and equipment, net	2	—	—	2,703	—	2,705
Goodwill	—	—	—	7,683	—	7,683
Intangible assets, net	—	—	—	2,764	—	2,764
Due from former parent and affiliate	—	—	—	583	—	583
Investment in subsidiaries	11,860	12,478	11,340	—	(35,678)	—
Intercompany loans receivable	—	94	11,294	6,160	(17,548)	—
Other assets	—	—	22	844	—	866

Total Assets	$11,888	$12,572	$22,854	$26,462	$(53,402)	$20,374

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$3	$8	$—	$11
Accounts payable	—	—	—	576	—	576
Intercompany payable	24	129	—	23	(176)	—
Accrued payroll and payroll related costs	—	—	—	468	—	468
Accrued and other current liabilities	109	—	83	951	—	1,143
Income taxes payable	—	—	—	97	—	97
Guaranteed contingent tax liabilities	—	—	—	105	—	105

Total current liabilities	133	129	86	2,228	(176)	2,400
Long-term debt	—	—	4,129	68	—	4,197
Income taxes payable	—	—	—	1,629	—	1,629
Guaranteed contingent tax liabilities	—	—	—	555	—	555
Intercompany loans payable	1,937	583	6,161	8,867	(17,548)	—
Deferred income taxes	—	—	—	745	—	745
Other liabilities	1	—	—	1,030	—	1,031

Total Liabilities	2,071	712	10,376	15,122	(17,724)	10,557
Shareholders’ Equity	9,817	11,860	12,478	11,340	(35,678)	9,817

Total Liabilities and Shareholders’ Equity	$11,888	$12,572	$22,854	$26,462	$(53,402)	$20,374

2011 Form 10-K	124

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

At September 24, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$—	$399	$1,165	$—	$1,565
Accounts receivable trade, net	—	—	—	1,708	—	1,708
Inventories	—	—	—	1,381	—	1,381
Intercompany receivable	32	200	—	16	(248)	—
Prepaid expenses and other current assets	4	—	—	308	—	312
Due from former parent and affiliate	—	—	—	245	—	245
Deferred income taxes	—	—	—	529	—	529

Total current assets	37	200	399	5,352	(248)	5,740
Property, plant and equipment, net	1	—	—	2,607	—	2,608
Goodwill	—	—	—	7,675	—	7,675
Intangible assets, net	—	—	—	2,949	—	2,949
Due from former parent and affiliate	—	—	—	479	—	479
Investment in subsidiaries	9,886	10,300	9,856	—	(30,042)	—
Intercompany loans receivable	—	94	9,926	5,174	(15,194)	—
Other assets	—	—	23	913	—	936

Total Assets	$9,924	$10,594	$20,204	$25,149	$(45,484)	$20,387

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$250	$5	$—	$255
Accounts payable	—	—	1	585	—	586
Intercompany payable	15	—	—	233	(248)	—
Accrued payroll and payroll related costs	—	—	—	435	—	435
Accrued and other current liabilities	100	—	88	1,007	—	1,195
Income taxes payable	—	—	—	547	—	547
Guaranteed contingent tax liabilities	—	—	—	108	—	108

Total current liabilities	115	—	339	2,920	(248)	3,126
Long-term debt	—	—	4,391	60	—	4,451
Income taxes payable	—	—	—	1,565	—	1,565
Guaranteed contingent tax liabilities	—	—	—	608	—	608
Intercompany loans payable	835	708	5,174	8,477	(15,194)	—
Deferred income taxes	—	—	—	673	—	673
Other liabilities	—	—	—	990	—	990

Total Liabilities	950	708	9,904	15,293	(15,442)	11,413
Shareholders’ Equity	8,974	9,886	10,300	9,856	(30,042)	8,974

Total Liabilities and Shareholders’ Equity	$9,924	$10,594	$20,204	$25,149	$(45,484)	$20,387

125	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Fiscal Year Ended September 30, 2011

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by continuing operating activities	$12	$323	$438	$1,409	$—	$2,182

Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(467)	—	(467)
Acquisition-related payments	—	—	—	(13)	—	(13)
Acquisition of licenses and technology	—	—	—	(6)	—	(6)
Divestitures	—	—	—	8	—	8
Sale of investments	—	—	—	17	—	17
Increase in restricted cash	—	—	—	(2)	—	(2)
Net increase in intercompany loans	—	—	(383)	—	383	—
Increase in investment in subsidiary	—	(199)	—	—	199	—
Other	—	—	—	(17)	—	(17)

Net cash used in continuing investing activities	—	(199)	(383)	(480)	582	(480)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(282)	—	—	(282)
Repayment of debt	—	—	(253)	(5)	—	(258)
Dividends paid	(396)	—	—	—	—	(396)
Repurchase of shares	(955)	—	—	—	—	(955)
Proceeds from exercise of share options	176	—	—	—	—	176
Payment of contingent consideration	—	—	—	(71)	—	(71)
Net intercompany loan borrowings (repayments)	1,103	(124)	—	(596)	(383)	—
Intercompany dividend received (paid)	—	—	250	(250)	—	—
Capital contribution from parent	—	—	—	199	(199)	—
Other	59	—	—	(44)	—	15

Net cash used in continuing financing activities	(13)	(124)	(285)	(767)	(582)	(1,771)

Effect of currency rate changes on cash	—	—	—	7	—	7

Net (decrease) increase in cash and cash equivalents	(1)	—	(230)	169	—	(62)
Cash and cash equivalents at beginning of year	1	—	399	1,165	—	1,565

Cash and cash equivalents at end of year	$—	$—	$169	$1,334	$—	$1,503

2011 Form 10-K	126

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Fiscal Year Ended September 24, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(77)	$(50)	$9	$2,303	$—	$2,185

Cash Flows From Investing Activities:
Capital expenditures	(1)	—	—	(400)	—	(401)
Acquisition-related payments, net of cash acquired	—	—	—	(3,012)	—	(3,012)
Acquisition of licenses and technology	—	—	—	(70)	—	(70)
Divestitures, net of cash retained by businesses sold	—	—	—	263	—	263
Sale of investments	—	—	—	54	—	54
Increase in restricted cash	—	—	—	(29)		(29)
Net increase in intercompany loans	—	—	(9,195)	—	9,195	—

Net cash used in continuing investing activities	(1)	—	(9,195)	(3,194)	9,195	(3,195)

Cash Flows From Financing Activities:
Net issuance of commercial paper	—	—	246	—	—	246
Issuance of debt	—	—	1,489	—	—	1,489
Repayment of debt	—	—	—	(88)	—	(88)
Dividends paid	(360)	—	—	—	—	(360)
Repurchase of shares	(331)	—	—	—	—	(331)
Proceeds from exercise of share options	107	—	—	—	—	107
Net intercompany loan borrowings	608	50	—	8,537	(9,195)	—
Intercompany dividend received (paid)	—	—	7,728	(7,728)	—	—
Other	54	—	(13)	(44)	—	(3)

Net cash provided by continuing financing activities	78	50	9,450	677	(9,195)	1,060

Discontinued Operations:
Net cash provided by discontinued operating activities	—	—	—	46	—	46
Net cash used in discontinued investing activities	—	—	—	(11)	—	(11)

Net cash provided by discontinued operations	—	—	—	35	—	35

Effect of currency rate changes on cash	—	—	—	13	—	13

Net increase (decrease) in cash and cash equivalents	—	—	264	(166)	—	98
Cash and cash equivalents at beginning of year	1	—	135	1,331	—	1,467

Cash and cash equivalents at end of year	$1	$—	$399	$1,165	$—	$1,565

127	2011 Form 10-K

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Fiscal Year Ended September 25, 2009

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(14)	$(210)	$(127)	$2,180	$—	$1,829

Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(384)	—	(384)
Acquisition-related payments, net of cash acquired	—	—	—	(608)	—	(608)
Acquisition of licenses and technology	—	—	—	(56)	—	(56)
Divestitures	—	—	—	6	—	6
Sale of investments	—	—	—	48	—	48
Decrease in restricted cash	—	—	—	2	—	2
Net decrease in intercompany loans	—	—	102	—	(102)	—
Other	—	—	—	(9)	—	(9)

Net cash provided by (used in) investing activities	—	—	102	(1,001)	(102)	(1,001)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(20)	—	—	(20)
Repayment of debt	—	—	—	(19)	—	(19)
Dividends paid	(80)	(242)	—	—	—	(322)
Repurchase of shares	(156)	(76)	—	—	—	(232)
Proceeds from exercise of share options	11	8	—	—	—	19
Net intercompany loan borrowings (repayments)	227	489	—	(818)	102	—
Other	13	31	(1)	(42)	—	1

Net cash provided by (used in) financing activities	15	210	(21)	(879)	102	(573)

Discontinued Operations:
Net cash provided by discontinued operating activities	—	—	—	44	—	44
Net cash used in discontinued investing activities	—	—	—	(26)	—	(26)

Net cash provided by discontinued operations	—	—	—	18	—	18

Effect of currency rate changes on cash	—	—	—	(14)	—	(14)

Net increase (decrease) in cash and cash equivalents	1	—	(46)	304	—	259
Cash and cash equivalents at beginning of year	—	—	181	1,027	—	1,208

Cash and cash equivalents at end of year	$1	$—	$135	$1,331	$—	$1,467

2011 Form 10-K	128

COVIDIEN PLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Income	Acquisitions, Divestitures and Other	Deductions	Balance at End of Year
(Dollars in Millions)
Fiscal 2011
Reserve for rebates	$570	$3,409	$(10)	$(3,352)	$617
Allowance for doubtful accounts	$73	$(4)	$—	$(30)	$39
Fiscal 2010
Reserve for rebates	$520	$3,149	$3	$(3,102)	$570
Allowance for doubtful accounts	$40	$28	$12	$(7)	$73
Fiscal 2009
Reserve for rebates	$450	$2,831	$9	$(2,770)	$520
Allowance for doubtful accounts	$46	$(2)	$—	$(4)	$40

129	2011 Form 10-K