Form 10-Q
period 2011-12-30
Covidien plc
filed 2012-02-03
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2011

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

The number of ordinary shares outstanding as of January 30, 2012 was 483,338,786.

COVIDIEN PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF INCOME

Quarters Ended December 30, 2011 and December 24, 2010

(in millions, except per share data)

	Quarters Ended
	December 30, 2011	December 24, 2010
Net sales	$2,898	$2,769
Cost of goods sold	1,197	1,198

Gross profit	1,701	1,571
Selling, general and administrative expenses	907	861
Research and development expenses	144	119
Restructuring charges, net	14	53
Shareholder settlement income	—	(11)

Operating income	636	549
Interest expense	(51)	(52)
Interest income	6	5
Other income	2	13

Income from continuing operations before income taxes	593	515
Income tax expense	99	83

Income from continuing operations	494	432
Loss from discontinued operations, net of income taxes	—	(5)

Net income	$494	$427

Basic earnings per share:
Income from continuing operations	$1.02	$0.87
Loss from discontinued operations	—	(0.01)
Net income	1.02	0.86
Diluted earnings per share:
Income from continuing operations	$1.02	$0.87
Loss from discontinued operations	—	(0.01)
Net income	1.02	0.86
Weighted-average number of shares outstanding:
Basic	483	495
Diluted	486	498

Cash dividends declared per ordinary share	$—	$—

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

CONSOLIDATED BALANCE SHEETS

At December 30, 2011 and September 30, 2011

(in millions, except share data)

	December 30, 2011	September 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$1,767	$1,503
Accounts receivable trade, less allowance for doubtful accounts of $38 and $39	1,782	1,744
Inventories	1,552	1,513
Prepaid expenses and other current assets	923	1,009
Due from former parent and affiliate	6	4

Total current assets	6,030	5,773
Property, plant and equipment, net	2,734	2,705
Goodwill	7,667	7,683
Intangible assets, net	2,707	2,764
Due from former parent and affiliate	583	583
Other assets	864	866

Total Assets	$20,585	$20,374

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$510	$11
Accounts payable	539	576
Accrued and other current liabilities	1,195	1,611
Income taxes payable	63	97
Guaranteed contingent tax liabilities	105	105

Total current liabilities	2,412	2,400
Long-term debt	3,925	4,197
Income taxes payable	1,635	1,629
Guaranteed contingent tax liabilities	555	555
Other liabilities	1,817	1,776

Total Liabilities	10,344	10,557
Commitments and contingencies (note 13)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 514,800,989 and 513,786,482 issued	103	103
Ordinary shares held in treasury at cost; 31,939,018 and 31,828,437	(1,441)	(1,436)
Additional paid-in capital	6,876	6,844
Retained earnings	4,401	3,908
Accumulated other comprehensive income	302	398

Total Shareholders’ Equity	10,241	9,817

Total Liabilities and Shareholders’ Equity	$20,585	$20,374

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarters Ended December 30, 2011 and December 24, 2010

(in millions)

	Quarters Ended
	December 30, 2011	December 24, 2010
Cash Flows From Operating Activities:
Net income	$494	$427
Loss from discontinued operations, net of income taxes	—	5

Income from continuing operations	494	432
Adjustments to reconcile net cash provided by continuing operating activities:
Depreciation and amortization	151	141
Share-based compensation	18	32
Deferred income taxes	6	11
Provision for losses on accounts receivable and inventory	6	17
Other non-cash items	(8)	(8)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(79)	(39)
Inventories	(58)	(42)
Accounts payable	(33)	(3)
Income taxes	11	(93)
Accrued and other liabilities	(249)	(228)
Other	8	(11)

Net cash provided by operating activities	267	209

Cash Flows From Investing Activities:
Capital expenditures	(131)	(87)
Other	5	(9)

Net cash used in investing activities	(126)	(96)

Cash Flows From Financing Activities:
Net issuance (repayment) of commercial paper	230	(92)
Repayment of debt	(2)	(253)
Dividends paid	(109)	(99)
Repurchase of shares	(5)	(102)
Proceeds from exercise of share options	6	13
Other	9	2

Net cash provided by (used in) financing activities	129	(531)

Effect of currency rate changes on cash	(6)	3

Net increase (decrease) in cash and cash equivalents	264	(415)
Cash and cash equivalents at beginning of period	1,503	1,565

Cash and cash equivalents at end of period	$1,767	$1,150

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Basis of Presentation—The accompanying financial statements reflect the consolidated operations of Covidien plc and its subsidiaries (Covidien or the Company). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim results reported. The year-end balance sheet data were derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

2. Restructuring Charges, Net

In fiscal 2011, the Company launched a restructuring program, designed to improve the Company’s cost structure. This program includes actions across all three segments as well as corporate. The Company expects to incur charges of approximately $275 million under this program as the specific actions to execute on these initiatives are identified and approved, most of which are expected to be incurred by the end of fiscal 2014. This program excludes restructuring actions associated with acquisitions.

In fiscal 2009 and 2007, the Company launched a $200 million and a $150 million restructuring program, respectively, both of which were also designed to improve the Company’s cost structure. The Company recorded charges as the specific actions required to execute on these initiatives were identified and approved. The 2009 and 2007 programs were both substantially completed during fiscal 2011.

Net restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	Quarters Ended
(Dollars in Millions)	December 30, 2011	December 24, 2010
Medical Devices	$11	$63
Pharmaceuticals	6	—
Medical Supplies	1	(10)

Restructuring and related charges, net	18	53
Less: accelerated depreciation	(4)	—

Restructuring charges, net	$14	$53

During the first quarter of fiscal 2011, the Company reversed $10 million of restructuring reserves under the 2009 program, due to the determination that one of the restructuring actions within the Medical Supplies segment was no longer cost effective.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net restructuring and related charges are comprised of the following:

	Quarters Ended
(Dollars in Millions)	December 30, 2011	December 24, 2010
Acquisition-related restructuring actions	$1	$20
2011 program	14	—
2009 program	3	33

Restructuring and related charges, net	18	53
Less: non-cash charges, including accelerated depreciation	(4)	(1)

Total charges expected to be settled in cash	$14	$52

The following table summarizes cash activity for restructuring reserves related to acquisitions for the quarter ended December 30, 2011:

(Dollars in Millions)	Employee Severance and Benefits	Other	Total
Balance at September 30, 2011	$10	$2	$12
Charges	1	—	1
Cash payments	(1)	—	(1)

Balance at December 30, 2011	$10	$2	$12

The following table summarizes cash activity for restructuring reserves related to the 2011 and prior programs for the quarter ended December 30, 2011, substantially all of which relates to employee severance and benefits:

(Dollars in Millions)	2011 Program	2009 and 2007 Programs	Total
Balance at September 30, 2011	$45	$52	$97
Charges	13	1	14
Changes in estimate	(1)	—	(1)
Cash payments	(10)	(8)	(18)
Currency translation	(2)	—	(2)

Balance at December 30, 2011	$45	$45	$90

Net restructuring and related charges, including associated asset impairments, incurred cumulative to date related to the 2011 program is as follows:

(Dollars in Millions)	2011 Program
Medical Devices	$43
Pharmaceuticals	15
Corporate	7

Total	$65

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restructuring reserves are reported on the Company’s consolidated balance sheets as follows:

(Dollars in Millions)	December 30, 2011	September 30, 2011
Accrued and other current liabilities	$60	$66
Other liabilities	42	43

Restructuring reserves	$102	$109

3. Other Income

Other income was comprised of the following:

	Quarters Ended
(Dollars in Millions)	December 30, 2011	December 24, 2010
Income under Tax Sharing Agreement (note 12)	$1	$8
Income on investments	1	5

Other income	$2	$13

Income under Tax Sharing Agreement represents the increase to the receivable from Tyco International Ltd. and TE Connectivity Ltd. These amounts reflect 58% of the interest and other income taxes payable amounts recorded during each period that are subject to the Tax Sharing Agreement.

4. Earnings Per Share

The weighted-average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

	Quarters Ended
(in Millions)	December 30, 2011	December 24, 2010
Basic shares	483	495
Effect of share options and restricted shares	3	3

Diluted shares	486	498

The computation of diluted earnings per share for the quarters ended December 30, 2011 and December 24, 2010, excludes approximately 10 million and 18 million shares, respectively, of options and restricted share awards because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Comprehensive Income

Comprehensive income was comprised of the following:

	Quarters Ended
(Dollars in Millions)	December 30, 2011	December 24, 2010
Net income	$494	$427
Currency translation	(97)	(33)
Unrealized gain on derivatives, net of income taxes	—	1
Change related to benefit plans, net of income taxes	1	—

Total comprehensive income	$398	$395

6. Inventories

Inventories were comprised of the following at the end of each period:

(Dollars in Millions)	December 30, 2011	September 30, 2011
Purchased materials and manufactured parts	$348	$316
Work in process	312	310
Finished goods	892	887

Inventories	$1,552	$1,513

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(Dollars in Millions)	Medical Devices	Pharmaceuticals	Medical Supplies	Total
Goodwill at September 30, 2011	$6,786	$508	$389	$7,683
Currency translation	(16)	—	—	(16)

Goodwill at December 30, 2011	$6,770	$508	$389	$7,667

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	December 30, 2011		September 30, 2011
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,201	$789	$2,208	$761
Customer relationships	800	118	801	108
Other	327	135	329	131

Total	$3,328	$1,042	$3,338	$1,000

Non-Amortizable:
Trademarks	$354		$357
In-process research and development	67		69

Total	$421		$426

Intangible asset amortization expense for the quarters ended December 30, 2011 and December 24, 2010 was $51 million and $49 million, respectively.

8. Retirement Plans

The net periodic benefit cost for the Company’s defined benefit pension plans was as follows:

	Quarters Ended
(Dollars in Millions)	December 30, 2011	December 24, 2010
Service cost	$5	$5
Interest cost	11	11
Expected return on plan assets	(11)	(11)
Amortization of net actuarial loss	6	6
Settlements and curtailments	—	2

Net periodic benefit cost	$11	$13

The net periodic benefit cost for postretirement benefit plans for the quarters ended December 30, 2011 and December 24, 2010 was not material.

9. Guarantees

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, which are discussed in note 12.

In disposing of assets or businesses, the Company often provides representations, warranties and indemnities to cover various risks including, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In connection with the sale of the Specialty Chemicals business, the Company provided the purchaser with an indemnification for various risks, including environmental, health, safety, tax and other matters, some of which have an indefinite term. However, the most significant portion of this indemnification relates to environmental, health and safety matters, which has a term of 17 years. A liability of $22 million relating to this indemnification was included on the Company’s consolidated balance sheet at both December 30, 2011 and September 30, 2011. The value of the environmental, health and safety guarantee was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. The maximum future payments the Company could be required to make under the indemnification provided to the purchaser is $82 million. In addition, the Company was required to pay $30 million into an escrow account as collateral, which is included in other assets on the consolidated balance sheets.

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

Interest Rate Exposure

Cash Flow Hedges—During fiscal 2007, Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary of the Company, entered into a series of forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of fixed rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated in fiscal 2007 and fiscal 2008 prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective, accordingly, the loss that resulted upon termination of the rate locks was recorded in accumulated other comprehensive income and is being amortized to interest expense over the terms of the notes. As of December 30, 2011 and September 30, 2011, the amount of this loss that remained in accumulated other comprehensive income was $43 million and $45 million, respectively.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign Exchange Exposure

Derivatives not Designated as Hedging Instruments—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro and yen, as well as over 20 other currencies. The Company generally manages its exposure for forecasted transactions for the upcoming 12 months. All forward and option contracts are recorded on the consolidated balance sheet at fair value. At December 30, 2011, the Company had foreign currency forward and option contracts outstanding with a notional amount of $808 million. These contracts do not meet the necessary criteria to qualify for hedge accounting. Accordingly, all associated changes in fair value are recognized in earnings.

The location and amount of the net gain (loss) on foreign exchange forward and option contracts not designated as hedging instruments and related hedged items were as follows:

	Quarters Ended
(Dollars in Millions)	December 30, 2011	December 24, 2010
Cost of goods sold	$7	$—
Selling, general and administrative expenses	(5)	(3)

	$2	$(3)

Fair Value of Derivative Instruments

The fair value of foreign exchange forward and option contracts not designated as hedging instruments are included in the following consolidated balance sheet captions in the amounts shown:

(Dollars in Millions)	December 30, 2011	September 30, 2011
Derivative Assets:
Prepaid expenses and other current assets	$36	$40
Accrued and other current liabilities	1	1

	$37	$41

Derivative Liabilities:
Prepaid expenses and other current assets	$7	$5
Accrued and other current liabilities	16	24

	$23	$29

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Financial Instruments and Fair Value Measurements

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at December 30, 2011:

		Basis of Fair Value Measurement
(Dollars in Millions)	December 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Foreign currency contracts	$37	$—	$37
Debt and equity securities held in rabbi trust	34	16	18

Total assets at fair value	$71	$16	$55

Liabilities:
Foreign currency contracts	$23	$—	$23
Deferred compensation liabilities	95	—	95

Total liabilities at fair value	$118	$—	$118

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011:

		Basis of Fair Value Measurement
(Dollars in Millions)	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Foreign currency contracts	$41	$—	$41
Debt and equity securities held in rabbi trust	33	15	18

Total assets at fair value	$74	$15	$59

Liabilities:
Foreign currency contracts	$29	$—	$29
Deferred compensation liabilities	93	—	93

Total liabilities at fair value	$122	$—	$122

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, amounts due from former parent and affiliate, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, investments and accounts payable approximated their carrying values at December 30, 2011 and September 30, 2011. The fair value of CIFSA’s unsecured senior notes was approximately $4.538 billion and $4.567 billion at December 30, 2011 and September 30, 2011, respectively. The carrying value of the senior notes was $3.994 billion at both December 30, 2011 and September 30, 2011. It is not practicable to estimate the fair value of the amounts due to or from former parent and affiliate.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, derivative financial instruments and accounts receivable. The Company invests its excess cash in deposits or money market funds and diversifies the concentration of cash among different financial institutions that have at least an A credit rating. Counterparties to the Company’s derivative financial instruments are limited to major financial institutions with at least a Moody’s and Standard & Poor’s long-term debt rating of A/A2. While the Company does not require collateral or other security to be furnished by the counterparties to its derivative financial instruments, it minimizes exposure to credit risk by dealing with a diversified group of major financial institutions and actively monitoring outstanding positions.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company continually evaluates all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries’ healthcare systems continue to deteriorate such that their ability to make payments is uncertain, charges may be required in future periods. The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy and Portugal and as a percent of the Company’s total accounts receivable at the end of each period are as follows:

(Dollars in Millions)	December 30, 2011	September 30, 2011
Accounts receivable, net in Spain, Italy and Portugal	$597	$563
Percentage of total accounts receivable, net	34%	32%

Net sales to customers in Spain, Italy and Portugal totaled $160 million and $169 million during the first quarters of fiscal 2012 and 2011, respectively.

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

At December 30, 2011, the Company is the primary obligor to the taxing authorities for $1.635 billion of contingent tax liabilities that are recorded on the consolidated balance sheet, of which $1.082 billion relates to periods prior to the separation and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. At September 30, 2011, the Company was the primary obligor to the taxing authorities for $1.631 billion of contingent tax liabilities that were recorded on the consolidated balance sheet.

Income Tax Receivables—The Company has a current and non-current receivable from Tyco International and TE Connectivity totaling $589 million and $587 million at December 30, 2011 and September 30, 2011, respectively. These receivables, which reflect 58% of the contingent tax liabilities that are subject to the Tax Sharing Agreement, are classified as due from former parent and affiliate on the consolidated balance sheets. Adjustments to these receivables are recorded in other income.

Guaranteed Contingent Tax Liabilities—The Company has certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, primarily related to certain contingent tax liabilities. A current and non-current liability totaling $660 million relating to these guarantees was included on the Company’s consolidated balance sheet at both December 30, 2011 and September 30, 2011.

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

Products Liability Litigation

The Company currently is involved in litigation in various state and federal courts against manufacturers of transvaginal pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of the Company have supplied pelvic mesh product to one of the manufacturers named in the litigation and the Company is indemnifying that manufacturer on certain claims. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

various state courts. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. As of December 30, 2011, there were approximately 210 cases pending believed to involve products manufactured by Company subsidiaries. During fiscal 2011, the Company recorded a charge of $46 million for all known pending and estimated future claims, net of anticipated insurance recoveries. During the first quarter of fiscal 2012, the Company continued to receive claims and used the claims data to update its estimate of future claims. Accordingly, the Company recorded an additional charge of $47 million, which is included in selling, general and administrative expenses. The liability and insurance receivable are included in other liabilities and other assets, respectively, on the consolidated balance sheets. The Company believes that it has adequate amounts recorded relating to these matters based on current information. While the Company believes that the final disposition of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims.

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

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of December 30, 2011, there were approximately 11,400 asbestos liability cases pending against Mallinckrodt.

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

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 30, 2011, the Company

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

concluded that it was probable that it would incur remedial costs in the range of $175 million to $312 million. As of December 30, 2011, the Company concluded that the best estimate within this range was $181 million, of which $22 million was included in accrued and other current liabilities and $159 million was included in other liabilities on the consolidated balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

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

As of December 30, 2011, the Company estimates that the cost to comply with these proposed remediation alternatives at this site ranges from $96 million to $168 million. These amounts are included in the range of aggregate environmental remediation costs described above. However, there are still significant uncertainties in the outcome of the pending litigation, and the Company continues to disagree with the level of remediation outlined in the Maine Board’s final order.

The Company has also recorded asset retirement obligations (AROs) for the estimated future costs primarily associated with legal obligations to decommission two facilities within the Pharmaceuticals segment. At both December 30, 2011 and September 30, 2011, the Company’s AROs were $53 million. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tyco International Legal Proceedings

As discussed in note 12, pursuant to the Separation and Distribution Agreement, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities, including potential liabilities related to certain of Tyco International’s outstanding litigation matters. As of December 24, 2010, there were no remaining securities lawsuits outstanding. Accordingly, during the first quarter of fiscal 2011 the Company recorded income of $11 million related to the reversal of its portion of the remaining reserves that had previously been established.

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

Income Taxes

The Company’s and its subsidiaries income tax returns are periodically examined by various tax authorities. The U.S. Internal Revenue Service (IRS) continues to audit the Company’s U.S. federal income tax returns for the years 2008 and 2009. Open periods for examination also include certain periods during which the Company was a subsidiary of Tyco International. The resolution of these matters is subject to the conditions set forth in the Tax Sharing Agreement. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation. The Company has potential liabilities related to these income tax returns and has included its best estimate of potential liabilities for these years within the current and non-current income taxes payable. With respect to these potential income tax liabilities from all of these years, Covidien believes that the amounts recorded in its consolidated financial statements as current or non-current income taxes payable are adequate.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The resolution of tax matters arising from the 1997 through 2007 U.S. audits, non-U.S. audits and other settlements or statute of limitations expirations, could result in a significant change in the Company’s unrecognized tax benefits. However, the Company does not expect that the total amount of unrecognized tax benefits will significantly change over the next 12 months.

14. Segment Data

The Company’s three reportable segments are as follows:

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

The Company has aggregated the following five operating segments into the Medical Devices reportable segment based upon their similar operational and economic characteristics: General Surgery in the United States and Europe, Vascular in the United States and Europe, Respiratory & Monitoring Solutions in the United States and Europe, Developed Markets (Canada, Japan, Australia and New Zealand) and Emerging Markets (Latin America, Asia, Eastern Europe, the Middle East and Africa).

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected information by business segment is as follows:

	Quarters Ended
(Dollars in Millions)	December 30, 2011	December 24, 2010
Net sales(1) :
Medical Devices	$1,984	$1,877
Pharmaceuticals	490	470
Medical Supplies	424	422

	$2,898	$2,769

Operating income:
Medical Devices	$653	$582
Pharmaceuticals	83	71
Medical Supplies	55	63

Operating income of reportable segments	791	716
Unallocated amounts:
Corporate expenses	(86)	(101)
Legal charges (note 13)	(47)	—
Restructuring and related charges, net (note 2)	(18)	(53)
Separation costs(2)	(4)	—
Acquisition-related charges(3)	—	(24)
Shareholder settlement income	—	11

Consolidated operating income	$636	$549

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.
(2)	Amount represents costs incurred related to the separation of our Pharmaceuticals segment.
(3)	Amount represents charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition.

15. Subsequent Event

On January 5, 2012, the Company acquired BÂRRX Medical, Inc. for approximately $325 million, with future earn out payments of up to $75 million possible based on achievement of specific milestones. BÂRRX is a developer of bipolar radiofrequency ablation devices used in the treatment of Barrett’s esophagus syndrome. The acquisition of BÂRRX expands the Company’s ability to treat gastrointestinal diseases. Due to the limited time since the acquisition date, the Company has not yet completed the initial accounting for this business combination. The amounts recognized for the major classes of assets acquired and liabilities assumed as of the acquisition date will be provided in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Quarter Ended December 30, 2011

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,898	$—	$2,898
Cost of goods sold	—	—	—	1,197	—	1,197

Gross profit	—	—	—	1,701	—	1,701
Selling, general and administrative expenses	3	—	1	903	—	907
Research and development expenses	—	—	—	144	—	144
Restructuring charges, net	—	—	—	14	—	14

Operating (loss) income	(3)	—	(1)	640	—	636
Interest expense	—	—	(51)	—	—	(51)
Interest income	—	—	—	6	—	6
Other income	—	—	—	2	—	2
Equity in net income of subsidiaries	508	509	400	—	(1,417)	—
Intercompany interest and fees	(13)	(1)	161	(147)	—	—

Income before income taxes	492	508	509	501	(1,417)	593
Income tax (benefit) expense	(2)	—	—	101	—	99

Net income	$494	$508	$509	$400	$(1,417)	$494

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Quarter Ended December 24, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,769	$—	$2,769
Cost of goods sold	—	—	—	1,198	—	1,198

Gross profit	—	—	—	1,571	—	1,571
Selling, general and administrative expenses	3	—	—	858	—	861
Research and development expenses	—	—	—	119	—	119
Restructuring charges, net	—	—	—	53	—	53
Shareholder settlement income	—	—	—	(11)	—	(11)

Operating (loss) income	(3)	—	—	552	—	549
Interest expense	—	—	(52)	—	—	(52)
Interest income	—	—	—	5	—	5
Other income	—	—	—	13	—	13
Equity in net income of subsidiaries	467	468	363	—	(1,298)	—
Intercompany interest and fees	(37)	(1)	157	(119)	—	—

Income from continuing operations before income taxes	427	467	468	451	(1,298)	515
Income tax expense	—	—	—	83	—	83

Income from continuing operations	427	467	468	368	(1,298)	432
Loss from discontinued operations, net of income taxes	—	—	—	(5)	—	(5)

Net income	$427	$467	$468	$363	$(1,298)	$427

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

At December 30, 2011

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$59	$1,708	$—	$1,767
Accounts receivable trade, net	—	—	—	1,782	—	1,782
Inventories	—	—	—	1,552	—	1,552
Intercompany receivable	37	—	—	150	(187)	—
Prepaid expenses and other current assets	4	—	—	919	—	923
Due from former parent and affiliate	—	—	—	6	—	6

Total current assets	41	—	59	6,117	(187)	6,030
Property, plant and equipment, net	2	—	—	2,732	—	2,734
Goodwill	—	—	—	7,667	—	7,667
Intangible assets, net	—	—	—	2,707	—	2,707
Due from former parent and affiliate	—	—	—	583	—	583
Investment in subsidiaries	12,279	12,898	10,209	—	(35,386)	—
Intercompany loans receivable	—	94	11,416	4,411	(15,921)	—
Other assets	—	—	21	843	—	864

Total Assets	$12,322	$12,992	$21,705	$25,060	$(51,494)	$20,585

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$503	$7	$—	$510
Accounts payable	—	—	—	539	—	539
Intercompany payable	21	129	—	37	(187)	—
Accrued and other current liabilities	1	—	34	1,160	—	1,195
Income taxes payable	—	—	—	63	—	63
Guaranteed contingent tax liabilities	—	—	—	105	—	105

Total current liabilities	22	129	537	1,911	(187)	2,412
Long-term debt	—	—	3,859	66	—	3,925
Income taxes payable	—	—	—	1,635	—	1,635
Guaranteed contingent tax liabilities	—	—	—	555	—	555
Intercompany loans payable	2,058	584	4,411	8,868	(15,921)	—
Other liabilities	1	—	—	1,816	—	1,817

Total Liabilities	2,081	713	8,807	14,851	(16,108)	10,344
Shareholders’ Equity	10,241	12,279	12,898	10,209	(35,386)	10,241

Total Liabilities and Shareholders’ Equity	$12,322	$12,992	$21,705	$25,060	$(51,494)	$20,585

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

At September 30, 2011

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$169	$1,334	$—	$1,503
Accounts receivable trade, net	—	—	—	1,744	—	1,744
Inventories	—	—	—	1,513	—	1,513
Intercompany receivable	23	—	—	153	(176)	—
Prepaid expenses and other current assets	3	—	29	977	—	1,009
Due from former parent and affiliate	—	—	—	4	—	4

Total current assets	26	—	198	5,725	(176)	5,773
Property, plant and equipment, net	2	—	—	2,703	—	2,705
Goodwill	—	—	—	7,683	—	7,683
Intangible assets, net	—	—	—	2,764	—	2,764
Due from former parent and affiliate	—	—	—	583	—	583
Investment in subsidiaries	11,860	12,478	11,340	—	(35,678)	—
Intercompany loans receivable	—	94	11,294	6,160	(17,548)	—
Other assets	—	—	22	844	—	866

Total Assets	$11,888	$12,572	$22,854	$26,462	$(53,402)	$20,374

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$3	$8	$—	$11
Accounts payable	—	—	—	576	—	576
Intercompany payable	24	129	—	23	(176)	—
Accrued and other current liabilities	109	—	83	1,419	—	1,611
Income taxes payable	—	—	—	97	—	97
Guaranteed contingent tax liabilities	—	—	—	105	—	105

Total current liabilities	133	129	86	2,228	(176)	2,400
Long-term debt	—	—	4,129	68	—	4,197
Income taxes payable	—	—	—	1,629	—	1,629
Guaranteed contingent tax liabilities	—	—	—	555	—	555
Intercompany loans payable	1,937	583	6,161	8,867	(17,548)	—
Other liabilities	1	—	—	1,775	—	1,776

Total Liabilities	2,071	712	10,376	15,122	(17,724)	10,557
Shareholders’ Equity	9,817	11,860	12,478	11,340	(35,678)	9,817

Total Liabilities and Shareholders’ Equity	$11,888	$12,572	$22,854	$26,462	$(53,402)	$20,374

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Quarter Ended December 30, 2011

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(39)	$(1)	$91	$216	$—	$267

Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(131)	—	(131)
Net increase in intercompany loans	—	—	(1,871)	—	1,871	—
Other	—	—	—	5	—	5

Net cash used in investing activities	—	—	(1,871)	(126)	1,871	(126)

Cash Flows From Financing Activities:
Net issuance of commercial paper	—	—	230	—	—	230
Repayment of debt	—	—	—	(2)	—	(2)
Dividends paid	(109)	—	—	—	—	(109)
Repurchase of shares	(5)	—	—	—	—	(5)
Proceeds from exercise of share options	23	—	—	(17)	—	6
Net intercompany loan borrowings	121	1	—	1,749	(1,871)	—
Intercompany dividend received (paid)	—	—	1,440	(1,440)	—	—
Other	9	—	—	—	—	9

Net cash provided by financing activities	39	1	1,670	290	(1,871)	129

Effect of currency rate changes on cash	—	—	—	(6)	—	(6)

Net (decrease) increase in cash and cash equivalents	—	—	(110)	374	—	264
Cash and cash equivalents at beginning of period	—	—	169	1,334	—	1,503

Cash and cash equivalents at end of period	$—	$—	$59	$1,708	$—	$1,767

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Quarter Ended December 24, 2010

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$11	$—	$52	$146	$—	$209

Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(87)	—	(87)
Net increase in intercompany loans	—	—	(505)	—	505	—
Other	—	—	—	(9)	—	(9)

Net cash used in investing activities	—	—	(505)	(96)	505	(96)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(92)	—	—	(92)
Repayment of debt	—	—	(250)	(3)	—	(253)
Dividends paid	(99)	—	—	—	—	(99)
Repurchase of shares	(102)	—	—	—	—	(102)
Proceeds from exercise of share options	13	—	—	—	—	13
Net intercompany loan borrowings	156	—	—	349	(505)	—
Intercompany dividend received (paid)	—	—	490	(490)	—	—
Other	20	—	—	(18)	—	2

Net cash (used in) provided by financing activities	(12)	—	148	(162)	(505)	(531)
Effect of currency rate changes on cash	—	—	—	3	—	3

Net decrease in cash and cash equivalents	(1)	—	(305)	(109)	—	(415)
Cash and cash equivalents at beginning of period	1	—	399	1,165	—	1,565

Cash and cash equivalents at end of period	$—	$—	$94	$1,056	$—	$1,150

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in both our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and in this Quarterly Report.

Overview

We develop, manufacture and sell healthcare products for use in clinical and home settings. Our mission is to create and deliver innovative healthcare solutions, developed in ethical collaboration with medical professionals, which enhance the quality of life for patients and improve outcomes for our customers and our shareholders. We manage and operate our business through the following three segments:

•

Medical Devices includes the development, manufacture and sale of endomechanical instruments, energy devices, soft tissue repair products, vascular products, oximetry and monitoring products, airway and ventilation products, and other medical products.

•	Pharmaceuticals includes the development, manufacture and distribution of specialty pharmaceuticals, active pharmaceutical ingredients, contrast products and radiopharmaceuticals.

•	Medical Supplies includes the development, manufacture and sale of nursing care products, medical surgical products, SharpSafety products and original equipment manufacturer (OEM) products.

Separation

In December 2011, we announced a plan to spin off our pharmaceuticals business into a standalone public company. We anticipate that the transaction will be in the form of a distribution that will be tax-free to U.S. shareholders of a new publicly traded stock in the new pharmaceuticals company. Completion of the transaction is expected to be subject to certain conditions, including, among others, receipt of regulatory approvals, assurance as to the tax-free status of the spin-off of the pharmaceuticals business to our U.S. shareholders, the effectiveness of a Form 10 registration statement to be filed with the U.S. Securities and Exchange Commission and final approval by our Board of Directors. We currently expect that completion of the transaction could take up to 18 months; however, there can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed.

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

Acquisition

On January 5, 2012, we acquired BÂRRX Medical, Inc. for approximately $325 million, with future earn out payments of up to $75 million possible based on achievement of specific milestones. BÂRRX is a developer of bipolar radiofrequency ablation devices used in the treatment of Barrett’s esophagus syndrome. The acquisition of BÂRRX expands our ability to treat gastrointestinal diseases.

Restructuring Initiatives

In fiscal 2011, we launched a restructuring program, designed to improve our cost structure. This program includes actions across all three segments as well as corporate. We expect to incur total charges of approximately $275 million as the specific actions required to execute on these initiatives are identified and approved, most of which are expected to be incurred by the end of fiscal 2014. Savings from this program are estimated to be $175 million to $225 million on an annualized basis once the program is completed. As of December 30, 2011, we had incurred $65 million of net restructuring charges under the 2011 program since its inception.

Results of Operations

Quarters Ended December 30, 2011 and December 24, 2010

The following table presents results of operations, including percentage of net sales:

	Quarters Ended
(Dollars in Millions)	December 30, 2011		December 24, 2010
Net sales	$2,898	100.0%	$2,769	100.0%
Cost of goods sold	1,197	41.3	1,198	43.3

Gross profit	1,701	58.7	1,571	56.7
Selling, general and administrative expenses	907	31.3	861	31.1
Research and development expenses	144	5.0	119	4.3
Restructuring charges, net	14	0.5	53	1.9
Shareholder settlement income	—	—	(11)	(0.4)

Operating income	636	21.9	549	19.8
Interest expense	(51)	(1.8)	(52)	(1.9)
Interest income	6	0.2	5	0.2
Other income	2	0.1	13	0.5

Income from continuing operations before income taxes	593	20.5	515	18.6
Income tax expense	99	3.4	83	3.0

Income from continuing operations	494	17.0	432	15.6
Loss from discontinued operations, net of income taxes	—	—	(5)	(0.2)

Net income	$494	17.0	$427	15.4

Net sales—Our net sales in the first quarter of fiscal 2012 increased $129 million, or 5%, to $2.898 billion, compared with $2.769 billion in the first quarter of fiscal 2011. The increase in net sales was driven by sales growth within our Medical Devices segment and, to a much lesser extent, our Pharmaceuticals segment.

Net sales generated by our businesses in the United States were $1.593 billion and $1.527 billion for the first quarter of fiscal 2012 and 2011, respectively. Our non-U.S. businesses generated net sales of $1.305 billion and $1.242 billion for the first quarter of fiscal 2012 and 2011, respectively. Our business outside the United States accounted for approximately 45% of our net sales for both the first quarter of fiscal 2012 and 2011.

Net sales by geographic area are shown in the following table:

(Dollars in Millions)	Quarters Ended		Percentage Change	Currency Impact	Operational Growth(2)
Net Sales(1)	December 30, 2011	December 24, 2010
U.S.	$1,593	$1,527	4%	—%	4%
Other Americas	170	172	(1)	(4)	3
Europe	659	655	1	(1)	2
Asia-Pacific	476	415	15	5	10

	$2,898	$2,769	5	—	5

(1)

Sales to external customers are reflected in the regions based on the reporting entity that records the transaction. U.S. sales include sales of neurovascular and peripheral products exported to customers outside the United States and invoiced in multiple currencies of approximately $75 million and $65 million for the first quarter of fiscal 2012 and 2011, respectively. Accordingly, these U.S. sales are subject to the effects of changes in foreign currency exchange rates.

(2)

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

Cost of goods sold—Cost of goods sold was 41.3% and 43.3% of net sales in the first quarter of fiscal 2012 and fiscal 2011, respectively. The decrease in cost of goods sold as a percent of net sales was primarily attributable to the impact of currency translation, favorable mix of businesses and manufacturing cost reductions.

Selling, general and administrative expenses—Selling, general and administrative expenses in the first quarter of fiscal 2012 increased $46 million, or 5%, to $907 million, compared with $861 million in the first quarter of fiscal 2011. The increase in selling, general and administrative expenses was primarily due to $47 million of legal charges recorded during the first quarter of fiscal 2012 related to indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh product liability cases.

Research and development expenses—Research and development expenses increased $25 million, or 21%, to $144 million in the first quarter of fiscal 2012, compared with the first quarter of fiscal 2011. The increase resulted primarily from increased spending within our Medical Devices segment to support our growth initiatives and, to a much lesser extent, within our Pharmaceuticals segment. As a percentage of our net sales, research and development expenses was 5.0% and 4.3% for the first quarter of fiscal 2012 and fiscal 2011, respectively.

Restructuring charges, net—During the first quarter of fiscal 2012, we recorded net restructuring and related charges of $18 million, of which $4 million related to accelerated depreciation and was included in cost of goods sold. The remaining $14 million primarily related to severance and employee benefit costs incurred under our 2011 program.

During the first quarter of fiscal 2011, we recorded restructuring net charges of $53 million, comprised of restructuring charges of $63 million, partially offset by changes in estimates of $10 million. The $63 million of restructuring charges primarily related to severance and employee benefit costs incurred under our 2009 program and, to a lesser extent, the cancellation of distributor and supplier agreements and severance costs related to actions associated with acquisitions by our Medical Devices segment in fiscal 2010. In addition, during the first quarter of fiscal 2011, we determined that one of the restructuring actions within our Medical Supplies segment was no longer cost effective. Accordingly, we reversed $10 million of restructuring reserves. Additional information regarding our restructuring charges is provided in note 2 to our consolidated financial statements.

Shareholder settlement income—During fiscal 2011, the remaining securities lawsuits were resolved. Accordingly, during the first quarter of fiscal 2011, we recorded income of $11 million related to the reversal of our portion of the remaining reserves that had previously been established.

Operating income—In the first quarter of fiscal 2012, operating income increased $87 million to $636 million, compared with operating income of $549 million in the first quarter of fiscal 2011. The increase in operating income for the first quarter of fiscal 2012 compared with the same prior year period was primarily due to increased sales volume within our Medical Devices segment. The first quarter of fiscal 2012 also benefitted from a $39 million decrease in net restructuring and related charges. These increases in operating income were partially offset by $47 million of legal charges recorded during the first quarter of fiscal 2012 related to indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh product liability cases and increased research and development expenses of $25 million.

Analysis of Operating Results by Segment

Net sales by segment are shown in the following table:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	December 30, 2011	December 24, 2010
Medical Devices	$1,984	$1,877	6%	1%	5%
Pharmaceuticals	490	470	4	(1)	5
Medical Supplies	424	422	—	(1)	1

	$2,898	$2,769	5	—	5

Operating income by segment and as a percentage of segment net sales is shown in the following table:

	Quarters Ended
(Dollars in Millions)	December 30, 2011		December 24, 2010
Medical Devices	$653	32.9%	$582	31.0%
Pharmaceuticals	83	16.9	71	15.1
Medical Supplies	55	13.0	63	14.9

Operating income of reportable segments	791	27.3	716	25.9
Unallocated amounts:
Corporate expenses	(86)		(101)
Legal charges	(47)		—
Restructuring and related charges, net	(18)		(53)
Separation costs(1)	(4)		—
Acquisition-related charges(2)	—		(24)
Shareholder settlement income	—		11

Consolidated operating income	$636		$549

(1)	Amount represents costs incurred related to the separation of our Pharmaceuticals segment.
(2)	Amount represents charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition.

Medical Devices

Net sales for Medical Devices by groups of products and by geography for the first quarter of fiscal 2012 and 2011 are as follows:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	December 30, 2011	December 24, 2010
Endomechanical Instruments	$581	$568	2%	—%	2%
Energy Devices	321	270	19	—	19
Soft Tissue Repair Products	218	221	(1)	—	(1)
Vascular Products	387	332	17	1	16
Oximetry & Monitoring Products	207	205	1	—	1
Airway & Ventilation Products	181	186	(3)	—	(3)
Other Products	89	95	(6)	1	(7)

	$1,984	$1,877	6	1	5

U.S.	$895	$849	5%	—%	5%
Non-U.S.	1,089	1,028	6	1	5

	$1,984	$1,877	6	1	5

Net sales for the first quarter of fiscal 2012 increased $107 million, or 6%, to $1.984 billion, compared with $1.877 billion for the first quarter of fiscal 2011. The increase in net sales for the segment was driven by increased sales of Vascular Products and Energy Devices and, to a lesser extent, Endomechanical Instruments. The increase in sales for Vascular Products was primarily due to increased sales of neurovascular and chronic venous insufficiency products. The increase in Energy Devices sales resulted primarily from higher sales volume of vessel sealing products, most notably in the United States. Finally, the increase in sales of Endomechanical Instruments primarily resulted from higher sales volume of stapling devices.

Operating income for the first quarter of fiscal 2012 increased $71 million to $653 million, compared with $582 million for the first quarter of fiscal 2011. Our operating margin was 32.9% for the first quarter of fiscal 2012, compared with 31.0% for the first quarter of fiscal 2011. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above. These increases to operating income were partially offset by increases in selling and marketing and research and development expenses to support our growth initiatives, particularly within emerging markets.

Pharmaceuticals

Net sales for Pharmaceuticals by groups of products and by geography for the first quarter of fiscal 2012 and 2011 are as follows:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	December 30, 2011	December 24, 2010
Specialty Pharmaceuticals	$134	$131	2%	—%	2%
Active Pharmaceutical Ingredients	102	84	21	—	21
Contrast Products	145	143	1	(2)	3
Radiopharmaceuticals	109	112	(3)	(1)	(2)

	$490	$470	4	(1)	5

U.S.	$323	$308	5%	—%	5%
Non-U.S.	167	162	3	(1)	4

	$490	$470	4	(1)	5

Net sales for the first quarter of fiscal 2012 increased $20 million to $490 million, compared with $470 million for the first quarter of fiscal 2011. This increase was primarily driven by increased sales of narcotics within Active Pharmaceutical Ingredients, as we had sufficient quota to supply customers in some products in which there were market shortages. Increased sales of our EXALGO® and PENNSAID® branded products were offset by decreased sales of generic pharmaceuticals.

Operating income for the first quarter of fiscal 2012 increased $12 million to $83 million, compared with $71 million for the first quarter of fiscal 2011. Our operating margin was 16.9% for the first quarter of fiscal 2012, compared with 15.1% for the first quarter of fiscal 2011. The increase in operating income was primarily due to increased gross profit on the favorable sales performance discussed above.

Medical Supplies

Net sales for Medical Supplies by groups of products and by geography for the first quarter of fiscal 2012 and 2011 are as follows:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	December 30, 2011	December 24, 2010
Nursing Care Products	$198	$192	3%	—%	3%
Medical Surgical Products	109	105	4	—	4
SharpSafety Products	70	74	(5)	—	(5)
Original Equipment Manufacturer (OEM) Products	47	51	(8)	—	(8)

	$424	$422	—	(1)	1

U.S.	$375	$370	1%	—%	1%
Non-U.S.	49	52	(6)	(2)	(4)

	$424	$422	—	(1)	1

Net sales for the first quarter of fiscal 2012 increased $2 million to $424 million, compared with $422 million for the first quarter of fiscal 2011. The increase in net sales for the segment was driven by increased sales of Nursing Care Products and Medical Surgical Products. The increase in sales of Nursing Care Products resulted from higher sales of incontinence products, while the sales increase of Medical Surgical Products was largely attributable to sales of the disposable lead wire system which was introduced in February 2011. These increases were partially offset by a decrease in sales of SharpSafety primarily due to unfavorable pricing and a decrease in sales of OEM Products.

Operating income for the first quarter of fiscal 2012 decreased $8 million to $55 million, compared with $63 million for the first quarter of fiscal 2011. Our operating margin was 13.0% for the first quarter of fiscal 2012, compared with 14.9% for the first quarter of fiscal 2011. The decrease in operating income and margin primarily resulted from the unfavorable pricing discussed above and increased freight and warehousing costs.

Corporate

Corporate expenses were $86 million and $101 million for the first quarter of fiscal 2012 and fiscal 2011, respectively. The decrease was primarily due to the timing of stock-based compensation expense recognition and, to a lesser extent, an overall decrease in annual stock-based compensation expense.

Non-Operating Items

Interest Expense and Interest Income

During the first quarters of fiscal 2012 and 2011, interest expense was $51 million and $52 million, respectively, and interest income was $6 million for the first quarter of fiscal 2012 and $5 million for the first quarter of fiscal 2011.

Other Income

During the first quarters of fiscal 2012 and 2011, we recorded other income of $2 million and $13 million, respectively. The $13 million includes income of $8 million and a corresponding increase to our receivable from Tyco International Ltd. and TE Connectivity Ltd. This amount reflects 58% of the interest and other income taxes payable amounts recorded that are subject to the Tax Sharing Agreement.

Income Tax Expense

Income tax expense was $99 million and $83 million on income from continuing operations before income taxes of $593 million and $515 million for the first quarters of fiscal 2012 and 2011, respectively. This resulted in effective tax rates of 16.7% and 16.1% for the first quarters of fiscal 2012 and 2011, respectively. The increase in the effective tax rate for the first quarter of fiscal 2012 resulted primarily from the expiration of the U.S. research and development credit as of December 31, 2011 and the retroactive re-enactment of the 2010 credit during the first quarter of fiscal 2011.

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

Quarter Ended December 30, 2011 Cash Flow Activity

The net cash provided by operating activities of $267 million was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization, partially offset by a net change in working capital of $400 million, driven largely by the annual payout of cash bonuses in the quarter for performance in the prior fiscal year and, to a lesser extent, the semi-annual payment of interest on our public debt. In fiscal 2012, we expect to make an indemnification payment of approximately $100 million to TE Connectivity related to pre-separation tax matters under the Tax Sharing Agreement.

The net cash used in investing activities of $126 million was primarily due to capital expenditures of $131 million. For the full year fiscal 2012, we expect capital expenditures to be in the range of $500 to $550 million.

The net cash provided by financing activities of $129 million was primarily the result of net proceeds from the issuance of commercial paper of $230 million, partially offset by dividend payments of $109 million.

Capitalization

Shareholders’ equity was $10.241 billion, or $21.21 per share, at December 30, 2011, compared with $9.817 billion, or $20.37 per share, at September 30, 2011. The increase in shareholders’ equity was primarily due to net income of $494 million, partially offset by unfavorable changes in currency exchange rates of $97 million.

The following table contains several key measures to gauge our financial condition and liquidity at December 30, 2011:

(Dollars in Millions)	December 30, 2011	September 30, 2011
Cash and cash equivalents	$1,767	$1,503
Current maturities of long-term debt	510	11
Long-term debt	3,925	4,197
Total debt	4,435	4,208
Shareholders’ equity	10,241	9,817
Debt-to-total capital ratio	30%	30%

We are required to maintain an available unused balance under our $1.500 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. At December 30, 2011, we had $345 million of commercial paper outstanding and no borrowings outstanding under the credit facility.

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Dividends

Dividend payments totaled $109 million for the first quarter of fiscal 2012. On January 19, 2012, the Board of Directors declared a quarterly cash dividend of $0.225 per share to shareholders of record at the close of business on January 30, 2012. The dividend is payable on February 22, 2012.

Commitments and Contingencies

Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Further information regarding our legal proceedings is provided in note 13 to our consolidated financial statements and in Part II, Item 1 of this 10-Q.

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

In accordance with the Tax Sharing Agreement, we share certain contingent liabilities relating to unresolved tax matters of Tyco International for periods prior to the separation, with Covidien assuming 42%, Tyco International 27% and TE Connectivity 31% of the total amount. We are the primary obligor to the taxing authorities for $1.635 billion of contingent tax liabilities that are recorded on the consolidated balance sheet at December 30, 2011, $1.082 billion of which relates to periods prior to the separation and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. The actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, some of which may not be resolved for several years.

In addition, pursuant to the terms of the Tax Sharing Agreement, we have recorded a receivable from Tyco International and TE Connectivity of $589 million as of December 30, 2011, substantially all of which is non-current. This amount primarily reflects 58% of our contingent tax liabilities that are subject to the Tax

Sharing Agreement. If Tyco International and TE Connectivity default on their obligations to us under the Tax Sharing Agreement, however, we would be liable for the entire amount of such liabilities. The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect our income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and we believe that some of these adjustments relating to certain Tyco International subsidiaries are likely to be resolved within the next 12 months. With respect to other adjustments, Tyco International has indicated that settlement is unlikely. In the event that Tyco International is unable to resolve these issues in the IRS administrative process, Tyco International will likely contest certain adjustments related to disallowed deductions through litigation. While we believe that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a significant effect on our consolidated financial statements.

The IRS continues to audit certain of Tyco International’s U.S. federal income tax returns for the years 2001 through 2004 and the 2005 through 2007 audit cycles. Tyco International and the IRS have entered into settlements related to certain outstanding tax matters arising in these audit cycles, which otherwise remain open and subject to examination and resolution of other matters.

The resolution of tax matters arising from the 1997 through 2007 U.S. audits, non-U.S. audits, and other settlements or statute of limitations expirations, could result in a significant change in our unrecognized tax benefits. However, we do not expect that the total amount of unrecognized tax benefits will significantly change over the next 12 months.

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

Each reporting period, we evaluate the potential loss which we believe is probable as a result of our commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on our balance sheet, an adjustment will be required to increase the recorded liability to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon release from our obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. A current and non-current liability totaling $660 million relating to these guarantees was included on our consolidated balance sheet at December 30, 2011 and September 30, 2011, respectively.

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

In connection with the sale of our Specialty Chemicals business, we provided the purchaser with an indemnification for various risks, including environmental, health, safety, tax and other matters, some of which have an indefinite term. However, the most significant portion of this indemnification relates to environmental, health and safety matters, which has a term of 17 years. A liability of $22 million relating to this indemnification was included on our consolidated balance sheet at both December 30, 2011 and September 30, 2011. The value of the environmental, health and safety guarantee was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. The maximum future payments we could be required to make under the indemnification provided to the purchaser is $82 million. In addition, we were required to pay $30 million into an escrow account as collateral, which is included in other assets on the consolidated balance sheet.

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

We believe that our accounting policies for revenue recognition, inventories, property, plant and equipment, intangible assets, business combinations, goodwill, contingencies, pension and postretirement benefits, guarantees and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) updated the accounting guidance related to fair value measurements. This amendment results in convergence of fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (IFRS). We are required to comply with this amendment beginning in the second quarter of fiscal 2012. The adoption of this amendment is not expected to have a material impact on our results of operations, financial condition or cash flows.

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

The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and in this Quarterly Report could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our exposures to market risk during the first quarter of fiscal 2012. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for further discussion of our exposures to market risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on form 10-K for the fiscal year ended September 30, 2011. There were no material developments during the quarter ended December 30, 2011 related to previously described legal proceedings.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
10/01/11 – 10/28/11	—	$—	—	$1,800,416,161
10/29/11 – 12/02/11	—	$—	—	$1,800,416,161
12/03/11 – 12/30/11	—	$—	—	$1,800,416,161

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following materials from the Covidien plc Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Date: February 3, 2012