Form 10-Q
period 2012-03-30
Covidien plc
filed 2012-05-04
CIK 1385187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2012

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

The number of ordinary shares outstanding as of April 30, 2012 was 482,278,133.

COVIDIEN PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF INCOME

Quarters and Six Months Ended March 30, 2012 and March 25, 2011

(in millions, except per share data)

	Quarters Ended		Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Net sales	$2,946	$2,801	$5,844	$5,570
Cost of goods sold	1,240	1,205	2,437	2,403

Gross profit	1,706	1,596	3,407	3,167
Selling, general and administrative expenses	914	853	1,821	1,714
Research and development expenses	167	130	311	249
Restructuring charges (credits), net	16	(2)	30	51
Shareholder settlement income	—	—	—	(11)

Operating income	609	615	1,245	1,164
Interest expense	(51)	(50)	(102)	(102)
Interest income	6	6	12	11
Other income (expense), net	4	(1)	6	12

Income from continuing operations before income taxes	568	570	1,161	1,085
Income tax expense	77	111	176	194

Income from continuing operations	491	459	985	891
Income (loss) from discontinued operations, net of income taxes	6	(4)	6	(9)

Net income	$497	$455	$991	$882

Basic earnings per share:
Income from continuing operations	$1.02	$0.93	$2.04	$1.80
Income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.02)
Net income	1.03	0.92	2.05	1.78
Diluted earnings per share:
Income from continuing operations	$1.01	$0.92	$2.02	$1.79
Income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.02)
Net income	1.02	0.91	2.04	1.77
Weighted-average number of shares outstanding:
Basic	483	494	483	495
Diluted	487	499	487	498

Cash dividends declared per ordinary share	$0.45	$0.40	$0.45	$0.40

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

CONSOLIDATED BALANCE SHEETS

At March 30, 2012 and September 30, 2011

(in millions, except share data)

	March 30, 2012	September 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$1,663	$1,503
Accounts receivable trade, less allowance for doubtful accounts of $43 and $39	1,874	1,744
Inventories	1,640	1,513
Prepaid expenses and other current assets	905	1,013

Total current assets	6,082	5,773
Property, plant and equipment, net	2,769	2,705
Goodwill	7,961	7,683
Intangible assets, net	2,836	2,764
Due from former parent and affiliate	589	583
Other assets	917	866

Total Assets	$21,154	$20,374

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$511	$11
Accounts payable	591	576
Accrued and other current liabilities	1,462	1,611
Income taxes payable	50	97
Guaranteed contingent tax liabilities	29	105

Total current liabilities	2,643	2,400
Long-term debt	3,824	4,197
Income taxes payable	1,660	1,629
Guaranteed contingent tax liabilities	597	555
Other liabilities	1,899	1,776

Total Liabilities	10,623	10,557
Commitments and contingencies (note 14)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 516,981,129 and 513,786,482 issued	103	103
Ordinary shares held in treasury at cost; 34,871,052 and 31,828,437	(1,594)	(1,436)
Additional paid-in capital	6,978	6,844
Retained earnings	4,682	3,908
Accumulated other comprehensive income	362	398

Total Shareholders’ Equity	10,531	9,817

Total Liabilities and Shareholders’ Equity	$21,154	$20,374

See Notes to Consolidated Financial Statements.

COVIDIEN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 30, 2012 and March 25, 2011

(in millions)

	Six Months Ended
	March 30, 2012	March 25, 2011
Cash Flows From Operating Activities:
Net income	$991	$882
(Income) loss from discontinued operations, net of income taxes	(6)	9

Income from continuing operations	985	891
Adjustments to reconcile net cash provided by continuing operating activities:
Depreciation and amortization	306	287
Share-based compensation	41	55
Deferred income taxes	(73)	26
Provision for losses on accounts receivable and inventory	12	30
Other non-cash items	5	18
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(143)	(71)
Inventories	(133)	(107)
Accounts payable	17	(28)
Income taxes	70	(12)
Accrued and other liabilities	(176)	(161)
Other	5	(29)

Net cash provided by operating activities	916	899

Cash Flows From Investing Activities:
Capital expenditures	(250)	(167)
Acquisition-related payments, net of cash acquired	(352)	—
Sale of investments	3	14
Other	2	(6)

Net cash used in investing activities	(597)	(159)

Cash Flows From Financing Activities:
Net issuance (repayment) of commercial paper	132	(215)
Repayment of debt	(3)	(254)
Dividends paid	(217)	(198)
Repurchase of shares	(158)	(102)
Proceeds from exercise of share options	81	73
Other	13	4

Net cash used in financing activities	(152)	(692)

Effect of currency rate changes on cash	(7)	16

Net increase in cash and cash equivalents	160	64
Cash and cash equivalents at beginning of period	1,503	1,565

Cash and cash equivalents at end of period	$1,663	$1,629

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

Recently Adopted Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (FASB) updated the accounting guidance related to fair value measurements. This amendment results in convergence of fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (IFRS). The Company adopted this amendment in the second quarter of fiscal 2012. The required disclosures regarding fair value measurements are presented in note 12.

2. Acquisitions and License Agreement

BÂRRX Medical, Inc.—On January 5, 2012, the Company’s Medical Devices segment acquired all of the outstanding equity of BÂRRX Medical, Inc. (BÂRRX), a developer of bipolar radiofrequency ablation devices used in the treatment of Barrett’s esophagus syndrome, for total consideration of $393 million. The total purchase consideration was comprised of an upfront cash payment of $322 million, net of cash acquired of $16 million, and the fair value of contingent consideration of $71 million. The contingent consideration, which could total $75 million, consists of a milestone payment related to the achievement of health insurance coverage targets for procedures utilizing BÂRRX devices. The acquisition of BÂRRX expands the Company’s ability to treat gastrointestinal diseases.

The following amounts represent the fair value of the identifiable assets acquired and liabilities assumed:

(Dollars in millions)
Deferred tax assets (current)	$27
Other current assets(1)	27
Intangible assets	139
Goodwill (non-tax deductible)	266
Other assets	2

Total assets acquired	461

Current liabilities	6
Deferred tax liabilities (non-current)	46
Contingent consideration	71

Total liabilities assumed	123

Net assets acquired	$338

(1)	This amount includes $6 million of accounts receivable, which is also the gross contractual value. As of the acquisition date, the fair value of accounts receivable approximated carrying value.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted-Average Amortization Period
Completed technology	$85	15 years
Customer relationships	54	11 years

	$139	13 years

The primary factors which contributed to an acquisition price in excess of the fair value of net assets acquired and the establishment of goodwill were the strategic benefit of adding a clinically proven radiofrequency ablation device to the Company’s surgical energy device product portfolio and the synergies expected to result from combining infrastructures and reducing operational expenses.

As of March 30, 2012, the Company had not yet finalized its valuation of certain deferred tax assets and deferred tax liabilities for BÂRRX, the impact of which is not expected to have a material effect on the Company’s financial condition.

The amount of net sales and operating loss included in the Company’s results for the quarter and six months ended March 30, 2012 resulting from the acquisition of BÂRRX were $8 million and $7 million, respectively.

Maya Medical—On April 20, 2012, the Company’s Medical Devices segment acquired Maya Medical, a developer of a treatment for hypertension, for an upfront cash payment of $60 million. The Company may be required to pay up to an additional $170 million if certain regulatory and sales milestones are achieved. Due to the limited time since the acquisition date, the Company has not yet completed the initial accounting for this business combination. The amounts recognized for the major classes of assets acquired and liabilities assumed as of the acquisition date will be provided in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012.

Newport Medical Instruments, Inc.—On May 1, 2012, the Company’s Medical Devices segment acquired Newport Medical Instruments, Inc. (Newport Medical), a designer and manufacturer of ventilators, for approximately $108 million in cash. The acquisition of Newport Medical complements the Company’s existing portfolio of acute care and home care ventilation solutions and broadens the Company’s ventilation platforms. Due to the limited time since the acquisition date, the Company has not yet completed the initial accounting for this business combination. The amounts recognized for the major classes of assets acquired and liabilities assumed as of the acquisition date will be provided in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012.

License Agreement—During the second quarter of fiscal 2012, the Company’s Medical Devices segment entered into an exclusive licensing agreement which grants Covidien patent and product rights for two medical device product candidates that are designed to remove peripheral artery blockages. This licensing arrangement included an upfront cash payment of $12 million, which was included in research and development expenses. In addition, during the second quarter of fiscal 2012, the Company made a regulatory milestone payment of $5 million, which was capitalized as an intangible asset. Covidien may also be required to make additional payments of up to $60 million if certain regulatory and sales milestones are achieved.

3. Restructuring Charges (Credits), Net

In fiscal 2011, the Company launched a restructuring program, designed to improve the Company’s cost structure. This program includes actions across all three segments as well as corporate. The Company expects to

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Net restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Medical Devices	$13	$(3)	$24	$60
Pharmaceuticals	5	—	11	—
Medical Supplies	1	—	2	(10)
Corporate	2	1	2	1

Restructuring and related charges, net	21	(2)	39	51
Less: accelerated depreciation	(5)	—	(9)	—

Restructuring charges (credits), net	$16	$(2)	$30	$51

During the first six months of fiscal 2011, the Company reversed $10 million of restructuring reserves under the 2009 program, due to the determination that one of the restructuring actions within the Medical Supplies segment was no longer cost effective.

Net restructuring and related charges are comprised of the following:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Acquisition-related restructuring actions	$7	$2	$8	$22
2011 program	12	—	26	—
2009 and 2007 programs	2	(4)	5	29

Restructuring and related charges (credits), net	21	(2)	39	51
Less: non-cash charges, including accelerated depreciation	(6)	(1)	(10)	(2)

Total charges expected to be settled in cash	$15	$(3)	$29	$49

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes cash activity for restructuring reserves related to acquisitions for the six months ended March 30, 2012:

(Dollars in Millions)	Employee Severance and Benefits	Other	Total
Balance at September 30, 2011	$10	$2	$12
Charges	1	8	9
Changes in estimate	(1)	—	(1)
Cash payments	(4)	(2)	(6)

Balance at March 30, 2012	$6	$8	$14

The following table summarizes cash activity for restructuring reserves related to the 2011 and prior programs for the six months ended March 30, 2012, substantially all of which relates to employee severance and benefits:

(Dollars in Millions)	2011 Program	2009 and 2007 Programs	Total
Balance at September 30, 2011	$45	$52	$97
Charges	22	1	23
Changes in estimate	(2)	—	(2)
Cash payments	(17)	(13)	(30)

Balance at March 30, 2012	$48	$40	$88

Net restructuring and related charges, including associated asset impairments, incurred cumulative to date related to the 2011 program is as follows:

(Dollars in Millions)	2011 Program
Medical Devices	$48
Pharmaceuticals	20
Corporate	9

Total	$77

Restructuring reserves are reported on the Company’s consolidated balance sheets as follows:

(Dollars in Millions)	March 30, 2012	September 30, 2011
Accrued and other current liabilities	$59	$66
Other liabilities	43	43

Restructuring reserves	$102	$109

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Other Income (Expense), Net

Other income (expense), net was comprised of the following:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Income under Tax Sharing Agreement (note 13)	$6	$12	$7	$20
Loss on investments, net	(2)	(13)	(1)	(8)

Other income (expense), net	$4	$(1)	$6	$12

Income under Tax Sharing Agreement represents the increase to the receivable from Tyco International Ltd. and TE Connectivity Ltd. These amounts reflect 58% of the interest and other income taxes payable amounts recorded during each period that are subject to the Tax Sharing Agreement.

5. Earnings Per Share

The weighted-average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

	Quarters Ended		Six Months Ended
(in Millions)	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Basic shares	483	494	483	495
Effect of share options and restricted shares	4	5	4	3

Diluted shares	487	499	487	498

The computation of diluted earnings per share for the quarter and six months ended March 30, 2012, excludes approximately 1 million and 5 million shares, respectively, of options and restricted share awards because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met. For the quarter and six months ended March 25, 2011, the computation of diluted earnings per share excludes approximately 2 million and 10 million shares, respectively, of options and restricted share awards because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met.

6. Comprehensive Income

Comprehensive income was comprised of the following:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Net income	$497	$455	$991	$882
Currency translation	59	154	(38)	121
Unrealized gain on derivatives, net of income taxes	1	3	1	4
Change related to benefit plans, net of income taxes	—	(4)	1	(4)

Total comprehensive income	$557	$608	$955	$1,003

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Inventories

Inventories were comprised of the following at the end of each period:

(Dollars in Millions)	March 30, 2012	September 30, 2011
Purchased materials and manufactured parts	$356	$316
Work in process	351	310
Finished goods	933	887

Inventories	$1,640	$1,513

8. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(Dollars in Millions)	Medical Devices	Pharmaceuticals	Medical Supplies	Total
Goodwill at September 30, 2011	$6,786	$508	$389	$7,683
Acquisitions	282	—	—	282
Currency translation	(4)	—	—	(4)

Goodwill at March 30, 2012	$7,064	$508	$389	$7,961

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	March 30, 2012		September 30, 2011
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,347	$831	$2,208	$761
Customer relationships	856	131	801	108
Licenses	217	81	216	74
Trademarks	68	33	68	31
Other	44	26	45	26

Total	$3,532	$1,102	$3,338	$1,000

Non-Amortizable:
Trademarks	$356		$357
In-process research and development	50		69

Total	$406		$426

Intangible asset amortization expense for the quarters ended March 30, 2012 and March 25, 2011 was $54 million and $50 million, respectively. Intangible asset amortization for the six months ended March 30, 2012 and March 25, 2011 was $105 million and $99 million, respectively.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Retirement Plans

The net periodic benefit cost for the Company’s defined benefit pension plans was as follows:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Service cost	$5	$6	$10	$11
Interest cost	10	11	21	22
Expected return on plan assets	(10)	(11)	(21)	(22)
Amortization of net actuarial loss	6	6	12	12
Settlements and curtailments	—	6	—	8

Net periodic benefit cost	$11	$18	$22	$31

The net periodic benefit cost for postretirement benefit plans for the quarters and six months ended March 30, 2012 and March 25, 2011 was not material.

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

In connection with the sale of the Specialty Chemicals business, the Company provided the purchaser with an indemnification for various risks, including environmental, health, safety, tax and other matters, some of which have an indefinite term. However, the most significant portion of this indemnification relates to environmental, health and safety matters, which has a term of 17 years. A liability of $22 million relating to this indemnification was included on the Company’s consolidated balance sheet at both March 30, 2012 and September 30, 2011. The value of the environmental, health and safety guarantee was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. The maximum future payments the Company could be required to make under the indemnification provided to the purchaser is $79 million. In addition, the Company was required to pay $30 million into an escrow account as collateral, of which $27 million remained in other assets on the consolidated balance sheet at March 30, 2012.

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

Interest Rate Exposure

Cash Flow Hedges—During fiscal 2007, Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary of the Company, entered into a series of forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of fixed rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated in fiscal 2007 and fiscal 2008 prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective, accordingly, the loss that resulted upon termination of the rate locks was recorded in accumulated other comprehensive income and is being amortized to interest expense over the terms of the notes. As of March 30, 2012 and September 30, 2011, the amount of this loss that remained in accumulated other comprehensive income was $42 million and $45 million, respectively.

Foreign Exchange Exposure

Derivatives not Designated as Hedging Instruments—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro and yen, as well as over 20 other currencies. The Company generally manages its exposure for forecasted transactions for the upcoming 12 months. All forward and option contracts are recorded on the consolidated balance sheet at fair value. At March 30, 2012, the Company had foreign currency forward and option contracts outstanding with a notional amount of $816 million. These contracts do not meet the necessary criteria to qualify for hedge accounting. Accordingly, all associated changes in fair value are recognized in earnings.

The location and amount of the net gain (loss) on foreign exchange forward and option contracts not designated as hedging instruments and related hedged items were as follows:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Cost of goods sold	$(1)	$(10)	$6	$(10)
Selling, general and administrative expenses	(2)	(2)	(7)	(5)

	$(3)	$(12)	$(1)	$(15)

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Derivative Instruments

The fair value of foreign exchange forward and option contracts not designated as hedging instruments are included in the following consolidated balance sheet captions in the amounts shown:

(Dollars in Millions)	March 30, 2012	September 30, 2011
Derivative Assets:
Prepaid expenses and other current assets	$17	$40
Accrued and other current liabilities	5	1

	$22	$41

Derivative Liabilities:
Prepaid expenses and other current assets	$2	$5
Accrued and other current liabilities	15	24

	$17	$29

12. Financial Instruments and Fair Value Measurements

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at March 30, 2012 and September 30, 2011:

		Basis of Fair Value Measurement
(Dollars in Millions)	March 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency contracts	$22	$—	$22	$—
Debt and equity securities held in rabbi trust	35	18	17	—

Total assets at fair value	$57	$18	$39	$—

Liabilities:
Foreign currency contracts	$17	$—	$17	$—
Deferred compensation liabilities	95	—	95	—
Contingent consideration	85	—	—	85

Total liabilities at fair value	$197	$—	$112	$85

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Basis of Fair Value Measurement
(Dollars in Millions)	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency contracts	$41	$—	$41	$—
Debt and equity securities held in rabbi trust	33	15	18	—

Total assets at fair value	$74	$15	$59	$—

Liabilities:
Foreign currency contracts	$29	$—	$29	$—
Deferred compensation liabilities	93	—	93	—

Total liabilities at fair value	$122	$—	$122	$—

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

Contingent consideration—As discussed in note 2, during the second quarter of fiscal 2012, the Company recorded contingent consideration of $71 million associated with the acquisition of BÂRRX. This contingent consideration, which could total $75 million, is based on the achievement of health insurance coverage targets for procedures utilizing BÂRRX devices. In addition, during the second quarter of fiscal 2012, the Company recorded contingent consideration of $13 million associated with another acquisition. This contingent consideration, which could total $20 million, is based on the achievement of sales targets. The fair values of the contingent consideration were measured based on the probability-weighted present value of the payments expected to be made.

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair values of contingent consideration are based on significant unobservable inputs, including management estimates and assumptions and, accordingly, have been classified as level 3 within the fair value hierarchy. These liabilities will be re-measured each reporting period and changes in the fair values will be included in selling, general and administrative expenses in the consolidated statements of income. Following is a reconciliation of changes in the fair value of contingent consideration for both the quarter and six months ended March 30, 2012:

(Dollars in Millions)
Fair value at September 30, 2011	$—
Fair value of acquired liabilities	84
Changes in fair value	1

Fair value at March 30, 2012	$85

Financial Instruments Not Measured at Fair Value

The fair value of cash and cash equivalents approximate carrying value since cash equivalents consist of liquid investments with a maturity of three months or less (level 1). The fair value of restricted cash is equivalent to its carrying value of $53 million and $60 million as of March 30, 2012 and September 30, 2011, respectively (level 1). The Company’s life insurance contracts are carried at cash surrender value (level 3). The fair value of these contracts approximates the carrying value of $88 million at both March 30, 2012 and September 30, 2011. The fair value of long-term debt, including both current and non current maturities, is based upon quoted prices in active markets for similar instruments (level 2) and was approximately $4.904 billion and $4.781 billion at March 30, 2012 and September 30, 2011, respectively. It is not practicable to estimate the fair value of the Company’s guaranteed contingent tax liability and the related amounts due to or from former parent and affiliate.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts in Spain, Italy and Portugal and as a percent of the Company’s total accounts receivable at the end of each period are as follows:

(Dollars in Millions)	March 30, 2012	September 30, 2011
Accounts receivable, net in Spain, Italy and Portugal	$698	$563
Percentage of total accounts receivable, net	37%	32%

Net sales to customers in Spain, Italy and Portugal totaled $176 million and $186 million during the quarters ended March 30, 2012 and March 25, 2011, respectively. Net sales to customers in Spain, Italy and Portugal totaled $336 million and $355 million during the six months ended March 30, 2012 and March 25, 2011, respectively.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has used available information to develop its best estimates for certain assets and liabilities related to periods prior to separation, including amounts subject to or impacted by the provisions of the Tax Sharing Agreement. Although the Company believes its estimates are adequate, the outcome of any potential litigation is uncertain and could result in a significant increase to its liability for taxes arising prior to June 29, 2007. The actual amounts that Covidien may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years, especially if certain matters are litigated. Final determination of the balances will be made in subsequent periods, primarily related to certain pre-separation tax liabilities and tax years open for examination. These balances will also be impacted by the filing of final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien and/or TE Connectivity legal entities for periods prior to the separation.

At March 30, 2012, the Company is the primary obligor to the taxing authorities for $1.660 billion of contingent tax liabilities that are recorded on the consolidated balance sheet, of which $1.091 billion relates to periods prior to the separation and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. At September 30, 2011, the Company was the primary obligor to the taxing authorities for $1.631 billion of contingent tax liabilities that were recorded on the consolidated balance sheet.

Income Tax Receivables—The Company has a current and non-current net receivable from Tyco International and TE Connectivity totaling $587 million at both March 30, 2012 and September 30, 2011, respectively. These receivables, which reflect 58% of the contingent tax liabilities that are subject to the Tax Sharing Agreement, are classified as due from former parent and affiliate on the consolidated balance sheets. Adjustments to these receivables are recorded in other income. During the first six months of fiscal 2012, the Company received a net reimbursement payment totaling $9 million from Tyco International and TE Connectivity.

Guaranteed Contingent Tax Liabilities—The Company has certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, primarily related to certain contingent tax liabilities. Current and non-current liabilities totaling $626 million and $660 million related to these guarantees were included on the Company’s consolidated balance sheet at March 30, 2012 and September 30, 2011, respectively. During the first six months of fiscal 2012, the Company made payments totaling $34 million to Tyco International and TE Connectivity, which represents the 42% reimbursement required pursuant to the Tax Sharing Agreement for applicable tax and interest payments made by Tyco International and TE Connectivity.

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

Products Liability Litigation

The Company currently is involved in litigation in various state and federal courts against manufacturers of transvaginal pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of the Company have supplied pelvic mesh product to one of the manufacturers named in the litigation and the Company is indemnifying that manufacturer on certain claims. The litigation includes a federal

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. As of March 30, 2012, there were approximately 360 cases pending believed to involve products manufactured by Company subsidiaries. During fiscal 2011, the Company recorded a charge of $46 million for all known pending and estimated future claims, net of anticipated insurance recoveries. During the first six months of fiscal 2012, the Company continued to receive claims and used the claims data to update its estimate of future claims. Accordingly, the Company recorded an additional charge of $47 million, which is included in selling, general and administrative expenses. The liability and insurance receivable are included in other liabilities and other assets, respectively, on the consolidated balance sheets. The Company believes that it has adequate amounts recorded relating to these matters based on current information. While the Company believes that the final disposition of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims.

Asbestos Matters

Mallinckrodt Inc. is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims, based principally on allegations of past distribution of products incorporating asbestos. A very limited number of the cases allege premises liability, based on claims that individuals were exposed to asbestos while on Mallinckrodt’s property. Each case typically names dozens of corporate defendants in addition to Mallinckrodt. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos.

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of March 30, 2012, there were approximately 11,500 asbestos liability cases pending against Mallinckrodt.

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

Environmental Proceedings

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 30, 2012, the Company concluded that it was probable that it would incur remedial costs in the range of $176 million to $295 million. As of March 30, 2012, the Company concluded that the best estimate within this range was $176 million, of which $24

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million was included in accrued and other current liabilities and $152 million was included in other liabilities on the consolidated balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

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

As of March 30, 2012, the Company estimates that the cost to comply with these proposed remediation alternatives at this site ranges from $94 million to $168 million. These amounts are included in the range of aggregate environmental remediation costs described above. However, there are still significant uncertainties in the outcome of the pending litigation, and the Company continues to disagree with the level of remediation outlined in the Maine Board’s final order.

The Company has also recorded asset retirement obligations (AROs) for the estimated future costs primarily associated with legal obligations to decommission two facilities within the Pharmaceuticals segment. At both March 30, 2012 and September 30, 2011, the Company’s AROs were $53 million. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Income Taxes

The income tax returns of the Company and its subsidiaries are periodically examined by various tax authorities. The U.S. Internal Revenue Service (IRS) continues to audit the Company’s U.S. federal income tax returns for the years 2008 and 2009. Open periods for examination also include certain periods during which the Company was a subsidiary of Tyco International. The resolution of these matters is subject to the conditions set forth in the Tax Sharing Agreement. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation. The Company has potential liabilities related to these income tax returns and has included its best estimate of potential liabilities for these years within the current and non-current income taxes payable. With respect to these potential income tax liabilities from all of these years, Covidien believes that the amounts recorded in its consolidated financial statements as current or non-current income taxes payable are adequate.

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

15. Segment Data

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

Selected information by business segment is as follows:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Net sales(1) :
Medical Devices	$2,004	$1,877	$3,988	$3,754
Pharmaceuticals	508	490	998	960
Medical Supplies	434	434	858	856

	$2,946	$2,801	$5,844	$5,570

Operating income:
Medical Devices	$609	$582	$1,262	$1,164
Pharmaceuticals	92	86	175	157
Medical Supplies	47	59	102	122

Operating income of reportable segments	748	727	1,539	1,443
Unallocated amounts:
Corporate expenses	(96)	(106)	(182)	(207)
Legal charges (note 14)	—	—	(47)	—
Restructuring and related (charges) credits, net (note 3)	(21)	2	(39)	(51)
Separation costs(2)	(6)	—	(10)	—
Charges associated with acquisitions and licensing arrangement(3)	(16)	(8)	(16)	(32)
Shareholder settlement income	—	—	—	11

Consolidated operating income	$609	$615	$1,245	$1,164

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.
(2)	Amounts represent costs incurred related to the separation of the Company’s Pharmaceuticals segment.
(3)

Current period amounts primarily relate to an upfront payment made in connection with a license agreement, which is discussed in note 2. Prior year amounts represent charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Quarter Ended March 30, 2012

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,946	$—	$2,946
Cost of goods sold	—	—	—	1,240	—	1,240

Gross profit	—	—	—	1,706	—	1,706
Selling, general and administrative expenses	45	—	—	869	—	914
Research and development expenses	—	—	—	167	—	167
Restructuring charges, net	—	—	—	16	—	16

Operating (loss) income	(45)	—	—	654	—	609
Interest expense	—	—	(52)	1	—	(51)
Interest income	—	—	—	6	—	6
Other income	—	—	—	4	—	4
Equity in net income of subsidiaries	590	592	480	—	(1,662)	—
Intercompany interest and fees	(50)	(2)	164	(112)	—	—

Income from continuing operations before income taxes	495	590	592	553	(1,662)	568
Income tax (benefit) expense	(2)	—	—	79	—	77
Income from continuing operations	497	590	592	474	(1,662)	491

Income from discontinued operations, net of income taxes	—	—	—	6	—	6

Net income	$497	$590	$592	$480	$(1,662)	$497

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended March 30, 2012

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$5,844	$—	$5,844
Cost of goods sold	—	—	—	2,437	—	2,437

Gross profit	—	—	—	3,407	—	3,407
Selling, general and administrative expenses	48	—	1	1,772	—	1,821
Research and development expenses	—	—	—	311	—	311
Restructuring charges, net	—	—	—	30	—	30

Operating (loss) income	(48)	—	(1)	1,294	—	1,245
Interest expense	—	—	(103)	1	—	(102)
Interest income	—	—	—	12	—	12
Other income	—	—	—	6	—	6
Equity in net income of subsidiaries	1,098	1,101	880	—	(3,079)	—
Intercompany interest and fees	(63)	(3)	325	(259)	—	—

Income from continuing operations before income taxes	987	1,098	1,101	1,054	(3,079)	1,161
Income tax (benefit) expense	(4)	—	—	180	—	176
Income from continuing operations	991	1,098	1,101	874	(3,079)	985

Income from discontinued operations, net of income taxes	—	—	—	6	—	6

Net income	$991	$1,098	$1,101	$880	$(3,079)	$991

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

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

At March 30, 2012

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$—	$237	$1,425	$—	$1,663
Accounts receivable trade, net	—	—	—	1,874	—	1,874
Inventories	—	—	—	1,640	—	1,640
Intercompany receivable	27	51	—	17	(95)	—
Prepaid expenses and other current assets	3	—	—	902	—	905

Total current assets	31	51	237	5,858	(95)	6,082
Property, plant and equipment, net	2	—	—	2,767	—	2,769
Goodwill	—	—	—	7,961	—	7,961
Intangible assets, net	—	—	—	2,836	—	2,836
Due from former parent and affiliate	—	—	—	589	—	589
Investment in subsidiaries	12,932	13,554	10,772	—	(37,258)	—
Intercompany loans receivable	—	93	11,842	4,971	(16,906)	—
Other assets	—	—	21	896	—	917

Total Assets	$12,965	$13,698	$22,872	$25,878	$(54,259)	$21,154

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$503	$8	$—	$511
Accounts payable	5	—	—	586	—	591
Intercompany payable	17	—	—	78	(95)	—
Accrued and other current liabilities	109	—	84	1,269	—	1,462
Income taxes payable	—	—	—	50	—	50
Guaranteed contingent tax liabilities	—	—	—	29	—	29

Total current liabilities	131	—	587	2,020	(95)	2,643
Long-term debt	—	—	3,760	64	—	3,824
Income taxes payable	—	—	—	1,660	—	1,660
Guaranteed contingent tax liabilities	—	—	—	597	—	597
Intercompany loans payable	2,302	766	4,971	8,867	(16,906)	—
Other liabilities	1	—	—	1,898	—	1,899

Total Liabilities	2,434	766	9,318	15,106	(17,001)	10,623
Shareholders’ Equity	10,531	12,932	13,554	10,772	(37,258)	10,531

Total Liabilities and Shareholders’ Equity	$12,965	$13,698	$22,872	$25,878	$(54,259)	$21,154

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

At September 30, 2011

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$169	$1,334	$—	$1,503
Accounts receivable trade, net	—	—	—	1,744	—	1,744
Inventories	—	—	—	1,513	—	1,513
Intercompany receivable	23	—	—	153	(176)	—
Prepaid expenses and other current assets	3	—	29	981	—	1,013

Total current assets	26	—	198	5,725	(176)	5,773
Property, plant and equipment, net	2	—	—	2,703	—	2,705
Goodwill	—	—	—	7,683	—	7,683
Intangible assets, net	—	—	—	2,764	—	2,764
Due from former parent and affiliate	—	—	—	583	—	583
Investment in subsidiaries	11,860	12,478	11,340	—	(35,678)	—
Intercompany loans receivable	—	94	11,294	6,160	(17,548)	—
Other assets	—	—	22	844	—	866

Total Assets	$11,888	$12,572	$22,854	$26,462	$(53,402)	$20,374

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$3	$8	$—	$11
Accounts payable	—	—	—	576	—	576
Intercompany payable	24	129	—	23	(176)	—
Accrued and other current liabilities	109	—	83	1,419	—	1,611
Income taxes payable	—	—	—	97	—	97
Guaranteed contingent tax liabilities	—	—	—	105	—	105

Total current liabilities	133	129	86	2,228	(176)	2,400
Long-term debt	—	—	4,129	68	—	4,197
Income taxes payable	—	—	—	1,629	—	1,629
Guaranteed contingent tax liabilities	—	—	—	555	—	555
Intercompany loans payable	1,937	583	6,161	8,867	(17,548)	—
Other liabilities	1	—	—	1,775	—	1,776

Total Liabilities	2,071	712	10,376	15,122	(17,724)	10,557
Shareholders’ Equity	9,817	11,860	12,478	11,340	(35,678)	9,817

Total Liabilities and Shareholders’ Equity	$11,888	$12,572	$22,854	$26,462	$(53,402)	$20,374

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 30, 2012

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(77)	$(183)	$253	$923	$—	$916

Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(250)	—	(250)
Acquisition-related payments, net of cash acquired	—	—	—	(352)	—	(352)
Sale of investments	—	—	—	3	—	3
Net increase in intercompany loans	—	—	(1,737)	—	1,737	—
Increase in investment in subsidiary	—	—	(285)	—	285	—
Other	—	—	—	2	—	2

Net cash used in investing activities	—	—	(2,022)	(597)	2,022	(597)

Cash Flows From Financing Activities:
Net issuance of commercial paper	—	—	132	—	—	132
Repayment of debt	—	—	—	(3)	—	(3)
Dividends paid	(217)	—	—	—	—	(217)
Repurchase of shares	(158)	—	—	—	—	(158)
Proceeds from exercise of share options	81	—	—	—	—	81
Net intercompany loan borrowings	365	183	—	1,189	(1,737)	—
Intercompany dividend received (paid)	—	—	1,705	(1,705)	—	—
Capital contribution	—	—	—	285	(285)	—
Other	7	—	—	6	—	13

Net cash provided by (used in) financing activities	78	183	1,837	(228)	(2,022)	(152)

Effect of currency rate changes on cash	—	—	—	(7)	—	(7)

Net increase in cash and cash equivalents	1	—	68	91	—	160
Cash and cash equivalents at beginning of period	—	—	169	1,334	—	1,503

Cash and cash equivalents at end of period	$1	$—	$237	$1,425	$—	$1,663

COVIDIEN PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 25, 2011

(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(9)	$(1)	$210	$699	$—	$899

Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(167)	—	(167)
Sale of investments	—	—	—	14	—	14
Net increase in intercompany loans	—	—	(373)	—	373	—
Other	—	—	—	(6)	—	(6)

Net cash used in investing activities	—	—	(373)	(159)	373	(159)

Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(215)	—	—	(215)
Repayment of debt	—	—	(250)	(4)	—	(254)
Dividends paid	(198)	—	—	—	—	(198)
Repurchase of shares	(102)	—	—	—	—	(102)
Proceeds from exercise of share options	73	—	—	—	—	73
Net intercompany loan borrowings	203	1	—	169	(373)	—
Intercompany dividend received (paid)	—	—	490	(490)	—	—
Other	33	—	—	(29)	—	4

Net cash provided by (used in) financing activities	9	1	25	(354)	(373)	(692)

Effect of currency rate changes on cash	—	—	—	16	—	16

Net increase (decrease) in cash and cash equivalents	—	—	(138)	202	—	64
Cash and cash equivalents at beginning of period	1	—	399	1,165	—	1,565

Cash and cash equivalents at end of period	$1	$—	$261	$1,367	$—	$1,629

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Separation

In December 2011, we announced a plan to spin off our pharmaceuticals business into a stand-alone public company. We anticipate that the transaction will be in the form of a distribution that will be tax-free to U.S. shareholders of a new publicly traded stock in the new pharmaceuticals company. Completion of the transaction is expected to be subject to certain conditions, including, among others, receipt of regulatory approvals, assurance as to the tax-free status of the spin-off of the pharmaceuticals business to our U.S. shareholders, the effectiveness of a Form 10 registration statement to be filed with the U.S. Securities and Exchange Commission and final approval by our Board of Directors. We currently expect that completion of the transaction could take up to 18 months; however, there can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed.

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

Acquisitions

On January 5, 2012, we acquired BÂRRX Medical, Inc. (BÂRRX), a developer of bipolar radiofrequency ablation devices used in the treatment of Barrett’s esophagus syndrome, for total considerations of $393 million. The total purchase consideration was comprised of an upfront cash payment of $322 million, net of cash acquired of $16 million, and the fair value of contingent consideration of $71 million. The contingent consideration, which could total $75 million, consists of a milestone payment related to the achievement of health insurance coverage targets for procedures utilizing BÂRRX devices. The acquisition of BÂRRX expands our ability to treat gastrointestinal diseases.

In April 2012, we acquired Maya Medical, a developer of a treatment for hypertension, for an upfront cash payment of $60 million. We may be required to pay up to an additional $170 million if certain regulatory and sales milestones are achieved.

In May 2012, we acquired Newport Medical, a designer and manufacturer of ventilators, for approximately $108 million in cash. The acquisition of Newport Medical complements our existing portfolio of acute care and home care ventilation solutions and broadens our ventilation platforms.

In March 2012, we entered into a definitive agreement to acquire superDimension, Ltd., a developer of minimally invasive interventional pulmonology devices, for approximately $300 million in cash, with possible future earnout payments of up to $50 million based on the achievement of specific milestones. The acquisition of superDimension will allow Covidien to deliver more comprehensive solutions in the evaluation and treatment of lung disease. The transaction is subject to customary closing conditions, including receipt of certain regulatory approvals, and is expected to be completed during the third quarter of fiscal 2012.

In April 2012, we entered into a definitive agreement to acquire Oridion Systems Ltd. (Oridion), a developer of patient monitoring systems, for approximately $300 million in cash, net of cash acquired. The acquisition of Oridion complements our existing product portfolio of pulse oximeters and monitoring products. The transaction is subject to the approval of Oridion’s shareholders and customary closing conditions, including receipt of certain regulatory approvals. The transaction is expected to be completed during the third quarter of fiscal 2012.

Licensing Agreement

During the second quarter of fiscal 2012, our Medical Devices segment entered into an exclusive licensing agreement which grants us product rights for two medical device patent and product candidates that are designed to remove peripheral artery blockages. This licensing arrangement included an upfront cash payment of $12 million, which was included in research and development expenses. In addition, during the second quarter of fiscal 2012, we made a regulatory milestone payment of $5 million, which was capitalized as an intangible asset. We may also be required to make additional payments of up to $60 million if certain regulatory and sales milestones are achieved.

Restructuring Initiatives

In fiscal 2011, we launched a restructuring program, designed to improve our cost structure. This program includes actions across all three segments as well as corporate. We expect to incur total charges of approximately $275 million as the specific actions required to execute on these initiatives are identified and approved, most of which are expected to be incurred by the end of fiscal 2014. Savings from this program are estimated to be $175 million to $225 million on an annualized basis once the program is completed. As of March 30, 2012, we had incurred $77 million of net restructuring charges under the 2011 program since its inception.

Results of Operations

Quarters and Six Months Ended March 30, 2012 and March 25, 2011

The following table presents results of operations, including percentage of net sales:

	Quarters Ended				Six Months Ended
(Dollars in Millions)	March 30, 2012		March 25, 2011		March 30, 2012		March 25, 2011
Net sales	$2,946	100.0%	$2,801	100.0%	$5,844	100.0%	$5,570	100.0%
Cost of goods sold	1,240	42.1	1,205	43.0	2,437	41.7	2,403	43.1

Gross profit	1,706	57.9	1,596	57.0	3,407	58.3	3,167	56.9
Selling, general and administrative expenses	914	31.0	853	30.5	1,821	31.2	1,714	30.8
Research and development expenses	167	5.7	130	4.6	311	5.3	249	4.5
Restructuring charges (credits), net	16	0.5	(2)	(0.1)	30	0.5	51	0.9
Shareholder settlement income	—	—	—	—	—	—	(11)	(0.2)

Operating income	609	20.7	615	22.0	1,245	21.3	1,164	20.9
Interest expense	(51)	(1.7)	(50)	(1.8)	(102)	(1.7)	(102)	(1.8)
Interest income	6	0.2	6	0.2	12	0.2	11	0.2
Other income (expense), net	4	0.1	(1)	—	6	0.1	12	0.2

Income from continuing operations before income taxes	568	19.3	570	20.3	1,161	19.9	1,085	19.5
Income tax expense	77	2.6	111	4.0	176	3.0	194	3.5

Income from continuing operations	491	16.7	459	16.4	985	16.9	891	16.0
Income (loss) from discontinued operations, net of income taxes	6	0.2	(4)	(0.1)	6	0.1	(9)	(0.2)

Net income	$497	16.9	$455	16.2	$991	17.0	$882	15.8

Net sales—Our net sales in the second quarter of fiscal 2012 increased $145 million, or 5.2%, to $2.946 billion, compared with $2.801 billion in the second quarter of fiscal 2011. Our net sales for the first six months of fiscal 2012 increased $274 million, or 4.9%, to $5.844 billion, compared to $5.570 billion in the first six months of fiscal 2011. The increases in net sales for both periods were driven by sales growth within our Medical Devices segment. These increases were slightly offset by unfavorable currency exchange rate fluctuations of $19 million and $16 million for the second quarter and first six months of fiscal 2012, respectively.

Net sales generated by our businesses in the United States were $1.631 billion and $1.546 billion for the second quarter of fiscal 2012 and 2011, respectively, and $3.224 billion and $3.073 billion for the first six months of fiscal 2012 and 2011, respectively. Our non-U.S. businesses generated net sales of $1.315 billion and $1.255 billion for the second quarter of fiscal 2012 and 2011, respectively, and $2.620 billion and $2.497 billion for the first six months of fiscal 2012 and 2011, respectively. Our business outside the United States accounted for approximately 45% of our net sales for the second quarters and six months ended of both fiscal 2012 and 2011.

Net sales by geographic area are shown in the following table:

(Dollars in Millions)	Quarters Ended		Percentage Change	Currency Impact	Operational Growth(2)
Net Sales(1)	March 30, 2012	March 25, 2011
U.S.	$1,631	$1,546	5%	—%	5%
Other Americas	179	174	3	(3)	6
Europe	684	672	2	(4)	6
Asia-Pacific	452	409	11	4	7

	$2,946	$2,801	5	(1)	6

(Dollars in Millions)	Six Months Ended		Percentage Change	Currency Impact	Operational Growth(2)
Net Sales(1)	March 30, 2012	March 25, 2011
U.S.	$3,224	$3,073	5%	—%	5%
Other Americas	349	346	1	(3)	4
Europe	1,343	1,327	1	(3)	4
Asia-Pacific	928	824	13	5	8

	$5,844	$5,570	5	—	5

(1)

Sales to external customers are reflected in the regions based on the reporting entity that records the transaction. U.S. sales include sales of neurovascular and peripheral products exported to customers outside the United States and invoiced in multiple currencies of approximately $79 million and $68 million for the second quarter of fiscal 2012 and 2011, respectively and $154 million and $132 million for the first six months of fiscal 2012 and 2011, respectively. Accordingly, these U.S. sales are subject to the effects of changes in foreign currency exchange rates.

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

Cost of goods sold—Cost of goods sold was 42.1% and 41.7% of net sales in the second quarter and first six months of fiscal 2012, respectively, compared to 43.0% and 43.1% of net sales in the second quarter and first six months of fiscal 2011, respectively. The decreases in cost of goods sold as a percent of net sales for both fiscal 2012 periods were primarily attributable to favorable mix of businesses and manufacturing cost reductions.

Selling, general and administrative expenses—Selling, general and administrative expenses in the second quarter of fiscal 2012 increased $61 million, or 7.2%, to $914 million, compared with the second quarter of fiscal 2011, and increased $107 million, or 6.2%, to $1.821 billion, compared with the first six months of fiscal 2011. The increases in selling, general and administrative expenses for both fiscal 2012 periods were primarily due to increased selling and marketing expenses resulting from sales force expansion, primarily in the emerging markets. Legal charges of $47 million recorded during the first six months of fiscal 2012 related to indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh product liability cases also contributed to the increase in selling, general and administrative expenses during the first six months of fiscal 2012.

Research and development expenses—Research and development expenses increased $37 million, or 28.5%, to $167 million in the second quarter of fiscal 2012, compared with the second quarter of fiscal 2011, and increased $62 million, or 24.9%, to $311 million in the first six months of fiscal 2012, compared to the first six months of fiscal 2011. Both current year periods include a $12 million upfront payment made in connection with a license agreement entered into by our Medical Devices segment. The remaining increases of $25 million and $50 million for the quarter and first six months of fiscal 2012, respectively, primarily resulted from increased spending within our Medical Devices segment to support our growth initiatives. As a percentage of our net sales, research and development expenses was 5.7% and 5.3% for the second quarter and first six months of fiscal 2012, respectively, compared to 4.6% and 4.5% for the second quarter and first six months of fiscal 2011, respectively.

Restructuring charges (credits), net—During the second quarter and first six months of fiscal 2012, we recorded net restructuring and related charges of $21 million and $39 million, respectively, of which charges of $5 million and $9 million, respectively, related to accelerated depreciation and were included in cost of goods sold. The remaining amounts of $16 million and $30 million for the quarter and first six months of fiscal 2012, respectively, primarily related to severance and employee benefit costs incurred under our 2011 program.

We recorded net restructuring credits of $2 million during the second quarter of fiscal 2011, and restructuring charges of $51 million during the first six months of fiscal 2011. The charges recorded during the first six months of fiscal 2011 primarily related to severance and employee benefit costs incurred under our 2009 program and, to a lesser extent, the cancellation of distributor and supplier agreements and severance costs related to actions associated with recent acquisitions by our Medical Devices segment. In addition, during the first six months of fiscal 2011, we reversed $15 million of restructuring reserves under our 2009 program, $10 million of which resulted from the determination that one of the restructuring actions within our Medical Supplies segment was no longer cost effective. Additional information regarding our restructuring charges is provided in note 3 to our consolidated financial statements.

Shareholder settlement income—During fiscal 2011, the remaining securities lawsuits were resolved. Accordingly, during the first six months of fiscal 2011, we recorded income of $11 million related to the reversal of our portion of the remaining reserves that had previously been established.

Operating income—In the second quarter of fiscal 2012, operating income decreased $6 million to $609 million, compared with operating income of $615 million in the second quarter of fiscal 2011. The decrease in operating income for the second quarter of fiscal 2012 compared with the same prior year period was primarily due to increased selling and marketing expenses resulting from sales force expansion, a $37 million increase in research and development expense and a $23 million increase in net restructuring and related charges. These decreases to operating income were partially offset by the gross profit resulting from increased sales volume within our Medical Devices segment.

In the first six months of fiscal 2012, operating income increased $81 million to $1.245 billion, compared with operating income of $1.164 billion in the first six months of fiscal 2011. The increase in operating income for the first six months of fiscal 2012 compared with the same prior year period was primarily due to the gross profit resulting from increased sales volume within our Medical Devices segment. The increase in operating income was partially offset by a $62 million increase in research and development expenses and $47 million of legal charges recorded during the first six months of fiscal 2012 related to indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh product liability cases.

Analysis of Operating Results by Segment

Net sales by segment are shown in the following table:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	March 30, 2012	March 25, 2011
Medical Devices	$2,004	$1,877	7%	—%	7%
Pharmaceuticals	508	490	4	(1)	5
Medical Supplies	434	434	—	—	—

	$2,946	$2,801	5	(1)	6

	Six Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	March 30, 2012	March 25, 2011
Medical Devices	$3,988	$3,754	6%	—%	6%
Pharmaceuticals	998	960	4	(1)	5
Medical Supplies	858	856	—	(1)	1

	$5,844	$5,570	5	—	5

Operating income by segment and as a percentage of segment net sales is shown in the following table:

	Quarters Ended				Six Months Ended
(Dollars in Millions)	March 30, 2012		March 25, 2011		March 30, 2012		March 25, 2011
Medical Devices	$609	30.4%	$582	31.0%	$1,262	31.6%	$1,164	31.0%
Pharmaceuticals	92	18.1	86	17.6	175	17.5	157	16.4
Medical Supplies	47	10.8	59	13.6	102	11.9	122	14.3

Operating income of reportable segments	748	25.4	727	26.0	1,539	26.3	1,443	25.9
Unallocated amounts:
Corporate expenses	(96)		(106)		(182)		(207)
Legal charges	—		—		(47)		—
Restructuring and related (charges) credits, net	(21)		2		(39)		(51)
Separation costs (1)	(6)		—		(10)		—
Charges associated with acquisitions and licensing arrangement (2)	(16)		(8)		(16)		(32)
Shareholder settlement income	—		—		—		11

Consolidated operating income	$609		$615		$1,245		$1,164

(1)	Amounts represent costs incurred related to the separation of our Pharmaceuticals segment.
(2)

Current period amounts primarily relate to an upfront payment made in connection with a license agreement. Prior year amounts represent charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition.

Medical Devices

Net sales for Medical Devices by groups of products and by geography for the second quarter of fiscal 2012 and 2011 are as follows:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	March 30, 2012	March 25, 2011
Endomechanical Instruments	$577	$557	4%	(1)%	5%
Energy Devices	318	283	12	(2)	14
Soft Tissue Repair Products	222	220	1	(1)	2
Vascular Products	390	333	17	—	17
Oximetry & Monitoring Products	220	211	4	(1)	5
Airway & Ventilation Products	185	185	—	(1)	1
Other Products	92	88	5	2	3

	$2,004	$1,877	7	—	7

U.S.	$904	$839	8%	—%	8%
Non-U.S.	1,100	1,038	6	(1)	7

	$2,004	$1,877	7	—	7

Net sales for the second quarter of fiscal 2012 increased $127 million, or 7%, to $2.004 billion, compared with $1.877 billion for the second quarter of fiscal 2011. The increase in net sales for the segment was driven by increased sales of Vascular Products, Energy Devices and Endomechanical Instruments. The increase in sales for Vascular Products was primarily due to increased sales of neurovascular, peripheral vascular and chronic venous insufficiency products. The increase in Energy Devices sales resulted primarily from higher sales volume of vessel sealing products, most notably in the United States. Finally, the increase in sales of Endomechanical Instruments primarily resulted from higher sales volume of stapling devices, led by our Tri-Staple™ reloads.

Operating income for the second quarter of fiscal 2012 increased $27 million to $609 million, compared with $582 million for the second quarter of fiscal 2011. Our operating margin was 30.4% for the second quarter of fiscal 2012, compared with 31.0% for the second quarter of fiscal 2011. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above. This increase to operating income was partially offset by an increase in selling and marketing expenses resulting from sales force expansion, primarily in the emerging markets, and an increase in research and development expense to support our growth initiatives.

Net sales for Medical Devices by groups of products and by geography for the first six months of fiscal 2012 and 2011 are as follows:

	Six Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	March 30, 2012	March 25, 2011
Endomechanical Instruments	$1,158	$1,125	3%	—%	3%
Energy Devices	639	553	16	—	16
Soft Tissue Repair Products	440	441	—	—	—
Vascular Products	777	665	17	1	16
Oximetry & Monitoring Products	427	416	3	—	3
Airway & Ventilation Products	366	371	(1)	—	(1)
Other Products	181	183	(1)	1	(2)

	$3,988	$3,754	6	—	6

U.S.	$1,799	$1,688	7%	—%	7%
Non-U.S.	2,189	2,066	6	—	6

	$3,988	$3,754	6	—	6

Net sales for the first six months of fiscal 2012 increased $234 million, or 6%, to $3.988 billion, compared with $3.754 billion for the first six months of fiscal 2011. The increase in net sales for the segment was driven by increased sales of Vascular Products and Energy Devices and, to a lesser extent, Endomechanical Instruments. The increase in sales for Vascular Products was primarily due to increased sales of neurovascular, peripheral vascular and chronic venous insufficiency products. The increase in Energy Devices sales resulted primarily from higher sales volume of vessel sealing products, most notably in the United States. Finally, the increase in sales of Endomechanical Instruments primarily resulted from higher sales volume of stapling devices, partially offset by a decrease in sales of laparoscopy instruments.

Operating income for the first six months of fiscal 2012 increased $98 million to $1.262 billion, compared with $1.164 billion for the first six months of fiscal 2011. Our operating margin was 31.6% for the first six months of fiscal 2012, compared with 31.0% for the first six months of fiscal 2011. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above. This increase to operating income was partially offset by an increase in selling and marketing expenses resulting from sales force expansion, primarily in the emerging markets, and an increase in research and development expense to support our growth initiatives.

Pharmaceuticals

Net sales for Pharmaceuticals by groups of products and by geography for the second quarter of fiscal 2012 and 2011 are as follows:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	March 30, 2012	March 25, 2011
Specialty Pharmaceuticals	$142	$106	34%	—%	34%
Active Pharmaceutical Ingredients	114	121	(6)	(1)	(5)
Contrast Products	135	154	(12)	(1)	(11)
Radiopharmaceuticals	117	109	7	(1)	8

	$508	$490	4	(1)	5

U.S.	$344	$326	6%	—%	6%
Non-U.S.	164	164	—	(2)	2

	$508	$490	4	(1)	5

Net sales for the second quarter of fiscal 2012 increased $18 million to $508 million, compared with $490 million for the second quarter of fiscal 2011. This increase was primarily driven by increased sales of Specialty Pharmaceuticals driven by sales of EXALGO® and PENNSAID®, and to a lesser extent increased sales of generic pharmaceuticals. These increases were partially offset by decreased sales of Contrast Products and Active Pharmaceutical Ingredients. The sales decline within Contrast Products primarily resulted from lower sales of Optiray™ contrast agent and the loss of a customer contract. The decrease in sales of Active Pharmaceutical Ingredients, was primarily due to lower narcotics sales resulting from the timing of customer orders.

Operating income for the second quarter of fiscal 2012 increased $6 million to $92 million, compared with $86 million for the second quarter of fiscal 2011. Our operating margin was 18.1% for the second quarter of fiscal 2012, compared with 17.6% for the second quarter of fiscal 2011. The increase in operating income was primarily due to favorable product mix and increased sales volume. These increases to operating income were partially offset by increases in general and administrative expenses, primarily resulting from environmental costs and bad debt expense.

Net sales for Pharmaceuticals by groups of products and by geography for the first six months of fiscal 2012 and 2011 are as follows:

	Six Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	March 30, 2012	March 25, 2011
Specialty Pharmaceuticals	$276	$237	16%	—%	16%
Active Pharmaceutical Ingredients	216	205	5	(1)	6
Contrast Products	280	297	(6)	(2)	(4)
Radiopharmaceuticals	226	221	2	(1)	3

	$998	$960	4	(1)	5

U.S.	$667	$634	5%	—%	5%
Non-U.S.	331	326	2	(1)	3

	$998	$960	4	(1)	5

Net sales for the first six months of fiscal 2012 increased $38 million to $998 million, compared with $960 million for the first six months of fiscal 2011. This increase was primarily driven by increased sales of Specialty Pharmaceuticals driven by sales of EXALGO® and PENNSAID® and, to a lesser extent, increased sales of narcotics within Active Pharmaceutical Ingredients. These increases were partially offset by decreased sales of Contrast Products resulting primarily from lower sales of Optiray™ contrast agent.

Operating income for the first six months of fiscal 2012 increased $18 million to $175 million, compared with $157 million for the first six months of fiscal 2011. Our operating margin was 17.5% for the first six months of fiscal 2012, compared with 16.4% for the first six months of fiscal 2011. The increase in operating income was primarily due to favorable product mix and increased sales volume. These increases to operating income were partially offset by increases in general and administrative expenses, primarily resulting from environmental costs and bad debt expense.

Medical Supplies

Net sales for Medical Supplies by groups of products and by geography for the second quarter of fiscal 2012 and 2011 are as follows:

	Quarters Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	March 30, 2012	March 25, 2011
Nursing Care Products	$196	$198	(1)%	—%	(1)%
Medical Surgical Products	112	108	4	—	4
SharpSafety Products	72	75	(4)	(1)	(3)
Original Equipment Manufacturer (OEM) Products	54	53	2	(1)	3

	$434	$434	—	—	—

U.S.	$383	$381	1%	—%	1%
Non-U.S.	51	53	(4)	(4)	—

	$434	$434	—	—	—

Net sales for the second quarter of fiscal 2012 remained level with the second quarter of fiscal 2011. Increased sales of Medical Surgical Products, driven by electrodes and operating room products, were offset by lower sales of SharpSafety Products. In addition, increased sales of incontinence products within Nursing Care Products were more than offset by decreased sales of woundcare products.

Operating income for the second quarter of fiscal 2012 decreased $12 million to $47 million, compared with $59 million for the second quarter of fiscal 2011. Our operating margin was 10.8% for the second quarter of fiscal 2012, compared with 13.6% for the second quarter of fiscal 2011. The decrease in operating income and margin primarily resulted from pricing pressure and increased freight expense, driven by fuel costs.

Net sales for Medical Supplies by groups of products and by geography for the first six months of fiscal 2012 and 2011 are as follows:

	Six Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	March 30, 2012	March 25, 2011
Nursing Care Products	$394	$390	1%	—%	1%
Medical Surgical Products	221	213	4	—	4
SharpSafety Products	142	149	(5)	(1)	(4)
Original Equipment Manufacturer (OEM) Products	101	104	(3)	—	(3)

	$858	$856	—	(1)	1

U.S.	$758	$751	1%	—%	1%
Non-U.S.	100	105	(5)	(3)	(2)

	$858	$856	—	(1)	1

Net sales for the first six months of fiscal 2012 increased $2 million to $858 million, compared with $856 million for the first six months of fiscal 2011. Increased sales of Medical Surgical Products, driven by higher sales of electrodes and, to a lesser extent, operating room products were partially offset by decreased sales of SharpSafety Products. Increased sales of incontinence products within Nursing Care Products were largely offset by decreased sales of woundcare and urology products.

Operating income for the first six months of fiscal 2012 decreased $20 million to $102 million, compared with $122 million for the first six months of fiscal 2011. Our operating margin was 11.9% for the first six months of fiscal 2012, compared with 14.3% for the first six months of fiscal 2011. The decrease in operating income and margin primarily resulted from pricing pressure and increased freight and warehousing expense, largely due to fuel costs.

Corporate

Corporate expenses were $96 million and $106 million for the second quarter of fiscal 2012 and fiscal 2011, respectively, and $182 million and $207 million for the first six months of fiscal 2012 and fiscal 2011, respectively. Lower legal and environmental expenses contributed to the decrease in corporate expenses for both current year periods. The timing of stock-based compensation expense recognition, and an overall decrease in annual stock-based compensation expense, also contributed to the decrease in corporate expenses for the first six months of fiscal 2012, compared to the same prior year period.

Non-Operating Items

Interest Expense and Interest Income

During the second quarters of fiscal 2012 and 2011, interest expense was $51 million and $50 million, respectively, and interest income was $6 million in each period. During the first six months of both fiscal 2012 and 2011, interest expense was $102 million. Interest income was $12 million and $11 million for the first six months of fiscal 2012 and 2011, respectively.

Other Income (Expense), net

During the second quarter and first six months of fiscal 2012, we recorded other income, net of $4 million and $6 million, respectively. Other income, net for the second quarter and first six months of fiscal 2012 includes income of $6 million and $7 million, respectively, and corresponding increases to our receivable from Tyco International Ltd. and TE Connectivity Ltd. (formerly Tyco Electronics Ltd.). These amounts reflect 58% of the interest and other income taxes payable amounts recorded that are subject to the Tax Sharing Agreement.

We recorded other expense, net of $1 million during the second quarter of fiscal 2011, and other income, net of $12 million during the first six months of fiscal 2011. These amounts include net losses on investments of $13 million and $8 million for the second quarter and first six months of fiscal 2011, respectively. In addition, income of $12 million and $20 million and corresponding increases to our receivable from Tyco International and TE Connectivity, is included for the second quarter and first six months of fiscal 2011, respectively.

Income Tax Expense

Income tax expense was $77 million and $111 million on income from continuing operations before income taxes of $568 million and $570 million for the second quarters of fiscal 2012 and 2011, respectively. This resulted in effective tax rates of 13.6% and 19.5% for the second quarters of fiscal 2012 and 2011, respectively. Income tax expense was $176 million and $194 million on income from continuing operations before income taxes of $1.161 billion and $1.085 billion for the first six months of fiscal 2012 and 2011, respectively. This resulted in effective tax rates of 15.2% and 17.9% for the first six months of fiscal 2012 and 2011, respectively. The decreases in the effective tax rates for the second quarter and first six months of fiscal 2012, compared to the comparative prior year periods, resulted primarily from the implementation of tax planning strategies, including the release of a valuation allowance, partially offset by the expiration of the U.S. research and development credit as of December 31, 2011 and the retroactive re-enactment of the 2010 credit during the first quarter of fiscal 2011.

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

Six Months Ended March 30, 2012 Cash Flow Activity

The net cash provided by operating activities of $916 million was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization, partially offset by a net change in working capital of $360 million, driven largely by an increase in accounts receivable of $143 million, an increase in inventory of $133 million and the annual payout of cash bonuses for performance in the prior fiscal year. In fiscal 2012, we expect to make net indemnification payments of totaling approximately $50 million related to pre-separation tax matters under the Tax Sharing Agreement, of which a net payment of $25 million was made during the first six months of fiscal 2012.

The net cash used in investing activities of $597 million was primarily due to acquisition-related payments of $352 million, primarily associated with the acquisition of BÂRRX and capital expenditures of $250 million. For the full year fiscal 2012, we expect capital expenditures to be in the range of $475 to $500 million.

The net cash used in financing activities of $152 million was primarily due to dividend payments of $217 million and share repurchases of $158 million, partially offset by net proceeds from the issuance of commercial paper of $132 million.

Capitalization

Shareholders’ equity was $10.531 billion, or $21.84 per share, at March 30, 2012, compared with $9.817 billion, or $20.37 per share, at September 30, 2011. The increase in shareholders’ equity was primarily due to net income of $991 million, partially offset by dividends declared of $217 million and the repurchase of shares of $158 million.

The following table contains several key measures to gauge our financial condition and liquidity at March 30, 2012:

(Dollars in Millions)	March 30, 2012	September 30, 2011
Cash and cash equivalents	$1,663	$1,503
Current maturities of long-term debt	511	11
Long-term debt	3,824	4,197
Total debt	4,335	4,208
Shareholders’ equity	10,531	9,817
Debt-to-total capital ratio	29%	30%

We are required to maintain an available unused balance under our $1.5 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. At March 30, 2012, we had $247 million of commercial paper outstanding and no borrowings outstanding under the credit facility.

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Dividends

On January 19, 2012, the Board of Directors declared a quarterly cash dividend of $0.225 per share, which was paid during the second quarter of fiscal 2012. Dividend payments totaled $217 million for the first six months of fiscal 2012.

On March 14, 2012, the Board of Directors declared a quarterly cash dividend of $0.225 per share to shareholders of record at the close of business on April 4, 2012. The dividend is payable on May 7, 2012.

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

In accordance with the Tax Sharing Agreement, we share certain contingent liabilities relating to unresolved tax matters of Tyco International for periods prior to the separation, with Covidien assuming 42%, Tyco International 27% and TE Connectivity 31% of the total amount. We are the primary obligor to the taxing authorities for $1.660 billion of contingent tax liabilities that are recorded on the consolidated balance sheet at March 30, 2012, $1.091 billion of which relates to periods prior to the separation and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. The actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, some of which may not be resolved for several years.

In addition, pursuant to the terms of the Tax Sharing Agreement, we have recorded a net receivable from Tyco International and TE Connectivity of $587 million as of March 30, 2012, substantially all of which is non-current. This amount primarily reflects 58% of our contingent tax liabilities that are subject to the Tax Sharing Agreement. If Tyco International and TE Connectivity default on their obligations to us under the Tax Sharing Agreement, however, we would be liable for the entire amount of such liabilities. The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect our income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and we believe that some of these adjustments relating to certain Tyco International subsidiaries are likely to be resolved within the next 12 months. With respect to other adjustments, Tyco International has indicated that settlement is unlikely. In the event that Tyco International is unable to resolve these issues in the IRS administrative process, Tyco International will likely contest certain adjustments related to disallowed deductions through litigation. While we believe that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a significant effect on our consolidated financial statements.

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

Each reporting period, we evaluate the potential loss which we believe is probable as a result of our commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on our balance sheet, an adjustment will be required to increase the recorded liability to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon release from our obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. Current and non-current liabilities totaling $626 million and $660 million relating to these guarantees were included on our consolidated balance sheet at March 30, 2012 and September 30, 2011, respectively.

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

In connection with the sale of our Specialty Chemicals business, we provided the purchaser with an indemnification for various risks, including environmental, health, safety, tax and other matters, some of which have an indefinite term. However, the most significant portion of this indemnification relates to environmental, health and safety matters, which has a term of 17 years. A liability of $22 million relating to this indemnification was included on our consolidated balance sheet at both March 30, 2012 and September 30, 2011. The value of the environmental, health and safety guarantee was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. The maximum future payments we could be required to make under the indemnification provided to the purchaser is $79 million. In addition, we were required to pay $30 million into an escrow account as collateral, of which $27 million remained in other assets on the consolidated balance sheet at March 30, 2012.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued an amendment to the requirements for presentation of comprehensive income. Under this amendment, we can elect to present items of net income and other comprehensive income in a single continuous statement or in two separate, but consecutive, statements. We are required to comply with this new requirement beginning in the first quarter of fiscal 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on form 10-K for the fiscal year ended September 30, 2011. There were no material developments during the quarter ended March 30, 2012 related to previously described legal proceedings.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
12/31/11 – 01/27/12	—	$—	—	$1,800,416,161
01/28/12 – 03/02/12	2,868,500	$52.29	2,868,500	$1,650,419,804
03/03/12 – 03/30/12	—	$—	—	$1,650,419,804

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following materials from the Covidien plc Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Date: May 4, 2012