Form 10-Q
period 2012-06-29
Covidien plc
filed 2012-08-07
CIK 1385187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
001-33259
(Commission File Number)
 _________________________________
COVIDIEN PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)
 _________________________________

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
The number of ordinary shares outstanding as of July 30, 2012 was 480,096,760.

COVIDIEN PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF INCOME
Quarters and Nine Months Ended June 29, 2012 and June 24, 2011
(in millions, except per share data)

	Quarter Ended		Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Net sales	$3,007	$2,926	$8,851	$8,496
Cost of goods sold	1,268	1,255	3,705	3,658
Gross profit	1,739	1,671	5,146	4,838
Selling, general and administrative expenses	936	886	2,757	2,600
Research and development expenses	159	138	470	387
Restructuring charges, net	27	32	57	83
Shareholder settlement income	—	—	—	(11)
Operating income	617	615	1,862	1,779
Interest expense	(53)	(51)	(155)	(153)
Interest income	1	6	13	17
Other income (expense), net	12	(12)	18	—
Income from continuing operations before income taxes	577	558	1,738	1,643
Income tax expense	124	26	300	220
Income from continuing operations	453	532	1,438	1,423
Income (loss) from discontinued operations, net of income taxes	—	3	6	(6)
Net income	$453	$535	$1,444	$1,417

Basic earnings per share:
Income from continuing operations	$0.94	$1.08	$2.98	$2.88
Income (loss) from discontinued operations	—	0.01	0.01	(0.01)
Net income	0.94	1.08	3.00	2.86
Diluted earnings per share:
Income from continuing operations	$0.93	$1.06	$2.95	$2.85
Income (loss) from discontinued operations	—	0.01	0.01	(0.01)
Net income	0.93	1.07	2.97	2.84
Weighted-average number of shares outstanding:
Basic	481	495	482	495
Diluted	486	500	487	499
Cash dividends declared per ordinary share	$—	$—	$0.45	$0.40

See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED BALANCE SHEETS
At June 29, 2012 and September 30, 2011
(in millions, except share data)

	June 29, 2012	September 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$1,935	$1,503
Accounts receivable trade, less allowance for doubtful accounts of $42 and $39	1,662	1,744
Inventories	1,723	1,513
Prepaid expenses and other current assets	938	1,013
Total current assets	6,258	5,773
Property, plant and equipment, net	2,806	2,705
Goodwill	8,486	7,683
Intangible assets, net	3,080	2,764
Due from former parent and affiliate	595	583
Other assets	889	866
Total Assets	$22,114	$20,374

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$511	$11
Accounts payable	596	576
Accrued and other current liabilities	1,408	1,611
Income taxes payable	51	97
Guaranteed contingent tax liabilities	30	105
Total current liabilities	2,596	2,400
Long-term debt	4,574	4,197
Income taxes payable	1,675	1,629
Guaranteed contingent tax liabilities	583	555
Other liabilities	1,974	1,776
Total Liabilities	11,402	10,557
Commitments and contingencies (note 15)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 518,421,995 and 513,786,482 issued	104	103
Ordinary shares held in treasury at cost; 39,164,281 and 31,828,437	(1,821)	(1,436)
Additional paid-in capital	7,063	6,844
Retained earnings	5,135	3,908
Accumulated other comprehensive income	231	398
Total Shareholders’ Equity	10,712	9,817
Total Liabilities and Shareholders’ Equity	$22,114	$20,374

See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 29, 2012 and June 24, 2011
(in millions)

	Nine Months Ended
	June 29, 2012	June 24, 2011
Cash Flows From Operating Activities:
Net income	$1,444	$1,417
(Income) loss from discontinued operations, net of income taxes	(6)	6
Income from continuing operations	1,438	1,423
Adjustments to reconcile net cash provided by continuing operating activities:
Depreciation and amortization	463	440
Share-based compensation	65	79
Deferred income taxes	(69)	36
Provision for losses on accounts receivable and inventory	31	54
Other non-cash items	13	16
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	35	(84)
Inventories	(208)	(175)
Accounts payable	13	9
Income taxes	131	(60)
Accrued and other liabilities	(235)	(90)
Other	(40)	(39)
Net cash provided by operating activities	1,637	1,609
Cash Flows From Investing Activities:
Capital expenditures	(378)	(303)
Acquisition-related payments, net of cash acquired	(1,063)	(13)
Acquisition of licenses and technology	(26)	(4)
Sale of investments	7	14
Other	(2)	(9)
Net cash used in investing activities	(1,462)	(315)
Cash Flows From Financing Activities:
Net issuance (repayment) of commercial paper	136	(307)
Issuance of debt	1,240	—
Repayment of debt	(552)	(254)
Dividends paid	(326)	(297)
Repurchase of shares	(385)	(378)
Proceeds from exercise of share options	143	164
Payment of contingent consideration	—	(71)
Other	14	13
Net cash provided by (used in) financing activities	270	(1,130)
Effect of currency rate changes on cash	(13)	26
Net increase in cash and cash equivalents	432	190
Cash and cash equivalents at beginning of period	1,503	1,565
Cash and cash equivalents at end of period	$1,935	$1,755
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

Recently Adopted Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (FASB) updated the accounting guidance related to fair value measurements. This amendment results in convergence of fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (IFRS). The Company adopted this amendment in the second quarter of fiscal 2012. The required disclosures regarding fair value measurements are presented in note 13.

2. Acquisitions and License Agreement

Oridion Systems Ltd.—On June 26, 2012, the Company's Medical Devices segment acquired Oridion Systems Ltd. (Oridion), a developer of patient monitoring systems, for $327 million in cash, net of cash acquired of $10 million. The acquisition of Oridion complements the Company's existing product portfolio of pulse oximeters and monitoring products.

superDimension, Ltd.—On May 15, 2012, the Company's Medical Devices segment acquired superDimension, Ltd., a developer of minimally invasive interventional pulmonology devices, for total consideration of $286 million. The total consideration was comprised of an upfront cash payment of $243 million, net of cash acquired of $8 million, debt assumed of $21 million, which was subsequently repaid, and the fair value of contingent consideration of $22 million. Note 13 provides additional information regarding the contingent consideration. The acquisition of superDimension will allow the Company to deliver more comprehensive solutions in the evaluation and treatment of lung disease.

Newport Medical Instruments, Inc.—On May 1, 2012, the Company's Medical Devices segment acquired Newport Medical Instruments, Inc. (Newport Medical), a designer and manufacturer of ventilators, for total consideration of $101 million. The total consideration was comprised of $92 million in cash, net of cash acquired of $2 million, and $9 million of debt assumed, which was subsequently repaid. The acquisition of Newport Medical complements the Company's existing portfolio of acute care and home care ventilation solutions and broadens the Company's ventilation platforms.

Maya Medical—On April 20, 2012, the Company's Medical Devices segment acquired Maya Medical, a developer of a treatment for hypertension, for total consideration of $106 million. The total consideration was comprised of an upfront cash payment of $49 million, debt assumed of $10 million, which was subsequently repaid, and the fair value of contingent consideration of $47 million. Note 13 provides additional information regarding the contingent consideration. The acquisition of Maya Medical expands the Company's ability to treat vascular diseases by allowing it to enter the hypertension market.

BÂRRX Medical, Inc.—On January 5, 2012, the Company's Medical Devices segment acquired all of the outstanding equity of BÂRRX Medical, Inc. (BÂRRX), a developer of bipolar radiofrequency ablation devices used in the treatment of Barrett's esophagus syndrome, for total consideration of $393 million. The total purchase consideration was comprised of an upfront cash payment of $322 million, net of cash acquired of $16 million, and the fair value of contingent consideration of $71 million. Note 13 provides additional information regarding the contingent consideration. The acquisition of BÂRRX expands the Company's ability to treat gastrointestinal diseases.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Allocation of Assets Acquired and Liabilities Assumed—The following amounts represent the fair value of the identifiable assets acquired and liabilities assumed:

(Dollars in millions)	Oridion	superDimension	BÂRRX	All Other	Total
Deferred tax assets (current)	$—	$24	$27	$6	$57
Other current assets(1)	63	18	27	33	141
Intangible assets	142	84	139	95	460
Goodwill (non-tax deductible)	178	238	266	149	831
Other assets	7	3	2	8	20
Total assets acquired	390	367	461	291	1,509
Contingent consideration (current)	—	—	46	20	66
Other current liabilities	13	48	6	25	92
Contingent consideration (non-current)	—	22	25	40	87
Deferred tax liabilities (non-current)	38	18	46	23	125
Other liabilities	2	28	—	10	40
Total liabilities assumed	53	116	123	118	410
Net assets acquired	$337	$251	$338	$173	$1,099

(1)
Amounts include $12 million, $5 million, $6 million and $11 million of accounts receivable for Oridion, superDimension, BÂRRX and all other acquisitions, respectively, which are also the gross contractual values. As of each acquisition date, the fair value of accounts receivable approximated carrying value.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted-Average Amortization Period
Oridion
Completed technology	$67	15 years
Customer relationships	75	11 years
	$142	13 years
superDimension
Completed technology	$47	11 years
Customer relationships	26	12 years
In-process research and development	9	Non-Amortizable
Trademarks	2	6 years
	$84	11 years
BÂRRX
Completed technology	$85	15 years
Customer relationships	54	11 years
	$139	13 years
All Other
Completed technology	$85	14 years
Customer relationships	7	7 years
In-process research and development	3	Non-Amortizable
	$95	13 years
Total
Completed technology	$284	14 years
Customer relationships	162	11 years
In-process research and development	12	Non-Amortizable
Trademarks	2	5 years
	$460	13 years

The benefits of adding a key capnography monitoring technology that monitors the adequacy of ventilation to the Company's Oximetry and Monitoring product portfolio contributed to an acquisition price in excess of the fair value of net assets acquired for Oridion, which resulted in the establishment of goodwill. Similarly, the benefits of adding the i·Logic™ System, which facilitates the evaluation of lung lesions, to the Company's endomechanical device product portfolio contributed to an acquisition price in excess of the fair value of net assets acquired for superDimension, which resulted in the establishment of goodwill. Finally, the benefits of adding a clinically proven radiofrequency ablation device to the Company's surgical energy device product portfolio contributed to an acquisition price in excess of the fair value of net assets acquired for BÂRRX, which resulted in the establishment of goodwill. As high growth companies, each of these acquisitions commanded a purchase price premium. The synergies expected to result from combining infrastructures and leveraging operational expenses also contributed to the establishment of goodwill for each of these acquisitions.

As of June 29, 2012, the Company had not yet finalized its valuation for the acquisitions discussed above, primarily with regard to certain deferred tax assets and deferred tax liabilities, the impact of which is not expected to have a material effect on the Company's financial condition.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Results—The amount of net sales and earnings included in the Company's results for the quarter and nine months ended June 29, 2012 for each of the acquisitions discussed above were as follows:

	Quarter Ended	Nine Months Ended
(Dollars in Millions)	June 29, 2012	June 29, 2012
Net Sales
Oridion	$—	$—
superDimension	4	4
BÂRRX	10	18
All other	9	10
	$23	$32

Operating Loss(1)
Oridion	$(5)	$(5)
superDimension	(11)	(11)
BÂRRX	(8)	(16)
All other	(9)	(10)
	$(33)	$(42)

(1)	Amounts include restructuring charges, charges to cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition and transaction costs.

Transaction Costs—The amount of transaction costs included in selling, general and administrative expenses for the quarter and nine months ended June 29, 2012 for each of the acquisitions discussed above were as follows:

	Quarter Ended	Nine Months Ended
(Dollars in Millions)	June 29, 2012	June 29, 2012
Oridion	$4	$4
superDimension	7	7
BÂRRX	4	5
All other	1	2
Total transaction costs	$16	$18

In addition to the above transaction costs, the Company recorded charges to cost of goods sold related to inventory that had been written up to fair value upon acquisition of $3 million and $5 million for the quarter and nine months ended June 29, 2012, respectively.

Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the acquisitions of Oridion, superDimension, Newport Medical, Maya Medical and BÂRRX had been completed as of the beginning of fiscal 2011. The pro forma financial information is based on the historical financial information for Covidien, Oridion, superDimension, Newport Medical, Maya Medical and BÂRRX and reflects the following pro forma adjustments:

•
Elimination of historical amortization expense and depreciation expense for each of the acquired companies and additional amortization and depreciation expense related to the fair value of intangible assets and property, plant and equipment acquired;

•	Adjustments to interest income for cash used to fund the acquisitions;

•
Elimination of direct acquisition transaction costs, restructuring charges and charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition;

•	Elimination of the Company's gain on sale of its 2% non-controlling interest in superDimension;

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Tax impact of all of the above adjustments;

•	Elimination of the historical income tax expense for each of the acquired companies; and

•	Inclusion of income tax expense on the historical results of each of the acquired companies using the respective jurisdictional tax rates.

	Quarter Ended		Nine Months Ended
(Dollars in Millions, Except per Share Data)	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Net sales	$3,028	$2,970	$8,956	$8,621
Income from continuing operations	449	526	1,422	1,403
Net income	449	529	1,428	1,397
Basic earnings per share:
Income from continuing operations	$0.93	$1.06	$2.95	$2.84
Net income	0.93	1.07	2.96	2.82
Diluted earnings per share:
Income from continuing operations	$0.92	$1.05	$2.92	$2.81
Net income	0.92	1.06	2.94	2.80

MindFrame, Inc.—On July 2, 2012, the Company's Medical Devices segment acquired MindFrame, Inc., a designer and manufacturer of devices designed to optimize rapid perfusion and clot removal in the treatment of patients suffering from ischemic stroke, for approximately $75 million in cash. The acquisition of MindFrame broadens the Company's product offerings for the treatment of acute ischemic stroke.

Licensing Agreement—On January 17, 2012, the Company's Medical Devices segment entered into an exclusive licensing agreement which grants Covidien product rights for two medical device patent and product candidates that are designed to remove peripheral artery blockages. This licensing arrangement included an upfront cash payment of $12 million, which was included in research and development expenses. In addition, during the first nine months of fiscal 2012, the Company made a regulatory-related milestone payment of $5 million, which was capitalized as an intangible asset. Covidien may also be required to make additional payments of up to $60 million if certain regulatory and sales milestones are achieved.

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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Medical Devices	$19	$19	$43	$79
Pharmaceuticals	7	—	18	—
Medical Supplies	1	10	3	—
Corporate	2	3	4	4
Restructuring and related charges, net	29	32	68	83
Less: accelerated depreciation	(2)	—	(11)	—
Restructuring charges, net	$27	$32	$57	$83

During the nine months ended June 24, 2011, the Company reversed $10 million of restructuring reserves under the 2009 program, due to the determination that one of the restructuring actions within the Medical Supplies segment was no longer cost effective.

Net restructuring and related charges are comprised of the following:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Acquisition-related restructuring actions(1)	$8	$4	$16	$26
2011 program	21	15	47	15
2009 and 2007 programs	—	13	5	42
Restructuring and related charges, net	29	32	68	83
Less: non-cash charges, including accelerated depreciation	(4)	(2)	(14)	(4)
Total charges expected to be settled in cash	$25	$30	$54	$79

(1) For the quarter and nine months ended June 29, 2012, approximately $4 million of restructuring charges related to fiscal 2012 acquisitions. All other charges related to fiscal 2010 acquisitions.

The following table summarizes cash activity for restructuring reserves related to acquisitions for the nine months ended June 29, 2012:

(Dollars in Millions)	Employee Severance and Benefits	Other	Total
Balance at September 30, 2011	$10	$2	$12
Charges	8	8	16
Changes in estimate	(1)	—	(1)
Cash payments	(6)	(2)	(8)
Balance at June 29, 2012	$11	$8	$19

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes cash activity for restructuring reserves related to the 2011 and prior programs for the nine months ended June 29, 2012, substantially all of which relates to employee severance and benefits:

(Dollars in Millions)	2011 Program	2009 and 2007 Programs	Total
Balance at September 30, 2011	$45	$52	$97
Charges	40	2	42
Changes in estimate	(1)	(2)	(3)
Cash payments	(28)	(16)	(44)
Currency translation	(2)	—	(2)
Balance at June 29, 2012	$54	$36	$90

Net restructuring and related charges, including associated asset impairments, incurred cumulative to date related to the 2011 program is as follows:

(Dollars in Millions)	2011 Program
Medical Devices	$61
Pharmaceuticals	26
Corporate	11
Total	$98

Restructuring reserves are reported on the Company’s consolidated balance sheets as follows:

(Dollars in Millions)	June 29, 2012	September 30, 2011
Accrued and other current liabilities	$68	$66
Other liabilities	41	43
Restructuring reserves	$109	$109

4. Other Income (Expense), Net

Other income (expense), net was comprised of the following:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Income (loss) under Tax Sharing Agreement (note 14)	$16	$(13)	$23	$7
Loss on early retirement of debt (note 9)	(9)	—	(9)	—
Gain (loss) on investments, net	5	1	4	(7)
Other income (expense), net	$12	$(12)	$18	$—

Income (loss) under Tax Sharing Agreement represents the increase or decrease to the receivable from Tyco International Ltd. and TE Connectivity Ltd. These amounts reflect 58% of the interest and other income taxes payable amounts recorded and/or released during each period that are subject to the Tax Sharing Agreement.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Earnings Per Share

The weighted-average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

	Quarter Ended		Nine Months Ended
(in Millions)	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Basic shares	481	495	482	495
Effect of share options and restricted shares	5	5	5	4
Diluted shares	486	500	487	499

The computation of diluted earnings per share for the quarter and nine months ended June 29, 2012, excludes less than 1 million and approximately 4 million shares, respectively, of options and restricted share awards because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met. For the quarter and nine months ended June 24, 2011, the computation of diluted earnings per share excludes approximately 2 million and 7 million shares, respectively, of options and restricted share awards because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met.

6. Comprehensive Income

Comprehensive income was comprised of the following:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Net income	$453	$535	$1,444	$1,417
Currency translation	(134)	53	(172)	174
Unrealized gain on derivatives, net of income taxes	3	1	4	5
Change related to benefit plans, net of income taxes	—	(1)	1	(5)
Total comprehensive income	$322	$588	$1,277	$1,591

7. Inventories

Inventories were comprised of the following at the end of each period:

(Dollars in Millions)	June 29, 2012	September 30, 2011
Purchased materials and manufactured parts	$365	$316
Work in process	369	310
Finished goods	989	887
Inventories	$1,723	$1,513

8. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(Dollars in Millions)	Medical Devices	Pharmaceuticals	Medical Supplies	Total
Goodwill at September 30, 2011	$6,786	$508	$389	$7,683
Acquisitions	831	—	—	831
Currency translation	(28)	—	—	(28)
Goodwill at June 29, 2012	$7,589	$508	$389	$8,486

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	June 29, 2012		September 30, 2011
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,516	$860	$2,208	$761
Customer relationships	959	139	801	108
Licenses	219	84	216	74
Trademarks	68	33	68	31
Other	55	26	45	26
Total	$3,817	$1,142	$3,338	$1,000
Non-Amortizable:
Trademarks	$353		$357
In-process research and development	52		69
Total	$405		$426

Intangible asset amortization expense for the quarter ended June 29, 2012 and June 24, 2011 was $57 million and $51 million, respectively. Intangible asset amortization for the nine months ended June 29, 2012 and June 24, 2011 was $162 million and $150 million, respectively. Annual amortization expense is expected to be as follows:

(Dollars in Millions)
Fiscal 2012	$239
Fiscal 2013	244
Fiscal 2014	242
Fiscal 2015	241
Fiscal 2016	236

9. Debt

On May 22, 2012, Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary of the Company, issued $600 million aggregate principal amount of 1.35% senior notes due May 2015 and $650 million aggregate principal amount of 3.20% senior notes due June 2022. The notes are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd. The net proceeds of $1.24 billion were used to fund the redemption of its $500 million 5.45% senior notes due October 2012 and for general corporate purposes. In connection with the redemption of the senior notes, the Company recorded a $9 million loss on early retirement of debt in other income (expense), net during both the quarter and nine months ended June 29, 2012.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Retirement Plans

The net periodic benefit cost for the Company’s defined benefit pension plans was as follows:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Service cost	$6	$5	$16	$16
Interest cost	10	11	31	33
Expected return on plan assets	(11)	(10)	(32)	(32)
Amortization of net actuarial loss	7	6	19	18
Settlements and curtailments	—	1	—	9
Net periodic benefit cost	$12	$13	$34	$44

The net periodic benefit cost for postretirement benefit plans for the quarter and nine months ended June 29, 2012 and June 24, 2011 was not material.

11. Guarantees

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

In connection with the sale of the Specialty Chemicals business, the Company provided the purchaser with an indemnification for various risks, including environmental, health, safety, tax and other matters, some of which have an indefinite term. However, the most significant portion of this indemnification relates to environmental, health and safety matters, which has a term of 17 years. A liability of $22 million relating to this indemnification was included on the Company’s consolidated balance sheet at both June 29, 2012 and September 30, 2011. The value of the environmental, health and safety guarantee was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. The maximum future payments the Company could be required to make under the indemnification provided to the purchaser is $79 million. In addition, the Company was required to pay $30 million into an escrow account as collateral, of which $26 million remained in other assets on the consolidated balance sheet at June 29, 2012.

The Company has recorded liabilities for known indemnifications included as part of environmental liabilities, which are discussed in note 15. In addition, the Company is liable for product performance; however in the opinion of management, such obligations will not significantly affect the Company’s results of operations, financial condition or cash flows.

Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, the Company entered into certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, which are discussed in note 14.

12. Derivative Instruments

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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Interest Rate Exposure

Cash Flow Hedges—During fiscal 2007, CIFSA entered into a series of forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of fixed rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated in fiscal 2007 and fiscal 2008 prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective, accordingly, the loss that resulted upon termination of the rate locks was recorded in accumulated other comprehensive income and is being amortized to interest expense over the terms of the notes. As of June 29, 2012 and September 30, 2011, the amount of this loss that remained in accumulated other comprehensive income was $40 million and $45 million, respectively.

Foreign Exchange Exposure

Derivatives not Designated as Hedging Instruments—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro and yen, as well as over 20 other currencies. The Company generally manages its exposure for forecasted transactions for the upcoming 12 months. All forward and option contracts are recorded on the consolidated balance sheet at fair value. At June 29, 2012, the Company had foreign currency forward and option contracts outstanding with a notional amount of $837 million. These contracts do not meet the necessary criteria to qualify for hedge accounting. Accordingly, all associated changes in fair value are recognized in earnings.

The location and amount of the net gain (loss) on foreign exchange forward and option contracts not designated as hedging instruments and related hedged items were as follows:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Cost of goods sold	$3	$(6)	$9	$(16)
Selling, general and administrative expenses	4	(7)	(3)	(12)
Total	$7	$(13)	$6	$(28)

Fair Value of Derivative Instruments

The fair value of foreign exchange forward and option contracts not designated as hedging instruments are included in the following consolidated balance sheet captions in the amounts shown:

(Dollars in Millions)	June 29, 2012	September 30, 2011
Derivative Assets:
Prepaid expenses and other current assets	$32	$40
Accrued and other current liabilities	2	1
	$34	$41
Derivative Liabilities:
Prepaid expenses and other current assets	$5	$5
Accrued and other current liabilities	12	24
	$17	$29

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Financial Instruments and Fair Value Measurements

Fair value is defined as the exit price that would be received from the sale of an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The fair value guidance establishes a three-level hierarchy, which maximizes the use of observable inputs and minimizes the use of unobservable inputs used in measuring fair value. The levels within the hierarchy are as follows:

Level 1—observable inputs such as quoted prices in active markets for identical assets or liabilities

Level 2—significant other observable inputs that are observable either directly or indirectly

Level 3—significant unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at June 29, 2012 and September 30, 2011:

		Basis of Fair Value Measurement
(Dollars in Millions)	June 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency contracts	$34	$—	$34	$—
Debt and equity securities held in rabbi trust	34	18	16	—
Total assets at fair value	$68	$18	$50	$—
Liabilities:
Foreign currency contracts	$17	$—	$17	$—
Deferred compensation liabilities	94	—	94	—
Contingent consideration	158	—	—	158
Total liabilities at fair value	$269	$—	$111	$158

		Basis of Fair Value Measurement
(Dollars in Millions)	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency contracts	$41	$—	$41	$—
Debt and equity securities held in rabbi trust	33	15	18	—
Total assets at fair value	$74	$15	$59	$—
Liabilities:
Foreign currency contracts	$29	$—	$29	$—
Deferred compensation liabilities	93	—	93	—
Total liabilities at fair value	$122	$—	$122	$—

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Debt and equity securities held in rabbi trust—Debt securities held in the rabbi trust primarily consist of U.S. government and agency securities and corporate bonds. Where quoted prices are available in an active market, the investments are classified as level 1. When quoted market prices for a security are not available in an active market, they are classified as level 2. Equity securities held in the rabbi trust primarily consist of U.S. common stocks, which are valued using quoted market prices reported on nationally recognized securities exchanges.

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

Contingent consideration—During the third quarter of fiscal 2012, the Company recorded contingent consideration of $47 million upon the acquisition of Maya Medical. This contingent consideration, which could total a maximum of $170 million, consists of $70 million in milestone payments related to the commercialization of a radiofrequency energy-based renal denervation device (RF Device) and $100 million in milestone payments related to a device that delivers a chemical agent to cause renal denervation (Drug Device), both of which are for the treatment of hypertension.
The milestone payments related to the RF Device consist of $20 million for the first commercial sale of the product outside of the United States and $20 million for the successful completion of a post-market clinical trial. The Company recorded contingent consideration of $20 million and $17 million related to the first commercial sale and successful completion of the post-market clinical trial within the required timeframes, respectively. In addition, the Company may be obligated to pay up to a maximum of $30 million based on the achievement of sales targets. The Company has recorded contingent consideration of $8 million related to these sales targets.
The milestone payments related to the Drug Device consist of $25 million for the successful completion of a pre-clinical trial study, $25 million for the successful completion of a clinical trial and $10 million for the first commercial sale of the product outside of the United States. The Company applied probability rates of 5% or less to each of these milestones and accordingly, the value of this contingent consideration is insignificant. In addition, the Company may be obligated to pay up to a maximum of $40 million based on the achievement of sales targets. The Company has assigned no value to this contingent consideration.
During the third quarter of fiscal 2012, the Company recorded contingent consideration of $22 million upon the acquisition of superDimension. This contingent consideration, which could total a maximum of $50 million, is based on the achievement of sales targets.

During the nine months ended June 29, 2012, the Company recorded contingent consideration of $71 million upon the acquisition of BÂRRX and an additional $4 million upon the achievement of health insurance coverage targets for procedures utilizing BÂRRX devices.

In addition, during the nine months ended June 29, 2012, the Company recorded contingent consideration of $13 million upon the acquisition of another business. This contingent consideration, which could total $20 million, is based on the achievement of sales targets.

The fair values of contingent consideration are based on significant unobservable inputs, including management estimates and assumptions, and were measured based on the probability-weighted present value of the payments expected to be made. Accordingly, the fair values of contingent consideration have been classified as level 3 within the fair value hierarchy. These liabilities will be re-measured each reporting period and changes in the fair values will be included in the consolidated statements of income. Following is a reconciliation of changes in the fair value of contingent consideration for both the quarter and nine months ended June 29, 2012:

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarter Ended	Nine Months Ended
(Dollars in Millions)	June 29, 2012	June 29, 2012
Balance at beginning of period	$85	$—
Fair value of acquired liabilities	69	153
Changes in fair value	4	5
Fair value at June 29, 2012	$158	$158

Financial Instruments Not Measured at Fair Value

The fair value of cash and cash equivalents approximate carrying value since cash equivalents consist of liquid investments with a maturity of three months or less (level 1). The fair value of restricted cash is equivalent to its carrying value of $52 million and $60 million as of June 29, 2012 and September 30, 2011, respectively (level 1). The Company’s life insurance contracts are carried at cash surrender value (level 3). The fair value of these contracts approximates the carrying value of $87 million and $88 million at June 29, 2012 and September 30, 2011, respectively. The fair value of long-term debt, including both current and non-current maturities, is based upon quoted prices in active markets for similar instruments (level 2) and was approximately $5.764 billion and $4.781 billion at June 29, 2012 and September 30, 2011, respectively. It is not practicable to estimate the fair value of the Company’s guaranteed contingent tax liability and the related amounts due to or from former parent and affiliate.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, derivative financial instruments and accounts receivable. The Company invests its excess cash in deposits or money market funds and diversifies the concentration of cash among different financial institutions that have at least an A credit rating. Counterparties to the Company’s derivative financial instruments are limited to major financial institutions with at least a Moody’s and Standard & Poor’s long-term debt rating of A/A2. While the Company does not require collateral or other security to be furnished by the counterparties to its derivative financial instruments, it minimizes exposure to credit risk by dealing with a diversified group of major financial institutions and actively monitoring outstanding positions.

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

The Company routinely evaluates all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries’ healthcare systems continue to deteriorate such that their ability to make payments is uncertain, charges may be required in future periods.

The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts in Spain, Italy and Portugal and as a percent of the Company’s total accounts receivable at the end of each period are as follows:

(Dollars in Millions)	June 29, 2012	September 30, 2011
Accounts receivable, net in Spain, Italy and Portugal	$410	$563
Percentage of total accounts receivable, net	25%	32%

Net sales to customers in Spain, Italy and Portugal totaled $168 million and $201 million during the quarters ended June 29, 2012 and June 24, 2011, respectively. Net sales to customers in Spain, Italy and Portugal totaled $504 million and $556 million during the nine months ended June 29, 2012 and June 24, 2011, respectively. At the end of June 2012, the Company collected $248 million from the Spanish government, which related to 2011 and prior invoices.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Transactions with Former Parent and Affiliate

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

At June 29, 2012, the Company is the primary obligor to the taxing authorities for $1.707 billion of contingent tax liabilities that are recorded on the consolidated balance sheet, of which $1.124 billion relates to periods prior to the separation and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. At September 30, 2011, the Company was the primary obligor to the taxing authorities for $1.631 billion of contingent tax liabilities that were recorded on the consolidated balance sheet.

Income Tax Receivables—The Company has a current and non-current receivable from Tyco International and TE Connectivity totaling $602 million and $587 million at June 29, 2012 and September 30, 2011, respectively. These receivables, which reflect 58% of the contingent tax liabilities that are subject to the Tax Sharing Agreement, are classified as due from former parent and affiliate on the consolidated balance sheets. Adjustments to these receivables are recorded in other income. During the first nine months of fiscal 2012, the Company received a net reimbursement payment totaling $11 million from Tyco International and TE Connectivity.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guaranteed Contingent Tax Liabilities—The Company has certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, primarily related to certain contingent tax liabilities. Current and non-current liabilities totaling $613 million and $660 million related to these guarantees were included on the Company’s consolidated balance sheets at June 29, 2012 and September 30, 2011, respectively. During the first nine months of fiscal 2012, the Company made payments totaling $45 million to Tyco International and TE Connectivity, which represents the 42% reimbursement required pursuant to the Tax Sharing Agreement for applicable tax and interest payments made by Tyco International and TE Connectivity.

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

Products Liability Litigation—The Company currently is involved in litigation in various state and federal courts against manufacturers of transvaginal pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of the Company have supplied pelvic mesh product to one of the manufacturers named in the litigation and the Company is indemnifying that manufacturer on certain claims. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. As of June 29, 2012, there were approximately 520 cases pending believed to involve products manufactured by Company subsidiaries. During fiscal 2011, the Company recorded a charge of $46 million for all known pending and estimated future claims, net of anticipated insurance recoveries. During the first nine months of fiscal 2012, the Company continued to receive claims and used the claims data to update its estimate of future claims. Accordingly, the Company recorded an additional charge of $47 million, which is included in selling, general and administrative expenses. The liability and insurance receivable are included in other liabilities and other assets, respectively, on the consolidated balance sheets. The Company believes that it has adequate amounts recorded relating to these matters based on current information. While the Company believes that the final disposition of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims.

Asbestos Matters—Mallinckrodt Inc. is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims, based principally on allegations of past distribution of products incorporating asbestos. A very limited number of the cases allege premises liability, based on claims that individuals were exposed to asbestos while on Mallinckrodt’s property. Each case typically names dozens of corporate defendants in addition to Mallinckrodt. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos.

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of June 29, 2012, there were approximately 11,800 asbestos liability cases pending against Mallinckrodt.

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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and anticipated future claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on its results of operations, financial condition or cash flows.

Environmental Proceedings—The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 29, 2012, the Company concluded that it was probable that it would incur remedial costs in the range of $168 million to $285 million. As of June 29, 2012, the Company concluded that the best estimate within this range was $168 million, of which $19 million was included in accrued and other current liabilities and $149 million was included in other liabilities on the consolidated balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

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

As of June 29, 2012, the Company estimates that the cost to comply with these proposed remediation alternatives at this site ranges from $92 million to $166 million. These amounts are included in the range of aggregate environmental remediation costs described above. However, there are still significant uncertainties in the outcome of the pending litigation, and the Company continues to disagree with the level of remediation outlined in the Maine Board’s final order.

The Company has also recorded asset retirement obligations (AROs) for the estimated future costs primarily associated with legal obligations to decommission two facilities within the Pharmaceuticals segment. At both June 29, 2012 and September 30, 2011, the Company’s AROs were $53 million. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

Other Matters—The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations, financial condition or cash flows.

Tyco International Legal Proceedings—As discussed in note 14, pursuant to the Separation and Distribution Agreement, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities, including potential liabilities related to certain of Tyco International’s outstanding litigation matters. As of June 24, 2011, there were no remaining securities lawsuits outstanding. Accordingly, during the first nine months of fiscal 2011, the Company recorded income of $11 million related to the reversal of its portion of the remaining reserves that had previously been established.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Compliance Matters—Prior to the separation from Tyco International, Tyco International received and responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including subsidiaries which are now part of the Company. During 2005, Tyco International reported to the U.S. Department of Justice (DOJ) and the U.S. Securities and Exchange Commission (SEC) the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act (FCPA), that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. The Company has continued to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. To date, the baseline review and other compliance reviews have revealed that some past business practices may not comply with Covidien and FCPA requirements. The Company believes that it has adequate amounts recorded related to these matters, the amount of which is not significant.

Income Taxes—The income tax returns of the Company and its subsidiaries are periodically examined by various tax authorities. The U.S. Internal Revenue Service (IRS) continues to audit the Company’s U.S. federal income tax returns for the years 2008 and 2009. Open periods for examination also include certain periods during which the Company was a subsidiary of Tyco International. The resolution of these matters is subject to the conditions set forth in the Tax Sharing Agreement. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation. The Company has potential liabilities related to these income tax returns and has included its best estimate of potential liabilities for these years within the current and non-current income taxes payable. With respect to these potential income tax liabilities from all of these years, Covidien believes that the amounts recorded in its consolidated financial statements as current or non-current income taxes payable are adequate.

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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Segment Data

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

Selected information by business segment is as follows:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Net sales(1) :
Medical Devices	$2,063	$1,985	$6,051	$5,739
Pharmaceuticals	501	500	1,499	1,460
Medical Supplies	443	441	1,301	1,297
	$3,007	$2,926	$8,851	$8,496
Operating income:
Medical Devices	$640	$613	$1,902	$1,777
Pharmaceuticals	88	80	263	237
Medical Supplies	52	59	154	181
Operating income of reportable segments	780	752	2,319	2,195
Unallocated amounts:
Corporate expenses	(104)	(105)	(286)	(312)
Legal charges (note 15)	—	—	(47)	—
Restructuring and related charges, net (note 3)	(29)	(32)	(68)	(83)
Separation costs(2)	(11)	—	(21)	—
Charges associated with acquisitions and licensing arrangement(3)	(19)	—	(35)	(32)
Shareholder settlement income	—	—	—	11
Consolidated operating income	$617	$615	$1,862	$1,779

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.

(2)	Amounts represent costs incurred related to the separation of the Company’s Pharmaceuticals segment, which are included in selling, general and administrative expenses.

(3)
Note 2 provides information regarding current period amounts. Prior year amount represent charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Covidien International Finance S.A.

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

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended June 29, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$3,007	$—	$3,007
Cost of goods sold	—	—	—	1,268	—	1,268
Gross profit	—	—	—	1,739	—	1,739
Selling, general and administrative expenses	26	—	1	909	—	936
Research and development expenses	—	—	—	159	—	159
Restructuring charges, net	—	—	—	27	—	27
Operating (loss) income	(26)	—	(1)	644	—	617
Interest expense	—	—	(53)	—	—	(53)
Interest income	—	—	—	1	—	1
Other (expense) income, net	—	—	(9)	21	—	12
Equity in net income of subsidiaries	474	476	375	—	(1,325)	—
Intercompany interest and fees	4	(2)	164	(166)	—	—
Income before income taxes	452	474	476	500	(1,325)	577
Income tax (benefit) expense	(1)	—	—	125	—	124
Net income	453	474	476	375	(1,325)	453
Currency translation	—	—	—	(134)	—	(134)
Unrealized gain on derivatives, net of income taxes	—	—	2	1	—	3
Total comprehensive income	$453	$474	$478	$242	$(1,325)	$322

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended June 24, 2011
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,926	$—	$2,926
Cost of goods sold	—	—	—	1,255	—	1,255
Gross profit	—	—	—	1,671	—	1,671
Selling, general and administrative expenses	4	—	1	881	—	886
Research and development expenses	—	—	—	138	—	138
Restructuring charges, net	—	—	—	32	—	32
Operating (loss) income	(4)	—	(1)	620	—	615
Interest expense	—	—	(50)	(1)	—	(51)
Interest income	—	—	—	6	—	6
Other expense, net	—	—	—	(12)	—	(12)
Equity in net income of subsidiaries	519	521	413	—	(1,453)	—
Intercompany interest and fees	18	(2)	159	(175)	—	—
Income from continuing operations before income taxes	533	519	521	438	(1,453)	558
Income tax (benefit) expense	(2)	—	—	28	—	26
Income from continuing operations	535	519	521	410	(1,453)	532
Income from discontinued operations, net of income taxes	—	—	—	3	—	3
Net income	535	519	521	413	(1,453)	535
Currency translation	—	—	—	53	—	53
Unrealized gain on derivatives, net of income taxes	—	—	1	—	—	1
Change related to benefit plans, net of income taxes	—	—	—	(1)	—	(1)
Total comprehensive income	$535	$519	$522	$465	$(1,453)	$588

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Nine Months Ended June 29, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments		Total
Net sales	$—	$—	$—	$8,851	$—		$8,851
Cost of goods sold	—	—	—	3,705	—		3,705
Gross profit	—	—	—	5,146	—		5,146
Selling, general and administrative expenses	74	—	2	2,681	—		2,757
Research and development expenses	—	—	—	470	—		470
Restructuring charges, net	—	—	—	57	—		57
Operating (loss) income	(74)	—	(2)	1,938	—		1,862
Interest expense	—	—	(156)	1	—		(155)
Interest income	—	—	—	13	—		13
Other (expense) income, net	—	—	(9)	27	—		18
Equity in net income of subsidiaries	1,572	1,577	1,255	—	(4,404)		—
Intercompany interest and fees	(59)	(5)	489	(425)	—		—
Income from continuing operations before income taxes	1,439	1,572	1,577	1,554	(4,404)		1,738
Income tax (benefit) expense	(5)	—	—	305	—		300
Income from continuing operations	1,444	1,572	1,577	1,249	(4,404)		1,438
Income from discontinued operations, net of income taxes	—	—	—	6	—	—	6
Net income	1,444	1,572	1,577	1,255	(4,404)		1,444
Currency translation	—	—	—	(172)	—		(172)
Unrealized gain on derivatives, net of income taxes	—	—	4	—	—		4
Change related to benefit plans, net of income taxes	—	—	—	1	—		1
Total comprehensive income	$1,444	$1,572	$1,581	$1,084	$(4,404)		$1,277

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Nine Months Ended June 24, 2011
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$8,496	$—	$8,496
Cost of goods sold	—	—	—	3,658	—	3,658
Gross profit	—	—	—	4,838	—	4,838
Selling, general and administrative expenses	11	—	2	2,587	—	2,600
Research and development expenses	—	—	—	387	—	387
Restructuring charges, net	—	—	—	83	—	83
Shareholder settlement income	—	—	—	(11)	—	(11)
Operating (loss) income	(11)	—	(2)	1,792	—	1,779
Interest expense	—	—	(154)	1	—	(153)
Interest income	—	—	—	17	—	17
Equity in net income of subsidiaries	1,460	1,464	1,145	—	(4,069)	—
Intercompany interest and fees	(43)	(4)	475	(428)	—	—
Income from continuing operations before income taxes	1,406	1,460	1,464	1,382	(4,069)	1,643
Income tax (benefit) expense	(11)	—	—	231	—	220
Income from continuing operations	1,417	1,460	1,464	1,151	(4,069)	1,423
Loss from discontinued operations, net of income taxes	—	—	—	(6)	—	(6)
Net income	1,417	1,460	1,464	1,145	(4,069)	1,417
Currency translation	—	—	—	174	—	174
Unrealized gain on derivatives, net of income taxes	—	—	3	2	—	5
Change related to benefit plans, net of income taxes	—	—	—	(5)	—	(5)
Total comprehensive income	$1,417	$1,460	$1,467	$1,316	$(4,069)	$1,591

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 CONDENSED CONSOLIDATING BALANCE SHEET
At June 29, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$351	$1,584	$—	$1,935
Accounts receivable trade, net	—	—	—	1,662	—	1,662
Inventories	—	—	—	1,723	—	1,723
Intercompany receivable	23	51	—	19	(93)	—
Prepaid expenses and other current assets	1	—	1	936	—	938
Total current assets	24	51	352	5,924	(93)	6,258
Property, plant and equipment, net	2	—	—	2,804	—	2,806
Goodwill	—	—	—	8,486	—	8,486
Intangible assets, net	—	—	—	3,080	—	3,080
Due from former parent and affiliate	—	—	—	595	—	595
Investment in subsidiaries	13,278	13,901	11,356	—	(38,535)	—
Intercompany loans receivable	—	93	12,110	4,898	(17,101)	—
Other assets	—	—	27	862	—	889
Total Assets	$13,304	$14,045	$23,845	$26,649	$(55,729)	$22,114
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$503	$8	$—	$511
Accounts payable	3	—	—	593	—	596
Intercompany payable	19	—	—	74	(93)	—
Accrued and other current liabilities	1	—	32	1,375	—	1,408
Income taxes payable	—	—	—	51	—	51
Guaranteed contingent tax liabilities	—	—	—	30	—	30
Total current liabilities	23	—	535	2,131	(93)	2,596
Long-term debt	—	—	4,511	63	—	4,574
Income taxes payable	—	—	—	1,675	—	1,675
Guaranteed contingent tax liabilities	—	—	—	583	—	583
Intercompany loans payable	2,569	767	4,898	8,867	(17,101)	—
Other liabilities	—	—	—	1,974	—	1,974
Total Liabilities	2,592	767	9,944	15,293	(17,194)	11,402
Shareholders’ Equity	10,712	13,278	13,901	11,356	(38,535)	10,712
Total Liabilities and Shareholders’ Equity	$13,304	$14,045	$23,845	$26,649	$(55,729)	$22,114

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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 29, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(89)	$(184)	$312	$1,598	$—	$1,637
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(378)	—	(378)
Acquisition-related payments, net of cash acquired	—	—	—	(1,063)	—	(1,063)
Acquisition of licenses and technology	—	—	—	(26)	—	(26)
Sale of investments	—	—	—	7	—	7
Net increase in intercompany loans	—	—	(2,078)	—	2,078	—
Increase in investment in subsidiary	—	—	(625)	—	625	—
Other	—	—	—	(2)	—	(2)
Net cash used in investing activities	—	—	(2,703)	(1,462)	2,703	(1,462)
Cash Flows From Financing Activities:
Net issuance of commercial paper	—	—	136	—	—	136
Issuance of debt	—	—	1,240	—	—	1,240
Repayment of debt	—	—	(508)	(44)	—	(552)
Dividends paid	(326)	—	—	—	—	(326)
Repurchase of shares	(385)	—	—	—	—	(385)
Proceeds from exercise of share options	143	—	—	—	—	143
Net intercompany loan borrowings	632	184	—	1,262	(2,078)	—
Intercompany dividend received (paid)	—	—	1,705	(1,705)	—	—
Capital contribution	—	—	—	625	(625)	—
Other	25	—	—	(11)	—	14
Net cash provided by (used in) financing activities	89	184	2,573	127	(2,703)	270
Effect of currency rate changes on cash	—	—	—	(13)	—	(13)
Net increase in cash and cash equivalents	—	—	182	250	—	432
Cash and cash equivalents at beginning of period	—	—	169	1,334	—	1,503
Cash and cash equivalents at end of period	$—	$—	$351	$1,584	$—	$1,935

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 24, 2011
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(23)	$169	$270	$1,193	$—	$1,609
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(303)	—	(303)
Acquisition-related payments	—	—	—	(13)	—	(13)
Acquisition of licenses and technology	—	—	—	(4)	—	(4)
Sale of investments	—	—	—	14	—	14
Net increase in intercompany loans	—	—	(341)	—	341	—
Increase in investment in subsidiary	—	(199)	—	—	199	—
Other	—	—	—	(9)	—	(9)
Net cash used in investing activities	—	(199)	(341)	(315)	540	(315)
Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(307)	—	—	(307)
Repayment of debt	—	—	(250)	(4)	—	(254)
Dividends paid	(297)	—	—	—	—	(297)
Repurchase of shares	(378)	—	—	—	—	(378)
Proceeds from exercise of share options	164	—	—	—	—	164
Payment of contingent consideration	—	—	—	(71)	—	(71)
Net intercompany loan borrowings	487	30	—	(176)	(341)	—
Intercompany dividend received (paid)	—	—	490	(490)	—	—
Capital contribution	—	—	—	199	(199)	—
Other	48	—	—	(35)	—	13
Net cash provided by (used in) financing activities	24	30	(67)	(577)	(540)	(1,130)
Effect of currency rate changes on cash	—	—	—	26	—	26
Net increase (decrease) in cash and cash equivalents	1	—	(138)	327	—	190
Cash and cash equivalents at beginning of period	1	—	399	1,165	—	1,565
Cash and cash equivalents at end of period	$2	$—	$261	$1,492	$—	$1,755

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Separation

In December 2011, we announced a plan to spin off our pharmaceuticals business into a stand-alone public company. We anticipate that the transaction will be in the form of a distribution that will be tax-free to U.S. shareholders of a new publicly traded stock in the new pharmaceuticals company. Completion of the transaction is expected to be subject to certain conditions, including, among others, receipt of regulatory approvals, assurance as to the tax-free status of the spin-off of the pharmaceuticals business to our U.S. shareholders, the effectiveness of a Form 10 registration statement to be filed with the U.S. Securities and Exchange Commission and final approval by our Board of Directors. We currently expect to complete the transaction in June 2013; however, there can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed.

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States. This legislation includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. The legislation also includes a $28 billion fee on the branded pharmaceutical industry over nine years starting in 2011 and a $2.8 billion annual fee on branded pharmaceuticals thereafter. The amount of branded pharmaceutical fee payable by each company is based upon market share. Since our branded pharmaceutical sales currently represent a small portion of the total market, this annual assessment has not had a significant impact on Covidien. The medical devices tax, however, may have a significant impact on our results of operations, the potential impact of which is still being evaluated. U.S. net sales of potentially taxable medical devices represented approximately 30% to 40% of our total net sales in fiscal 2011 and, therefore, this tax burden may have a material, negative impact on our results of operations and our cash flows. In addition to the excise tax and annual fee described above, the new legislation contains numerous other provisions, many of which pertain to health insurance plans, which could adversely impact our financial results in future periods.

Acquisitions

In June 2012, we acquired Oridion Systems Ltd. (Oridion), a developer of patient monitoring systems, for $327 million in cash, net of cash acquired of $10 million. The acquisition of Oridion complements our existing product portfolio of pulse oximeters and monitoring products.

In May 2012, we acquired superDimension, Ltd., a developer of minimally invasive interventional pulmonology devices, for total consideration of $286 million. The total consideration was comprised of an upfront cash payment of $243 million, net of cash acquired of $8 million, debt assumed of $21 million, which was subsequently repaid, and the fair value of contingent consideration of $22 million. The contingent consideration, which could total $50 million, consists of milestone payments related to the achievement of sales targets. The acquisition of superDimension allows us to deliver more comprehensive solutions in the evaluation and treatment of lung disease.

In May 2012, we acquired Newport Medical Instruments, Inc. (Newport Medical), a designer and manufacturer of ventilators, for total consideration of $101 million. The total consideration was comprised of $92 million in cash, net of cash acquired of $2 million, and $9 million of debt assumed, which was subsequently repaid. The acquisition of Newport Medical complements our existing portfolio of acute care and home care ventilation solutions and broadens our ventilation platforms.

In April 2012, we acquired Maya Medical, a developer of a treatment for hypertension, for total consideration of $106 million. The total consideration was comprised of an upfront cash payment of $49 million, debt assumed of $10 million, which was subsequently repaid, and the fair value of contingent consideration of $47 million. The contingent consideration, which could total a maximum of $170 million, consists of $70 million in milestone payments related to the commercialization of a radiofrequency energy-based renal denervation device and $100 million in milestone payments related to a device that delivers a chemical agent to cause renal denervation. The acquisition of Maya Medical expands our ability to treat vascular diseases by allowing us to enter the hypertension market.

In January 2012, we acquired all of the outstanding equity of BÂRRX Medical, Inc. (BÂRRX), a developer of bipolar radiofrequency ablation devices used in the treatment of Barrett's esophagus syndrome, for total consideration of $393 million. The total purchase consideration was comprised of an upfront cash payment of $322 million, net of cash acquired of $16 million, and the fair value of contingent consideration of $71 million. During the quarter ended June 29, 2012, the Company recorded an additional $4 million of contingent consideration upon the achievement of health insurance coverage targets for procedures utilizing BÂRRX devices. The acquisition of BÂRRX expands our ability to treat gastrointestinal diseases.

In July 2012, we acquired MindFrame, Inc., a designer and manufacturer of devices designed to optimize rapid perfusion and clot removal in the treatment of patients suffering from ischemic stroke, for approximately $75 million in cash. The acquisition of MindFrame broadens our product offerings for the treatment of acute ischemic stroke.

Licensing Agreement

In January 2012, our Medical Devices segment entered into an exclusive licensing agreement which grants us product rights for two medical device patent and product candidates that are designed to remove peripheral artery blockages. This licensing arrangement included an upfront cash payment of $12 million, which was included in research and development expenses. In addition, during the first nine months of fiscal 2012, we made a regulatory-related milestone payment of $5 million, which was capitalized as an intangible asset. We may also be required to make additional payments of up to $60 million if certain regulatory and sales milestones are achieved.

Restructuring Initiatives

In fiscal 2011, we launched a restructuring program, designed to improve our cost structure. This program includes actions across all three segments as well as corporate. We expect to incur total charges of approximately $275 million as the specific actions required to execute on these initiatives are identified and approved, most of which are expected to be incurred by the end of fiscal 2014. Savings from this program are estimated to be $175 million to $225 million on an annualized basis once the program is completed. As of June 29, 2012, we had incurred $98 million of net restructuring charges under the 2011 program since its inception.

Results of Operations

Quarter and Nine Months Ended June 29, 2012 and June 24, 2011

The following table presents results of operations, including percentage of net sales:

	Quarter Ended				Nine Months Ended
(Dollars in Millions)	June 29, 2012		June 24, 2011		June 29, 2012		June 24, 2011
Net sales	$3,007	100.0%	$2,926	100.0%	$8,851	100.0%	$8,496	100.0%
Cost of goods sold	1,268	42.2	1,255	42.9	3,705	41.9	3,658	43.1
Gross profit	1,739	57.8	1,671	57.1	5,146	58.1	4,838	56.9
Selling, general and administrative expenses	936	31.1	886	30.3	2,757	31.1	2,600	30.6
Research and development expenses	159	5.3	138	4.7	470	5.3	387	4.6
Restructuring charges, net	27	0.9	32	1.1	57	0.6	83	1.0
Shareholder settlement income	—	—	—	—	—	—	(11)	(0.1)
Operating income	617	20.5	615	21.0	1,862	21.0	1,779	20.9
Interest expense	(53)	(1.8)	(51)	(1.7)	(155)	(1.8)	(153)	(1.8)
Interest income	1	—	6	0.2	13	0.1	17	0.2
Other income (expense), net	12	0.4	(12)	(0.4)	18	0.2	—	—
Income from continuing operations before income taxes	577	19.2	558	19.1	1,738	19.6	1,643	19.3
Income tax expense	124	4.1	26	0.9	300	3.4	220	2.6
Income from continuing operations	453	15.1	532	18.2	1,438	16.2	1,423	16.7
Income (loss) from discontinued operations, net of income taxes	—	—	3	0.1	6	0.1	(6)	(0.1)
Net income	$453	15.1	$535	18.3	$1,444	16.3	$1,417	16.7

Net sales—Our net sales in the third quarter of fiscal 2012 increased $81 million, or 2.8%, to $3.007 billion, compared with $2.926 billion in the third quarter of fiscal 2012. Our net sales for the first nine months of fiscal 2012 increased $355 million, or 4.2%, to $8.851 billion, compared to $8.496 billion in the first nine months of fiscal 2011. The increases in net sales for both periods were driven by sales growth within our Medical Devices segment, partially offset by unfavorable currency exchange rate fluctuations of $89 million and $105 million for the third quarter and first nine months of fiscal 2012, respectively.

Net sales generated by our businesses in the United States were $1.680 billion and $1.580 billion for the third quarter of fiscal 2012 and 2011, respectively, and $4.904 billion and $4.653 billion for the first nine months of fiscal 2012 and 2011, respectively. Our non-U.S. businesses generated net sales of $1.327 billion and $1.346 billion for the third quarter of fiscal 2012 and 2011, respectively, and $3.947 billion and $3.843 billion for the first nine months of fiscal 2012 and 2011, respectively. Our business outside the United States accounted for approximately 44% and 46% of our net sales for the third quarter of fiscal 2012 and 2011, respectively, and 45% for both the first nine months of fiscal 2012 and 2011.

Net sales by geographic area are shown in the following table:

	Quarter Ended		Percentage Change	Currency Impact	Operational Growth(2)
(Dollars in Millions)	June 29, 2012	June 24, 2011
U.S.	$1,680	$1,580	6%	—%	6%
Other Americas	186	191	(3)	(9)	6
Europe	660	721	(8)	(10)	2
Asia-Pacific	481	434	11	—	11
Net Sales(1)	$3,007	$2,926	3	(3)	6

	Nine Months Ended		Percentage Change	Currency Impact	Operational Growth(2)
(Dollars in Millions)	June 29, 2012	June 24, 2011
U.S.	$4,904	$4,653	5%	—%	5%
Other Americas	535	537	—	(5)	5
Europe	2,003	2,048	(2)	(5)	3
Asia-Pacific	1,409	1,258	12	3	9
Net Sales(1)	$8,851	$8,496	4	(1)	5

(1)
Sales to external customers are reflected in the regions based on the reporting entity that records the transaction. U.S. sales include sales of neurovascular and peripheral products exported to customers outside the United States and invoiced in multiple currencies of approximately $80 million and $77 million for the third quarter of fiscal 2012 and 2011, respectively and $234 million and $209 million for the first nine months of fiscal 2012 and 2011, respectively. Accordingly, these U.S. sales are subject to the effects of changes in foreign currency exchange rates.

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

Cost of goods sold—Cost of goods sold was 42.2% and 41.9% of net sales in the third quarter and first nine months of fiscal 2012, respectively, compared to 42.9% and 43.1% of net sales in the third quarter and first nine months of fiscal 2011, respectively. The decreases in cost of goods sold as a percent of net sales for both fiscal 2012 periods were primarily attributable to favorable mix of businesses and manufacturing cost reductions.

Selling, general and administrative expenses—Selling, general and administrative expenses in the third quarter of fiscal 2012 increased $50 million, or 5.6%, to $936 million, compared with the third quarter of fiscal 2011, and increased $157 million, or 6.0%, to $2.757 billion, compared with the first nine months of fiscal 2011. The increases in selling, general and administrative expenses for both fiscal 2012 periods were primarily due to increased selling and marketing expenses resulting from sales force expansion, primarily in the emerging markets. Separation and transaction costs totaling $27 million and $39 million for the third quarter and first nine months of fiscal 2012, respectively, also contributed to the increase in selling, general and administrative expenses for both current year periods. In addition, legal charges of $47 million recorded during the first nine months of fiscal 2012 related to indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh product liability cases contributed to the increase in selling, general and administrative expenses during the first nine months of fiscal 2012. We expect selling, general and administrative expenses to continue to increase as a result of our recent acquisitions, planned sales and marketing investments to drive our future growth, and the medical device excise tax, which becomes effective in January 2013.

Research and development expenses—Research and development expenses increased $21 million, or 15.2%, to $159 million in the third quarter of fiscal 2012, compared with the third quarter of fiscal 2011, and increased $83 million, or 21.4%, to $470 million in the first nine months of fiscal 2012, compared to the first nine months of fiscal 2011. The increases in research and development expenses for both periods primarily resulted from increased spending within our Medical Devices segment to support our growth initiatives. In addition, the first nine months of fiscal 2012 includes a $12 million upfront payment made in connection with a license agreement entered into by our Medical Devices segment. As a percentage of our net sales, research and development expenses was 5.3% for both the third quarter and first nine months of fiscal 2012, compared to 4.7% and 4.6% for the third quarter and first nine months of fiscal 2011, respectively.

Restructuring charges, net—During the third quarter and first nine months of fiscal 2012, we recorded net restructuring and related charges of $29 million and $68 million, respectively, of which charges of $2 million and $11 million, respectively, related to accelerated depreciation and were included in cost of goods sold. The remaining amounts of $27 million and $57 million for the third quarter and first nine months of fiscal 2012, respectively, primarily related to severance and employee benefit costs incurred under our 2011 program.
We recorded net restructuring charges of $32 million and $83 million during the third quarter and first nine months of fiscal 2011, respectively. The charges recorded during the first nine months of fiscal 2011 primarily related to severance and employee benefit costs incurred under our 2009 and 2011 programs and the cancellation of distributor and supplier agreements associated with acquisitions by our Medical Devices segment. In addition, during the first nine months of fiscal 2011, we reversed $16 million of restructuring reserves under our 2009 program, $10 million of which resulted from the determination that one of the restructuring actions within our Medical Supplies segment was no longer cost effective. Additional information regarding our restructuring charges is provided in note 3 to our consolidated financial statements.

Shareholder settlement income—During fiscal 2011, the remaining securities lawsuits were resolved. Accordingly, during the first nine months of fiscal 2011, we recorded income of $11 million related to the reversal of our portion of the remaining reserves that had previously been established.
Operating income—In the third quarter of fiscal 2012, operating income increased $2 million to $617 million, compared with operating income of $615 million in the third quarter of fiscal 2011. The increase in operating income for the third quarter of fiscal 2012 compared with the same prior year period was primarily due to the gross profit resulting from increased sales volume within our Medical Devices segment. This increase to operating income was partially offset by increased selling and marketing expenses resulting from sales force expansion, $30 million of separation and transaction costs incurred during the current quarter and a $21 million increase in research and development expenses.
In the first nine months of fiscal 2012, operating income increased $83 million to $1.862 billion, compared with operating income of $1.779 billion in the first nine months of fiscal 2011. The increase in operating income for the first nine months of fiscal 2012 compared with the same prior year period was primarily due to the gross profit resulting from increased sales volume within our Medical Devices segment. The increase in operating income was partially offset by an $83 million increase in research and development expenses, $47 million of legal charges recorded during the first nine months of fiscal 2012 related to indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh product liability cases and $21 million of separation costs related to the spin-off of our Pharmaceuticals segment.

Analysis of Operating Results by Segment
Net sales by segment are shown in the following table:

	Quarter Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 29, 2012	June 24, 2011
Medical Devices	$2,063	$1,985	4%	(4)%	8%
Pharmaceuticals	501	500	—	(2)	2
Medical Supplies	443	441	—	(2)	2
	$3,007	$2,926	3	(3)	6

	Nine Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 29, 2012	June 24, 2011
Medical Devices	$6,051	$5,739	5%	(2)%	7%
Pharmaceuticals	1,499	1,460	3	(1)	4
Medical Supplies	1,301	1,297	—	(1)	1
	$8,851	$8,496	4	(1)	5

Operating income by segment and as a percentage of segment net sales is shown in the following table:

	Quarter Ended				Nine Months Ended
(Dollars in Millions)	June 29, 2012		June 24, 2011		June 29, 2012		June 24, 2011
Medical Devices	$640	31.0%	$613	30.9%	$1,902	31.4%	$1,777	31.0%
Pharmaceuticals	88	17.6	80	16.0	263	17.5	237	16.2
Medical Supplies	52	11.7	59	13.4	154	11.8	181	14.0
Operating income of reportable segments	780	25.9	752	25.7	2,319	26.2	2,195	25.8
Unallocated amounts:
Corporate expenses	(104)		(105)		(286)		(312)
Legal charges	—		—		(47)		—
Restructuring and related charges, net	(29)		(32)		(68)		(83)
Separation costs(1)	(11)		—		(21)		—
Charges associated with acquisitions and licensing arrangement(2)	(19)		—		(35)		(32)
Shareholder settlement income	—		—		—		11
Consolidated operating income	$617		$615		$1,862		$1,779

(1)	Amounts represent costs incurred related to the separation of our Pharmaceuticals segment, which are included in selling, general and administrative expenses.

(2)
Note 2 to our consolidated financial statements provides information regarding current period amounts. Prior year amount represent charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition.

Medical Devices

Net sales for Medical Devices by groups of products and by geography for the third quarter of fiscal 2012 and 2011 are as follows:

	Quarter Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 29, 2012	June 24, 2011
Endomechanical Instruments	$600	$593	1%	(5)%	6%
Energy Devices	330	301	10	(3)	13
Soft Tissue Repair Products	226	229	(1)	(5)	4
Vascular Products	418	368	14	(1)	15
Oximetry & Monitoring Products	210	211	—	(2)	2
Airway & Ventilation Products	184	183	1	(3)	4
Other Products	95	100	(5)	(4)	(1)
	$2,063	$1,985	4	(4)	8
U.S.	$952	$874	9%	—%	9%
Non-U.S.	1,111	1,111	—	(6)	6
	$2,063	$1,985	4	(4)	8

Net sales for the third quarter of fiscal 2012 increased $78 million, or 4%, to $2.063 billion, compared with $1.985 billion for the third quarter of fiscal 2011. Unfavorable currency exchange fluctuations lowered net sales by $72 million during the third quarter of fiscal 2012, while acquisitions resulted in an additional $23 million in net sales during the current quarter. The remaining increase in net sales for the segment was driven by increased sales of Vascular Products and Energy Devices. The increase in sales for Vascular Products was primarily due to increased sales of neurovascular products, namely our Pipeline™ Embolization and Solitaire™ FR Revascularization devices. Sales of peripheral vascular products also contributed to the increase, although to a lesser extent, aided by a competitor recall. The increase in Energy Devices sales primarily resulted from higher sales volume of vessel sealing products, most notably in the United States.

Operating income for the third quarter of fiscal 2012 increased $27 million to $640 million, compared with $613 million for the third quarter of fiscal 2011. Our operating margin was 31.0% for the third quarter of fiscal 2012, compared with 30.9% for the third quarter of fiscal 2011. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above. This increase to operating income was partially offset by an increase in selling and marketing expenses primarily resulting from sales force expansion in the emerging markets and an increase in research and development expenses to support our growth initiatives.

Net sales for Medical Devices by groups of products and by geography for the first nine months of fiscal 2012 and 2011 are as follows:

	Nine Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 29, 2012	June 24, 2011
Endomechanical Instruments	$1,758	$1,718	2%	(2)%	4%
Energy Devices	969	854	13	(2)	15
Soft Tissue Repair Products	666	670	(1)	(3)	2
Vascular Products	1,195	1,033	16	—	16
Oximetry & Monitoring Products	637	627	2	(1)	3
Airway & Ventilation Products	550	554	(1)	(2)	1
Other Products	276	283	(2)	—	(2)
	$6,051	$5,739	5	(2)	7
U.S.	$2,751	$2,562	7%	—%	7%
Non-U.S.	3,300	3,177	4	(2)	6
	$6,051	$5,739	5	(2)	7

Net sales for the first nine months of fiscal 2012 increased $312 million, or 5%, to $6.051 billion, compared with $5.739 billion for the first nine months of fiscal 2011. Unfavorable currency exchange fluctuations lowered net sales by $78 million during the first nine months of fiscal 2012, while acquisitions resulted in an additional $32 million in net sales during the current period. The remaining increase in net sales for the segment was driven by increased sales of Vascular Products, Energy Devices and Endomechanical Instruments. The increase in sales for Vascular Products was primarily due to increased sales of neurovascular products and, to a lesser extent, peripheral vascular and chronic venous insufficiency products. The increase in Energy Devices sales primarily resulted from higher sales volume of vessel sealing products, most notably in the United States. Finally, the increase in sales of Endomechanical Instruments primarily resulted from higher sales volume of stapling devices, partially offset by a decrease in sales of laparoscopy instruments.

Operating income for the first nine months of fiscal 2012 increased $125 million to $1.902 billion, compared with $1.777 billion for the first nine months of fiscal 2011. Our operating margin was 31.4% for the first nine months of fiscal 2012, compared with 31.0% for the first nine months of fiscal 2011. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above. This increase to operating income was partially offset by an increase in selling and marketing expenses primarily resulting from sales force expansion in the emerging markets and an increase in research and development expenses to support our growth initiatives.

Pharmaceuticals

Net sales for Pharmaceuticals by groups of products and by geography for the third quarter of fiscal 2012 and 2011 are as follows:

	Quarter Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 29, 2012	June 24, 2011
Specialty Pharmaceuticals	$145	$120	21%	—%	21%
Active Pharmaceutical Ingredients	110	107	3	—	3
Contrast Products	129	157	(18)	(5)	(13)
Radiopharmaceuticals	117	116	1	(3)	4
	$501	$500	—	(2)	2
U.S.	$335	$322	4%	—%	4%
Non-U.S.	166	178	(7)	(7)	—
	$501	$500	—	(2)	2

Net sales of $501 million for the third quarter of fiscal 2012 were relatively level with net sales for the third quarter of fiscal 2011. This increase was primarily driven by increased sales of our branded EXALGO® and PENNSAID® products within Specialty Pharmaceuticals. These increases were offset by decreased sales of Contrast Products primarily resulting from lower sales of Optiray™ contrast agent and the continued impact of the loss of a customer contract.

Operating income for the third quarter of fiscal 2012 increased $8 million to $88 million, compared with $80 million for the third quarter of fiscal 2011. Our operating margin was 17.6% for the third quarter of fiscal 2012, compared with 16.0% for the third quarter of fiscal 2011. The increase in operating income and margin was primarily due to favorable product mix resulting from increased sales of our higher margin branded products. This increase to operating income was partially offset by an increase in general and administrative expenses, primarily resulting from a contract settlement.

Net sales for Pharmaceuticals by groups of products and by geography for the first nine months of fiscal 2012 and 2011 are as follows:

	Nine Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 29, 2012	June 24, 2011
Specialty Pharmaceuticals	$421	$357	18%	—%	18%
Active Pharmaceutical Ingredients	326	312	4	(1)	5
Contrast Products	409	454	(10)	(3)	(7)
Radiopharmaceuticals	343	337	2	(2)	4
	$1,499	$1,460	3	(1)	4
U.S.	$1,002	$956	5%	—%	5%
Non-U.S.	497	504	(1)	(3)	2
	$1,499	$1,460	3	(1)	4

Net sales for the first nine months of fiscal 2012 increased $39 million to $1.499 billion, compared with $1.460 billion for the first nine months of fiscal 2011. This increase was primarily driven by increased sales of our EXALGO® and PENNSAID® branded products within Specialty Pharmaceuticals. These increases were partially offset by decreased sales of Contrast Products primarily resulting from lower sales of Optiray™ contrast agent and the continued impact of the loss of a customer contract.

Operating income for the first nine months of fiscal 2012 increased $26 million to $263 million, compared with $237 million for the first nine months of fiscal 2011. Our operating margin was 17.5% for the first nine months of fiscal 2012, compared with 16.2% for the first nine months of fiscal 2011. The increase in operating income and margin was primarily due to favorable product mix resulting from increased sales of our higher margin branded products. This increase to operating income was partially offset by increases in general and administrative expenses, primarily resulting from higher environmental costs, benefit costs and bad debt expense.

Medical Supplies

Net sales for Medical Supplies by groups of products and by geography for the third quarter of fiscal 2012 and 2011 are as follows:

	Quarter Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 29, 2012	June 24, 2011
Nursing Care Products	$205	$199	3%	(1)%	4%
Medical Surgical Products	111	110	1	(3)	4
SharpSafety Products	72	77	(6)	1	(7)
Original Equipment Manufacturer (OEM) Products	55	55	—	(1)	1
	$443	$441	—	(2)	2
U.S.	$393	$384	2%	—%	2%
Non-U.S.	50	57	(12)	(10)	(2)
	$443	$441	—	(2)	2

Net sales of $443 million for the third quarter of fiscal 2012 were relatively level with net sales for the third quarter of fiscal 2011. Increased sales of incontinence products within Nursing Care Products and increased sales of electrodes within Medical Surgical Products were mostly offset by decreased sales of SharpSafety Products.

Operating income for the third quarter of fiscal 2012 decreased $7 million to $52 million, compared with $59 million for the third quarter of fiscal 2011. Our operating margin was 11.7% for the third quarter of fiscal 2012, compared with 13.4% for the third quarter of fiscal 2011. The decrease in operating income and margin primarily resulted from pricing pressure and, to a lesser extent, increased general and administrative costs, largely driven by increased employee benefit costs.

Net sales for Medical Supplies by groups of products and by geography for the first nine months of fiscal 2012 and 2011 are as follows:

	Nine Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 29, 2012	June 24, 2011
Nursing Care Products	$599	$589	2%	—%	2%
Medical Surgical Products	332	323	3	(1)	4
SharpSafety Products	214	226	(5)	—	(5)
Original Equipment Manufacturer (OEM) Products	156	159	(2)	(1)	(1)
	$1,301	$1,297	—	(1)	1
U.S.	$1,151	$1,135	1%	—%	1%
Non-U.S.	150	162	(7)	(5)	(2)
	$1,301	$1,297	—	(1)	1

Net sales of $1.301 billion for the first nine months of fiscal 2012 were relatively level with net sales for the first nine months of fiscal 2011. Increased sales of incontinence products within Nursing Care and higher sales of electrodes within Medical Surgical Products were mostly offset by decreased sales of SharpSafety Products and, to a much lesser extent, OEM Products.

Operating income for the first nine months of fiscal 2012 decreased $27 million to $154 million, compared with $181 million for the first nine months of fiscal 2011. Our operating margin was 11.8% for the first nine months of fiscal 2012, compared with 14.0% for the first nine months of fiscal 2011. The decrease in operating income and margin primarily resulted from pricing pressure and, to a much lesser extent, increased freight costs.

Corporate

Corporate expenses were $104 million and $105 million for the third quarter of fiscal 2012 and 2011, respectively, and $286 million and $312 million for the first nine months of fiscal 2012 and 2011, respectively. The decrease in corporate expense for the first nine months of fiscal 2012, compared to the same prior year period was primarily due to lower legal and environmental expenses. The timing of stock-based compensation expense recognition, and an overall decrease in annual stock-based compensation expense, also contributed to the decrease in corporate expenses for the first nine months of fiscal 2012, compared to the same prior year period.

Non-Operating Items

Interest Expense and Interest Income

During the third quarter of fiscal 2012 and 2011, interest expense was $53 million and $51 million, respectively. Interest income was $1 million and $6 million for the third quarter of fiscal 2012 and 2011, respectively. During the first nine months of fiscal 2012 and 2011, interest expense was $155 million and $153 million, respectively. Interest income was $13 million and $17 million for the first nine months of fiscal 2012 and 2011, respectively.

Other Income (Expense), net
During the third quarter and first nine months of fiscal 2012, we recorded other income, net of $12 million and $18 million, respectively. Other income, net for the third quarter and first nine months of fiscal 2012 includes income of $16 million and $23 million, respectively, and corresponding increases to our receivable from Tyco International Ltd. and TE Connectivity Ltd. These amounts reflect 58% of the interest and other income taxes payable amounts recorded that are subject to the Tax Sharing Agreement. Other income, net for both the third quarter and first nine months of fiscal 2012 also include a $9 million loss on early retirement of debt, which is discussed in Liquidity and Capital Resources—Capitalization, partially offset by a gain on investments.

During the third quarter of fiscal 2011, we recorded other expense, net of $12 million, which includes expense of $13 million and a corresponding decrease to our receivable from Tyco International and TE Connectivity. During the first nine months of fiscal 2011, we recorded other income of $7 million and a corresponding increase to our receivable from Tyco International and TE Connectivity. These amounts reflect 58% of interest and other income taxes payable recorded and/or released during each period that will be subject to the Tax Sharing Agreement. The $7 million of income recorded during the first nine months of fiscal 2011 was offset by a $7 million net loss on investments.

Income Tax Expense

Income tax expense was $124 million and $26 million on income from continuing operations before income taxes of $577 million and $558 million for the third quarter of fiscal 2012 and 2011, respectively. This resulted in effective tax rates of 21.5% and 4.7% for the third quarter of fiscal 2012 and 2011, respectively. Income tax expense was $300 million and $220 million on income from continuing operations before income taxes of $1.738 billion and $1.643 billion for the first nine months of fiscal 2012 and 2011, respectively. This resulted in effective tax rates of 17.3% and 13.4% for the first nine months of fiscal 2012 and 2011, respectively. The increases in the effective tax rates for the third quarter and first nine months of fiscal 2012, compared to the comparative prior year periods primarily resulted from a favorable settlement reached with certain non-U.S. taxing authorities in the prior year periods, compared to an unfavorable settlement reached with certain non-U.S. taxing authorities in the current year periods. The release of certain U.S. and non-U.S. uncertain tax positions due to statute expirations, which occurred in the prior year periods, also contributed to the increase in the effective tax rates in the current year. In addition, the expiration of the U.S. research and development credit as of December 31, 2011 and the retroactive re-enactment of the 2010 credit during the first quarter of fiscal 2011, contributed to the increase in the current year effective tax rates. These increases were partially offset by the implementation of tax planning strategies, including the release of a valuation allowance.

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

Nine Months Ended June 29, 2012 Cash Flow Activity

The net cash provided by operating activities of $1.637 billion was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization, partially offset by a net change in working capital of $304 million, driven largely by a decrease in accrued and other liabilities of $235 million and an increase in inventory of $208 million. The decrease in accrued and other liabilities was largely driven by bonus payments, interest payments and payments made under the Tax Sharing Agreement. In fiscal 2012, we expect to make net indemnification payments totaling approximately $53 million related to pre-separation tax matters under the Tax Sharing Agreement, of which a net payment of $34 million was made during the first nine months of fiscal 2012. In addition, at the end of June 2012, we collected $248 million from the Spanish government, which related to 2011 and prior invoices.

The net cash used in investing activities of $1.462 billion was primarily due to acquisition-related payments of $1.063 billion and capital expenditures of $378 million. For the full year fiscal 2012, we expect capital expenditures to be in the range of $500 to $525 million.

The net cash provided by financing activities of $270 million was primarily the result of net proceeds from the issuance of debt of $1.240 billion and net proceeds from the issuance of commercial paper of $136 million. These amounts were partially offset by the repayment of debt of $552 million, share repurchases of $385 million and dividend payments of $326 million.

Capitalization

Shareholders’ equity was $10.712 billion, or $22.35 per share, at June 29, 2012, compared with $9.817 billion, or $20.37 per share, at September 30, 2011. The increase in shareholders’ equity was primarily due to net income of $1.444 billion, partially offset by the repurchase of shares of $385 million and dividends declared of $217 million.

The following table contains several key measures to gauge our financial condition and liquidity at June 29, 2012:

(Dollars in Millions)	June 29, 2012	September 30, 2011
Cash and cash equivalents	$1,935	$1,503
Current maturities of long-term debt	511	11
Long-term debt	4,574	4,197
Total debt	5,085	4,208
Shareholders’ equity	10,712	9,817
Debt-to-total capital ratio	32%	30%
On May 22, 2012, CIFSA issued $600 million aggregate principal amount of 1.35% senior notes due May 2015 and $650 million aggregate principal amount of 3.20% senior notes due June 2022. The notes are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd. The net proceeds of approximately $1.24 billion were used to fund the redemption of all of its outstanding 5.45% senior notes due October 2012 and for general corporate purposes.

We are required to maintain an available unused balance under our $1.5 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. At June 29, 2012, we had $251 million of commercial paper outstanding and no borrowings outstanding under the credit facility.

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.

Dividends

Dividend payments totaled $326 million for the first nine months of fiscal 2012. On July 18, 2012, the Board of Directors declared a quarterly cash dividend of $0.225 per share to shareholders of record at the close of business on July 30, 2012. The dividend is payable on August 16, 2012.

Commitments and Contingencies

Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Further information regarding our legal proceedings is provided in note 15 to our consolidated financial statements and in Part II, Item 1 of this 10-Q.

Income Taxes

Our income tax returns are periodically examined by various tax authorities. The IRS continues to examine our U.S. federal income tax returns for the years 2008 and 2009. Open periods for examination also include certain periods during which we were a subsidiary of Tyco International. The resolution of the matters arising during periods in which we were a Tyco International subsidiary is subject to the conditions set forth in the Tax Sharing Agreement discussed in note 14 to our consolidated financial statements. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation. We have potential liabilities related to these income tax returns and have included our best estimate of potential liabilities for these years within our current and non-current taxes payable. With respect to these potential income tax liabilities from all of these years, we believe that the amounts recorded in our consolidated financial statements as current or non-current taxes payable are adequate.

In accordance with the Tax Sharing Agreement, we share certain contingent liabilities relating to unresolved tax matters of Tyco International for periods prior to the separation, with Covidien assuming 42%, Tyco International 27% and TE Connectivity 31% of the total amount. We are the primary obligor to the taxing authorities for $1.707 billion of contingent tax liabilities that are recorded on the consolidated balance sheet at June 29, 2012, $1.124 billion of which relates to periods prior to the separation and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. The actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, some of which may not be resolved for several years.

In addition, pursuant to the terms of the Tax Sharing Agreement, we have recorded a receivable from Tyco International and TE Connectivity of $602 million as of June 29, 2012, substantially all of which is non-current. This amount primarily reflects 58% of our contingent tax liabilities that are subject to the Tax Sharing Agreement. If Tyco International and TE Connectivity default on their obligations to us under the Tax Sharing Agreement, however, we would be liable for the entire amount of such liabilities. The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect our income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and we believe that some of these adjustments relating to certain Tyco International subsidiaries are likely to be resolved within the next 12 months. With respect to other adjustments, Tyco International has indicated that settlement is unlikely. In the event that Tyco International is unable to resolve these issues in the IRS administrative process, Tyco International will likely contest certain adjustments related to disallowed deductions through litigation. While we believe that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a significant effect on our consolidated financial statements.

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

Each reporting period, we evaluate the potential loss which we believe is probable as a result of our commitments under the Agreements. To the extent such potential loss exceeds the amount recorded on our balance sheet, an adjustment will be required to increase the recorded liability to the amount of such potential loss. This guarantee is not amortized because no predictable pattern of performance currently exists. As a result, the liability generally will be reduced upon release from our obligations under the Agreements, which may not occur for some years. In addition, as payments are made to indemnified parties, such payments are recorded as reductions to the liability and the impact of such payments is considered in the periodic evaluation of the sufficiency of the liability. Current and non-current liabilities totaling $613 million and $660 million relating to these guarantees were included on our consolidated balance sheet at June 29, 2012 and September 30, 2011, respectively.

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

In connection with the sale of our Specialty Chemicals business, we provided the purchaser with an indemnification for various risks, including environmental, health, safety, tax and other matters, some of which have an indefinite term. However, the most significant portion of this indemnification relates to environmental, health and safety matters, which has a term of 17 years. A liability of $22 million relating to this indemnification was included on our consolidated balance sheet at both June 29, 2012 and September 30, 2011. The value of the environmental, health and safety guarantee was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. The maximum future payments we could be required to make under the indemnification provided to the purchaser is $79 million. In addition, we were required to pay $30 million into an escrow account as collateral, of which $26 million remained in other assets on the consolidated balance sheet at June 29, 2012.

We have recorded liabilities for known indemnifications included as part of environmental liabilities, which are discussed in note 15 to our consolidated financial statements. In addition, we are liable for product performance; however in the opinion of management, such obligations will not significantly affect our results of operations, financial condition or cash flows.

Contingent Consideration
In connection with certain of our acquisitions completed in fiscal 2012, we may be required to pay future consideration that is contingent upon the achievement of certain revenue, regulatory or commercialization based milestones. As of the respective acquisition dates, we recorded contingent liabilities representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired businesses. We remeasure these liabilities each reporting period and record changes in the fair value in our consolidated statements of income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or changes in the expected probability and timing of achieving regulatory or commercialization milestones, as well as changes in discount rates. During the third quarter and first nine months of fiscal 2012, we recorded expense of $4 million and $5 million, respectively, representing the increase in the estimated fair value of these obligations.

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

There have been no significant changes in our exposures to market risk during the first nine months of fiscal 2012. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for further discussion of our exposures to market risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on form 10-K for the fiscal year ended September 30, 2011. There were no material developments during the quarter ended June 29, 2012 related to previously described legal proceedings; however, during the quarter ended June 29, 2012, a subsidiary of the Company received a notice letter from the United States Environmental Protection Agency (EPA), which is discussed below.

A subsidiary of the Company, Mallinckrodt Inc. (now known as Mallinckrodt LLC), received from the EPA on April 11, 2012, a notice of a proposed penalty in connection with alleged violations of the Resource Conservation and Recovery Act (RCRA) for “Operating as a Treatment, Storage, or Disposal facility without a RCRA permit for failing to comply with generator requirements pursuant to RCRA §3005” arising from a RCRA inspection conducted at its St. Louis, MO facility. The EPA proposed a civil penalty of $581,951.  The Company disputes the allegations and has provided information to the EPA challenging its proposed penalty. The Company is currently in discussions with EPA to resolve this matter.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
03/31/12 - 04/27/12	—	$—	—	$1,650,419,804
04/28/12 - 06/01/12	1,798,033	$54.28	1,798,033	$1,552,814,257
06/02/12 - 06/29/12	2,492,870	$51.87	2,492,870	$1,423,502,185

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials from the Covidien plc Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Date: August 6, 2012