Form 10-Q/A
period 2012-06-29
Covidien plc
filed 2012-08-09
CIK 1385187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 29, 2012 is being filed solely for the purpose of correcting a typographical error in the certification filed as Exhibit 32.1. This amendment only reflects a change to the date contained within this certification. No other information contained within the Form 10-Q previously filed on August 6, 2012 has changed. The amended item is as follows:

		Page

Part II.	Other Information
Item 6.	Exhibits	2
Signatures		3

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Exhibit

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following materials from the Covidien plc Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes (Incorporated by reference to Exhibit 101 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2012).

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

Date: August 9, 2012

3