Form 10-K
period 2012-09-28
Covidien plc
filed 2012-11-15
CIK 1385187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
001-33259
(Commission File Number)
__________________________________________________________
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
 __________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are “affiliates”) as of March 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $26,332 million (based upon the closing price of $54.68 per share as reported by the New York Stock Exchange on that date).
The number of ordinary shares outstanding as of November 12, 2012 was 473,388,967.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed within  days of the close of the registrant’s fiscal year in connection with the registrant’s 2013 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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
Business Segments
Our three reportable segments are as follows:

•
Medical Devices includes the development, manufacture and sale of endomechanical instruments, energy devices, soft tissue repair products, vascular products, oximetry and monitoring products, airway and ventilation products and other medical products.

•	Pharmaceuticals includes the development, manufacture and distribution of specialty pharmaceuticals, active pharmaceutical ingredients, contrast products and radiopharmaceuticals.

•	Medical Supplies includes the development, manufacture and sale of nursing care products, medical surgical products, SharpSafetyTM products and original equipment manufacturer (OEM) products.
During fiscal 2012, we generated net sales of $11.9 billion and net income of $1.9 billion. Approximately 55% of our net sales are generated in the United States and 45% are generated outside of the United States.
Medical Devices
With fiscal 2012 net sales of $8.1 billion, our Medical Devices segment comprises 68% of our net sales. In fiscal 2011 and 2010, net sales totaled $7.8 billion, or 68% of our net sales, and $6.7 billion, or 64% of our net sales, respectively. Our Medical Devices segment develops, manufactures and sells the following products:

•
Endomechanical Instruments—laparoscopic instruments, surgical staplers and interventional lung solutions. Key products include: the Tri-Staple™ technology platform for endoscopic stapling, including the Endo GIA™ reloads with Tri-Staple technology and the Endo GIA ultra universal stapler; the iDrive™ powered stapling systems; the Versaport™ bladeless optical trocar; and the i·Logic™ System to evaluate lung lesions. Sales of our stapling products represent 13% of our total net sales in both fiscal 2012 and 2011, and 12% of our total net sales in fiscal 2010.

•
Energy Devices—vessel sealing, electrosurgical, ablation products and related capital equipment. Key products include: the ForceTriad™ tissue fusing and electrosurgery system; the LigaSure™ vessel sealing system and LigaSure Advance™, a multifunctional laparoscopic instrument for use with the ForceTriad; the Cool-tip™ radiofrequency ablation system; the Evident™ microwave ablation system; the Sonicision™ cordless ultrasonic dissection system; and the HALO ablation catheters for treatment of Barrett's esophagus.

•
Soft Tissue Repair Products—sutures, mesh, biosurgery products and hernia mechanical devices. Key products include: the V-Loc™ wound closure devices; AbsorbaTack™ absorbable mesh fixation device for hernia repair; and Parietex ProGrip™, a self-gripping, biocompatible solution for inguinal hernias.

•
Vascular Products—compression, dialysis, venous insufficiency, thrombectomy, neurovascular and peripheral vascular products. Key products include: the Pipeline® Embolization Device, an endovascular treatment for large or giant wide-necked brain aneurysms; the EverFlex™ Self-Expanding Stent; the TurboHawk™ and SilverHawk™ plaque excision systems; the Solitaire™ FR revascularization device for treatment of acute ischemic stroke; the ClosureFAST™ radiofrequency catheter; and the Kendall SCD™ Vascular Compression System.

•
Oximetry and Monitoring Products—sensors, monitors and temperature management products. Key products include: the Nellcor™ OxiMax™ N-600x™ pulse oximeter; the Bispectral Index™ (BIS™) brain monitoring technology; the Nellcor™ Bedside SpO2 Patient Monitoring System; the INVOS® Cerebral/Somatic Oximeter; Microstream® capnography monitors; and related modules and sensors.

•
Airway and Ventilation Products—airway, ventilator, breathing systems and inhalation therapy products. Key products include: the Puritan Bennett™ 840 line of ventilators; the Puritan Bennett™ 520 and 560 portable ventilator; the TaperGuard™ Evac tube; Mallinckrodt® Endotracheal Tubes; Shiley® Tracheostomy Tubes; DAR® Filters; and resuscitation bags.

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
Pharmaceuticals
With fiscal 2012 net sales of $2.0 billion, our Pharmaceuticals segment comprises 17% of our net sales. In fiscal 2011 and 2010, net sales totaled $2.0 billion, or 17% of our net sales, and $2.0 billion, or 19% of our net sales, respectively. Our Pharmaceuticals segment develops, manufactures and distributes the following products:

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

In December 2011, we announced a plan to spin off our pharmaceuticals business into a stand-alone public company. We anticipate that the transaction will be in the form of a distribution that will be tax-free to U.S. shareholders of a new publicly traded stock in the new pharmaceuticals company. Completion of the transaction is expected to be subject to certain conditions, including, among others, receipt of regulatory approvals, assurance as to the tax-free status of the spin-off of the pharmaceuticals business to our U.S. shareholders, the effectiveness of a Form 10 registration statement to be filed with the U.S. Securities and Exchange Commission (SEC) and final approval by our Board of Directors. We currently expect to complete the transaction in June 2013; however, there can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed.
Medical Supplies
With fiscal 2012 net sales of $1.7 billion, our Medical Supplies segment comprises 15% of our net sales. In fiscal 2011 and 2010, net sales totaled $1.8 billion, or 15% of net sales and $1.7 billion, or 17% of net sales, respectively. Our Medical Supplies segment develops, manufactures and distributes the following products within the United States and Europe:

•	Nursing Care Products—incontinence, wound care, enteral feeding, urology and suction products. Key products include Curity™ and Kerlix™ gauze and bandages and Kangaroo™ enteral feeding systems.

•
Medical Surgical Products—operating room supply products and related accessories, electrodes, thermometry and chart paper product lines. Under our Medi-Trace™ brand, we offer a comprehensive line of monitoring, diagnostic and defibrillation electrodes.

•	SharpSafetyTM Products—needles, syringes and sharps disposal products.

•	Original Equipment Manufacturer (OEM) Products—various medical supplies, such as needles and syringes, manufactured for other medical products companies.

Products offered by our Medical Supplies segment are used primarily in hospitals, surgi-centers and alternate care facilities, such as homecare and long-term care facilities, and are marketed to materials managers, GPOs and integrated delivery networks (IDNs) primarily through third-party distributors; however, we also have direct sales representatives.

Additional information with respect to our business segments is included in note 23 to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
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
In fiscal 2012 and 2011, no customer represented 10% or more of our total net sales. Sales to one of our distributors, which supplies products from all of our segments to many end users, represented 10% of net sales in fiscal 2010. Our net sales by geographic area are set forth below:

(Dollars in Millions)	2012	2011	2010
United States	$6,572	$6,331	$5,725
Other Americas	725	745	653
Europe	2,637	2,746	2,605
Asia-Pacific	1,918	1,752	1,446
Net sales(1)	$11,852	$11,574	$10,429

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
We hold more than 14,500 patents and have nearly 12,000 patent applications pending in the United States and in certain other countries that relate to aspects of the technology used in many of our products. We do not consider our business to be materially dependent upon any individual patent.
Research and Development
We are engaged in research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of our existing products, and to expand the applications for our products. Our research and development efforts include internal initiatives and those that use licensed or acquired technology. We are focused on developing technologies that will provide patients and healthcare providers with solutions that meet their clinical needs in treating medical conditions through less invasive procedures and in a cost-effective manner. Our research and development expenditures were $623 million, $554 million and $447 million in fiscal 2012, 2011 and 2010, respectively.
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
The exercise of broad regulatory powers by the U.S. Food and Drug Administration (FDA) continues to result in increases in the amount of testing and documentation required for approval or clearance of new drugs and devices, which adds to the time and expense of product introductions. Similar trends also are evident in major non-U.S. markets, including the European Union, China and Japan. Certain areas of our business are subject to additional oversight by the U.S. Drug Enforcement Administration (DEA) (for example, our pain management pharmaceutical products) or the Nuclear Regulatory Commission (for example, our radiopharmaceutical products).
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
 Raw Materials
We use a wide variety of resin, pulp, plastics, textiles and electrical components for production of our products. We purchase these materials from external suppliers, some of which are single-source. We also purchase raw materials used in the bulk pharmaceuticals business from non-U.S. governments and suppliers that meet U.S. State Department requirements. We purchase materials from selected suppliers based on quality assurance, cost effectiveness or constraints resulting from regulatory requirements and work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability.
Long-lived Assets
Our long-lived assets by geographic area are set forth below:

	Fiscal Year
(Dollars in Millions)	2012	2011	2010
United States	$2,173	$2,093	$2,058
Other Americas	245	197	146
Europe	346	343	355
Asia-Pacific	212	176	154
Long-lived assets(1)	$2,976	$2,809	$2,713

(1) Long-lived assets are comprised of property, plant and equipment and demonstration equipment.

Manufacturing
We have 51 manufacturing sites located throughout the world that handle production, assembly, quality assurance testing, packaging and sterilization of our products. Our major centers of manufacturing output include sites in the following countries (with the number of sites in parentheses):

Americas	Europe/Middle East	Asia-Pacific
United States (26)	Ireland (4)	China (1)
Mexico (3)	France (2)	Japan (1)
Canada (2)	Germany (2)	Malaysia (1)
Brazil (1)	Israel (1)	Thailand (1)
Costa Rica (1)	Italy (1)
Dominican Republic (1)	Netherlands (1)
Puerto Rico (1)	United Kingdom (1)
We estimate that our manufacturing production by region in fiscal 2012 (as measured by cost of production) was approximately: Americas–84%, Europe/Middle East–11% and Asia-Pacific–5%.
Sales, Marketing and Distribution
We have a well-trained, experienced sales force strategically located in markets throughout the world, with a presence in over 60 countries. We also utilize third-party distributors.
We maintain distribution centers in 30 countries. Products generally are delivered to these distribution centers from our manufacturing facilities and then subsequently delivered to the customer. In some instances, product, such as nuclear medicine, is delivered directly from our manufacturing facility to the customer. We contract with a wide range of transport providers to deliver our products by road, rail, sea and air.
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
Medical Devices—The medical devices market is highly fragmented and competitive. There is no single company, however, that competes with us over the full breadth of products offered by our Medical Devices segment. Our competitors include diversified healthcare companies, such as Johnson & Johnson, Boston Scientific, Baxter and C.R. Bard, and other companies that are more focused on specific product categories, such as Masimo and Dräger.
Pharmaceuticals—Major competitors of our active ingredients product line include Johnson & Johnson, Siegfried and Johnson Matthey, and major competitors of our specialty pharmaceuticals product line include Pfizer, Endo Pharmaceuticals, Purdue Pharma, Teva, Mylan and Watson. Our secure sources of raw opiate material, manufacturing capabilities, comprehensive generic pain management offering and established relationships with retail pharmacies enable us to compete effectively against larger generics manufacturers such as Teva and Watson. In addition, we believe that our experience with the FDA, DEA and our Risk Evaluation and Mitigation strategies (REMS) provide us the knowledge to successfully operate in this highly competitive, regulatory environment.
Main competitors of our contrast and nuclear medicine products include Bayer AG, Bracco and GE Healthcare for contrast agents and Lantheus Medical Imaging and GE Healthcare for nuclear medicine cardiology agents. Unlike most of our competition, we offer a full line of contrast agents, contrast delivery systems and radiopharmaceuticals. Our broad product portfolio allows us to be a complete source for all imaging agent needs.
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
The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information and applicable laws, we believe that it is probable that we will incur investigation and remedial costs, including asset retirement obligations, of approximately $227 million, of which $19 million is included in accrued and other current liabilities and $208 million is included in other liabilities on our consolidated balance sheet at September 28, 2012. All accruals have been recorded without giving effect to any possible future insurance proceeds.
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
Corporate History
Covidien Ltd. was incorporated in Bermuda in 2000 as a wholly-owned subsidiary of Tyco International Ltd. On June 29, 2007, Tyco International distributed all of our shares to Tyco International shareholders. In December 2008, our Board of Directors approved moving our principal executive office from Bermuda to Ireland. On May 28, 2009, shareholders voted in favor of a reorganization proposal pursuant to which Covidien Ltd. common shares would be cancelled and holders of such shares would receive ordinary shares of Covidien plc on a one-to-one basis. The reorganization transaction was completed on June 4, 2009, following approval from the Supreme Court of Bermuda, at which time Covidien plc replaced Covidien Ltd. as the ultimate parent company. Shares of the Irish company, Covidien plc, began trading on the New York Stock Exchange on June 5, 2009, under the symbol “COV,” the same symbol under which Covidien Ltd. shares were previously traded.
Unless otherwise indicated, references in this Annual Report to 2013, 2012, 2011, 2010, 2009 and 2008 are to our fiscal years ended September 27, 2013, September 28, 2012, September 30, 2011, September 24, 2010, September 25, 2009 and September 26, 2008, respectively.

 Employees
At September 28, 2012, we had approximately 43,400 employees.
Available Information
Covidien is required to file annual, quarterly and special reports, proxy statements and other information with the SEC. Investors may read and copy any document that Covidien files, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access Covidien’s SEC filings.
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
Major third-party payors for healthcare services both within and outside of the United States continue to work to contain costs through, among other things, the introduction of cost containment incentives and closer scrutiny of healthcare expenditures. In March 2010, significant reforms to the U.S. healthcare system were enacted as law. The law includes provisions that, among other things, reduce Medicare reimbursement. We cannot predict what additional healthcare initiatives, if any, will be implemented, or the effect any future legislation or regulation will have on us. However, the implementation of healthcare reforms both within and outside of the United States may further reduce the level at which reimbursement is provided and adversely affect demand for and profitability of our products. Legislative or administrative reforms to U.S. or non-U.S. reimbursement practices that significantly reduce or deny reimbursement for treatments using our products could adversely affect the acceptance of our products and the prices our customers are willing to pay and could have a material effect on our business, results of operations, financial condition and cash flows.
The implementation of healthcare reform in the United States could adversely affect us.
In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States. This legislation includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. The legislation also includes a $28 billion fee on the branded pharmaceutical industry over nine years starting in 2011 and a $2.8 billion annual fee on branded pharmaceuticals thereafter. The amount of branded pharmaceutical fee payable by each company is based upon market share. Since our branded pharmaceutical sales currently represent a small portion of the total market, this annual assessment has not had a significant impact on our results of operations. We estimate that the medical devices tax, however, will increase our selling, general and administrative expenses by between $75 and $100 million annually, beginning in our second quarter of fiscal 2013. We cannot predict with any certainty what other impact this legislation may have on our business. This legislation reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that this legislation will result in lower reimbursements for our products. While this legislation is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of our products remains uncertain.
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
•substantial modifications to our business practices and operations;

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
The manufacture of our products is highly exacting and complex, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors. If problems arise during the production of a batch of product, that entire batch of product may have to be discarded. These problems could lead to increased costs, lost revenue, damage to customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other products. If problems are not discovered before the product is released to the market, we also could incur recall and product liability costs. Significant manufacturing problems could have a material effect on our business, results of operations, financial condition and cash flows.
 Defects or failures associated with our products could lead to recalls or safety alerts and negative publicity.
Manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to, our products and result in significant costs and negative publicity. Due to the strong name recognition of our brands, an adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals. We also may undertake a voluntary recall of products or temporarily shut down production lines based on performance relative to our own internal safety and quality monitoring and testing data. Any of the foregoing problems could disrupt our business and have a material effect on our business, results of operations, financial condition and cash flows.
We may incur product liability losses and other litigation liability.
In the ordinary course of business, we are subject to product liability claims and lawsuits, including potential class actions, alleging that our products have resulted in or could result in an unsafe condition or injury. Any product liability claim brought against us, with or without merit, could be costly to defend and could result in an increase of our insurance premiums. Some claims brought against us might not be covered by our insurance policies. In addition, we have significant self-insured retention amounts which we would have to pay in full before obtaining any insurance proceeds to satisfy a judgment or settlement. Furthermore, even where the claim is covered by our insurance, our insurance coverage might be inadequate and we would have to pay the amount of any settlement or judgment that is in excess of our policy limits. We may not be able to obtain insurance on terms acceptable to us or at all since insurance varies in cost and can be difficult to obtain. Our failure to maintain adequate insurance coverage or successfully defend against product liability claims could have a material effect on our business, results of operations, financial condition and cash flows.
An interruption in our ability to manufacture our products or an inability to obtain key components or raw materials may adversely affect our business.
Many of our key products are manufactured at single locations, with limited alternate facilities. If an event occurs that results in damage to one or more of our facilities, we may be unable to manufacture the relevant products at previous levels or at all. In addition, for reasons of quality assurance or cost effectiveness, we purchase certain components and raw materials from sole suppliers. Due to the stringent regulations and requirements of the FDA and other similar non-U.S. regulatory agencies regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could have a material effect on our business, results of operations, financial condition and cash flows.
We may experience higher costs to produce our products as a result of changes in prices for oil, gas and other commodities.
We use resins, other petroleum-based materials and pulp as raw materials in many of our products. Prices of oil and gas also significantly affect our costs for freight and utilities. Oil, gas and pulp prices are volatile and may increase, resulting in higher costs to produce and distribute our products. Due to the highly competitive nature of the healthcare industry and the cost-containment efforts of our customers and third-party payors, we may be unable to pass along cost increases through higher prices. If we are unable to fully recover these costs through price increases or offset these increases through cost reductions, we could experience lower margins and profitability and our business, results of operations, financial condition and cash flows could be materially and adversely affected.
Divestitures of some of our businesses or product lines may adversely affect our business, results of operations and financial condition.
We continue to evaluate the performance of all of our businesses and may sell a business or product line. Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have a material effect on our business, results of operations and financial condition. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in managing these or any other significant risks that we encounter in divesting a business or product line.
We may not be successful in our strategic acquisitions of, investments in or alliances with other companies and businesses, and acquisitions could require us to issue additional debt or equity.
We may pursue acquisitions of complementary businesses, technology licensing arrangements and strategic alliances to expand our product offerings and geographic presence as part of our business strategy. We may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the expected benefits of any acquisition, license arrangement or strategic alliance. Other companies may compete with us for these strategic opportunities. Even if we are successful in making an acquisition, the products and technologies that we acquire may not be successful or may require significantly greater resources and investments than we originally anticipated. We also could experience negative effects on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges. These effects, individually or in the aggregate, could cause a deterioration of our credit rating and result in increased borrowing costs and interest expense. We could experience difficulties in integrating separated organizations, systems and facilities, and personnel with diverse backgrounds. Integration of an acquired business also may require management resources that otherwise would be available for development of our existing business. If an acquired business fails to operate as anticipated or cannot be successfully integrated into our existing business, our business, results of operations, financial condition and cash flows could be materially and adversely affected.
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
We compete with many companies ranging from other multinationals to start-up companies. Competition takes many forms, including price reductions on products that are comparable to our own, development of new products that are more cost-effective or have superior performance than our current products, and the introduction of reprocessed products or generic versions when our proprietary products lose their patent protection. Our current or future products could be rendered obsolete or uneconomic as a result of this competition. Our failure to compete effectively could have a material effect on our business, results of operations, financial condition and cash flows.
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
Our operations outside of the United States are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs. Sales outside of the United States made up approximately 45% of our net sales in fiscal 2012 and we expect that non-U.S. sales will contribute significantly to future growth. The risks associated with our operations outside the United States include:
•healthcare reform legislation;

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
These risks, individually or in aggregate, could have a material effect on our business, results of operations, financial condition and cash flows.
Foreign currency exchange rates may adversely affect our results.
We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. Approximately 45% of our net sales for fiscal 2012 were derived from sales in non-U.S. markets, and we expect sales from non-U.S. markets to continue to represent a significant portion of our net sales. Therefore, if the U.S. dollar strengthens in relation to the currencies of other countries where we sell our products, such as the euro, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant effect on our operating results.
Most of our customer relationships outside of the United States are with governmental entities and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions.
The FCPA and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of anti-bribery laws, or allegations of such violations, could disrupt our business and result in a material effect on our results of operations, financial condition and cash flows.

We are subject to healthcare fraud and abuse regulations that could result in significant liability, require us to change our business practices and restrict our operations in the future.
We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid and health programs outside the United States. These laws and regulations are wide ranging and subject to changing interpretation and application, which could restrict our sales or marketing practices. Furthermore, since many of our customers rely on reimbursement from Medicare, Medicaid and other governmental programs to cover a substantial portion of their expenditures, our exclusion from such programs as a result of a violation of these laws could have a material effect on our business, results of operations, financial condition and cash flows.
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
The global financial crisis has caused extreme disruption in the financial markets, including severely diminished credit availability and liquidity, affecting many of our customers. Customers may reduce spending during times of economic uncertainty, and it is possible that suppliers also may be adversely affected. Decreased consumer spending levels and increased pressure on prices for our products and services could result in decreased revenues and have a material effect on our business, results of operations, financial condition and cash flows.
In addition, many customers, including many governments or entities that rely on government funding, may be unable to pay on a timely basis, or may pay at a significant discount, for our products that they do purchase. We have, for example, experienced significant delays in the collection of receivables from the national health care systems in certain countries including, but not limited to, certain regions in Spain, Italy and Portugal. Repayment of these receivables is dependent upon the financial stability of the economies of those countries. In light of the current euro zone financial crisis, we continue to monitor the countries’ creditworthiness. Failure to receive payment of all or a significant portion of these receivables could materially affect our results of operations.

Further, although we intend to finance expansion and renovation projects with existing cash, cash flow from operations and borrowing under our existing commercial paper program or senior credit facility, we may require additional financing to support our continued growth. Uncertainties in the capital and credit markets, however, could limit our access to capital on terms acceptable to us or at all.
Risks Relating to Tax Matters
Examination and audits by tax authorities, including the Internal Revenue Service, could result in additional tax payments.
Our tax returns are subject to examination by various tax authorities, including the U.S. Internal Revenue Service (IRS). The IRS has commenced its examination of our U.S. federal income tax returns. Open periods for examination include certain periods during which we were a subsidiary of Tyco International. The resolution of the matters arising during periods in which we were a Tyco International subsidiary is subject to the conditions set forth in the Tax Sharing Agreement discussed below. Under the Tax Sharing Agreement, Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation from Tyco International. In connection with such examinations, tax authorities, including the IRS, have proposed tax adjustments. Tyco International has appealed certain of the proposed tax adjustments and it is our understanding that Tyco International intends to vigorously defend its previously filed tax returns. In the event that Tyco International is unable to resolve these issues in the IRS administrative process, Tyco International will likely contest the adjustments through litigation. The outcome of any such litigation is uncertain and could result in a significant increase in our liability for taxes arising during these periods. While we believe that the amounts recorded as income taxes payable and guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a significant effect on our financial statements.
We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions. It is our intention to vigorously defend our prior tax returns. However, the calculation of our tax liabilities involves the application of complex tax regulations to our global operations in many jurisdictions. Therefore, any dispute with a tax authority may result in a payment that is materially different from our current estimate of the tax liabilities associated with these returns. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities generally would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the amount for which we are ultimately liable, we would incur additional charges to expense and such charges could have a material effect on our business, results of operations, financial condition and cash flow.
We share responsibility for certain of our, Tyco International’s and TE Connectivity Ltd.’s income tax liabilities for tax periods prior to and including June 29, 2007.
On June 29, 2007, we entered into a Tax Sharing Agreement with Tyco International and TE Connectivity pursuant to which we share responsibility for certain of our, Tyco International’s and TE Connectivity’s income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, we, Tyco International and TE Connectivity share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation from Tyco International. All costs and expenses associated with the management of these shared tax liabilities are being shared equally among the parties. Under the Tax Sharing Agreement, Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to and including June 29, 2007. The timing, nature and amount of any settlement agreed to by Tyco International may not be in our best interests. The other parties to the Tax Sharing Agreement will be able to remove Tyco International as the controlling party only under limited circumstances, including a change of control or bankruptcy of Tyco International, or by a majority vote of the parties. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement’s sharing formula.
We are primarily liable for taxes owed by Tyco International subsidiaries that became Covidien subsidiaries after separation from Tyco International. Although we share certain of these tax liabilities with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement, if Tyco International and TE Connectivity default on their obligations to us under the Tax Sharing Agreement, we would be liable for the entire amount of these liabilities.
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
On September 28, 2012, Tyco International spun-off two of its businesses to its shareholders, with Tyco International remaining as a publicly-traded company. This could adversely impact Tyco International’s ability to fulfill its obligations to us under the Tax Sharing Agreement.
 If the distribution of Covidien and TE Connectivity common shares by Tyco International to its shareholders or certain internal transactions undertaken in anticipation of the separation from Tyco International are determined to be taxable for U.S. federal income tax purposes, we could incur significant U.S. federal income tax liabilities.
Tyco International has received private letter rulings from the IRS regarding the U.S. federal income tax consequences of the distribution of Covidien and TE Connectivity common shares by Tyco International to its shareholders, substantially to the effect that the distribution, except for cash received in lieu of a fractional share, of our shares and the TE Connectivity common shares, will qualify as tax-free under Sections 368(a)(1)(D) and 355 of the Code. The private letter rulings also provided that certain internal transactions undertaken in anticipation of the separation from Tyco International would qualify for favorable treatment under the Code. In addition to obtaining the private letter rulings, Tyco International obtained opinions from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the distribution and certain internal transactions. The private letter rulings and the opinions relied on certain facts and assumptions, and certain representations and undertakings, from us, TE Connectivity and Tyco International regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter rulings and the opinions, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, Tyco International would recognize a gain in an amount equal to the excess of the fair market value of our shares and TE Connectivity common shares distributed to Tyco International shareholders on the distribution date over Tyco International’s tax basis in such common shares. Such gain, if recognized, generally would not be subject to U.S. federal income tax; however, we would incur significant U.S. federal income tax liabilities if it ultimately is determined that certain internal transactions undertaken in anticipation of the separation from Tyco International should be treated as taxable transactions.
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
Our executive offices in the United States are located in a facility in Mansfield, Massachusetts, a portion of which is owned and the majority of which is leased. As of September 28, 2012, we owned or leased a total of 350 facilities in 67 countries. Our owned facilities consist of approximately 11 million square feet, and our leased facilities consist of approximately 8 million square feet. Our 51 manufacturing facilities are located in the United States and in 17 other countries. We believe all of these facilities are well-maintained and suitable for the operations conducted in them.

These facilities are used by the following business segments:

Number of Facilities
Medical Devices	277
Pharmaceuticals	33
Medical Supplies	29
Corporate	11
Total	350

Item 3.	Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material effect on our financial condition. However, one or more of the proceedings could have a material effect on our results of operations or cash flows for a future period. The most significant of these matters are discussed below.

Products Liability Litigation
We are currently involved in litigation in various state and federal courts against manufacturers of transvaginal pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two of our subsidiaries have supplied pelvic mesh product to one of the manufacturers named in the litigation and we are indemnifying that manufacturer on certain claims. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts and in Canada. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. We believe that we have meritorious defenses to these claims and are vigorously defending against them. As of September 28, 2012, there were approximately 850 cases pending believed to involve products manufactured by our subsidiaries. During fiscal 2011, we recorded a charge of $46 million for all known pending cases and estimated future claims, net of anticipated insurance recoveries. During the fiscal 2012, we continued to receive claims and used claims data to update our estimate of future claims. Accordingly, we recorded an additional charge of $49 million. We believe that we have adequate amounts recorded relating to these matters based on current information. While we believe that the final disposition of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material effect on our results of operations, financial condition or cash flows, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims.
Government Proceedings
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
On November 30, 2011 and October 22, 2012, Mallinckrodt LLC, one of our subsidiaries, received subpoenas from the DEA requesting production of documents relating to its suspicious order monitoring program. Mallinckrodt is complying as required by the terms of the subpoenas.
Prior to our separation from Tyco International, Tyco International received and responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including subsidiaries which are now part of Covidien. During 2005, Tyco International reported to the Department of Justice (DOJ) and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the FCPA, that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. We have continued to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by us in the course of our ongoing compliance activities. The baseline review and other compliance reviews revealed that some past business practices may not comply with Covidien and FCPA requirements. On September 24, 2012, Tyco International settled all outstanding FCPA matters with the SEC and the DOJ, including those matters involving Covidien. Pursuant to the Separation and Distribution Agreement entered into on June 29, 2007 in connection with our separation from Tyco International, we indemnified Tyco International for our portion of the settlement, the amount of which was not significant.
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
Our involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in our experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. We have not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intend to continue to vigorously defend these lawsuits. When appropriate, we settle claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of September 28, 2012, there were approximately 12,200 asbestos liability cases pending against Mallinckrodt.
We estimate pending asbestos claims and claims that were incurred but not reported, as well as related insurance recoveries. Our estimate of our liability for pending and future claims is based on claim experience over the past five years and covers claims either currently filed or expected to be filed over the next seven years. We believe that we have adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe that the final outcome of all known and anticipated future claims, after taking into account amounts already accrued and insurance coverage, will not have a material effect on our results of operations, financial condition or cash flows.
Environmental Proceedings
We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites.
Mallinckrodt Appeal to Maine Board of Environmental Protection. One of our subsidiaries, Mallinckrodt US LLC (formerly known as Mallinckrodt LLC), is a successor to a company which owned and operated a chemical manufacturing facility located in Orrington, Maine from 1967 until 1982. This facility was sold in 1982 to Hanlin Group, Inc., who then sued Mallinckrodt in 1989 alleging that Mallinckrodt had violated various environmental laws during its operation of the facility. These alleged claims were settled in 1991. Under the settlement agreement, Mallinckrodt agreed to pay certain specific costs for the completion of an environmental site investigation required by the EPA and the Maine Department of Environmental Protection (MDEP). Based on the site investigation, Mallinckrodt submitted a Corrective Measures Study (CMS) plan and identified a preferred alternative which was submitted to the EPA and MDEP for approval in 2004. MDEP disagreed with the proposed alternative and served a compliance order on Mallinckrodt and United States Surgical Corporation in December 2008. The compliance order included a directive to remove a significant volume of soils at the site. On December 19, 2008, Mallinckrodt filed an appeal with the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order. A hearing before the Maine Board began on January 25, 2010 and concluded on February 4, 2010. On August 19, 2010, the Maine Board modified the MDEP order and issued a final order requiring removal of two landfills, capping of the remaining three landfills, installation of a groundwater extraction system and long-term monitoring of the site and the three remaining landfills.
On September 17, 2010, Mallinckrodt appealed the final order issued by the Maine Board in Maine Superior Court. On appeal Mallinckrodt has requested that the Superior Court invalidate the Maine Board’s final order in its entirety or in the alternative, reverse or modify the final order to eliminate the requirements that Mallinckrodt remove one of the two landfills and recap the remaining three landfills. Mallinckrodt also appealed certain administrative requirements of the final order. On November 1, 2012, the Superior Court affirmed the Maine Board's final order. Mallinckrodt has appealed the Superior Court's decision to the Maine Supreme Judicial Court.
As of September 28, 2012, we estimate that the cost to comply with these proposed remediation alternatives at this site ranges from $96 million to $170 million. However, there are still significant uncertainties in the outcome of the pending litigation, and we continue to disagree with the level of remediation outlined in the Maine Board’s final order. At September 28, 2012, estimated future investigation and remediation costs of $96 million were accrued for this site.
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

Remediation Cost Estimates. The ultimate cost of site cleanup and timing of future cash flow is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 28, 2012, we concluded that it was probable that we would incur remediation costs in the range of $169 million to $284 million for the cleanup of all known sites for which the costs are currently estimable, including the Orrington, Maine site. As of September 28, 2012, we concluded that the best estimate within this range was $170 million, of which $18 million was included in accrued and other current liabilities and $152 million was included in other liabilities on our consolidated balance sheet. We believe that any potential payment of such estimated amounts will not have a material effect on our results of operations, financial condition or cash flows.
Other Matters
We are a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. We do not expect the outcome of these proceedings, either individually or in the aggregate, to have a material effect on our results of operations, financial condition or cash flows.

Executive Officers of the Registrant
Our executive officers as of November 15, 2012 are listed in the following table. References to Covidien include the Tyco Healthcare business which, until our separation from Tyco International in June 2007, was part of Tyco International. At the annual meeting of the Board of Directors, the executive officers are elected by the Board of Directors to hold office for one year until their respective successors are elected and qualified, or until earlier resignation or removal. There is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. In addition, other than between Mr. Almeida and Mr. Hanson, who are brothers-in-law, there are no family relationships between any of the executive officers.

Name	Age	Position(s)
José E. Almeida	50	Chairman of the Board of Directors, President and Chief Executive Officer
Charles J. Dockendorff	58	Executive Vice President and Chief Financial Officer
James C. Clemmer	48	Senior Vice President and President, Medical Supplies
Michael P. Dunford	52	Senior Vice President, Human Resources
Bryan C. Hanson	45	Senior Vice President and Group President, Surgical Solutions
Eric A. Kraus	51	Senior Vice President, Corporate Communications
John H. Masterson	51	Senior Vice President and General Counsel
Amy A. McBride-Wendell	51	Senior Vice President, Strategy and Business Development
Michael Sgrignari	49	Senior Vice President, Quality and Operations
Mark C. Trudeau	51	Senior Vice President and President, Pharmaceuticals
Peter L. Wehrly	53	Senior Vice President and Group President, Respiratory & Monitoring Solutions and Vascular Therapies
Richard G. Brown, Jr.	64	Vice President, Chief Accounting Officer and Corporate Controller
Eric C. Green	54	Vice President, Chief Tax Officer
Coleman N. Lannum	48	Vice President, Investor Relations
José E. Almeida—Mr. Almeida has served as the Chairman of our Board of Directors since March of 2012. He has served on our Board of Directors since becoming Covidien's President and Chief Executive Officer in July 2011. Prior to assuming the role of President and Chief Executive Officer of Covidien, Mr. Almeida, from October 2006 to June 2011, served as President of Covidien's Medical Devices business segment. Prior to that, from April 2004 to September 2006, Mr. Almeida was President of Covidien’s International business. From January 2003 to April 2004, Mr. Almeida was Chief Operating Officer of Greatbatch, Inc., a developer and manufacturer of power sources and components for implantable medical devices. Mr. Almeida joined the Company in 1995 as Director of Corporate Engineering and then held several positions of increasing responsibility, including Vice President of European Manufacturing and Vice President of Global Manufacturing, through December 2002.
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
Mark C. Trudeau—Mr. Trudeau has been Senior Vice President and President of the Pharmaceuticals business segment of Covidien since February 2012. Prior to joining Covidien, Mr. Trudeau served as President and Chief Executive Officer of Bayer HealthCare Pharmaceuticals Inc., Bayer HealthCare LLC USA from January 2009 to January 2012. Prior to joining Bayer, Mr. Trudeau served as Senior Vice President and General Manager of the Bristol-Myers Squibb Immunology Division from September 1998 to December 2009.
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
Richard G. Brown, Jr.—Mr. Brown has been Vice President, Chief Accounting Officer and Corporate Controller of Covidien since September 2006. Prior to joining Covidien, he was Corporate Controller and Chief Accounting Officer of Eastman Kodak Company from December 2003 to September 2006. Prior to Eastman Kodak, Mr. Brown was a partner at Ernst & Young LLP, where he was employed for 32 years.
Eric C. Green—Mr. Green has been the Vice President and Chief Tax Officer of Covidien since June 2007. Prior to that, from October 2003 to June 2007, he was Vice President, Tax Planning and Analysis of Tyco International. Prior to joining Tyco International, Mr. Green was with Accenture where he was Director, Entity Tax Matters Group from July 2001 to September 2003 and Director, Global Tax Strategy/Planning from February 1998 to July 2001.
Coleman N. Lannum—Mr. Lannum has been Vice President, Investor Relations of Covidien since September 2006. He was retired from November 2005 until he joined Covidien. From February 2005 to November 2005, Mr. Lannum was a vice president for American Express Asset Management. Prior to that, Mr. Lannum was a senior vice president and senior portfolio manager with Putnam Investments.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Covidien ordinary shares are listed and traded on the New York Stock Exchange (NYSE) under the symbol “COV.” As of November 12, 2012, there were 3,833 holders of record of Covidien ordinary shares. The following tables present the high and low sales prices of Covidien ordinary shares for the periods indicated, as reported by the NYSE, in addition to the dividends declared per ordinary share during those periods.

Fiscal Year 2012	High	Low	Dividends
First Quarter	$48.87	$41.35	$—
Second Quarter	$55.00	$44.52	$0.450
Third Quarter	$56.20	$50.25	$—
Fourth Quarter	$60.57	$50.40	$0.485

Fiscal Year 2011	High	Low	Dividends
First Quarter	$46.93	$39.10	$—
Second Quarter	$53.75	$45.21	$0.400
Third Quarter	$57.65	$51.34	$—
Fourth Quarter	$54.49	$43.57	$0.425
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
Issuer Purchases of Equity Securities
The following table presents information regarding Covidien’s purchases of ordinary shares during the fourth quarter of fiscal 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
06/30/12 – 07/27/12	—	$—	—	$1,423,288,380
07/28/12 – 08/31/12	6,055,982	$56.41	6,055,982	$1,081,643,788
09/01/12 – 09/28/12	3,542,006	$57.72	3,542,006	$877,216,177
The shares included in the table above were repurchased under our $2.0 billion share repurchase program that was approved by our Board of Directors on August 11, 2011.

Item 6.	Selected Financial Data
The following table presents selected financial and other data for Covidien plc. The consolidated statement of income data set forth below for fiscal 2012, 2011 and 2010, and the consolidated balance sheet data at September 28, 2012 and September 30, 2011, are derived from our audited consolidated financial statements included elsewhere in this annual report. The consolidated statement of income data for fiscal 2009 and 2008 and the consolidated balance sheet data at September 24, 2010, September 25, 2009 and September 26, 2008 are derived from our audited consolidated financial statements that are not included in this annual report.
The selected historical financial data presented below should be read in conjunction with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Fiscal Year(1)
	2012	2011	2010	2009	2008
	(Dollars in Millions, Except per Share Data)
Consolidated Statement of Income Data:
Net sales	$11,852	$11,574	$10,429	$10,263	$9,910
Gross profit(2)	6,814	6,578	5,805	5,641	5,309
Selling, general and administrative expenses(3)	3,686	3,527	3,219	3,225	2,923
Research and development expenses(4)	623	554	447	542	363
Restructuring charges, net	91	122	76	61	77
Operating income	2,414	2,375	2,063	1,813	1,946
Interest expense, net	(190)	(181)	(177)	(151)	(166)
Other income, net(5)	25	22	40	145	199
Income from continuing operations before income taxes	2,249	2,216	1,926	1,807	1,979
Income from continuing operations	1,902	1,883	1,563	942	1,443
Consolidated Balance Sheet Data (End of Period):
Total assets	$22,257	$20,374	$20,387	$17,139	$16,003
Long-term debt	4,531	4,197	4,451	2,961	2,986
Shareholders’ equity	10,565	9,817	8,974	8,001	7,747
Share Data:
Income from continuing operations:
Basic earnings per share	$3.96	$3.82	$3.13	$1.87	$2.89
Diluted earnings per share	$3.92	$3.79	$3.10	$1.86	$2.86
Cash dividend declared per share	$0.94	$0.83	$0.74	$0.66	$0.64
Basic weighted-average number of shares outstanding	481	493	500	503	500
Diluted weighted-average number of shares outstanding	486	497	504	505	505

(1)	Fiscal 2011 includes 53 weeks. All other fiscal years above include 52 weeks.

(2)
Gross profit for fiscal 2012 includes $17 million of charges related to the sale of acquired inventory that had been written up to fair value upon the acquisition of businesses, $15 million of inventory impairments resulting from a product discontinuance and $13 million of restructuring-related accelerated depreciation expense. Gross profit for fiscal 2011 includes $32 million of charges related to the sale of acquired inventory that had been written up to fair value upon the acquisition of a business and $9 million of restructuring-related accelerated depreciation expense. Gross profit for fiscal 2010 includes $39 million of charges related to the sale of acquired inventory that had been written up to fair value upon the acquisition of a business.

(3)
Amount for fiscal 2012 includes legal charges of $49 million related to our indemnification obligations for certain claims pertaining to all known and pending estimated future pelvic mesh product liability claims, $36 million of costs related to the separation of our Pharmaceuticals segment, $20 million of transaction costs associated with acquisitions and a $3 million capital equipment impairment resulting from a product discontinuance. Amount for fiscal 2011 includes net legal charges of $35 million related to our indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh product liability claims, net of insurance recoveries and shareholder settlement income. Amount for fiscal 2010 includes transaction costs of $39 million associated with acquisitions, a legal charge of $33 million related to an antitrust case and a net loss on divestitures of $25 million. Amount for fiscal 2009 includes charges of $183 million for our share of settlements of Tyco International securities cases and our portion of the estimated cost to settle all the remaining Tyco International securities cases outstanding, legal charges totaling $94 million for three antitrust cases, a charge of $71 million for the estimated additional cost to remediate environmental matters at a site located in Orrington, Maine and charges totaling $21 million related to divestitures. Amount for fiscal 2008 includes net charges of $42 million for our portion of settlements with certain Tyco International shareholders.

(4)
Amount for fiscal 2012 includes a $12 million charge related to entering into a licensing agreement. Amount for fiscal 2009 includes $115 million of in-process research and development charges and $30 million related to upfront fees and milestone payments for licensing arrangements. Amount for fiscal 2008 includes $22 million of in-process research and development charges.

(5)	Amounts primarily relate to the impact of the Tax Sharing Agreement with Tyco International and TE Connectivity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We develop, manufacture and sell healthcare products for use in clinical and home settings. Our mission is to create and deliver innovative healthcare solutions, developed in ethical collaboration with medical professionals, which enhance the quality of life for patients and improve outcomes for our customers and our shareholders. Our three reportable segments are as follows:

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
Effective June 29, 2007, Covidien became the parent company owning the former healthcare businesses of Tyco International Ltd. On June 29, 2007, Tyco International distributed all of our shares, as well as the shares of its former electronics businesses (TE Connectivity Ltd.), to Tyco International shareholders.
Our consolidated financial statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America.

Separation of Our Pharmaceuticals Business
In December 2011, we announced a plan to spin off our pharmaceuticals business into a stand-alone public company. We anticipate that the transaction will be in the form of a distribution that will be tax-free to U.S. shareholders of a new publicly traded stock in the new pharmaceuticals company. Completion of the transaction is expected to be subject to certain conditions, including, among others, receipt of regulatory approvals, assurance as to the tax-free status of the spin-off of the pharmaceuticals business to our U.S. shareholders, the effectiveness of a Form 10 registration statement to be filed with the U.S. Securities and Exchange Commission and final approval by our Board of Directors. We currently expect to complete the transaction in June 2013; however, there can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed. Subsequent to the separation, the historical results of our Pharmaceuticals segment will be presented as discontinued operations.
Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States. This legislation includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. The legislation also includes a $28 billion fee on the branded pharmaceutical industry over nine years starting in 2011 and a $2.8 billion annual fee on branded pharmaceuticals thereafter. The amount of branded pharmaceutical fee payable by each company is based upon market share. Since our branded pharmaceutical sales currently represent a small portion of the total market, this annual assessment has not had a significant impact on our results of operations. We estimate that the medical devices tax, however, will increase our selling, general and administrative expenses by between $75 and $100 million annually, beginning in our second quarter of fiscal 2013.
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

Acquisitions
In October 2012, our Pharmaceuticals segment acquired CNS Therapeutics, Inc., a pharmaceuticals company focused on developing and commercializing products for site-specific administration to the central nervous system to treat neurological disorders and chronic pain, for approximately $100 million. The acquisition of CNS Therapeutics complements and expands our branded pharmaceuticals portfolio.

During fiscal 2012, our Medical Devices segment acquired the following companies:

•
MindFrame, Inc.—a designer and manufacturer of devices designed to optimize rapid perfusion and clot removal in the treatment of patients suffering from ischemic stroke, for total consideration of $72 million, comprised of $70 million in cash (net of cash acquired) and $2 million of debt assumed, which we subsequently repaid;

•	Oridion Systems Ltd. (Oridion)—a developer of patient monitoring systems, for $327 million in cash (net of cash acquired);

•
superDimension, Ltd.—a developer of minimally invasive interventional pulmonology devices, for total consideration of $286 million, comprised of: $243 million in cash (net of cash acquired); $21 million of debt assumed, which we subsequently repaid; and the fair value of contingent consideration of $22 million. The contingent consideration, which could total $50 million, consists of milestone payments related to the achievement of sales targets.

•
Newport Medical Instruments, Inc.—a designer and manufacturer of ventilators, for total consideration of $101 million, comprised of $92 million in cash (net of cash acquired) and $9 million of debt assumed, which we subsequently repaid;

•
Maya Medical—a developer of a treatment for hypertension, for total consideration of $106 million, comprised of: $49 million in cash; $10 million of debt assumed, which we subsequently repaid; and the fair value of contingent consideration of $47 million. The contingent consideration, which could total a maximum of $170 million, consists of $70 million in milestone payments related to the commercialization of a radiofrequency energy-based renal denervation device and $100 million in milestone payments related to a device that delivers a chemical agent to cause renal denervation.

•
BÂRRX Medical, Inc. (BÂRRX)—a developer of bipolar radiofrequency ablation devices used in the treatment of Barrett's esophagus syndrome, for total consideration of $393 million, comprised of $322 million in cash (net of cash acquired) and the fair value of contingent consideration of $71 million. During fiscal 2012, we recorded an additional $4 million of contingent consideration upon the achievement of health insurance coverage targets for procedures utilizing BÂRRX devices. We paid $50 million of this contingent consideration during fiscal 2012.

During fiscal 2010, our Medical Devices segment acquired the following companies:

•	ev3 Inc.—a developer of technologies for the endovascular treatment of peripheral vascular and neurovascular diseases, for approximately $2.5 billion in cash (net of cash acquired);

•	Somanetics Corporation—a developer of cerebral and somatic oximetry and monitoring systems, for $291 million in cash (net of cash acquired); and

•
Aspect Medical Systems, Inc. (Aspect)—a provider of brain monitoring technology, for total consideration of $208 million, comprised of $150 million in cash (net of cash acquired) and $58 million of debt assumed, which we subsequently repaid.

License Agreement
During fiscal 2012, our Medical Devices segment entered into an exclusive licensing agreement which grants us product rights for two medical device patent and product candidates that are designed to remove peripheral artery blockages. This licensing arrangement included an upfront cash payment of $12 million, which was included in research and development expenses. In addition, during fiscal 2012, we made regulatory-related milestone payments of $15 million, which were capitalized as an intangible asset. We may also be required to make additional payments of up to $50 million if certain regulatory and sales milestones are achieved.

Divestitures
During fiscal 2010, we sold our sleep and oxygen therapy product lines, both of which were formerly included within our Medical Devices segment. In addition, in fiscal 2010, we sold our nuclear pharmacies in the United States, which was formerly included in our Pharmaceuticals segment. Selling, general and administrative expenses for fiscal 2010 includes a net loss on divestitures of $25 million, primarily related to the sale of our sleep therapy product line.
During fiscal 2010, we also sold our Specialty Chemicals, which was formerly included in our Pharmaceuticals segment. This business met the criteria of a discontinued operation and, accordingly has been classified as a discontinued operation in our consolidated financial statements for all periods presented. See “Discontinued Operations” for further information.
Covidien Business Factors Influencing the Results of Operations
Fiscal Year
We report our results based on a “52-53 week” year ending on the last Friday of September. Fiscal 2012 and 2010 consisted of 52 weeks and ended on September 28, 2012 and September 24, 2010, respectively. Fiscal 2011 ended on September 30, 2011 and consisted of 53 weeks. The additional week in fiscal 2011 has been reflected in our fourth quarter.
Sales and Marketing Investment
Selling and marketing expenses increased $57 million and $304 million in fiscal 2012 and 2011, respectively. The increase in fiscal 2012 resulted largely from sales force expansion, primarily in the emerging markets, and increased costs resulting from current year acquisitions. The increase in fiscal 2011 was primarily due to increased costs resulting from acquisitions that occurred during the fourth quarter of fiscal 2010 and planned increases to support product launches. We expect sales and marketing expenses to continue to increase over the next several years as we make investments to drive our future growth, specifically in Asia.
Separation and Acquisition Transaction Costs
During fiscal 2012, we incurred $36 million in costs related to the separation of our Pharmaceuticals segment. These costs, which are included in selling, general and administrative expenses, primarily relate to professional fees and duplicative costs incurred to build out the corporate infrastructure of the pharmaceuticals company. We expect to continue to incur costs related to the separation in fiscal 2013.
In addition, during fiscal 2012, we incurred net transaction costs associated with acquisitions of $31 million. These costs consist of $20 million of charges included in selling, general and administrative expenses and $17 million of charges in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition, partially offset by a $6 million gain on the sale of our non-controlling interest in superDimension, which is included in other income, net.
During fiscal 2011, we incurred $32 million of charges related to the sale of acquired inventory that had been written up to fair value upon acquisition, which was included in cost of goods sold. During fiscal 2010, we incurred $91 million of costs associated with acquisitions. These costs consisted of $39 million of charges in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition, $39 million of charges included in selling, general and administrative expenses and $13 million of financing fees included in interest expense.
 Research and Development Investment
Our research and development expense increased $69 million and $107 million in fiscal 2012 and 2011, respectively. The increase in fiscal 2012 primarily resulted from current year acquisitions, increased spending to support our growth initiatives and entering into the license agreement discussed above. The increase in fiscal 2011 was primarily due to additional spending resulting from acquisitions that occurred during the fourth quarter of fiscal 2010. We expect research and development expenditures to continue to increase over the next several years as a result of our internal research and development initiatives. We intend to focus our research and development investments in those fields that we believe will offer the greatest opportunity for growth and profitability. We are committed to investing in products that have a demonstrable clinical impact and value to the healthcare system and through which we can benefit from our core competencies and global infrastructure.
Restructuring Initiatives
In fiscal 2011, we launched a restructuring program, designed to improve our cost structure. This program includes actions across all three segments as well as corporate. We expect to incur charges of approximately $275 million under this program as the specific actions required to execute on these initiatives are identified and approved, most of which are expected to be incurred by the end of fiscal 2014. Savings from this program are estimated to be $175 million to $225 million on an annualized basis once the program is completed. As of September 28, 2012, we had incurred $135 million of net restructuring and related charges under this program since its inception. During fiscal 2012, 2011 and 2010, we recorded net restructuring and related charges associated with all restructuring programs and acquisitions totaling $104 million, $131 million and $76 million, respectively.
Legal Charges
During fiscal 2012 and 2011, we recorded legal charges of $49 million and $46 million, respectively, related to our indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh product liability claims, net of insurance recoveries. The amount recorded in fiscal 2011 was partially offset by income of $11 million for the reversal of our portion of the remaining reserves that had been established in fiscal 2009 to settle Tyco International securities cases. In addition, during fiscal 2010, we recorded a $33 million charge to settle an antitrust case. These amounts were all included within selling, general and administrative expenses in the consolidated statements of income.
Product Recalls and Discontinuance
During fiscal 2012, net sales of our Duet TRSTM Universal Straight and Articulating Single Use Loading Units (Duet) declined approximately $85 million primarily as a result of recalls. These recalls also led to the discontinuance of the product, which resulted in $18 million of inventory and capital equipment impairments.
Currency Exchange Rates
Our results of operations are influenced by changes in the currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. The percentage of net sales by major currencies for fiscal 2012 is as follows:

U.S. dollar	58%
Euro	15
Japanese yen	9
All other	18
100%

Results of Operations
Fiscal Years Ended 2012, 2011 and 2010
The following table presents results of operations, including percentage of net sales:

	Fiscal Year
(Dollars in Millions)	2012		2011		2010
Net sales	$11,852	100.0%	$11,574	100.0%	$10,429	100.0%
Cost of goods sold	5,038	42.5	4,996	43.2	4,624	44.3
Gross profit	6,814	57.5	6,578	56.8	5,805	55.7
Selling, general and administrative expenses	3,686	31.1	3,527	30.5	3,219	30.9
Research and development expenses	623	5.3	554	4.8	447	4.3
Restructuring charges, net	91	0.8	122	1.1	76	0.7
Operating income	2,414	20.4	2,375	20.5	2,063	19.8
Interest expense	(206)	(1.7)	(203)	(1.8)	(199)	(1.9)
Interest income	16	0.1	22	0.2	22	0.2
Other income, net	25	0.2	22	0.2	40	0.4
Income from continuing operations before income taxes	2,249	19.0	2,216	19.1	1,926	18.5
Income tax expense	347	2.9	333	2.9	363	3.5
Income from continuing operations	1,902	16.0	1,883	16.3	1,563	15.0
Income (loss) from discontinued operations, net of tax	3	—	(15)	(0.1)	69	0.7
Net income	$1,905	16.1	$1,868	16.1	$1,632	15.6
Net sales—Our net sales for fiscal 2012 increased $278 million, or 2.4%, to $11.852 billion, compared with $11.574 billion in fiscal 2011. The increase in net sales was driven by sales growth within our Medical Devices segment, partially offset by unfavorable currency exchange rate fluctuations of $196 million. In addition, the extra selling week in fiscal 2011 had an unfavorable impact on our current fiscal year's net sales growth.
Our net sales for fiscal 2011 increased $1.145 billion, or 11.0%, to $11.574 billion, compared with $10.429 billion in fiscal 2010. Favorable currency exchange rate fluctuations resulted in a $269 million increase to net sales in fiscal 2011. The remaining increase in net sales was driven by sales growth within our Medical Devices segment, largely attributable to the acquisition of ev3 Inc. In addition, the extra selling week in fiscal 2011 had a favorable impact on our fiscal 2011 net sales growth. Additional information regarding our increases in net sales is provided in "Analysis of Operating Results by Segment."
Net sales generated by our businesses in the United States were $6.572 billion, $6.331 billion and $5.725 billion in fiscal 2012, 2011 and 2010, respectively. Our non-U.S. businesses generated net sales of $5.280 billion, $5.243 billion and $4.704 billion in fiscal 2012, 2011 and 2010, respectively. Our businesses outside the United States represented approximately 45% of our net sales in each of fiscal 2012, 2011 and 2010.

Net sales by geographic area are shown in the following tables:

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth(2)
(Dollars in Millions)	2012	2011
U.S.	$6,572	$6,331	4%	—%	4%
Other Americas	725	745	(3)	(6)	3
Europe	2,637	2,746	(4)	(7)	3
Asia-Pacific	1,918	1,752	9	1	8
Net Sales(1)	$11,852	$11,574	2	(2)	4

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth(2)
(Dollars in Millions)	2011	2010
U.S.	$6,331	$5,725	11%	—%	11%
Other Americas	745	653	14	6	8
Europe	2,746	2,605	5	3	2
Asia-Pacific	1,752	1,446	21	10	11
Net Sales(1)	$11,574	$10,429	11	3	8

(1)
Sales to external customers are reflected in the regions based on the reporting entity that records the transaction. U.S. sales include sales of neurovascular and peripheral products exported to customers outside the United States and invoiced in multiple currencies of approximately $302 million, $281 million and $206 million for fiscal 2012, 2011 and 2010, respectively. Accordingly, these U.S. sales are subject to the effects of changes in foreign currency exchange rates.

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

Cost of goods sold—Cost of goods sold was 42.5% of net sales in fiscal 2012, compared with 43.2% of net sales in fiscal 2011. The decrease in cost of goods sold as a percent of net sales in fiscal 2012 was primarily attributable to a more favorable mix of businesses and, to a lesser extent, manufacturing cost reductions.
Cost of goods sold was 43.2% of net sales in fiscal 2011, compared with 44.3% of net sales in fiscal 2010. The decrease in cost of goods sold as a percent of net sales in fiscal 2011 was primarily attributable to a more favorable mix of businesses resulting from fiscal 2010 acquisitions and divestitures, as well as, manufacturing cost reductions. These decreases were partially offset by increased raw materials prices.
Selling, general and administrative expenses—Selling, general and administrative expenses in fiscal 2012 increased $159 million, or 4.5%, to $3.686 billion, compared with $3.527 billion in fiscal 2011. The increase in selling, general and administrative expenses in fiscal 2012 was primarily due to increased selling and marketing expenses resulting from sales force expansion, primarily in the emerging markets, and acquisitions. Separation and transaction costs totaling $56 million in fiscal 2012 also contributed to the increase in selling, general and administrative expenses. We expect selling, general and administrative expenses to continue to increase as a result of our recent acquisitions, planned sales and marketing investments to drive our future growth, and the medical device excise tax, which becomes effective in January 2013. Selling, general and administrative expenses were 31.1% of net sales for fiscal 2012, compared with 30.5% of net sales for fiscal 2011. The increase in selling, general and administrative expenses as a percent of net sales primarily resulted from the extra selling week in fiscal 2011.
Selling, general and administrative expenses for fiscal 2011 increased $308 million, or 9.6%, to $3.527 billion, compared with $3.219 billion in fiscal 2010. The increase in selling, general and administrative expenses for fiscal 2011 was largely due to increased costs, primarily selling and marketing, resulting from prior year acquisitions within our Medical Devices segment. Selling, general and administrative expenses were 30.5% of net sales for fiscal 2011, compared with 30.9% of net sales for fiscal 2010. The decrease in selling, general and administrative expenses as a percent of net sales primarily resulted from the extra selling week in fiscal 2011.
Research and development expenses—Research and development expenses increased $69 million, or 12.5%, to $623 million in fiscal 2012, compared with $554 million in fiscal 2011. The increase primarily resulted from increased spending within our Medical Devices segment resulting from current year acquisitions and investments made to support our growth initiatives. In addition, fiscal 2012 includes a $12 million upfront payment made in connection with a license agreement entered into by our Medical Devices segment. During fiscal 2012, we achieved our goal of increasing research and development expenses as a percentage of net sales to within the range of 5% to 6%. As a percentage of our net sales, research and development expenses were 5.3% for fiscal 2012, compared with 4.8% for fiscal 2011.
Research and development expenses increased $107 million, or 23.9%, to $554 million in fiscal 2011, compared with $447 million in fiscal 2010. The increase was primarily due to additional spending within our Medical Devices segment, largely resulting from acquisitions in the fourth quarter of fiscal 2010 and, to a lesser extent, increased spending within our Pharmaceuticals segment. As a percentage of our net sales, research and development expenses were 4.8% for fiscal 2011, compared with 4.3% for fiscal 2010.
Restructuring charges, net—During fiscal 2012, we recorded net restructuring and related charges of $104 million, of which charges of $13 million related to accelerated depreciation and were included in cost of goods sold. The remaining $91 million primarily related to severance and employee benefit costs incurred under our 2011 program.
During fiscal 2011, we recorded net restructuring and related charges of $131 million, of which $9 million related to accelerated depreciation and was included in cost of goods sold. The remaining $122 million primarily related to severance and employee benefit costs incurred under our 2011 and 2009 programs and the cancellation of distributor and supplier agreements associated with prior year acquisitions by our Medical Devices segment. In addition, during fiscal 2011 we reversed $24 million of restructuring reserves, primarily under our 2009 program, $10 million of which resulted from the determination that one of the restructuring actions within our Medical Supplies segment was no longer cost effective.
During fiscal 2010, we recorded net restructuring charges of $76 million primarily related to severance costs within our Medical Supplies and Medical Devices segments.
Operating income—In fiscal 2012, operating income increased $39 million to $2.414 billion, compared with operating income of $2.375 billion in fiscal 2011. The increase in operating income was primarily due to the gross profit resulting from increased sales volume within our Medical Devices segment. This increase was partially offset by a $69 million increase in research and development expenses, increased selling and marketing expenses, primarily resulting from sales force expansion and acquisitions within our Medical Devices segment, and an increase in separation and transaction costs.
In fiscal 2011, operating income increased $312 million to $2.375 billion, compared with operating income of $2.063 billion in fiscal 2010. The increase in operating income was primarily due to increased sales volume within our Medical Devices segment, largely attributable to the prior year acquisition of ev3 and the extra selling week in fiscal 2011. Fiscal 2011 also benefited from the absence of $64 million in charges relating to both acquisition transaction costs and net loss on divestitures incurred in fiscal 2010. These increases in operating income were partially offset by increased costs resulting from acquisitions and $55 million of incremental net restructuring and related charges.
Analysis of Operating Results by Segment
Management measures and evaluates our reportable segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and related charges; net charges associated with acquisitions, licensing arrangements and divestitures; separation costs; certain legal charges, net of insurance recoveries; and certain asset impairment charges. Although these amounts are excluded from segment operating income, they are included in reported consolidated operating income and accordingly, are included in our discussion of our consolidated results of operations.

Net sales by segment are shown in the following tables:

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2012	2011
Medical Devices	$8,111	$7,829	4%	(2)%	6%
Pharmaceuticals	2,001	1,967	2	(1)	3
Medical Supplies	1,740	1,778	(2)	(1)	(1)
	$11,852	$11,574	2	(2)	4

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2011	2010
Medical Devices	$7,829	$6,715	17%	4%	13%
Pharmaceuticals	1,967	1,991	(1)	2	(3)
Medical Supplies	1,778	1,723	3	—	3
	$11,574	$10,429	11	3	8
Operating income by segment and as a percentage of segment net sales are shown in the following table:

	Fiscal Year
(Dollars in Millions)	2012		2011		2010
Medical Devices	$2,499	30.8%	$2,422	30.9%	$2,097	31.2%
Pharmaceuticals	337	16.8	318	16.2	330	16.6
Medical Supplies	214	12.3	247	13.9	254	14.7
Operating income of reportable segments	3,050	25.7	2,987	25.8	2,681	25.7
Unallocated amounts:
Corporate expenses	(382)		(414)		(419)
Restructuring and related charges, net	(104)		(131)		(76)
Net charges associated with acquisitions, licensing arrangements and divestitures	(49)		(32)		(90)
Separation costs	(36)		—		—
Legal charges, net of insurance recoveries and shareholder settlement income	(47)		(35)		(33)
Impairments related to product discontinuance	(18)		—		—
Consolidated operating income	$2,414		$2,375		$2,063

Medical Devices
Net sales for Medical Devices by groups of products and by geography for fiscal 2012 compared to fiscal 2011 are as follows:

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2012	2011
Endomechanical Instruments	$2,336	$2,342	—%	(2)%	2%
Energy Devices	1,305	1,170	12	(2)	14
Soft Tissue Repair Products	882	900	(2)	(3)	1
Vascular Products	1,602	1,426	12	(1)	13
Oximetry & Monitoring Products	867	853	2	(1)	3
Airway & Ventilation Products	743	752	(1)	(2)	1
Other Products	376	386	(3)	(1)	(2)
	$8,111	$7,829	4	(2)	6

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2012	2011
U.S.	$3,683	$3,483	6%	—%	6%
Non-U.S.	4,428	4,346	2	(3)	5
	$8,111	$7,829	4	(2)	6

Net sales for fiscal 2012 increased $282 million, or 4%, to $8.111 billion, compared with $7.829 billion for fiscal 2011. Fiscal 2012 acquisitions contributed $79 million to the increase. The remaining increase in net sales for the segment was driven by Vascular Products and Energy Devices. The increase in sales for Vascular Products was primarily due to increased sales of neurovascular products and, to a much lesser extent, peripheral vascular and chronic venous insufficiency products. The increase in Energy Devices sales primarily resulted from higher sales volume of vessel sealing products, most notably in the United States. Increased sales of stapling devices within Endomechanical Instruments driven by growth for our Tri-StapleTM product were more than offset by the recall and discontinuance of our Duet product and decreased sales of surgical instruments. Fiscal 2012 net sales for the segment were also negatively impacted by the extra selling week in the prior year and a $152 million unfavorable impact of currency exchange fluctuations.

Operating income for fiscal 2012 increased $77 million to $2.499 billion, compared with $2.422 billion for fiscal 2011. Our operating margin was 30.8% for fiscal 2012, compared with 30.9% for fiscal 2011. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above. This increase to operating income was partially offset by an increase in selling and marketing expenses, primarily resulting from sales force expansion in the emerging markets and acquisitions, and an increase in research and development expenses to support our growth initiatives.
Net sales for Medical Devices by groups of products and by geography for fiscal 2011 compared to fiscal 2010 are as follows:

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2011	2010
Endomechanical Instruments	$2,342	$2,139	9%	3%	6%
Energy Devices	1,170	992	18	3	15
Soft Tissue Repair Products	900	854	5	3	2
Vascular Products	1,426	810	76	3	73
Oximetry & Monitoring Products	853	755	13	2	11
Airway & Ventilation Products	752	770	(2)	4	(6)
Other Products	386	395	(2)	6	(8)
	$7,829	$6,715	17	4	13

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2011	2010
U.S.	$3,483	$2,839	23%	—%	23%
Non-U.S.	4,346	3,876	12	6	6
	$7,829	$6,715	17	4	13

Net sales for fiscal 2011 increased $1.114 billion, or 17%, to $7.829 billion, compared with $6.715 billion for fiscal 2010. Favorable currency exchange rate fluctuations positively impacted net sales for the segment by $235 million. The remaining increase in net sales for the segment was driven by increased sales of Vascular Products, Energy Devices, Endomechanical Instruments and Oximetry & Monitoring Products. The increase in Vascular Products sales was primarily due to the acquisition of ev3, which resulted in an additional $542 million in net sales for the segment. The increase in net sales for Energy Devices and Endomechanical Instruments primarily resulted from higher sales volume of vessel sealing products and stapling devices, respectively, largely attributable to sales of new products. Finally, the increase in sales for Oximetry & Monitoring Products was driven by higher sales volume of sensors primarily resulting from the prior year acquisition of Somanetics Corporation. These increases in net sales were somewhat offset by a decrease in sales of Airway & Ventilation Products resulting from strong sales in the prior year due to the H1N1 pandemic. Net sales for fiscal 2011 also benefited from the extra selling week in the fourth quarter, which impacted all product groups.
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
Pharmaceuticals
Net sales for Pharmaceuticals by groups of products and by geography for fiscal 2012 compared to fiscal 2011 are as follows:

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2012	2011
Specialty Pharmaceuticals	$573	$494	16%	—%	16%
Active Pharmaceutical Ingredients	433	416	4	(1)	5
Contrast Products	542	598	(9)	(3)	(6)
Radiopharmaceuticals	453	459	(1)	(2)	1
	$2,001	$1,967	2	(1)	3

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2012	2011
U.S.	$1,346	$1,288	5%	—%	5%
Non-U.S.	655	679	(4)	(5)	1
	$2,001	$1,967	2	(1)	3

Net sales for fiscal 2012 increased $34 million, or 2%, to $2.001 billion, compared with $1.967 billion for fiscal 2011. This increase was primarily driven by increased sales of our EXALGO® and PENNSAID® branded products within Specialty Pharmaceuticals, higher sales of our generic fentanyl patch within Specialty Pharmaceuticals and higher narcotics sales within Active Pharmaceutical Ingredients. These increases were partially offset by decreased sales of Contrast Products, primarily resulting from lower sales of our Optiray™ contrast agent, the extra selling week in the prior year, unfavorable currency exchange fluctuations of $31 million and, to a lesser extent, decreased sales of oxycodone products within Specialty Pharmaceuticals.

Operating income for fiscal 2012 increased $19 million to $337 million, compared with $318 million for fiscal 2011. Our operating margin was 16.8% for fiscal 2012, compared with 16.2% for fiscal 2011. The increase in operating income and margin was primarily due to favorable product mix resulting from increased sales of our higher margin branded products and, to a lesser extent, favorable pricing. These increases to operating income were partially offset by increases in general and administrative expenses, primarily resulting from higher legal and benefit costs.

Net sales for Pharmaceuticals by groups of products and by geography for fiscal 2011 compared to fiscal 2010 are as follows:

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2011	2010
Specialty Pharmaceuticals	$494	$473	4%	—%	4%
Active Pharmaceutical Ingredients	416	395	5	1	4
Contrast Products	598	604	(1)	2	(3)
Radiopharmaceuticals	459	519	(12)	1	(13)
	$1,967	$1,991	(1)	2	(3)

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2011	2010
U.S.	$1,288	$1,372	(6)%	—%	(6)%
Non-U.S.	679	619	10	5	5
	$1,967	$1,991	(1)	2	(3)
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

Medical Supplies
Net sales for Medical Supplies by groups of products for fiscal 2012 compared to fiscal 2011 are as follows:

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2012	2011
Nursing Care Products	$806	$808	—%	(1)%	1%
Medical Surgical Products	437	441	(1)	(2)	1
SharpSafety Products	288	308	(6)	1	(7)
Original Equipment Manufacturer (OEM) Products	209	221	(5)	—	(5)
	$1,740	$1,778	(2)	(1)	(1)

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2012	2011
U.S.	$1,543	$1,560	(1)%	—%	(1)%
Non-U.S.	197	218	(10)	(7)	(3)
	$1,740	$1,778	(2)	(1)	(1)

Net sales for fiscal 2012 decreased $38 million to $1.740 billion, compared with $1.778 billion for fiscal 2011. The decrease in net sales for the segment was primarily driven by the extra selling week in the prior year, as well as, a decline in sales of SharpSafety Products resulting from lower sales of sharps disposals, needles and syringes. The decrease in sales of OEM products and woundcare products within Nursing Care also contributed to the overall decline. These decreases in net sales were partially offset by increased sales of incontinence and enteral feeding products within Nursing Care and higher sales of electrodes within Medical Surgical Products.

Operating income for fiscal 2012 decreased $33 million to $214 million, compared with $247 million for fiscal 2011. Our operating margin was 12.3% for fiscal 2012, compared with 13.9% for fiscal 2011. The decrease in operating income and margin primarily resulted from pricing pressure and, to a much lesser extent, increased freight costs. The decrease in operating income was also attributable to increases in general and administrative expenses, primarily resulting from higher benefit costs.
Net sales for Medical Supplies by groups of products for fiscal 2011 compared to fiscal 2010 are as follows:

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2011	2010
Nursing Care Products	$808	$783	3%	—%	3%
Medical Surgical Products	441	412	7	1	6
SharpSafety Products	308	320	(4)	—	(4)
Original Equipment Manufacturer (OEM) Products	221	208	6	—	6
	$1,778	$1,723	3	—	3

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	2011	2010
U.S.	$1,560	$1,514	3%	—%	3%
Non-U.S.	218	209	4	3	1
	$1,778	$1,723	3	—	3

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
Corporate
Corporate expenses were $382 million, $414 million and $419 million for fiscal 2012, 2011 and 2010, respectively. The decrease in corporate expenses in fiscal 2012, compared with fiscal 2011 was primarily due to lower finance departmental costs and decreased legal and environmental expenses. The timing of stock-based compensation expense recognition, and an overall decrease in annual stock-based compensation expense, also contributed to the decrease in corporate expenses in fiscal 2012. These decreases were partially offset by increases in benefit costs.
Non-Operating Items
Interest Expense and Interest Income
During fiscal 2012, 2011 and 2010, interest expense was $206 million, $203 million and $199 million, respectively. The slight increase in interest expense for fiscal 2012, compared with fiscal 2011, primarily resulted from the issuance of $1.25 billion of debt, partially offset by the $500 million repayment of higher interest rate debt, both of which occurred during the third quarter of fiscal 2012.
During the fourth quarter of fiscal 2010, we issued $1.5 billion in senior notes to finance a portion of the ev3 acquisition, which resulted in an increase in interest expense in fiscal 2011, compared with fiscal 2010. This increase was partially offset by the favorable impact of interest rate swaps entered into in fiscal 2011, the repayment of our $250 million 5.2% senior notes in October 2010 and the absence of $13 million of fees associated with a bridge financing obtained in fiscal 2010 in connection with the acquisition of ev3.
During fiscal 2012, 2011 and 2010, interest income was $16 million, $22 million and $22 million, respectively.
Other Income, net
During fiscal 2012, 2011 and 2010, we recorded other income, net of $25 million, $22 million and $40 million, respectively. Other income, net includes income and corresponding increases to our receivable from Tyco International and TE Connectivity of $30 million, $29 million and $43 million in fiscal 2012, 2011 and 2010, respectively, which reflect 58% of the interest and other income tax payable amounts recorded that are subject to the Tax Sharing Agreement discussed in note 20 to our consolidated financial statements. Other income, net for fiscal 2012 also includes a $9 million loss on early retirement of debt, which is discussed in "Liquidity and Capital Resources—Capitalization," partially offset by a gain on investments.
Income Tax Expense
Income tax expense was $347 million, $333 million and $363 million on income from continuing operations before income taxes of $2.249 billion, $2.216 billion and $1.926 billion for fiscal 2012, 2011 and 2010, respectively. Our effective tax rate was 15.4%, 15.0% and 18.8% for fiscal 2012, 2011 and 2010, respectively.

The increase in the effective tax rates for fiscal 2012, compared with fiscal 2011, primarily resulted from a favorable settlement reached with certain non-U.S. taxing authorities in fiscal 2011, compared to an unfavorable settlement reached with certain non-U.S. taxing authorities in fiscal 2012. The release of certain U.S. and non-U.S. uncertain tax positions due to statute expirations, which occurred in fiscal 2011, also contributed to the increase in the effective tax rates in fiscal 2012. In addition, the expiration of the U.S. research and development credit as of December 31, 2011 and the retroactive re-enactment of the 2010 credit during the first quarter of fiscal 2011, contributed to the increase in the current year effective tax rate. These increases were partially offset by the implementation of tax planning strategies, including the release of certain valuation allowances.
The decrease in the effective tax rate for fiscal 2011, compared with fiscal 2010, primarily resulted from a favorable settlement reached with certain non-U.S. taxing authorities and, to a lesser extent, the release of certain U.S. and non-U.S. uncertain tax positions due to statute expirations. In addition, the decrease in the effective tax rate resulted from an increase in earnings in lower tax jurisdictions, the retroactive reenactment of the U.S. research and development tax credit and the implementation of our tax planning strategies.
Discontinued Operations
Specialty Chemicals business—During fiscal 2010, we sold our Specialty Chemicals business within our Pharmaceuticals segment. We decided to sell this business because its products and customer bases were not aligned with our long-term strategic objectives. This business met the discontinued operations criteria, and accordingly is included in discontinued operations.
We received net cash proceeds of $273 million and recorded a $20 million pre-tax gain on the sale of our Specialty Chemicals business during fiscal 2010. Included within this gain is a $22 million charge associated with an indemnification, which we provided to the purchaser. In addition, we paid $30 million into an escrow account as collateral for this indemnification, of which $25 million remained in other assets on the consolidated balance sheet at September 28, 2012. Additional information regarding this indemnification is discussed in “Liquidity and Capital Resources—Guarantees.”
Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses—During fiscal 2012, we recorded a $12 million tax benefit related to the Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses that were sold in fiscal 2006 prior to our separation from Tyco International. This tax benefit resulted from statute expirations. In addition, during fiscal 2011 and 2010, we recorded a $9 million tax provision and a $20 million tax benefit, respectively, in discontinued operations. These amounts resulted from adjustments to certain income tax liabilities associated with the Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses.

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
A summary of our cash flows from operating, investing and financing activities is provided in the following table:

(Dollars in Millions)	2012	2011	2010
Net cash provided by (used in) continuing:
Operating activities	2,425	2,182	2,185
Investing activities	(1,678)	(480)	(3,195)
Financing activities	(383)	(1,771)	1,060
Net cash provided by discontinued operations	—	—	35
Effect of currency exchange rate changes on cash and cash equivalents	(1)	7	13
Net increase (decrease) in cash and cash equivalents	363	(62)	98

Operating Activities
Net cash provided by operating activities was $2.425 billion, $2.182 billion and $2.185 billion for fiscal 2012, 2011 and 2010, respectively.

Net cash provided by operating activities of $2.425 billion in fiscal 2012 was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization, partially offset by a net change in working capital of $232 million. The net change in working capital was driven largely by an increase in inventory of $275 million, partially offset by an increase in income taxes payable of $111 million. At the end of June 2012, we collected $248 million from the Spanish government, which related to 2011 and prior invoices. In addition, we made net indemnification payments of $37 million related to pre-separation tax matters under the Tax Sharing Agreement during fiscal 2012. In fiscal 2013, we expect to make net indemnification payments of approximately $23 million under the Tax Sharing Agreement.
Net cash provided by operating activities of $2.182 billion in fiscal 2011 was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization and deferred income taxes, partially offset by an increase of inventory of $203 million and a decrease in income taxes payable of $423 million. The decrease in income taxes payable primarily resulted from a $404 million advance payment that we made to the IRS in connection with the proposed settlements of U.S. tax audits for the years 1997 through 2004 and other non-U.S. audits. We were partially reimbursed by Tyco International and TE Connectivity for this payment under the Tax Sharing Agreement. In addition, we made indemnification payments to Tyco International and TE Connectivity under the Tax Sharing Agreement for tax matters in which they were the primary obligor. The total net payment made, including the advance payment to the IRS, was $248 million.
Net cash provided by operating activities of $2.185 billion in fiscal 2010 was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization and deferred income taxes. An increase of income taxes payable of $312 million also contributed to cash provided by continuing operating activities. These amounts were partially offset by a $200 million decrease in accrued and other current liabilities, largely driven by the payment of prior year legal settlements.

Investing Activities
Net cash used in investing activities was $1.678 billion, $480 million and $3.195 billion in fiscal 2012, 2011 and 2010, respectively.
Acquisitions and Divestitures—During fiscal 2012, we made acquisition-related payments totaling $1.134 billion, of which $327 million was for the acquisition of Oridion; $322 million was for the acquisition of BÂRRX; $243 million was for the acquisition of superDimension; and $242 million was for all other acquisitions.
During fiscal 2010, we made acquisition-related payments totaling $3.012 billion, of which $2.528 billion was for the acquisition of ev3; $291 million was for the acquisition of Somanetics; and $150 million was for the acquisition of Aspect. These amounts were somewhat offset by $263 million of net proceeds from divestitures, primarily related to the sale of our Specialty Chemicals business.

Capital Spending—Capital expenditures were $526 million, $467 million and $401 million in fiscal 2012, 2011 and 2010, respectively. For the full fiscal year 2013, we expect capital expenditures to be in the range of $550 million to $575 million.

Financing Activities
During fiscal 2012, net cash used in financing activities was $383 million, compared with net cash used in financing activities of $1.771 billion in fiscal 2011 and net cash used in financing activities of $1.060 billion in fiscal 2010.
Debt Issuances and Repayments—As discussed in "Capitalization," during fiscal 2012 we issued debt for net proceeds of approximately $1.24 billion. We used a portion of these proceeds to fund the redemption of all of our outstanding $500 million 5.5% notes due October 2012. In addition, during fiscal 2012, we received net proceeds of $95 million from the issuance of commercial paper.
During fiscal 2011, we used $282 million of cash to repay amounts outstanding under our commercial paper program and paid $250 million upon the maturity of our 5.2% senior notes.
During fiscal 2010, we issued $1.50 billion of debt for net proceeds of $1.489 billion, which we used to finance a portion of our acquisition of ev3. In addition, during fiscal 2010, we received net proceeds of $246 million under our commercial paper program.
Share Repurchases and Option Exercises—We repurchased approximately 17 million shares for $923 million in fiscal 2012, 19 million shares for $950 million in fiscal 2011 and 8 million shares for $325 million in fiscal 2010 under our share buyback programs. We also repurchase shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and to settle certain option exercises. We spent $9 million, $5 million and $6 million to acquire shares in connection with these share-based awards during fiscal 2012, 2011 and 2010, respectively. Share repurchases were somewhat offset by proceeds from options exercises of $241 million, $176 million and $107 million in fiscal 2012, 2011 and 2010, respectively.
Dividend Payments—Dividend payments were $434 million, $396 million and $360 million during fiscal 2012, 2011 and 2010, respectively. We expect our cash dividend payments to increase in fiscal 2013 as a result of the increase in our quarterly dividend rate discussed in "Dividends."
We returned 56%, 62%, and 32% of our operating cash flow to shareholders during fiscal 2012, 2011 and 2010, respectively, through a combination of both dividend payments and share repurchases. During fiscal 2012, 2011 and 2010, free cash flow returned to shareholders was 72%, 79%, and 39%, respectively.
Free cash flow, a non-GAAP measure, represents the cash that we have available to pursue opportunities that we believe enhance shareholder value. Management uses this non-GAAP financial measure, in addition to GAAP financial measures, to evaluate our operating results. It is also one of the performance metrics that determines management incentive compensation. This non-GAAP financial measure should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with GAAP. A reconciliation between net cash provided by operating activities (the most comparable GAAP measure) and free cash flow is as follows:

(Dollars in Millions)	2012	2011	2010
Net cash provided by operating activities	$2,425	$2,182	$2,185
Capital expenditures	(526)	(467)	(401)
Free cash flow	$1,899	$1,715	$1,784
Capitalization
Shareholders’ equity was $10.565 billion, or $22.38 per share, at September 28, 2012, compared with $9.817 billion, or $20.37 per share, at September 30, 2011. The increase in shareholders' equity was primarily due to net income of $1.905 billion and share options exercised of $249 million, partially offset by the repurchase of shares of $932 million and dividends declared of $448 million during fiscal 2012.

The following table contains several key measures to gauge our financial condition and liquidity at the end of each fiscal year:

(Dollars in Millions)	2012	2011
Cash and cash equivalents	$1,866	$1,503
Current maturities of long-term debt	509	11
Long-term debt	4,531	4,197
Total debt	5,040	4,208
Shareholders' equity	10,565	9,817
Debt-to-total capital ratio	32%	30%
On May 22, 2012, we issued $600 million aggregate principal amount of 1.4% senior notes due May 2015 and $650 million aggregate principal amount of 3.2% senior notes due June 2022. The notes are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd. The net proceeds of approximately $1.24 billion were used to fund the redemption of all of our outstanding $500 million 5.5% senior notes due October 2012 and for general corporate purposes. In connection with the redemption of our senior notes, we recorded a $9 million loss on early retirement of debt in other income, net during fiscal 2012.
We have a $1.50 billion five-year unsecured senior revolving credit facility, which expires in August 2016. In addition, we may increase this facility by up to $500 million to a maximum of $2.00 billion provided certain borrowing conditions are met. We are required to maintain an available unused balance under our $1.50 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. We had $210 million and $115 million of commercial paper outstanding at September 28, 2012 and September 30, 2011, respectively. No amount was outstanding under our credit facility at the end of either period.

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.
Dividends
On September 20, 2012, our Board of Directors increased our quarterly cash dividend from $0.225 per share to $0.26 per share. The dividend, which totaled $123 million, was paid on November 5, 2012 to shareholders of record on October 11, 2012. The timing, declaration and payment of future dividends to holders of our ordinary shares falls within the discretion of our Board of Directors and will depend upon many factors, including the statutory requirements of Irish law, our earnings and financial condition, the capital requirements of our businesses, industry practice and any other factors the Board of Directors deems relevant.
Share Repurchase Programs
We repurchase our ordinary shares from time to time based on market conditions, our cash flows and net debt level to offset dilution related to equity compensation plans or to utilize excess cash to enhance shareholder value. During fiscal 2011 and 2010, we completed our $1.0 billion share repurchase program and our $300 million share repurchase program, respectively. In August 2011, our Board of Directors authorized a $2.0 billion share repurchase program. As of September 28, 2012, $877 million remained outstanding under this program.

Commitments and Contingencies
Contractual Obligations
A summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable operating leases and other obligations at September 28, 2012 is presented in the following table.

(Dollars in Millions)	Total	2013	2014	2015	2016	2017	Thereafter
Debt(1)	$7,278	$701	$198	$1,192	$383	$172	$4,632
Capital lease obligations(1)	53	8	8	8	6	6	17
Operating leases	484	126	102	79	61	42	74
Purchase obligations(2)	239	168	26	22	22	—	1
Contingent consideration	108	41	59	8	—	—	—
Total contractual cash obligations	$8,162	$1,044	$393	$1,309	$472	$220	$4,724

(1)
Interest on debt and capital lease obligations are projected for future periods using interest rates in effect as of September 28, 2012. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

(2)	Purchase obligations consist of commitments for purchases of goods and services made in the normal course of business to meet operational and capital requirements.

The table above does not include other liabilities of $2.784 billion, primarily consisting of obligations under our pension and postretirement benefit plans, unrecognized tax benefits for uncertain tax positions and related accrued interest and penalties, environmental liabilities, insurable liabilities and obligations under our deferred compensation plan, because the timing of their future cash outflow is uncertain. The most significant of these liabilities are discussed below.

As of September 28, 2012, we had net unfunded pension and postretirement benefit obligations of $290 million and $91 million, respectively. While the timing and amounts of long-term funding requirements for pension and postretirement obligations are uncertain, in fiscal 2013 we expect to make contributions of $77 million and $8 million to our pension and postretirement benefit plans, respectively. Note 16 to our consolidated financial statements provides additional information regarding our retirement plans, including the related assumptions.

We have $1.163 billion of unrecognized tax benefits for uncertain tax positions and $548 million of related accrued interest and penalties. We are unable to reasonably estimate the amount and period in which these liabilities might be paid. Note 6 to our consolidated financial statements provides additional information regarding matters relating to income taxes, including unrecognized tax benefits.
We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. These projects relate to a variety of activities, including decontamination and decommissioning of radioactive materials and removal of solvents, metals and other hazardous substances from soil and groundwater. The ultimate cost of cleanup and timing of future cash flows is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 28, 2012, we believe that it is probable that we will incur investigation and remedial costs, including asset retirement obligations, of approximately $227 million, of which $19 million is included in accrued and other current liabilities and $208 million is included in other liabilities on our consolidated balance sheet at September 28, 2012. Note 22 to our consolidated financial statements provides additional information regarding environmental matters, including asset retirement obligations.
Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material effect on our financial condition. However, one or more of the proceedings could have a material effect on our results of operations or cash flows for a future period. Further information regarding our legal proceedings is provided in note 22 to our consolidated financial statements and in “Item 3—Legal Proceedings.”

Guarantees
We have guarantee commitments and indemnifications with Tyco International and TE Connectivity, which relate to certain contingent tax liabilities. We assumed and are responsible for 42% of these liabilities. Current and non-current liabilities totaling $613 million and $660 million relating to these guarantees were included on our consolidated balance sheet at September 28, 2012 and September 30, 2011, respectively. During fiscal 2012 and 2011, we made payments totaling $45 million and $55 million, respectively, to Tyco International and TE Connectivity, which represents the 42% reimbursement required pursuant to the Tax Sharing Agreement for applicable tax and interest payments made by Tyco International and TE Connectivity.
In disposing of assets or businesses, we often provide representations, warranties and indemnities to cover various risks, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. Except as discussed below, we generally do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that these uncertainties would have a material effect on our results of operations, financial condition or cash flows.
In connection with the sale of our Specialty Chemicals business, we provided the purchaser with an indemnification for various risks, including environmental, health, safety, tax and other matters, some of which have an indefinite term. However, the most significant portion of this indemnification relates to environmental, health and safety matters, which has a term of 17 years. A liability of $22 million relating to this indemnification was included on our consolidated balance sheet at both September 28, 2012 and September 30, 2011. The value of the environmental, health and safety guarantee was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. As of September 28, 2012, the maximum future payments we could be required to make under the indemnification provided to the purchaser is $77 million. In addition, we were required to pay $30 million into an escrow account as collateral, of which $25 million remained in other assets on our consolidated balance sheet at September 28, 2012.
We have recorded liabilities for known indemnifications included as part of environmental liabilities. In addition, we are liable for product performance; however in the opinion of management, such obligations will not significantly affect our results of operations, financial condition or cash flows.

We are required to provide the Nuclear Regulatory Commission financial assurance demonstrating our ability to cover the cost of decommissioning our Maryland Heights, Missouri radiopharmaceuticals production facility upon closure. We have provided this financial assurance in the form of a $58 million surety bond. In addition, we had various other outstanding letters of credit and guarantee totaling $207 million as of September 28, 2012.
Income Taxes
At September 28, 2012, we are the primary obligor to the taxing authorities for $1.696 billion of contingent tax liabilities that are recorded on our consolidated balance sheet, of which $1.352 billion relates to periods prior to our separation from Tyco International and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. However, the actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, some of which may not be resolved for several years.
In addition, pursuant to the terms of the Tax Sharing Agreement, we have recorded a receivable from Tyco International and TE Connectivity of $614 million as of September 28, 2012, substantially all of which is non-current. This amount primarily reflects 58% of our contingent tax liabilities that are subject to the Tax Sharing Agreement. If Tyco International and TE Connectivity default on their obligations to us under the Tax Sharing Agreement, however, we would be liable for the entire amount of such liabilities. Additional information regarding the Tax Sharing Agreement is provided in note 20 to our consolidated financial statements.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents, derivative financial instruments and accounts receivable. We invest our excess cash in deposits or money market funds and diversify the concentration of cash among different financial institutions that have at least an A credit rating. Counterparties to our derivative financial instruments are limited to major financial institutions with at least a Moody's and Standard & Poor's long-term debt rating of A/A2. While we do not require collateral or other security to be furnished by the counterparties to our derivative financial instruments, we minimize exposure to credit risk by dealing with a diversified group of major financial institutions and actively monitoring outstanding positions.

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
We routinely evaluate all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. While we have not incurred significant losses on government receivables, if the financial condition of customers or the countries’ healthcare systems continue to deteriorate such that their ability to make payments is uncertain, charges may be required in future periods.
Our aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy and Portugal and as a percent of our total outstanding accounts receivable at the end of each fiscal year are as follows:

(Dollars in Millions)	2012	2011	2010
Accounts receivable, net in Spain, Italy and Portugal	$391	$563	$457
Percentage of total accounts receivable, net	23%	32%	27%

Net sales to customers in Spain, Italy and Portugal totaled $645 million, $732 million and $690 million for fiscal 2012, 2011 and 2010, respectively. At the end of June 2012, we collected $248 million from the Spanish government, which related to 2011 and prior invoices. As of September 28, 2012, $28 million of the accounts receivable, net in Spain, Italy and Portugal were over 365 days past due.

Contingent Consideration
In connection with certain of our acquisitions, we may be required to pay future consideration that is contingent upon the achievement of certain revenue, regulatory or commercialization based milestones. As of the respective acquisition dates, we recorded contingent liabilities representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired businesses. We remeasure these liabilities each reporting period and record changes in the fair value in our consolidated statements of income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or changes in the expected probability and timing of achieving regulatory or commercialization milestones, as well as changes in discount rates. During fiscal 2012 and
2011, we recorded expense of $5 million and $4 million, respectively, representing the increases in the estimated fair value of these obligations.
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
We sell products both direct to end user customers and through distributors who resell the products to end user customers. Rebates are provided to certain distributors that sell to end user customers at prices determined in accordance with a contract between us and the end user customer. Provisions for rebates, as well as sales discounts and returns, are accounted for as a reduction of sales when revenue is recognized and are included in the reserve for returns, rebates and sales allowances within accounts receivable trade on our consolidated balance sheets. We estimate rebates based on sales terms, historical experience and trend analyses. In estimating rebates, we consider the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analyses, contractual commitments, including stated rebate rates, and other relevant information. We adjust reserves to reflect differences between estimated and actual experience, and record such adjustment as a reduction of sales in the period of adjustment. Historical adjustments to recorded reserves have not been significant and we do not expect significant revisions of these estimates in the future. Rebates charged against gross sales in fiscal 2012, 2011 and 2010 amounted to $3.436 billion, $3.409 billion, and $3.149 billion, respectively.
Intangible Assets—Intangible assets primarily consist of completed technology, customer relationships, trademarks and in-process research and development. We record intangible assets at cost and amortize certain of such assets using the straight-line method over ten to forty years. We review intangible assets for impairment by comparing the fair value of the assets, estimated using an income approach, with their carrying value. If the carrying value exceeds the fair value of the intangible asset, the amount recognized for impairment is equal to the difference between the carrying value of the asset and the present value of future cash flows. We assess the remaining useful life and the recoverability of finite-lived intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment at least annually.
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
We test goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. We utilize a two-step approach. The first step requires a comparison of the carrying value of the reporting units to the fair value of these units. We estimate the fair value of our reporting units through internal analyses and valuation, using an income approach based on the present value of future cash flows. If the carrying value of a reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying value. To determine the implied fair value of goodwill, we allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill. The results of our annual goodwill impairment test for fiscal 2012 showed that the fair value of each of our reporting units significantly exceeded their respective carrying values.
Contingencies—We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, patent infringement, product liability and environmental matters, as further discussed in note 22 to our consolidated financial statements. Accruals recorded for various contingencies including legal proceedings, self-insurance and other claims are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. When a range is established but a best estimate cannot be made, we record the minimum loss contingency amount. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are reevaluated each accounting period, as additional information is available. When we are initially unable to develop a best estimate of loss, we record the minimum amount of loss, which could be zero. As information becomes known, additional loss provision is recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount. We record receivables from third party insurers when we have determined that existing insurance policies will provide reimbursement. In making this determination, we consider applicable deductibles, policy limits and the historical payment experience of the insurance carriers.
Pension and Postretirement Benefits—Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. For our U.S. plans, we use a broad population of Moody’s AA-rated corporate bonds to determine the discount rate assumption. All bonds are non-callable, denominated in U.S. dollars and have a minimum amount outstanding of $250 million. This population of bonds was used to generate a yield curve and associated spot rate curve, to discount the projected benefit payments for the U.S. plans. The discount rate is the single level rate that produces the same result as the spot rate curve. For our non-U.S. plans, the discount rate is generally determined by reviewing country and region specific government and corporate bond interest rates. A decrease in the discount rate increases the present value of pension benefit obligations and increases pension expense. A 50 basis point decrease in the discount rate would increase our present value of pension obligations by approximately $72 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our annual pension expense by approximately $3 million.
Guarantees—We have guarantee commitments and indemnifications with Tyco International and TE Connectivity, which relate to certain contingent tax liabilities. These arrangements were valued upon separation from Tyco International using appraisals and a liability related to these guarantees was recorded. Each reporting period, we evaluate the potential loss which we believe is probable. To the extent such potential loss exceeds the amount of the liability recorded on our consolidated balance sheet, an adjustment is recorded to increase the liability to the amount of such potential loss. To date, this guarantee has not been amortized into income because there has been no predictable pattern of performance. As a result, the liability generally will be reduced upon release from our obligations, which may not occur for some years, or, as payments are made to indemnified parties. We consider the impact of such payments in our periodic evaluation of the sufficiency of the liability.
In addition, we have, from time to time, provided guarantees and indemnifications to unrelated parties. These guarantees have not been material to our consolidated financial statements. The most significant of these guarantees relates to an indemnification, which we provided to the purchaser of our Specialty Chemicals business, primarily related to environmental, health, safety, tax and other matters. As of September 28, 2012, we have a liability of $22 million on our consolidated balance sheet related to this indemnification; however, we could be required to make payments of up to $77 million. We periodically reassess our exposure and potential loss under these arrangements, and, in the event that an increase in the fair value of the guarantee occurs, a charge to income will be required.
Income Taxes—In determining income for financial statement purposes, we must make estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.
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
We have recorded significant valuation allowances in certain jurisdictions, which we intend to maintain until it appears to be more likely than not that some or all of those deferred tax assets will be realized. Our valuation allowances for deferred tax assets of $5.708 billion and $6.060 billion at September 28, 2012 and September 30, 2011, respectively, relate principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. Included in the valuation allowance at September 28, 2012 and September 30, 2011 is $5.405 billion and $5.679 billion, respectively, substantially all of which represents a full valuation allowance against certain non-U.S. net operating losses recorded in fiscal 2008 as a result of the receipt of a favorable tax ruling. It is highly unlikely that any of this net operating loss will be utilized.
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
Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued an amendment to goodwill impairment testing. This amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We are required to comply with this amendment beginning in the first quarter of fiscal 2013.
In July 2012, the FASB issued an amendment related to testing indefinite-lived intangible assets for impairment.
This amendment provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. If the company concludes otherwise, no further quantitative assessment is required. We are required to comply with this amendment beginning in the first quarter of fiscal 2013.
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
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material effect on our business. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in currency exchange rates, interest rates and commodity prices. In order to manage the volatility to our more significant market risks, we enter into derivative financial instruments such as forward currency exchange contracts.
Foreign Currency Exposures
Foreign currency risk arises from our investments in affiliates and subsidiaries owned and operated in foreign countries. Such risk is also a result of transactions with customers in countries outside the United States. We use foreign currency exchange forward and option contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions denominated in certain foreign currencies. Based on a sensitivity analysis of our existing contracts, a 10% appreciation of the U.S. dollar from market rates would increase the unrealized value of contracts on our consolidated balance sheet by $54 million and $44 million as of September 28, 2012 and September 30, 2011, respectively. A 10% depreciation of the U.S. dollar would decrease the unrealized value of contracts on our consolidated balance sheet by $65 million and $54 million as of September 28, 2012 and September 30, 2011, respectively. However, such gains or losses on these contracts would ultimately be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Item 8.	Financial Statements and Supplementary Data
The following consolidated financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for fiscal years ended September 28, 2012, September 30, 2011 and September 24, 2010
Consolidated Statements of Comprehensive Income for fiscal years ended September 28, 2012, September 30, 2011 and September 24, 2010
Consolidated Balance Sheets at September 28, 2012 and September 30, 2011
Consolidated Statements of Shareholders’ Equity for fiscal years ended September 28, 2012, September 30, 2011 and September 24, 2010
Consolidated Statements of Cash Flows for fiscal years ended September 28, 2012, September 30, 2011 and September 24, 2010
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
All other financial statements and schedules have been omitted since the information required to be submitted has been included in the consolidated financial statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.
Information on quarterly results of operations is set forth in note 24 to our consolidated financial statements.

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
Management assessed the effectiveness of our internal control over financial reporting as of September 28, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment, we believe that our internal controls over financial reporting were effective as of September 28, 2012.
Our internal control over financial reporting as of September 28, 2012 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K. Their report is also included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 28, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information concerning Directors, including committees of our Board of Directors, may be found under the captions “Proposal One—Election of Directors,” “Board of Directors and Board Committees,” and “Corporate Governance,” in our definitive proxy statement for our 2013 Annual General Meeting of Shareholders (the “2013 Proxy Statement”). Such information is incorporated herein by reference. Information regarding our executive officers is included at the end of Part 1 of this Annual Report on Form 10-K. The information in the 2013 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption “Corporate Governance” in our 2013 Proxy statement and is incorporated herein by reference.
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
Information concerning executive compensation may be found under the captions “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our 2013 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in our 2013 Proxy Statement set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information in our 2013 Proxy Statement set forth under the captions “Transactions with Related Persons” and “Corporate Governance—Independence of Nominees for Director” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information in our 2013 Proxy Statement set forth under the captions “Proposal Two—Appointment of Independent Auditors and Authorization of the Audit Committee to Set Their Remuneration,” “Audit and Audit Committee Matters” is incorporated herein by reference.

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

3.1	Memorandum and Articles of Association of Covidien plc, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 16, 2012).

3.2	Certificate of Incorporation of Covidien plc (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

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

4.1(h)
Seventh Supplemental Indenture, dated as of May 30, 2012, among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor), Covidien plc (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2012).

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

10.2	FY09 Grant U.S. Option Terms and Conditions (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008).(1)

10.3	FY09 Grant U.S. Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008).(1)

10.4
Form of Non-Competition, Non-Solicitation, and Confidentiality Agreement for executive officers and certain key employees, other than Richard J. Meelia (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on January 29, 2009).(1)

10.5	Covidien 2007 Stock and Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).(1)

10.6	Covidien Employee Stock Purchase Plan (as amended and restated) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).(1)

10.7
Deed Poll of Assumption relating to Covidien Ltd. Employee Equity Plans, dated June 4, 2009 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).(1)

10.8	Director Grant Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009).(1)

10.9	Founders’ Grant Standard Option Terms and Conditions (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).(1)

10.10
Covidien Severance Plan for U.S. Officers and Executives, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2010).(1)

10.11
Amended and Restated Covidien Change in Control Severance Plan for Certain U.S. Officers and Executives (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2011).(1)

10.12	Covidien Supplemental Savings and Retirement Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 26, 2010).(1)

10.13	Founders’ Grant Standard Option Terms and Conditions for Directors (Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).(1)

10.14	Form of Deed of Indemnification for Directors and Secretary of Covidien plc (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

10.15
Five-Year Senior Credit Agreement among Covidien International Finance S.A., Covidien plc, the lenders party thereto and Citibank, N.A., as administrative agent, dated as of August 9, 2011 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 15, 2011).

10.16	Form of Terms and Conditions of Option Award (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on January 26, 2010).(1)

10.17	Form of Terms and Conditions of Restricted Unit Award (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on January 26, 2010).(1)

10.18	Form of Terms and Conditions of Performance Unit Award (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on January 26, 2010).(1)

10.19
Form of Terms and Conditions of Performance Unit Award FY11-FY13 Asia Growth Incentive (Incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K filed on November 22, 2011).(1) (2)

10.20	Letter Agreement, dated as of February 9, 2012, by and between the Registrant and Mark Trudeau (filed herewith).(1) (3)

10.21	Non-Competition, Non-Solicitation, and Confidentiality Agreement, dated as of February 3, 2012, by and between the Company and Mark Trudeau (filed herewith).(1)

Exhibit Number	Exhibit

21.1	Subsidiaries of the registrant (filed herewith).

23.1	Consent of Deloitte and Touche LLP (filed herewith).

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials from the Covidien plc Annual Report on Form 10-K for the fiscal year ended September 28, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity (v) the Consolidated and Statements of Cash Flows and (vi) related notes.

(1)	Management contract or compensatory plan.

(2)	Confidential treatment granted as to certain terms in this agreement; these terms have been omitted from this filing and filed separately with the Securities and Exchange Commission.

(3)	Confidential treatment requested as to certain terms in this agreement; these terms have been omitted from this filing and filed separately with the Securities and Exchange Commission.

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

Dated: November 15, 2012
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

Name	Title	Date

/S/ JOSÉ E. ALMEIDA	Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 15, 2012
José E. Almeida

/S/ CHARLES J. DOCKENDORFF	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 15, 2012
Charles J. Dockendorff

/S/ RICHARD G. BROWN, JR.	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	November 15, 2012
Richard G. Brown, Jr.

/S/ JOY A. AMUNDSON	Director	November 15, 2012
Joy A. Amundson

/S/ CRAIG ARNOLD	Director	November 15, 2012
Craig Arnold

/S/ ROBERT H. BRUST	Director	November 15, 2012
Robert H. Brust

Name	Title	Date

/S/ JOHN M. CONNORS, JR.	Director	November 15, 2012
John M. Connors, Jr.

/S/ CHRISTOPHER J. COUGHLIN	Director	November 15, 2012
Christopher J. Coughlin

/S/ TIMOTHY M. DONAHUE	Director	November 15, 2012
Timothy M. Donahue

/S/ RANDALL J. HOGAN, III	Director	November 15, 2012
Randall J. Hogan, III

/S/ MARTIN D. MADAUS	Director	November 15, 2012
Martin D. Madaus

/S/ DENNIS H. REILLEY	Director	November 15, 2012
Dennis H. Reilley

/S/ JOSEPH A. ZACCAGNINO	Director	November 15, 2012
Joseph A. Zaccagnino

COVIDIEN PLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Covidien plc:
We have audited the accompanying consolidated balance sheets of Covidien plc and subsidiaries (collectively the “Company”) as of September 28, 2012 and September 30, 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended September 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company’s internal control over financial reporting as of September 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2012 and September 30, 2011, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in note 1 to the consolidated financial statements, in 2012, the Company changed its presentation of comprehensive income to conform to new authoritative guidance issued by the Financial Accounting Standards Board.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
November 15, 2012

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended September 28, 2012, September 30, 2011 and September 24, 2010
(in millions, except per share data)

	2012	2011	2010
Net sales	$11,852	$11,574	$10,429
Cost of goods sold	5,038	4,996	4,624
Gross profit	6,814	6,578	5,805
Selling, general and administrative expenses	3,686	3,527	3,219
Research and development expenses	623	554	447
Restructuring charges, net	91	122	76
Operating income	2,414	2,375	2,063
Interest expense	(206)	(203)	(199)
Interest income	16	22	22
Other income, net	25	22	40
Income from continuing operations before income taxes	2,249	2,216	1,926
Income tax expense	347	333	363
Income from continuing operations	1,902	1,883	1,563
Income (loss) from discontinued operations, net of tax	3	(15)	69
Net income	$1,905	$1,868	$1,632
Basic earnings per share:
Income from continuing operations	$3.96	$3.82	$3.13
Income (loss) from discontinued operations	0.01	(0.03)	0.14
Net income	3.96	3.79	3.26
Diluted earnings per share:
Income from continuing operations	$3.92	$3.79	$3.10
Income (loss) from discontinued operations	0.01	(0.03)	0.14
Net income	3.92	3.76	3.24
Weighted-average number of shares outstanding:
Basic	481	493	500
Diluted	486	497	504
Cash dividends declared per ordinary share	$0.94	$0.83	$0.74
See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years Ended September 28, 2012, September 30, 2011 and September 24, 2010
(in millions)

	2012	2011	2010
Net income	$1,905	$1,868	$1,632
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(93)	20	(150)
Unrecognized (loss) gain on benefit plans	(24)	21	(30)
Unrecognized gain on derivatives	4	7	1
Total other comprehensive (loss) income, net of tax	(113)	48	(179)
Comprehensive income	$1,792	$1,916	$1,453
See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED BALANCE SHEETS
At September 28, 2012 and September 30, 2011
(in millions, except share data)

	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$1,866	$1,503
Accounts receivable trade, less allowance for doubtful accounts of $40 and $39	1,702	1,744
Inventories	1,772	1,513
Prepaid expenses and other current assets	342	488
Deferred income taxes	590	525
Total current assets	6,272	5,773
Property, plant and equipment, net	2,872	2,705
Goodwill	8,542	7,683
Intangible assets, net	3,085	2,764
Due from former parent and affiliate	609	583
Other assets	877	866
Total Assets	$22,257	$20,374
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$509	$11
Accounts payable	589	576
Accrued and other current liabilities	1,814	1,813
Total current liabilities	2,912	2,400
Long-term debt	4,531	4,197
Income taxes payable	1,696	1,629
Guaranteed contingent tax liabilities	585	555
Deferred income taxes	828	745
Other liabilities	1,140	1,031
Total Liabilities	11,692	10,557
Commitments and contingencies (note 22)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 520,943,253 and 513,786,482 issued	104	103
Ordinary shares held in treasury at cost; 48,774,997 and 31,828,437	(2,368)	(1,436)
Additional paid-in capital	7,179	6,844
Retained earnings	5,365	3,908
Accumulated other comprehensive income	285	398
Total Shareholders’ Equity	10,565	9,817
Total Liabilities and Shareholders’ Equity	$22,257	$20,374
See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Fiscal Years Ended September 28, 2012, September 30, 2011 and September 24, 2010
(in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number	Par Value	Number	Amount
Balance at Balance at September 25, 2009	503	$101	(4)	$(155)	$6,344	$1,182	$529	$8,001
Net income	—	—	—	—	—	1,632	—	1,632
Other comprehensive loss, net of tax	—	—	—	—	—	—	(179)	(179)
Vesting of restricted shares	1	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(370)	—	(370)
Repurchase of shares	—	—	(8)	(331)	—	—	—	(331)
Share options exercised	3	—	—	2	110	—	—	112
Share-based compensation	—	—	—	—	91	—	—	91
Adjustments to income taxes assumed upon separation from Tyco International	—	—	—	—	18	—	—	18
Balance at Balance at September 24, 2010	507	101	(12)	(484)	6,563	2,444	350	8,974
Net income	—	—	—	—	—	1,868	—	1,868
Other comprehensive income, net of tax	—	—	—	—	—	—	48	48
Vesting of restricted shares	1	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(404)	—	(404)
Repurchase of shares	—	—	(19)	(955)	—	—	—	(955)
Share options exercised	5	2	—	3	182	—	—	187
Share-based compensation	—	—	—	—	99	—	—	99
Issuance and transfer of shares to treasury	1	—	(1)	—	—	—	—	—
Balance at Balance at September 30, 2011	514	103	(32)	(1,436)	6,844	3,908	398	9,817
Net income	—	—	—	—	—	1,905	—	1,905
Other comprehensive loss, net of tax	—	—	—	—	—	—	(113)	(113)
Vesting of restricted shares	1	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(448)	—	(448)
Repurchase of shares	—	—	(17)	(932)	—	—	—	(932)
Share options exercised	6	1	—	—	248	—	—	249
Share-based compensation	—	—	—	—	87	—	—	87
Balance at Balance at September 28, 2012	521	$104	(49)	$(2,368)	$7,179	$5,365	$285	$10,565
See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended September 28, 2012, September 30, 2011 and September 24, 2010
(in millions)

	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$1,905	$1,868	$1,632
(Income) loss from discontinued operations, net of tax	(3)	15	(69)
Income from continuing operations	1,902	1,883	1,563
Adjustments to reconcile net cash provided by continuing operating activities:
Depreciation and amortization	633	599	489
Share-based compensation	87	99	89
Deferred income taxes	(54)	100	(162)
Provision for losses on accounts receivable and inventory	50	73	76
(Gain) loss on divestitures, net	—	(11)	25
Other non-cash items	39	19	51
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	24	(9)	(7)
Inventories	(275)	(203)	(49)
Accounts payable	2	(13)	68
Income taxes	111	(423)	312
Accrued and other liabilities	(32)	69	(200)
Other	(62)	(1)	(70)
Net cash provided by continuing operating activities	2,425	2,182	2,185
Cash Flows From Investing Activities:
Capital expenditures	(526)	(467)	(401)
Acquisition-related payments, net of cash acquired	(1,134)	(13)	(3,012)
Acquisition of licenses and technology	(52)	(6)	(70)
Divestitures, net of cash retained by businesses sold	—	8	263
Sale of investments	31	17	54
Decrease (increase) in restricted cash	10	(2)	(29)
Other	(7)	(17)	—
Net cash used in continuing investing activities	(1,678)	(480)	(3,195)
Cash Flows From Financing Activities:
Net issuance (repayment) of commercial paper	95	(282)	246
Issuance of debt	1,240	—	1,489
Repayment of debt	(557)	(258)	(88)
Dividends paid	(434)	(396)	(360)
Repurchase of shares	(932)	(955)	(331)
Proceeds from exercise of share options	241	176	107
Payment of contingent consideration	(47)	(71)	—
Other	11	15	(3)
Net cash (used in) provided by continuing financing activities	(383)	(1,771)	1,060
Discontinued Operations:
Net cash provided by discontinued operating activities	—	—	46
Net cash used in discontinued investing activities	—	—	(11)
Net cash provided by discontinued operations	—	—	35
Effect of currency rate changes on cash	(1)	7	13
Net increase (decrease) in cash and cash equivalents	363	(62)	98
Cash and cash equivalents at beginning of year	1,503	1,565	1,467
Cash and cash equivalents at end of year	$1,866	$1,503	$1,565
Supplementary Cash Flow Information:
Interest paid	$210	$209	$175
Income taxes paid, net of refunds	$278	$675	$240
See Notes to Consolidated Financial Statements.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation—The accompanying financial statements reflect the consolidated operations of Covidien plc, a company incorporated in Ireland, and its subsidiaries. The consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates.
Separation from Tyco International Ltd—Effective June 29, 2007, Covidien became the parent company owning the former healthcare businesses of Tyco International Ltd. On June 29, 2007, Tyco International distributed all of its shares of Covidien, as well as its shares of its former electronics businesses (TE Connectivity Ltd.), to Tyco International shareholders.
Fiscal Year—The Company reports its results based on a “52-53 week” year ending on the last Friday of September. Fiscal 2012 and 2010 consisted of 52 weeks and ended on September 28, 2012 and September 24, 2010, respectively. Fiscal 2011 ended on September 30, 2011 and consisted of 53 weeks. The additional week in fiscal 2011 has been reflected in the Company’s fourth quarter.
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
The Company sells products both direct to end user customers and through distributors who resell the products to end user customers. Rebates are provided to certain distributors that sell to end user customers at prices determined in accordance with a contract between the Company and the end user customer. Provisions for rebates, as well as sales discounts and returns, are accounted for as a reduction of sales when revenue is recognized and are included in the reserve for returns, rebates and sales allowances within accounts receivable trade on the consolidated balance sheets. Rebates are estimated based on sales terms, historical experience and trend analyses. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific sales trend analyses, contractual commitments, including stated rebate rates, and other relevant information. The Company adjusts reserves to reflect differences between estimated and actual experience, and records such adjustment as a reduction of sales in the period of adjustment. Rebates charged against gross sales amounted to $3.436 billion, $3.409 billion and $3.149 billion in fiscal 2012, 2011 and 2010, respectively.
In certain circumstances, the Company enters into arrangements in which it provides multiple deliverables to its customers. Agreements with multiple deliverables are divided into separate units of accounting. Total revenue is first allocated among the deliverables based upon their relative fair values. Revenue is then recognized for each deliverable in accordance with the principles described above. Fair values are determined based on the prices at which the individual deliverables are regularly sold to other third parties.
Taxes collected from customers relating to product sales and remitted to governmental authorities are accounted for on a net basis. Accordingly, such taxes are excluded from both net sales and expenses.
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capitalized and amortized over the estimated useful life of the related product. Amounts capitalized for such costs are included in intangible assets, net of accumulated amortization.
Advertising—Advertising costs are expensed when incurred. Advertising expense was $64 million, $67 million and $65 million in fiscal 2012, 2011 and 2010, respectively, and is included in selling, general and administrative expenses.
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
Property, Plant and Equipment—Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Depreciation for property, plant and equipment assets, other than land and construction in progress, is based upon the following estimated useful lives, using the straight-line method:

Buildings and related improvements	2	to	40 years
Machinery and equipment	2	to	20 years
The Company capitalizes certain computer software and development costs incurred in connection with developing or obtaining software for internal use. These costs are included in machinery and equipment and are amortized over the estimated useful lives of the software.
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
The Company’s purchased research and development represents the estimated fair value as of the acquisition date of in-process projects that have not reached technological feasibility. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation of in-process research and development (IPR&D) is determined using the discounted cash flow method. In determining the value of IPR&D, the Company considers, among other factors, appraisals, the stage of completion of the projects, the technological feasibility of the projects, whether the projects have an alternative future use and the estimated residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives. The discount rate used is determined at the time of acquisition and includes a rate of return which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized.
The value attributable to IPR&D projects at the time of acquisition is capitalized as an indefinite-lived intangible asset and tested for impairment until the project is completed or abandoned. Upon completion of the project, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the indefinite-lived intangible asset is charged to expense.
Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to assets and liabilities assumed in a business combination. The Company tests goodwill for impairment during the fourth quarter of each year, or more frequently if impairment indicators arise. The Company utilizes a two-step approach. The first step requires a comparison of the carrying value of the reporting units to the fair value of these units. The Company estimates the fair value of its reporting units through internal analyses and valuation, utilizing an income approach based on the present value of future cash flows. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying value. To determine the implied fair value of goodwill, the Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.
Intangible assets acquired in a business combination are recorded at fair value, while intangible assets acquired in other transactions are recorded at cost. Intangible assets with finite useful lives are amortized using the straight-line method over the following estimated useful lives of the assets:

Completed technology	5	to	25 years
Customer relationships	3	to	30 years
Other	3	to	40 years
Amortization expense related to completed technology and certain other intangible assets is included in cost of goods sold, while amortization expense related to intangible assets that contribute to the Company's ability to sell, market and distribute products is included in selling, general and administrative expenses. The Company reviews intangible assets for impairment by comparing the fair value of the assets, estimated using an income approach, with their carrying value. If the carrying value exceeds the fair value of the intangible asset, the amount recognized for impairment is equal to the difference between the carrying value of the asset and the present value of future cash flows. The Company assesses the remaining useful life and the recoverability of finite-lived intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment at least annually.
Costs Associated with Exit Activities—The Company accrues employee termination costs associated with ongoing benefit arrangements, which includes benefits provided as part of the Company’s domestic severance policy or that are provided in accordance with international statutory requirements, if the obligation is attributed to prior services rendered, the rights to the benefits have vested and the payment is probable and the amount can be reasonably estimated. The Company generally records employee termination benefits that represent a one-time benefit into expense over the future service period, if any. In addition, in conjunction with an exit activity, the Company may offer voluntary termination benefits to employees. These benefits are recorded when the employee accepts the termination benefits and the amount can be reasonably estimated. Other costs associated with exit activities may include distributor cancellation fees, costs related to leased facilities to be abandoned or subleased and asset impairments.
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Guaranteed Tax Liabilities—The Company has guarantee commitments and indemnifications with Tyco International and TE Connectivity, which relate to certain contingent tax liabilities. These arrangements were valued upon separation from Tyco International using appraisals and a liability related to these guarantees was recorded. Each reporting period, the Company evaluates the potential loss which it believes is probable. To the extent such potential loss exceeds the amount of the liability recorded on the consolidated balance sheet, an adjustment is recorded to increase the liability to the amount of such potential loss. To date, this guarantee has not been amortized into income because there has been no predictable pattern of performance. As a result, the liability generally will be reduced upon the Company’s release from its obligations, which may not occur for some years, or, as payments are made to indemnified parties. The impact of such payments is considered in the periodic evaluation of the sufficiency of the liability.
Income Taxes—Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book and tax bases of assets and liabilities and operating loss carryforwards, using tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Recently Adopted Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (FASB) updated the accounting guidance related to fair value measurements. This amendment results in convergence of fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The Company adopted this amendment in fiscal 2012. The required disclosures regarding fair value measurements are presented in note 15.
In December and June 2011, the FASB issued an amendment to the requirements for the presentation of comprehensive income. Under this amendment, the Company can present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company early adopted this amendment in fiscal 2012 and elected to present this information in two separate statements.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Acquisitions and License Agreement

CNS Therapeutics, Inc.—On October 1, 2012, the Company's Pharmaceuticals segment acquired all of the outstanding equity of CNS Therapeutics, Inc., a pharmaceuticals company focused on developing and commercializing products for site-specific administration to the central nervous system to treat neurological disorders and chronic pain, for approximately $100 million. The acquisition of CNS Therapeutics complements and expands the Company's branded product portfolio.
Fiscal 2012 Acquisitions
MindFrame, Inc.—On July 2, 2012, the Company's Medical Devices segment acquired all of the outstanding equity of MindFrame, Inc., a designer and manufacturer of devices designed to optimize rapid perfusion and clot removal in the treatment of patients suffering from ischemic stroke, for total consideration of $72 million. The total consideration was comprised of a cash payment of $70 million (net of cash acquired of $4 million) and debt assumed of $2 million, which was subsequently repaid. The acquisition of MindFrame broadens the Company's product offerings for the treatment of acute ischemic stroke.
Oridion Systems Ltd.—On June 26, 2012, the Company's Medical Devices segment acquired all of the outstanding equity of Oridion Systems Ltd. (Oridion), a developer of patient monitoring systems, for a cash payment of $327 million (net of cash acquired of $10 million). The acquisition of Oridion complements the Company's existing product portfolio of pulse oximeters and monitoring products.
superDimension, Ltd.—On May 15, 2012, the Company's Medical Devices segment acquired all of the outstanding equity of superDimension, Ltd., a developer of minimally invasive interventional pulmonology devices, for total consideration of $286 million. The total consideration was comprised of an upfront cash payment of $243 million (net of cash acquired of $8 million), debt assumed of $21 million, which was subsequently repaid, and the fair value of contingent consideration of $22 million. Note 15 provides additional information regarding the contingent consideration. The acquisition of superDimension allows the Company to deliver more comprehensive solutions in the evaluation and treatment of lung disease.
Newport Medical Instruments, Inc.—On May 1, 2012, the Company's Medical Devices segment acquired all of the outstanding equity of Newport Medical Instruments, Inc. (Newport), a designer and manufacturer of ventilators, for total consideration of $101 million. The total consideration was comprised of a cash payment of $92 million (net of cash acquired of $2 million) and debt assumed of $9 million, which was subsequently repaid. The acquisition of Newport complements the Company's existing portfolio of acute care and home care ventilation solutions and broadens the Company's ventilation platforms.
Maya Medical—On April 20, 2012, the Company's Medical Devices segment acquired all of the outstanding equity of Maya Medical (Maya), a developer of a treatment for hypertension, for total consideration of $106 million. The total consideration was comprised of an upfront cash payment of $49 million, debt assumed of $10 million, which was subsequently repaid, and the fair value of contingent consideration of $47 million. Note 15 provides additional information regarding the contingent consideration. The acquisition of Maya expands the Company's ability to treat vascular diseases by allowing it to enter the hypertension market.
BÂRRX Medical, Inc.—On January 5, 2012, the Company's Medical Devices segment acquired all of the outstanding equity of BÂRRX Medical, Inc. (BÂRRX), a developer of bipolar radiofrequency ablation devices used in the treatment of Barrett's esophagus syndrome, for total consideration of $393 million. The total purchase consideration was comprised of an upfront cash payment of $322 million (net of cash acquired of $16 million) and the fair value of contingent consideration of $71 million, of which $50 million was paid during fiscal 2012. Note 15 provides additional information regarding the contingent consideration. The acquisition of BÂRRX expands the Company's ability to treat gastrointestinal diseases.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Allocation of Assets Acquired and Liabilities Assumed—The following amounts represent the fair value of the identifiable assets acquired and liabilities assumed:

(Dollars in millions)	Oridion	superDimension	BÂRRX	All Other	Total
Deferred tax assets (current)	$1	$26	$28	$8	$63
Other current assets(1)	64	20	28	38	150
Intangible assets	142	84	139	127	492
Goodwill (non-tax deductible)	178	237	264	193	872
Other assets	7	2	2	8	19
Total assets acquired	392	369	461	374	1,596
Contingent consideration (current)	—	11	56	20	87
Other current liabilities	16	50	6	30	102
Contingent consideration (non-current)	—	11	15	40	66
Deferred tax liabilities (non-current)	37	18	46	26	127
Other liabilities	2	28	—	10	40
Total liabilities assumed	55	118	123	126	422
Net assets acquired	$337	$251	$338	$248	$1,174

(1)
Amounts include $12 million, $5 million, $6 million and $11 million of accounts receivable for Oridion, superDimension, BÂRRX and all other acquisitions, respectively, which are also the gross contractual values. As of each acquisition date, the fair value of accounts receivable approximated carrying value.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted-Average Amortization Period
Oridion
Completed technology	$67	15 years
Customer relationships	75	11 years
	$142	13 years
superDimension
Completed technology	$47	11 years
Customer relationships	26	12 years
In-process research and development	9	Non-Amortizable
Trademarks	2	6 years
	$84	11 years
BÂRRX
Completed technology	$85	15 years
Customer relationships	54	11 years
	$139	13 years
All Other
Completed technology	$104	14 years
Customer relationships	7	7 years
In-process research and development	16	Non-Amortizable
	$127	13 years
Total
Completed technology	$303	14 years
Customer relationships	162	11 years
In-process research and development	25	Non-Amortizable
Trademarks	2	5 years
	$492	13 years

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

As of September 28, 2012, with the exception of BÂRRX, the Company had not yet finalized its deferred tax assets and liabilities for its fiscal 2012 acquisitions, the impact of which is not expected to have a material effect on the Company's financial condition.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Results—The amount of net sales and earnings included in the Company's fiscal 2012 results for each of the acquisitions discussed above were as follows:

(Dollars in Millions)
Net sales
Oridion	$20
superDimension	12
BÂRRX	29
All other	18
$79

Operating loss(1)
Oridion	$(18)
superDimension	(16)
BÂRRX	(20)
All other	(25)
$(79)

(1)	Amounts include restructuring charges, charges to cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition and transaction costs.
Acquisition-Related Costs—Acquisition-related costs incurred in fiscal 2012 for each of the acquisitions discussed above were as follows:

(Dollars in Millions)	Transaction Costs	Inventory Charges	Total
Oridion	$5	$8	$13
superDimension	9	1	10
BÂRRX	5	3	8
All other	1	5	6
Total acquisition-related costs	$20	$17	$37

Transaction costs were included in selling, general and administrative expenses and primarily consisted of advisory and legal fees. Inventory charges were included in cost of goods sold and resulted from the sale of acquired inventory that had been written up to fair value upon acquisition. In addition to these acquisition-related costs, during fiscal 2012, the Company recorded a $6 million gain on the sale of its non-controlling interest in superDimension, which was included in other income, net and $5 million of integration costs, which were included in restructuring charges, net.
Unaudited Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the acquisitions of Mindframe, Oridion, superDimension, Newport, Maya and BÂRRX had been completed as of the beginning of fiscal 2011. The pro forma financial information is based on the historical financial information for Covidien, Mindframe, Oridion, superDimension, Newport, Maya and BÂRRX and reflects the following pro forma adjustments:

•
Elimination of historical amortization expense and depreciation expense for each of the acquired companies and additional amortization and depreciation expense related to the fair value of intangible assets and property, plant and equipment acquired;

•	A decrease in interest income for cash used to fund the acquisitions and repay debt assumed;

•	Elimination of historical interest expense associated with debt assumed that was immediately repaid;

•
Elimination of direct acquisition transaction costs, restructuring charges and charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition from fiscal 2012 and inclusion of such items in fiscal 2011;

•	Elimination of the Company's gain on the sale of its 2% non-controlling interest in superDimension in fiscal 2012 and inclusion of such gain in fiscal 2011;

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Tax impact of all of the above adjustments; and

•
Elimination of the historical income tax expense for each of the acquired companies and inclusion of income tax expense on the historical results of each of the acquired companies using the respective jurisdictional tax rates.

(Dollars in Millions, Except per Share Data)	2012	2011
Net sales	$11,958	$11,745
Income from continuing operations	1,893	1,830
Net income	1,896	1,815
Basic earnings per share:
Income from continuing operations	$3.94	$3.71
Net income	3.94	3.68
Diluted earnings per share:
Income from continuing operations	$3.90	$3.68
Net income	3.90	3.65
The unaudited pro forma financial information above is not indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of fiscal 2011 or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of these companies.
License Agreement
On January 17, 2012, the Company's Medical Devices segment entered into an exclusive licensing agreement which grants Covidien product rights for two medical device patent and product candidates that are designed to remove peripheral artery blockages. This licensing arrangement included an upfront cash payment of $12 million, which was included in research and development expenses. In addition, during fiscal 2012, the Company made regulatory-related milestone payments of $15 million, which were capitalized as an intangible asset. Covidien may also be required to make additional payments of up to $50 million if certain regulatory and sales milestones are achieved.
Fiscal 2010 Acquisitions
ev3 Inc.—On July 12, 2010, the Company’s Medical Devices segment acquired all of the outstanding equity of ev3, a developer of technologies for the endovascular treatment of peripheral vascular and neurovascular diseases, for cash of $2.528 billion, net of cash acquired. The acquisition of ev3 expanded the Company’s vascular intervention product offerings and presence in the vascular market.

The following amounts represent the final fair value of the identifiable assets acquired and liabilities assumed:

(Dollars in Millions)
Cash and cash equivalents	$153
Inventories	112
Deferred tax assets (current)	220
Other current assets(1)	103
Intangible assets	1,245
Goodwill (non-tax deductible)	1,454
Other assets	104
Total assets acquired	3,391
Contingent consideration	71
Other current liabilities	159
Deferred tax liabilities (non-current)	468
Other liabilities	12
Total liabilities assumed	710
Net assets acquired	$2,681

(1)
This amount includes $91 million of accounts receivable. The gross contractual amount receivable was $99 million. As of the acquisition date, the fair value of accounts receivable approximated book value.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted- Average Amortization Period
Completed technology	$598	12 years
Customer relationships	505	20 years
In-process research and development	133	Non-amortizable
Trademarks	9	6 years
	$1,245	15 years
The in-process research and development projects are comprised of the following:

(Dollars in Millions)
Neurovascular projects	$70
Peripheral vascular projects	63
$133
The neurovascular projects primarily relate to flow diverters and coils, while the peripheral vascular projects primarily relate to stents and plaque excision products. As of the date of acquisition, these projects were in various stages of completion and were not considered to be technologically feasible. Design, testing, clinical trials and regulatory submission were required in order to bring these projects to completion. As of the acquisition date, the Company estimated that the total costs to complete these projects would be approximately $50 million. In addition, the Company expected that regulatory approvals would occur between 2011 and 2014. The Company determined the valuation of the in-process research and development using, among other factors, appraisals. The value was primarily based on the discounted cash flow method and was discounted at a 12% rate, which was considered commensurate with the risks and stages of development of the projects. Future residual cash flows that could be generated from the projects were determined based upon management’s estimate of future revenue and expected profitability of the projects and technologies involved. These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the projects to completion.
During fiscal 2011, the following projects received regulatory approval in at least one of the regions in which the Company operates:

•	Everflex+™ Self-Expanding Peripheral Stent System, a stent technology for the treatment of peripheral arterial disease in arteries surrounding and above the knee (approved in Europe);

•	TurboHawk™ Plaque Excision System for small vessels, a minimally-invasive treatment of peripheral arterial disease primarily used in small vessels below the knee;

•	Pipeline® Embolization Device, an endovascular treatment for large or giant wide-necked brain aneurysms;

•	Axium™ Next Generation Coil, an endovascular treatment for brain aneurysms; and

•	An extension of the Hyperform™ LE balloon catheter family to include new sizes.
Accordingly, these projects, which were valued at $64 million in aggregate, were reclassified to completed technology during fiscal 2011 and are being amortized over a weighted-average estimated useful life of 10 years.
During fiscal 2012, the following projects received regulatory approval in at least one of the regions in which the Company operates:

•	Everflex™ Self-Expanding Peripheral Stent System (approved in the United States);

•	Solitaire™ FR, a revascularization device intended to restore blood flow to the brain in patients suffering acute ischemic stroke by mechanically removing blood clots from blocked vessels;

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	SpiderFX™ Embolic Protection System for the treatment of severely calcified lesions used in conjunction with plaque excision in arteries of the lower extremities; and

•	Orion™ Micro Catheter for the delivery of agents or contrast media into the vasculature.
In addition to obtaining regulatory approvals for the projects identified above, in fiscal 2012, the Company completed certain required post-market clinical trials. Accordingly, projects valued at $34 million in aggregate, were reclassified to completed technology during fiscal 2012 and are being amortized over a weighted-average estimated useful life of 11 years.
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Results—The amount of net sales and earnings included in the Company’s results for fiscal 2010 for each of the acquisitions discussed above were as follows:

(Dollars in Millions)
Net sales
ev3	$99
Somanetics	8
Aspect	93
$200
Operating (loss) income(1)
ev3	$(65)
Somanetics	(3)
Aspect	7
$(61)

(1) Amounts include restructuring charges, charges to cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition and transaction costs.
Acquisition-Related Costs—Acquisition-related costs incurred in fiscal 2010 for each of the acquisitions discussed above were as follows:

(Dollars in Millions)	Transaction Costs	Inventory Charges	Total
ev3	$29	$33	$62
Somanetics	2	—	2
Aspect	8	6	14
Total acquisition-related costs	$39	$39	$78
Transaction costs were included in selling, general and administrative expenses and primarily related to advisory and legal fees. Inventory charges were included in cost of goods sold and resulted from the sale of acquired inventory that had been written up to fair value upon acquisition. In addition to these acquisition-related costs, during fiscal 2010, the Company recorded $20 million of integration costs related to acquisitions. Note 4 provides additional information regarding these charges.
Unaudited Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the acquisitions of ev3, Somanetics and Aspect had been completed as of the beginning of fiscal 2009. The pro forma financial information is based on the historical financial information for Covidien, ev3, Somanetics and Aspect and reflects the following pro forma adjustments:

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

•
Elimination of direct acquisition transaction costs, restructuring charges and charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition from fiscal 2010;

•	Tax impact of all of the above adjustments using the Company’s effective tax rate;

•
Elimination of the historical income tax expense for each of the acquired companies and additional income tax expense on the historical results of each of the acquired companies using the Company’s effective tax rate.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Millions, Except per Share Data)	2010
Net sales	$10,870
Income from continuing operations	1,594
Net income	1,659
Basic earnings per share:
Income from continuing operations	$3.19
Net income	3.32
Diluted earnings per share:
Income from continuing operations	$3.16
Net income	3.29
The unaudited pro forma financial information above is not indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of fiscal 2009 or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of these companies.
3. Discontinued Operations and Divestitures
Discontinued Operations
Specialty Chemicals business—During fiscal 2010, the Company sold the Specialty Chemicals business within its Pharmaceuticals segment. The Company decided to sell this business because its products and customer bases were not aligned with the Company’s long-term strategic objectives. This business met the discontinued operations criteria, and accordingly is included in discontinued operations for all periods presented.
The Company received net cash proceeds of $273 million and recorded a $20 million pre-tax gain on the sale of its Specialty Chemicals business during fiscal 2010. Included within this gain was a $22 million charge associated with an indemnification that was provided to the purchaser. In addition, the Company paid $30 million into an escrow account as collateral for this indemnification, which is discussed further in note 13.
Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses—During fiscal 2012, the Company recorded a $12 million tax benefit related to the Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses that were sold in fiscal 2006 prior to the Company’s separation from Tyco International. This tax benefit resulted from statute expirations. In addition, during fiscal 2011 and 2010, the Company recorded a $9 million tax provision and a $20 million tax benefit, respectively, in income (loss) on disposition of discontinued operations. These amounts resulted from adjustments to certain income tax liabilities associated with the Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses.
Retail Products segment—In fiscal 2008, the Company sold its Retail Products segment. During fiscal 2010, the Company recorded a $7 million pre-tax adjustment to the loss on sale of its Retail Products segment as a result of an unfavorable contract settlement.
Financial information—Net sales, income from operations and income (loss) on disposition for discontinued operations are as follows:

(Dollars in Millions)	2012	2011	2010
Net sales	$—	$—	$400
Income from operations, net of tax provision of $—, $— and $28	$—	$—	$31
Income (loss) on disposition, net of tax provision (benefit) of $(12), $6 and $(25)	3	(15)	38
Income (loss) from discontinued operations, net of tax	$3	$(15)	$69
Divestitures
During fiscal 2010, the Company sold its sleep and oxygen therapy product lines, both of which were formerly included in the Medical Devices segment. In addition, in fiscal 2010, the Company sold its nuclear pharmacies in the United States,

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which was formerly included in the Pharmaceuticals segment. Selling, general and administrative expenses for fiscal 2010 includes a net loss on divestitures of $25 million, primarily related to the sale of the sleep therapy product line.
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
Net restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

(Dollars in Millions)	2012	2011	2010
Medical Devices	$76	$112	$34
Pharmaceuticals	19	10	11
Medical Supplies	3	1	31
Corporate	6	8	—
Restructuring and related charges, net	104	131	76
Less: accelerated depreciation	(13)	(9)	—
Restructuring charges, net	$91	$122	$76

Net restructuring and related charges are comprised of the following:

(Dollars in Millions)	2012	2011	2010
Acquisition-related restructuring actions(1)	$17	$30	$20
2011 program	84	51	—
2009 and 2007 programs	3	50	56
Restructuring and related charges, net	104	131	76
Less: non-cash charges, including accelerated depreciation	(16)	(18)	(3)
Total charges expected to be settled in cash	$88	$113	$73

(1)	In fiscal 2012, approximately $5 million of restructuring charges related to fiscal 2012 acquisitions. All other charges related to fiscal 2010 acquisitions.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes cash activity for restructuring reserves related to acquisitions:

(Dollars in Millions)	Employee Severance and Benefits	Other	Total
Balance at September 25, 2009	$—	$—	$—
Charges	17	4	21
Changes in estimate	(1)	—	(1)
Cash payments	(7)	(2)	(9)
Balance at September 24, 2010	9	2	11
Charges(2)	11	20	31
Changes in estimate	(2)	(1)	(3)
Cash payments	(8)	(19)	(27)
Balance at September 30, 2011	10	2	12
Charges(3)	9	10	19
Changes in estimate	(2)	(1)	(3)
Cash payments	(6)	(4)	(10)
Other	—	1	1
Balance at September 28, 2012	$11	$8	$19

(2)	Substantially all of the amounts included in other charges for fiscal 2011 related to the cancellation of distributor and supplier agreements.

(3)	Substantially all of the amounts included in other charges for fiscal 2012 related to facility closures.
The following table summarizes cash activity for restructuring reserves related to the 2011, 2009 and 2007 programs, substantially all of which relates to employee severance and benefits:

(Dollars in Millions)	2011 Program	2009 and 2007 Programs	Total
Balance at September 25, 2009	$—	$65	$65
Charges	—	56	56
Changes in estimate	—	(3)	(3)
Cash payments	—	(48)	(48)
Currency translation and other	—	(4)	(4)
Balance at September 24, 2010	—	66	66
Charges	47	59	106
Changes in estimate	—	(21)	(21)
Cash payments	(1)	(52)	(53)
Currency translation	(1)	—	(1)
Balance at September 30, 2011	45	52	97
Charges	75	3	78
Changes in estimate	(2)	(4)	(6)
Cash payments	(41)	(18)	(59)
Currency translation	(1)	—	(1)
Balance at September 28, 2012	$76	$33	$109
During fiscal 2011, the Company reversed $24 million of restructuring reserves primarily under the 2009 program, $10 million of which resulted from the determination that one of the restructuring actions within the Medical Supplies segment was no longer cost effective.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net restructuring and related charges, including associated asset impairments, incurred cumulative to date related to the 2011 program are as follows:

(Dollars in Millions)	2011 Program
Medical Devices	$92
Pharmaceuticals	31
Corporate	12
Total	$135
In addition, net restructuring and related charges incurred cumulative to date for actions associated with acquisitions by the Company's Medical Devices segment were $67 million.
At the end of fiscal 2012 and 2011, restructuring reserves are reported on the Company’s consolidated balance sheets as follows:

(Dollars in Millions)	2012	2011
Accrued and other current liabilities	$89	$66
Other liabilities	39	43
Restructuring reserves	$128	$109
5. Other Income, Net

(Dollars in Millions)	2012	2011	2010
Income under Tax Sharing Agreement (note 20)	$30	$29	$43
Loss on early retirement of debt (note 12)	(9)	—	—
Gain (loss) on investments, net	4	(7)	(3)
Other income, net	$25	$22	$40
Income under Tax Sharing Agreement represents the increase to the receivable from Tyco International and TE Connectivity. These amounts reflect 58% of the interest and other income tax payable amounts recorded during each period that are subject to the Tax Sharing Agreement.
6. Income Taxes
Significant components of income taxes related to continuing operations are as follows:

(Dollars in Millions)	2012	2011	2010
Current:
United States:
Federal	$237	$44	$308
State	15	2	36
Non-U.S.	149	187	181
Current income tax provision	401	233	525
Deferred:
United States:
Federal	(72)	92	(87)
State	1	25	(12)
Non-U.S.	17	(17)	(63)
Deferred income tax provision	(54)	100	(162)
	$347	$333	$363

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-U.S. income from continuing operations before income taxes was $1.715 billion, $1.917 billion and $917 million for fiscal 2012, 2011 and 2010, respectively.
The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes on continuing operations is as follows:

(Dollars in Millions)	2012	2011	2010
Notional U.S. federal income taxes at the statutory rate	$787	$776	$674
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	16	32	11
Rate differences between non-U.S. and U.S. jurisdictions(1)	(516)	(543)	(450)
Valuation allowances	(67)	8	(63)
Adjustments to accrued income tax liabilities and uncertain tax positions	81	28	145
Withholding tax, net	8	8	25
Other	38	24	21
Provision for income taxes	$347	$333	$363

(1)	Excludes non-deductible charges and other items that are broken out separately in the table.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(Dollars in Millions)	2012	2011	2010
Balance at beginning of fiscal year	$1,466	$1,553	$1,354
Additions related to current year tax positions	28	27	108
Additions related to prior period tax positions	67	101	152
Reductions related to prior period tax positions	(25)	(139)	(36)
Settlements	(91)	(56)	(2)
Lapse of statute of limitations	(20)	(20)	(23)
Balance at end of fiscal year	1,425	1,466	1,553
Cash advance paid in connection with proposed settlements	(262)	(262)	—
Balance at end of fiscal year, net of cash advance paid	$1,163	$1,204	$1,553
 During fiscal 2011, the Company made a $404 million advance payment to the IRS in connection with the proposed settlement of certain tax matters arising from the 1997 through 2000 and 2001 through 2004 U.S. audit cycles. This payment was comprised of $262 million of tax, $137 million of interest and $5 million of penalties.
The Company had unrecognized tax benefits that would impact the effective tax rate of $1.199 billion, $1.256 billion and $1.358 billion as of September 28, 2012, September 30, 2011 and September 24, 2010, respectively. In addition, $226 million, $210 million and $195 million for fiscal 2012, 2011 and 2010, respectively would be offset by the write off of related deferred and other tax assets, if recognized. During fiscal 2012, the Company accrued $49 million of interest and had a net decrease in penalties, the amount of which was not significant. During fiscal 2011, the Company accrued $77 million of interest and had a net decrease in penalties of $18 million. During fiscal 2010, the Company accrued $98 million of interest and $5 million of penalties. The total amount of accrued interest related to uncertain tax positions was $541 million, $492 million and $552 million at September 28, 2012, September 30, 2011 and September 24, 2010, respectively. In addition, the total amount of accrued penalties related to uncertain tax positions was $7 million, $8 million and $31 million at September 28, 2012, September 30, 2011 and September 24, 2010, respectively. Non-current income taxes payable also includes anticipated refunds and other items not related to uncertain tax positions.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the end of fiscal 2012 and 2011, income taxes receivable (payable), prepaid income taxes and deferred income tax charges are reported in the following consolidated balance sheet captions in the amounts shown:

(Dollars in Millions)	2012	2011
Prepaid expenses and other current assets	$74	$160
Other assets	167	177
Income taxes payable (current)	(53)	(97)
Income taxes payable (non-current)	(1,696)	(1,629)
	$(1,508)	$(1,389)
The Company’s and its subsidiaries income tax returns are periodically examined by various tax authorities. The IRS continues to audit the Company’s U.S. federal income tax returns for the years 2008 and 2009. Open periods for examination also include certain periods during which the Company was a subsidiary of Tyco International. The resolution of these matters is subject to the conditions set forth in the Tax Sharing Agreement. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation from Tyco International. The Company has potential liabilities related to these income tax returns and has included its best estimate of potential liabilities for these years within the current and non-current taxes payable. With respect to these potential income tax liabilities from all of these years, Covidien believes that the amounts recorded in its consolidated financial statements as current or non-current taxes payable are adequate.
The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect Covidien’s income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. With respect to the outstanding issue that remains in dispute relating to certain intercompany debt, Tyco International has indicated that settlement is unlikely. In the event that Tyco International is unable to resolve this issue in the IRS administrative process, Tyco International will likely contest certain adjustments related to disallowed deductions through litigation. While Covidien believes that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a significant effect on the consolidated financial statements.
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 28, 2012, a summary of tax years that remain subject to examination in the Company’s major tax jurisdictions are as follows:

Jurisdiction	Earliest Year Open
United States—federal and state	1996
Australia	2008
Canada	2004
France	2000
Germany	2003
Ireland	2008
Italy	2005
Japan	2006
Mexico	2003
Netherlands	2005
Switzerland	2004
United Kingdom	2009

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred tax asset (liability) at the end of each fiscal year are as follows:

(Dollars in Millions)	2012	2011
Deferred tax assets:
Accrued liabilities and reserves	$453	$455
Tax loss and credit carryforwards	5,934	6,224
Inventories	100	105
Postretirement benefits	126	127
Federal and state benefit of uncertain tax positions	270	261
Deferred compensation	91	97
Other	122	111
	7,096	7,380
Deferred tax liabilities:
Property, plant and equipment	(289)	(300)
Intangible assets	(975)	(876)
Investment in partnership	(175)	(185)
	(1,439)	(1,361)
Net deferred tax asset before valuation allowances	5,657	6,019
Valuation allowances	(5,708)	(6,060)
Net deferred tax asset (liability)	$(51)	$(41)
Deferred taxes are reported in the following consolidated balance sheet captions in the amounts shown:

(Dollars in Millions)	2012	2011
Deferred income taxes (current assets)	$590	$525
Other assets	193	182
Accrued and other current liabilities	(6)	(3)
Deferred income taxes (non-current liabilities)	(828)	(745)
Net deferred tax asset (liability)	$(51)	$(41)

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 28, 2012, the Company had approximately $20.349 billion of net operating loss carryforwards in certain non-U.S. jurisdictions, of which $19.260 billion have no expiration, and the remaining $1.089 billion will expire in future years through 2032. Included in these net operating loss carryforwards are $18.769 billion of net operating losses related to a subsidiary of the Company, substantially all of which were recorded in fiscal 2008 as a result of the receipt of a favorable tax ruling from certain non-U.S. taxing authorities. The Company has recorded a full valuation allowance against this net operating loss as management believes that it is highly unlikely that any of this net operating loss will be utilized. The Company had $330 million of U.S. federal net operating loss carryforwards and $195 million of U.S. federal capital loss carryforwards at September 28, 2012, which will expire during fiscal 2013 through 2032. For U.S. state purposes, the Company had $829 million of net operating loss carryforwards and $73 million of capital loss carryforwards at September 28, 2012, which will expire during fiscal 2013 through 2033.
At September 28, 2012, the Company also had $46 million of tax credits available to reduce future income taxes payable, primarily in jurisdictions within the United States, of which $22 million have no expiration, and the remainder expires during fiscal 2013 through 2032.

The valuation allowances for deferred tax assets of $5.708 billion and $6.060 billion at September 28, 2012 and September 30, 2011, respectively, relate principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.
At September 28, 2012, the Company had certain potential non-U.S. tax attributes that had not been recorded in the consolidated financial statements. These attributes include $12.791 billion of non-U.S. special deductions with an indefinite carryforward period. The Company has treated these amounts as special deductions for financial statement purposes since utilization is contingent upon the annual performance of certain economic factors. The Company intends to recognize the applicable portion of the special deduction annually at an estimated tax rate of between 1% and 3% when and if these economic factors are met.
During fiscal 2012, 2011 and 2010, the Company provided for U.S. and non-U.S. income and withholding taxes in the amount of $7 million, $6 million and $26 million, respectively, on earnings that were or are intended to be repatriated. In general, the remaining earnings of the Company’s subsidiaries are considered to be permanently reinvested. Income taxes are not provided on undistributed earnings of U.S. and non-U.S. subsidiaries that are either indefinitely reinvested or can be distributed on a tax free basis. As of September 28, 2012 and September 30, 2011, the cumulative amount of such undistributed earnings was $3.9 billion and $3.6 billion, respectively. Determining the tax liability that would arise if these earnings were remitted is not practicable.
7. Earnings per Share
The weighted-average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

(In Millions)	2012	2011	2010
Basic shares	481	493	500
Effect of share options and restricted shares	5	4	4
Diluted shares	486	497	504
The computation of diluted earnings per share for fiscal 2012, 2011 and 2010 excludes approximately 3 million, 6 million and 9 million shares, respectively, of options and restricted share awards because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met.
8. Inventories
At the end of fiscal 2012 and 2011, inventories were comprised of:

(Dollars in Millions)	2012	2011
Purchased materials and manufactured parts	$359	$316
Work in process	355	310
Finished goods	1,058	887
Inventories	$1,772	$1,513

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate reductions in the carrying value of inventories that were still on hand at September 28, 2012 and September 30, 2011, that were deemed to be excess, obsolete, slow-moving or, in any other fashion had a carrying value in excess of market, were $128 million and $148 million, respectively.
9. Property, plant and equipment
At the end of fiscal 2012 and 2011, property, plant and equipment at cost and accumulated depreciation were:

(Dollars in Millions)	2012	2011
Land	$138	$134
Buildings and related improvements	1,512	1,402
Machinery and equipment	3,655	3,396
Construction in progress	475	403
Accumulated depreciation	(2,908)	(2,630)
Property, plant and equipment, net	$2,872	$2,705
The amounts above include property under capital lease of $67 million and $69 million at September 28, 2012 and September 30, 2011, respectively, primarily consisting of buildings. Accumulated amortization of capitalized lease assets was $55 million and $54 million at the end of fiscal 2012 and 2011, respectively. In addition, machinery and equipment includes capitalized software costs of $454 million and $407 million at September 28, 2012 and September 30, 2011, respectively. Accumulated amortization of capitalized software was $292 million and $259 million at the end of fiscal 2012 and 2011, respectively.
Depreciation expense, including amounts related to capitalized leased assets and demonstration equipment, was $409 million, $397 million and $360 million in fiscal 2012, 2011 and 2010, respectively. Demonstration equipment is included in other assets on the consolidated balance sheets.
10. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for fiscal 2011 and 2012 were as follows:

(Dollars in Millions)	Medical Devices	Pharmaceuticals	Medical Supplies	Total
Goodwill at September 24, 2010	$6,778	$508	$389	$7,675
Currency translation and other	8	—	—	8
Goodwill at September 30, 2011	6,786	508	389	7,683
Acquisitions	872	—	—	872
Currency translation	(13)	—	—	(13)
Goodwill at September 28, 2012	$7,645	$508	$389	$8,542

The gross carrying amount and accumulated amortization of intangible assets at the end of fiscal 2012 and 2011 were as follows:

	2012		2011
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,577	$906	$2,208	$761
Customer relationships	960	155	801	108
Other	345	149	329	131
Total	$3,882	$1,210	$3,338	$1,000
Non-Amortizable:
Trademarks	$354		$357
In-process research and development	59		69
Total	$413		$426

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible asset amortization expense for fiscal 2012, 2011 and 2010 was $224 million, $202 million and $129 million, respectively. The estimated aggregate amortization expense is expected to be as follows:

(Dollars in Millions)
Fiscal 2013	$250
Fiscal 2014	248
Fiscal 2015	247
Fiscal 2016	242
Fiscal 2017	238

11. Accrued and Other Current Liabilities
At the end of fiscal 2012 and 2011, accrued and other current liabilities were comprised of:

(Dollars in Millions)	2012	2011
Accrued payroll and employee benefits	$490	$468
Sales tax payable	149	154
Dividends payable	123	109
Accrued distributor fees	109	108
Restructuring reserves	89	66
Accrued interest	82	84
Income taxes payable	53	97
Guaranteed contingent tax liabilities	28	105
Other	691	622
Accrued and other current liabilities	$1,814	$1,813

12. Debt
At the end of fiscal 2012 and 2011, debt was comprised of:

(Dollars in Millions)	2012	2011
Current maturities of long-term debt:
1.9% senior notes due June 2013	$500	$—
Capital lease obligations	6	6
Other	3	5
Total	509	11
Long-term debt:
Commercial paper program	210	115
5.5% senior notes due October 2012	—	500
1.9% senior notes due June 2013	—	500
1.4% senior notes due May 2015	600	—
2.8% senior notes due June 2015	400	400
6.0% senior notes due October 2017	1,150	1,150
4.2% senior notes due June 2020	600	600
3.2% senior notes due June 2022	650	—
6.6% senior notes due October 2037	850	850
Capital lease obligations	37	43
Other	34	39
Total	4,531	4,197
Total debt	$5,040	$4,208

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 22, 2012, Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary of the Company, issued $600 million aggregate principal amount of 1.4% senior notes due May 2015 and $650 million aggregate principal amount of 3.2% senior notes due June 2022. The notes are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd. The net proceeds of $1.24 billion were used to fund the redemption of CIFSA's $500 million 5.5% senior notes due October 2012 and for general corporate purposes. In connection with the redemption of the senior notes, the Company recorded a $9 million loss on early retirement of debt in other income, net during fiscal 2012.
CIFSA has a $1.5 billion five-year unsecured senior revolving credit facility expiring in August 2016. CIFSA may increase this facility by up to $500 million to a maximum of $2.0 billion provided certain borrowing conditions are met. Borrowings under this credit facility bear interest, at the Company’s option, at a base rate or LIBOR, plus a margin dependent on the Company’s credit ratings. CIFSA is required to pay a facility fee between 7.5 to 25 basis points, depending on its credit rating, on the aggregate unused amount under the facility. The credit facility agreement contains a covenant limiting the Company’s ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which are considered restrictive to the Company’s operations. Borrowings under this credit facility are fully and unconditionally guaranteed by Covidien plc. No amount was outstanding under this credit facility at September 28, 2012 or September 30, 2011.
CIFSA also has a commercial paper program. The notes issued under this program are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd. Proceeds from the sale of the notes are used for working capital and other corporate purposes. The weighted-average interest rate on the notes outstanding under the commercial paper program was 0.5% and 0.4% at September 28, 2012 and September 30, 2011, respectively. CIFSA is required to maintain an available unused balance under its revolving credit facility sufficient to support amounts outstanding under the commercial paper program.

The aggregate amounts of debt, including capital lease obligations, maturing during the next five fiscal years and thereafter are as follows:

(Dollars in Millions)
Fiscal 2013	$509
Fiscal 2014	15
Fiscal 2015	1,009
Fiscal 2016	218
Fiscal 2017	8
Thereafter	3,281
13. Guarantees
In disposing of assets or businesses, the Company often provides representations, warranties and indemnities to cover various risks including, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. Except as discussed below, the Company generally does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the Company has no reason to believe that these uncertainties would have a material effect on its results of operations, financial condition or cash flows.
In connection with the sale of the Specialty Chemicals business, the Company provided the purchaser with an indemnification for various risks, including environmental, health, safety, tax and other matters, some of which have an indefinite term. However, the most significant portion of this indemnification relates to environmental, health and safety matters, which has a term of 17 years. A liability of $22 million relating to this indemnification was included on the Company’s consolidated balance sheets at both September 28, 2012 and September 30, 2011. The value of the environmental, health and safety guarantee was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. As of September 28, 2012, the maximum future payments the Company could be required to make under the indemnification provided to the purchaser is $77 million. The Company was required to pay $30 million into an escrow account as collateral for this indemnification, of which $25 million and $30 million remained in other assets on the consolidated balance sheet at September 28, 2012 and September 30, 2011, respectively.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has recorded liabilities for known indemnifications included as part of environmental liabilities, which are discussed in note 22. In addition, the Company is liable for product performance; however in the opinion of management, such obligations will not significantly affect the Company’s results of operations, financial condition or cash flows.

The Company is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Maryland Heights, Missouri radiopharmaceuticals production facility upon closure. The Company has provided this financial assurance in the form of a $58 million surety bond. In addition, the Company had various other outstanding letters of credit and guarantee totaling $207 million as of September 28, 2012.
Upon separation from Tyco International, the Company entered into certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, which are discussed in note 20.

14. Derivative Instruments
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
Cash Flow Hedges—During fiscal 2007, CIFSA entered into a series of forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of fixed rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated in fiscal 2007 and fiscal 2008 prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective, accordingly, the loss that resulted upon termination of the rate locks was recorded in accumulated other comprehensive income and is being amortized to interest expense over the terms of the notes. As of September 28, 2012 and September 30, 2011, the amount of this loss that remained in accumulated other comprehensive income was $40 million and $45 million, respectively.
Foreign Exchange Exposure
Derivatives not Designated as Hedging Instruments—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro and yen, as well as approximately 20 other currencies. The Company generally manages its exposure for forecasted transactions for the upcoming 12 months. All forward and option contracts are recorded on the consolidated balance sheet at fair value. At September 28, 2012, the Company had foreign currency forward and option contracts outstanding with a notional amount of $925 million. These contracts do not meet the necessary criteria to qualify for hedge accounting; accordingly, changes in fair value are recognized in earnings.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and amount of net (loss) gain on foreign exchange forward and option contracts not designated as hedging instruments and related hedged items were as follows:

(Dollars in Millions)	2012	2011	2010
Cost of goods sold	$(3)	$(23)	$19
Selling, general and administrative expenses	—	(13)	6
	$(3)	$(36)	$25

Fair Value of Derivative Instruments
The fair value of foreign exchange forward and option contracts not designated as hedging instruments are included in the following consolidated balance sheet captions in the amounts shown at the end of each fiscal year:

(Dollars in Millions)	2012	2011
Derivative Assets:
Prepaid expenses and other current assets	$14	$40
Accrued and other current liabilities	7	1
	$21	$41
Derivative Liabilities:
Prepaid expenses and other current assets	$3	$5
Accrued and other current liabilities	27	24
	$30	$29
15. Financial Instruments and Fair Value Measurements
Fair value is defined as the exit price that would be received from the sale of an asset or paid to transfer a liability, using assumptions that market participants would use in pricing an asset or liability. The fair value guidance establishes a three-level hierarchy, which maximizes the use of observable inputs and minimizes the use of unobservable inputs used in measuring fair value. The levels within the hierarchy are as follows:

Level 1—observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2—significant other observable inputs that are observable either directly or indirectly; and

Level 3—significant unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at September 28, 2012:

(Dollars in Millions)	Total	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency contracts	$21	$—	$21	$—
Debt and equity securities held in rabbi trust	36	21	15	—
Total assets at fair value	$57	$21	$36	$—
Liabilities
Foreign currency contracts	$30	$—	$30	$—
Deferred compensation liabilities	103	—	103	—
Contingent consideration	108	—	—	108
Total liabilities at fair value	$241	$—	$133	$108

The following table provides a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011:

(Dollars in Millions)	Total	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency contracts	$41	$—	$41	$—
Debt and equity securities held in rabbi trust	33	15	18	—
Total assets at fair value	$74	$15	$59	$—
Liabilities
Foreign currency contracts	$29	$—	$29	$—
Deferred compensation liabilities	93	—	93	—
Total liabilities at fair value	$122	$—	$122	$—
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingent consideration—During fiscal 2012, the Company recorded contingent consideration of $47 million upon the acquisition of Maya Medical. This contingent consideration, which could total a maximum of $170 million, consists of $70 million in milestone payments related to the commercialization of a radiofrequency energy-based renal denervation device (RF Device) and $100 million in milestone payments related to a device that delivers a chemical agent to cause renal denervation (Drug Device), both of which are for the treatment of hypertension.
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
During fiscal 2012, the Company recorded contingent consideration of $71 million upon the acquisition of BÂRRX and an additional $4 million upon the achievement of health insurance coverage targets for procedures utilizing BÂRRX devices. The Company paid $50 million of this contingent consideration during fiscal 2012, $47 million of which was included within financing activities and the remainder of which was included within operating activities in the consolidated statement of cash flows.
During fiscal 2012, the Company recorded contingent consideration of $22 million upon the acquisition of superDimension. This contingent consideration, which could total a maximum of $50 million, is based on the achievement of sales targets.
In addition, during fiscal 2012, the Company recorded contingent consideration of $13 million upon the acquisition of another business. This contingent consideration, which could total $20 million, is based on the achievement of sales targets.

In connection with the fiscal 2010 acquisition of ev3, the Company assumed an agreement to pay milestone-based contingent payments of up to $75 million upon the U.S. Food and Drug Administration pre-market approval of the Pipeline® Embolization Device. This amount was paid during fiscal 2011, $71 million of which was included within financing activities and the remainder of which was included within operating activities in the consolidated statement of cash flows.

The fair values of contingent consideration are based on significant unobservable inputs, including management estimates and assumptions, and were measured based on the probability-weighted present value of the payments expected to be made. Accordingly, the fair values of contingent consideration have been classified as level 3 within the fair value hierarchy. These liabilities are re-measured each reporting period and changes in the fair values are included in the consolidated statements of income. Following are reconciliations of the changes in the fair value of contingent consideration:

(Dollars in Millions)	2012	2011
Balance at beginning of period	$—	$71
Acquisition date fair value of contingent consideration	153	—
Change in fair value included in selling, general and administrative expenses	5	4
Payments	(50)	(75)
Balance at end of period	$108	$—
Financial Instruments Not Measured at Fair Value
The fair value of cash and cash equivalents approximate carrying value since cash equivalents consist of liquid investments with a maturity of three months or less (level 1). The fair value of restricted cash is equivalent to its carrying value of $50 million and $60 million as of September 28, 2012 and September 30, 2011, respectively (level 1). The Company’s life insurance contracts are carried at cash surrender value (level 3). The fair value of these contracts approximates the carrying

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of $88 million at both September 28, 2012 and September 30, 2011. The fair value of long-term debt, including both current and non-current maturities, is based upon quoted prices in active markets for similar instruments (level 2) and was approximately $5.835 billion and $4.781 billion at September 28, 2012 and September 30, 2011, respectively. It is not practicable to estimate the fair value of the Company’s guaranteed contingent tax liability and the related amounts due to or from former parent and affiliate.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, derivative financial instruments and accounts receivable. The Company invests its excess cash in deposits or money market funds and diversifies the concentration of cash among different financial institutions that have at least an A credit rating. Counterparties to the Company’s derivative financial instruments are limited to major financial institutions with at least a Moody's and Standard & Poor's long-term debt rating of A/A2. While the Company does not require collateral or other security to be furnished by the counterparties to its derivative financial instruments, it minimizes exposure to credit risk by dealing with a diversified group of major financial institutions and actively monitoring outstanding positions.
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
The Company has not incurred significant losses on government receivables; however, during fiscal 2010, as a result of the Greek government’s plan to repay certain of its past due receivables through the issuance of non-interest bearing bonds, the Company recorded a $19 million charge to write-down certain of its accounts receivable in Greece. In fiscal 2011, the Company received $98 million in non-interest bearing bonds from the Greek government. The Company sold substantially all of these bonds for proceeds of $71 million during fiscal 2011. As a result of the sale, the Company recorded a $4 million gain, net of the $29 million of reserves that had previously been established on the related receivables.
The Company routinely evaluates all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries’ healthcare systems continue to deteriorate such that their ability to make payments is uncertain, additional allowances may be required in future periods.
The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy and Portugal and as a percent of the Company’s total accounts receivable at the end of each fiscal year are as follows:

(Dollars in Millions)	2012	2011	2010
Accounts receivable, net in Spain, Italy and Portugal	$391	$563	$457
Percentage of total accounts receivable, net	23%	32%	27%
Net sales to customers in Spain, Italy and Portugal totaled $645 million, $732 million and $690 million in fiscal 2012, 2011 and 2010, respectively. At the end of June 2012, the Company collected $248 million from the Spanish government, which related to 2011 and prior invoices. As of September 28, 2012, $28 million of the accounts receivable, net in Spain, Italy and Portugal were over 365 days past due.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Retirement Plans
Defined Benefit Pension Plans—The Company sponsors a number of defined benefit retirement plans covering certain of its U.S. and non-U.S. employees.
The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans is as follows:

	U.S. Plans			Non-U.S. Plans
(Dollars in Millions)	2012	2011	2010	2012	2011	2010
Service cost	$4	$4	$6	$16	$18	$14
Interest cost	25	28	30	17	16	16
Expected return on plan assets	(30)	(31)	(29)	(13)	(13)	(12)
Amortization of prior service cost	—	1	2	—	—	—
Amortization of net actuarial loss	21	19	20	4	5	3
Plan settlements	—	11	7	—	—	—
Curtailments	—	2	—	—	1	1
Special termination benefits	—	—	2	—	—	—
Net periodic benefit cost	$20	$34	$38	$24	$27	$22
Weighted-average assumptions used to determine net pension cost during the year:
Discount rate	4.4%	4.9%	5.5%	4.4%	4.2%	5.3%
Expected return on plan assets	7.4%	7.4%	7.4%	4.4%	4.6%	5.2%
Rate of compensation increase	2.8%	2.8%	2.8%	3.5%	3.6%	3.6%

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the changes in benefit obligations, plan assets and the net amounts recognized on the consolidated balance sheet for all U.S. and non-U.S. defined benefit plans at the end of fiscal 2012 and 2011:

	U.S. Plans		Non-U.S. Plans
(Dollars in Millions)	2012	2011	2012	2011
Change in benefit obligations:
Projected benefit obligations at beginning of year	$603	$608	$396	$384
Service cost	4	4	16	18
Interest cost	25	28	17	16
Employee contributions	—	—	2	2
Actuarial loss (gain)	54	27	46	(16)
Benefits and administrative expenses paid	(45)	(34)	(19)	(16)
Plan settlements	—	(30)	(1)	(2)
Currency translation	—	—	(7)	10
Projected benefit obligations at end of year	$641	$603	$450	$396
Change in plan assets:
Fair value of plan assets at beginning of year	$430	$447	$288	$259
Actual return on plan assets	73	17	31	12
Employer contributions	28	30	19	27
Employee contributions	—	—	2	2
Benefits and administrative expenses paid	(45)	(34)	(19)	(16)
Plan settlements	—	(30)	(1)	(2)
Currency translation	—	—	(5)	6
Fair value of plan assets at end of year	$486	$430	$315	$288
Funded status at end of year	$(155)	$(173)	$(135)	$(108)
Amounts recognized on the consolidated balance sheet:
Non-current assets	$3	$1	$16	$26
Current liabilities	(3)	(3)	(3)	(3)
Non-current liabilities	(155)	(171)	(148)	(131)
Net amount recognized on the consolidated balance sheet	$(155)	$(173)	$(135)	$(108)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$(220)	$(229)	$(89)	$(66)
Prior service (cost) credit	—	(1)	7	7
Net amount recognized in accumulated other comprehensive income	$(220)	$(230)	$(82)	$(59)
Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	3.5%	4.4%	3.6%	4.4%
Rate of compensation increase	—%	2.8%	3.5%	3.5%
The estimated net actuarial losses for pension benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2013 is expected to be $20 million and $4 million for the Company’s U.S. and non-U.S. plans, respectively.

For the Company’s U.S. plans, the discount rate is based on the market rate for a broad population of Moody’s AA-rated corporate bonds over $250 million. For the Company’s non-U.S. plans, the discount rate is generally determined by reviewing country and region specific government and corporate bond interest rates.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information related to the Company's U.S. and non-U.S. pension plans at the end of fiscal 2012 and 2011 was as follows:

	U.S. Plans		Non-U.S. Plans
(Dollars in Millions)	2012	2011	2012	2011
Accumulated benefit obligation	$641	$603	$412	$358
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$627	$588	$299	$245
Fair value of plan assets	$468	$415	$180	$139
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$627	$588	$339	$301
Fair value of plan assets	$468	$415	$188	$166
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
The Company’s U.S. pension plans have a target allocation of either 59% equity securities and 41% debt securities or 33% equity securities and 67% debt securities, depending on the status and duration of liabilities of the plan. Various asset allocation strategies are in place for non-U.S. pension plans depending upon local law, status, funding level and duration of liabilities. The weighted-average target allocation for the Company’s non-U.S. pension plans at the end of fiscal 2012 is as follows:

Equity securities	35%
Debt securities	50
Cash and other	15
Total	100%

Pension plans have the following weighted-average asset allocations at the end of each fiscal year:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Equity securities	49%	47%	33%	32%
Debt securities	49	51	52	52
Cash and cash equivalents	1	1	1	1
Other	1	1	14	15
Total	100%	100%	100%	100%

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of plan assets held by the Company’s U.S. plans that are measured at fair value on a recurring basis at the end of fiscal 2012:

(Dollars in Millions)	Total	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities:
U.S. small mid cap	$31	$31	$—
U.S. large cap	133	133	—
International	75	75	—
Debt securities:
Diversified fixed income funds(1)	202	202	—
High yield bonds	21	21	—
Emerging market debt	16	16	—
Other	8	6	2
Total	$486	$484	$2
The following table provides a summary of plan assets held by the Company’s U.S. plans that are measured at fair value on a recurring basis at the end of fiscal 2011:

(Dollars in Millions)	Total	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities:
U.S. small mid cap	$26	$26	$—
U.S. large cap	117	117	—
International	60	60	—
Debt securities:
Diversified fixed income funds(1)	184	184	—
High yield bonds	23	23	—
Emerging market debt	13	13	—
Other	7	5	2
Total	$430	$428	$2

(1)	Diversified fixed income funds consist of U.S. Treasury bonds, mortgage-backed securities, corporate bonds, asset-backed securities and U.S. agency bonds.
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of plan assets held by the Company’s non-U.S. plans that are measured at fair value on a recurring basis at the end of fiscal 2012:

(Dollars in Millions)	Total	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large cap	$17	$—	$17	$—
International	85	12	73	—
Debt securities:
U.S. corporate debt	3	—	3	—
International corporate debt	19	—	19	—
International government bonds	33	2	31	—
Insurance contracts	133	—	16	117
Diversified/co-mingled funds	13	4	9	—
Other	12	2	6	4
Total	$315	$20	$174	$121
The following table provides a summary of plan assets held by the Company’s non-U.S. plans that are measured at fair value on a recurring basis at the end of fiscal 2011:

(Dollars in Millions)	Total	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large cap	$13	$—	$13	$—
International	79	11	68	—
Debt securities:
International corporate debt	19	—	19	—
International government bonds	30	1	29	—
Insurance contracts	125	—	15	110
Diversified/co-mingled funds	11	4	7	—
Other	11	1	9	1
Total	$288	$17	$160	$111
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
Insurance contracts—Insurance contracts held by the Company’s non-U.S. plans are issued by well-known, highly rated insurance companies. Insurance contracts classified as level 2 are guaranteed investment contracts, for which the fair value is determined by reference to quoted market prices for similar instruments. The fair value of insurance contracts classified as level 3 is based on negotiated value and the underlying investments, as well as, the credit worthiness of the issuer. The underlying investments are government, asset-backed and fixed income securities.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table provides a summary of the changes in the fair value measurements that used significant unobservable inputs (level 3) for fiscal 2011 and 2012:

(Dollars in Millions)	Insurance Contracts	Other	Total
Balance at September 24, 2010	$86	$1	$87
Net unrealized gains	21	—	21
Net purchases, sales and issuances	3	—	3
Balance at September 30, 2011	110	1	111
Net unrealized gains	16	—	16
Net purchases, sales and issuances	(3)	3	—
Currency translation	(6)	—	(6)
Balance at September 28, 2012	$117	$4	$121
Covidien shares are not a direct investment of the Company’s pension funds; however, the pension funds may indirectly include Covidien shares. The aggregate amount of the Covidien shares would not be material relative to the total pension fund assets.
The Company’s funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates, as well as, to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will make contributions of $77 million to its U.S. and non-U.S. pension plans in fiscal 2013.
Benefit payments expected to be paid, reflecting future expected service as appropriate, are as follows:

(Dollars in Millions)	U.S. Plans	Non-U.S. Plans
Fiscal 2013	$75	$17
Fiscal 2014	47	15
Fiscal 2015	46	16
Fiscal 2016	44	18
Fiscal 2017	43	19
Fiscal 2018–2022	196	109
Defined Contribution Retirement Plans—The Company maintains one active tax-qualified 401(k) retirement plan in the United States, which provides for an automatic Company contribution of three percent of an eligible employee’s pay. The Company also makes a matching contribution generally equal to 50% of each employee’s elective contribution to the plan up to six percent of the employee’s eligible pay. The total Company contribution to the plan was $98 million, $86 million and $79 million for fiscal 2012, 2011 and 2010, respectively.
Deferred Compensation Plans—As discussed in note 15, the Company maintains one active non-qualified deferred compensation plan in the United States, which permits eligible employees to defer a portion of their compensation. Deferred compensation expense for each period presented was insignificant.
Rabbi Trusts and Other Investments—The Company maintains several rabbi trusts, the assets of which may be used to pay retirement benefits. The trusts primarily hold life insurance policies and debt and equity securities. The value of the assets held by these trusts was $88 million and $85 million at September 28, 2012 and September 30, 2011, respectively, which were included in other assets on the consolidated balance sheets. The rabbi trust assets, which are consolidated, are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. Plan participants are general creditors of the Company with respect to these benefits. In addition, the Company has additional insurance contracts which serve as collateral

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for certain non-U.S. pension plan benefits amounting to $35 million and $37 million at September 28, 2012 and September 30, 2011, respectively. These amounts were also included in other assets on the consolidated balance sheets.
Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than retirement plan benefits for its employees. However, certain acquired operations provide postretirement medical benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide eligibility for such benefits.
The net periodic benefit (credit) cost for postretirement benefit plans is as follows:

(Dollars in Millions)	2012	2011	2010
Service cost	$—	$—	$1
Interest cost	3	5	6
Amortization of prior service cost	(9)	(9)	(6)
Amortization of net actuarial (gain) loss	(2)	1	—
Curtailments	—	(5)	—
Net periodic benefit (credit) cost	$(8)	$(8)	$1
Weighted-average assumptions used to determine net pension cost during the year:
Discount rate	4.2%	4.6%	5.4%
The following table presents the components of the accrued postretirement benefit obligations, all of which are unfunded, at the end of fiscal 2012 and 2011:

(Dollars in Millions)	2012	2011
Change in benefit obligations:
Projected benefit obligations at beginning of year	$90	$125
Interest cost	3	5
Actuarial loss (gain)	5	(19)
Benefits paid	(7)	(7)
Plan amendments	—	(17)
Curtailments	—	3
Projected benefit obligations at end of year	$91	$90
Amounts recognized on the consolidated balance sheet:
Current liabilities	$(8)	$(9)
Non-current liabilities	(83)	(81)
Total amount recognized on the balance sheet	$(91)	$(90)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$1	$8
Prior service credit	19	28
Net amount recognized in accumulated other comprehensive income	$20	$36
Weighted-average assumptions used to determine postretirement benefit obligations at year end:
Discount rate	3.2%	4.2%
The estimated prior service credit and net actuarial gain for postretirement benefit plans that will be amortized from accumulated comprehensive income into net periodic benefit cost in fiscal 2013 aggregate $10 million.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Healthcare cost trend assumptions are as follows:

	2012	2011
Healthcare cost trend rate assumed for next fiscal year	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline	4.5%	4.5%
Fiscal year the ultimate trend rate is achieved	2029	2029
A one-percentage-point increase in assumed healthcare cost trend rates would increase the accumulated postretirement benefit obligation as of September 28, 2012 by $4 million. Similarly, a one-percentage-point decrease in assumed healthcare cost trend rates would decrease the accumulated postretirement benefit obligation as of September 28, 2012 by $4 million.
The Company expects to make contributions to its postretirement benefit plans of $8 million in fiscal 2013.

Benefit payments expected to be paid, reflecting future expected service as appropriate, are as follows:

(Dollars in Millions)
Fiscal 2013	$8
Fiscal 2014	8
Fiscal 2015	8
Fiscal 2016	7
Fiscal 2017	7
Fiscal 2018–2022	28
17. Equity
Preference Shares—Covidien has authorized 125,000,000 preference shares, par value of $0.20 per share, none of which were issued at September 28, 2012 or September 30, 2011. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise with respect to the preference shares may be determined by Covidien’s Board of Directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends prior to any payment to the ordinary shareholders.
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
The following table presents the number of shares and dollar amount of repurchases made under each of the Company’s repurchase programs by fiscal year and the amount available for repurchase as of September 28, 2012:

(In Millions)	2011 Share Repurchase Program		2010 Share Repurchase Program		2009 Share Repurchase Program
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Authorized repurchase amount		$2,000		$1,000		$300
Repurchases:
Fiscal 2012	16.8	923	—	—	—	—
Fiscal 2011	4.0	200	14.9	750	—	—
Fiscal 2010	—	—	6.6	250	1.5	75
Fiscal 2009	—	—	—	—	6.0	225
Remaining amount available		$877		$—		$—
The Company also repurchases shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. In addition, the Company repurchases shares to settle certain option exercises. During fiscal 2012, 2011 and 2010, $9 million, $5 million and $6 million, respectively, was spent to acquire shares in connection with share-based awards.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends—Covidien paid cash dividends totaling $434 million, $396 million and $360 million during fiscal 2012, 2011 and 2010, respectively. On September 20, 2012, the Board of Directors declared a quarterly cash dividend of $0.26 per share to shareholders of record on October 11, 2012. The dividend, totaling $123 million, was paid on November 5, 2012.
Adjustment to Additional Paid-in Capital—During fiscal 2010, following an analysis of certain income tax liabilities allocated to the Company related to Tyco International’s former Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses, the Company recorded an $18 million increase to additional paid-in capital.
18. Share Plans
Stock Compensation Plans
The Company’s amended and restated 2007 Stock and Incentive Plan provides a maximum of 35 million ordinary shares to be issued as stock options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, restricted stock, deferred stock units, promissory stock and other stock-based awards, excluding approximately 17 million ordinary shares that had been issued prior to the amendment.
Equity-Based Compensation—Compensation costs related to share-based transactions are recognized in the consolidated financial statements based on fair value. Total equity-based compensation cost for fiscal 2012 was $90 million and has been included in selling, general and administrative expenses. Total equity-based compensation cost for fiscal 2011 was $101 million, of which $96 million has been included in selling, general and administrative expenses, and the remainder has been included in restructuring charges, net. Total equity-based compensation related to continuing operations was $91 million for fiscal 2010 and has been included in selling, general and administrative expenses. The Company recognized a related tax benefit associated with its equity-based compensation arrangements of $29 million, $32 million and $30 million during fiscal 2012, 2011 and 2010, respectively. The excess cash tax benefit classified as a financing cash inflow for fiscal 2012, 2011 and 2010 was $12 million, $16 million and $7 million, respectively.
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
Option activity and information is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding at September 30, 2011	19,198,590	$41.57
Granted	4,983,339	46.63
Exercised	(5,961,775)	40.18
Expired/Forfeited	(1,371,492)	45.82
Outstanding at September 28, 2012	16,848,662	43.21	6.88	273
Vested and unvested expected to vest as of September 28, 2012	15,788,204	43.05	6.76	259
Exercisable at September 28, 2012	7,094,575	40.95	4.82	131
As of September 28, 2012, there was $59 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.4 years.
The Company uses the Black-Scholes pricing model to estimate the fair value of options on the date of grant. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The expected volatility assumption is based on the historical and implied volatility of the Company’s peer group with similar business models. The expected life assumption is based on the contractual and vesting term of the option, employee exercise patterns and employee post-vesting termination behavior. The expected annual dividend per share is based on the Company’s dividend rate on the date of grant. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average assumptions used in the Black-Scholes pricing model for options granted during each year, along with the weighted-average grant-date fair values, were as follows:

	2012	2011	2010
Expected stock price volatility	28.0%	27.0%	27.0%
Risk-free interest rate	1.2%	1.9%	2.3%
Expected annual dividend per share	$0.90	$0.80	$0.72
Expected life of options (years)	5.7	5.4	5.3
Fair value per option	$10.28	$9.71	$11.24
The total intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $81 million, $86 million and $52 million, respectively. The related tax benefit for fiscal 2012, 2011 and 2010 was $26 million, $25 million and $11 million, respectively.
Restricted Stock Units—Recipients of restricted stock units (RSUs) have no voting rights and receive dividend equivalent units which vest upon the vesting of the related shares. RSUs generally vest in equal annual installments over a four-year period. Restrictions on RSUs lapse upon normal retirement, death or disability of the employee. The grant-date fair value of RSUs, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the service period. The fair market value of RSUs is determined based on the market value of the Company’s shares on the date of grant.
RSU activity is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 30, 2011	1,640,887	$42.98
Granted	1,067,143	47.09
Vested	(712,248)	41.76
Forfeited	(221,013)	43.58
Non-vested at September 28, 2012	1,774,769	45.87
The weighted-average grant-date fair value of RSUs granted during fiscal 2012, 2011 and 2010 was $47.09, $45.01 and $45.02, respectively. The total fair value of RSUs vested during fiscal 2012, 2011 and 2010 was $34 million, $45 million and $38 million, respectively. The related tax benefit for fiscal 2012, 2011 and 2010 was $12 million, $15 million and $14 million, respectively. As of September 28, 2012, there was $47 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.4 years.
Performance Share Units—Similar to recipients of RSUs, recipients of performance share units (PSUs) have no voting rights and receive dividend equivalent units which vest upon the vesting of the related shares. The grant-date fair value of PSUs, adjusted for estimated forfeitures, is generally recognized as expense on a straight-line basis from the grant date through the end of the performance period. The vesting of PSUs is generally based on relative total shareholder return (total shareholder return for the Company as compared to total shareholder return of a healthcare industry index), measured over a three-year performance period. The healthcare industry index is comprised of many healthcare companies which replicate the Company’s mix of businesses. Depending on Covidien’s relative performance during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200%, of the award granted.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PSU activity is as follows(1):

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 30, 2011	1,753,749	$54.13
Granted	432,028	61.09
Performance metric adjustment(2)	(31,582)	42.33
Vested	(501,465)	42.50
Forfeited	(173,277)	56.60
Non-vested at September 28, 2012(3)	1,479,453	60.06

(1) The number of shares disclosed in this table are at the target number of 100%.
(2) Represents the adjustment to awards granted in fiscal 2009 for the three-year performance cycle award period ended September 30, 2011, based on the actual total shareholder return achievement of 94%.
(3) Approximately 780,000 shares of Covidien were earned for awards that were granted in fiscal 2010 for the three-year performance cycle award period ended September 28, 2012, based on the actual total shareholder return achievement of 200%.
The Company generally uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of the awards. The assumptions used in the Monte Carlo model for PSUs granted during each year were as follows:

	2012	2011	2010
Expected stock price volatility	28.7%	31.4%	30.2%
Peer group stock price volatility	29.1%	33.3%	32.5%
Correlation of returns	47.5%	49.7%	47.3%
The weighted-average grant-date fair value per share of PSUs granted during fiscal 2012, 2011 and 2010 was $61.09, $57.89 and $63.83 respectively. The total fair value of PSUs vested during fiscal 2012 was $22 million and the related tax benefit was $8 million. The total fair value of PSUs vested and related tax benefit during fiscal 2011 and 2010 was not significant. As of September 28, 2012, there was $24 million of unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted-average period of 0.9 years.
Employee Stock Purchase Plans—Substantially all full-time employees of the Company’s U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries are eligible to participate in an employee stock purchase plan. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches the first $25 thousand of an employee’s contribution by contributing an additional 15% of the employee’s payroll deduction. This plan provides for a maximum of five million ordinary shares to be issued. All shares purchased under the plan are purchased on the open market by a designated broker.
The Company also maintains a Savings Related Share Plan for the benefit of employees of certain qualified non-U.S. subsidiaries in the United Kingdom. The terms of this plan provide for the Company to grant to certain employees the right to purchase shares at a stated price and receive certain tax benefits. Under this plan, eligible employees in the United Kingdom are granted options to purchase shares at the end of a three-year period at 85% of the fair market value of a Company share on the day before the date such employees were invited to apply for the grant of options. Options under the plan are generally exercisable after a period of three years from the invitation date and expire six months after the date of vesting. This plan provides for a maximum of one million ordinary shares to be issued.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

(Dollars in Millions)	Currency Translation	Unrecognized (Loss) Gain on Benefit Plans	Unrecognized (Loss) Gain on Derivatives	Accumulated Other Comprehensive Income
Balance at September 25, 2009	$740	$(154)	$(57)	$529
Pre-tax change before reclass to earnings	(153)	(15)	(9)	(177)
Amount reclassed to earnings	3	(26)	8	(15)
Income tax benefit	—	11	2	13
Balance at September 24, 2010	590	(184)	(56)	350
Pre-tax change before reclass to earnings	19	34	(2)	51
Amount reclassed to earnings	1	(21)	9	(11)
Income tax benefit	—	8	—	8
Balance at September 30, 2011	610	(163)	(49)	398
Pre-tax change before reclass to earnings	(93)	(44)	(6)	(143)
Amount reclassed to earnings	—	14	10	24
Income tax benefit	—	6	—	6
Balance at September 28, 2012	$517	$(187)	$(45)	$285
20. Transactions with Former Parent and Affiliate
Tax Sharing Agreement—On June 29, 2007, the Company entered into a Tax Sharing Agreement, under which the Company shares responsibility for certain of its, Tyco International’s and TE Connectivity’s income tax liabilities for periods prior to the separation. Covidien, Tyco International and TE Connectivity share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation from Tyco International. All costs and expenses associated with the management of these tax liabilities are being shared equally among the parties. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement.
All the tax liabilities of Tyco International that were associated with the Company’s business became Covidien’s tax liabilities following the separation from Tyco International. Although Covidien shares certain of these tax liabilities with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement, Covidien is primarily liable for all of these liabilities. Accordingly, if Tyco International and TE Connectivity default on their obligations to Covidien under the Tax Sharing Agreement, Covidien would be liable for the entire amount of these liabilities.

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
The Company has used available information to develop its best estimates for certain assets and liabilities related to periods prior to separation from Tyco International, including amounts subject to or impacted by the provisions of the Tax Sharing Agreement. Although the Company believes its estimates are adequate, the outcome of any potential litigation is uncertain and could result in a significant increase in its liability for taxes arising prior to June 29, 2007. The actual amounts that Covidien may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years, especially if certain matters are litigated. Final determination of the balances will be made in subsequent periods, primarily related to certain pre-Tyco separation tax liabilities and tax years open for examination. These balances will also be impacted by the filing of final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien and/or TE Connectivity legal

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entities for periods prior to the separation from Tyco International.
At September 28, 2012, the Company is the primary obligor to the taxing authorities for $1.696 billion of contingent tax liabilities that are recorded on the consolidated balance sheet, of which $1.352 billion relates to periods prior to the separation from Tyco International and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. At September 30, 2011, the Company was the primary obligor to the taxing authorities for $1.631 billion of contingent tax liabilities that were recorded on the consolidated balance sheet.
Income Tax Receivables—The Company has a current and non-current receivable from Tyco International and TE Connectivity totaling $614 million and $587 million at September 28, 2012 and September 30, 2011, respectively. These receivables reflect 58% of the contingent tax liabilities that are subject to the Tax Sharing Agreement. The non-current portion of these receivables are classified as due from former parent and affiliate on the consolidated balance sheets, while the current portion is included in prepaid expenses and other current assets. Adjustments to these receivables are recorded in other income, net. During fiscal 2012 and 2011, the Company received net reimbursement payments totaling $8 million and $211 million, respectively, from Tyco International and TE Connectivity.
Guaranteed Tax Liabilities—The Company has certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, primarily related to certain contingent tax liabilities. Current and non-current liabilities totaling $613 million and $660 million related to these guarantees was included on the Company’s consolidated balance sheet at September 28, 2012 and September 30, 2011, respectively. During fiscal 2012 and 2011, the Company made payments totaling $45 million and $55 million, respectively, to Tyco International and TE Connectivity, which represents the 42% reimbursement required pursuant to the Tax Sharing Agreement for applicable tax and interest payments made by Tyco International and TE Connectivity.
21. Leases
The Company has facility, vehicle and equipment leases that expire at various dates. Rental expense under facility, vehicle and equipment operating leases was $152 million, $155 million and $146 million for fiscal 2012, 2011 and 2010, respectively. The Company also has facility and equipment commitments under capital leases.

Following is a schedule of minimum lease payments for non-cancelable leases as of September 28, 2012:

(Dollars in Millions)	Operating Leases	Capital Leases
Fiscal 2013	$126	$8
Fiscal 2014	102	8
Fiscal 2015	79	8
Fiscal 2016	61	6
Fiscal 2017	42	6
Thereafter	74	17
Total minimum lease payments	$484	53
Less interest portion of payments		10
Present value of minimum lease payments		$43

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Commitments and Contingencies
The Company has purchase obligations related to commitments to purchase certain goods and services. At September 28, 2012, such obligations were as follows:

(Dollars in millions)
Fiscal 2013	$168
Fiscal 2014	26
Fiscal 2015	22
Fiscal 2016	22
Fiscal 2017	—
The Company is subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon the Company’s experience, current information and applicable law, management does not expect that these proceedings will have a material effect on the Company’s financial condition. However, one or more of the proceedings could have a material effect on the Company’s results of operations or cash flows for a future period. The most significant of these matters are discussed below.
Antitrust Litigation—The Company was involved in an antitrust case with Natchitoches Parish Hospital Service District in which Natchitoches Parish Hospital alleged anticompetitive conduct by the Company in violation of federal antitrust laws. During fiscal 2010, the Company recorded a $32.5 million legal charge for the settlement of this case. This charge was included in selling, general and administrative expenses.
Products Liability Litigation—The Company currently is involved in litigation in various state and federal courts against manufacturers of transvaginal pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of the Company have supplied pelvic mesh product to one of the manufacturers named in the litigation and the Company is indemnifying that manufacturer on certain claims. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts and in Canada. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. As of September 28, 2012, there were approximately 850 cases pending believed to involve products manufactured by Company subsidiaries. During fiscal 2011, the Company recorded a charge of $46 million for all known pending and estimated future claims, net of anticipated insurance recoveries. During fiscal 2012, the Company continued to receive claims and used the claims data to update its estimate of future claims. Accordingly, the Company recorded an additional charge of $49 million, which is included in selling, general and administrative expenses. The liability and insurance receivable are included in other liabilities and other assets, respectively, on the consolidated balance sheets. The Company believes that it has adequate amounts recorded relating to these matters based on current information. While the Company believes that the final disposition of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material effect on the Company’s results of operations, financial condition or cash flows, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims.
Government Proceedings—Prior to the separation from Tyco International, Tyco International received and responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including subsidiaries which are now part of the Company. During 2005, Tyco International reported to the U.S. Department of Justice (DOJ) and the U.S. Securities and Exchange Commission (SEC) the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act (FCPA), that it would continue to make periodic progress reports to these agencies and that it would present its factual findings upon conclusion of the baseline review. The Company has continued to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. The baseline review and other compliance reviews revealed that some past business practices may not comply with Covidien and FCPA requirements. On September 24, 2012, Tyco International settled all outstanding FCPA matters with the SEC and the DOJ, including those matters involving the Company. The Company indemnified Tyco International for its portion of the settlement,

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the amount of which was not significant and had already been previously provided for during fiscal 2010.
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
The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of September 28, 2012, there were approximately 12,200 asbestos liability cases pending against Mallinckrodt.
The Company estimates pending asbestos claims and claims that were incurred but not reported, as well as related insurance recoveries. The Company’s estimate of its liability for pending and future claims is based on claims experience over the past five years and covers claims either currently filed or expected to be filed over the next seven years. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account amounts already accrued and insurance coverage, will not have a material effect on its results of operations, financial condition or cash flows.
Environmental Proceedings—The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 28, 2012, the Company concluded that it was probable that it would incur remedial costs in the range of $169 million to $284 million. As of September 28, 2012, the Company concluded that the best estimate within this range was $170 million, of which $18 million was included in accrued and other current liabilities and $152 million was included in other liabilities on the consolidated balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material effect on its results of operations, financial condition or cash flows.
Mallinckrodt US LLC (formerly known as Mallinckrodt LLC), a subsidiary of the Company, is a successor to a company which owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982. Mallinckrodt is responsible for the costs of completing an environmental site investigation required by the United States Environmental Protection Agency (EPA) and the Maine Department of Environmental Protection (MDEP). Based on the site investigation, Mallinckrodt submitted a Corrective Measures Study plan and identified a preferred alternative which was submitted to the EPA and MDEP for approval in 2004. MDEP disagreed with the proposed alternative and served a compliance order on Mallinckrodt and United States Surgical Corporation in December 2008. The compliance order included a directive to remove a significant volume of soils at the site. On December 19, 2008, Mallinckrodt filed an appeal with the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order. A hearing before the Maine Board began on January 25, 2010 and concluded on February 4, 2010. On August 19, 2010, the Maine Board modified the MDEP order and issued a final order requiring removal of two landfills, capping of the remaining three landfills, installation of a groundwater extraction system and long-term monitoring of the site and the three remaining landfills.
On September 17, 2010, Mallinckrodt appealed the final order issued by the Maine Board in Maine Superior Court. On appeal Mallinckrodt has requested that the Superior Court invalidate the Maine Board’s final order in its entirety or in the alternative, reverse or modify the final order to eliminate the requirements that Mallinckrodt remove one of the two landfills and recap the remaining three landfills. Mallinckrodt also appealed certain administrative requirements of the final order. On November 1, 2012, the Superior Court affirmed the Maine Board's final order. Mallinckrodt has appealed the Superior Court's decision to the Maine Supreme Judicial Court. The Company has assessed the status of this matter and has concluded that it is more likely than not that the Maine Board’s final order will be either invalidated, reversed or modified, and, further, intends to vigorously pursue all available means to achieve such result.
As of September 28, 2012, the Company estimates that the cost to comply with these proposed remediation alternatives at this site ranges from $96 million to $170 million. However, there are still significant uncertainties in the outcome of the

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pending litigation, and the Company continues to disagree with the level of remediation outlined in the Maine Board’s final order. At September 28, 2012, estimated future investigation and remediation costs of $96 million were accrued for this site.
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
On July 29, 2002, following a March 2002 trial, the District Court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that Mallinckrodt was liable for the cost of performing a study of the river and bay. The District Court subsequently appointed a study panel to oversee the study and ordered Mallinckrodt to pay costs associated with the study. The study panel conducted Phase I studies and proposed a Phase II study which was approved by the District Court. The Phase II study calls for several additional years of field work, followed by a fourth year for data synthesis. The Company has accrued for the cost of the studies as estimated by the study panel; however, due to the uncertainties involved pending completion of the study panel’s work, it is not possible to estimate the costs, if any, that might result from an order to conduct remediation in the Penobscot River and Bay. Accordingly, costs of any such remediation are not included in the range of estimated aggregate environmental remediation costs.
The Company has also recorded asset retirement obligations (AROs) primarily for the estimated future costs associated with legal obligations to decommission two facilities within the Pharmaceuticals segment. As of September 28, 2012 and September 30, 2011, the Company’s AROs were $57 million and $53 million, respectively, substantially all of which are included in other liabilities on the consolidated balance sheets. During fiscal 2012, all ARO activity was insignificant. The Company believes that any potential payment of such estimated amounts will not have a material effect on its results of operations, financial condition or cash flows.
Other Matters—The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material effect on its results of operations, financial condition or cash flows.
Tyco International Legal Proceedings—Upon separation from Tyco International, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities, including potential liabilities related to certain of Tyco International’s outstanding litigation matters. During fiscal 2011, all of the remaining securities lawsuits were resolved. Accordingly, the Company recorded income of $11 million related to the reversal of its portion of the remaining reserves that had previously been established. This income was included within selling, general and administrative expenses in fiscal 2011.

23. Segment and Geographic Data
The Company's three reportable segments are as follows:

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
Management measures and evaluates the Company’s reportable segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and related charges; net charges associated with acquisitions, licensing arrangements and divestitures; separation costs; certain legal charges, net of insurance recoveries; and certain asset impairment charges. Although these amounts are excluded from segment

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating income, as applicable, they are included in reported consolidated operating income and in the reconciliations presented below. Selected information by business segment is as follows:

(Dollars in Millions)	2012	2011	2010
Net sales(1):
Medical Devices	$8,111	$7,829	$6,715
Pharmaceuticals	2,001	1,967	1,991
Medical Supplies	1,740	1,778	1,723
Consolidated net sales	$11,852	$11,574	$10,429

Operating income:
Medical Devices	$2,499	$2,422	$2,097
Pharmaceuticals	337	318	330
Medical Supplies	214	247	254
Operating income of reportable segments	3,050	2,987	2,681
Unallocated amounts:
Corporate expenses	(382)	(414)	(419)
Restructuring and related charges, net (note 4)	(104)	(131)	(76)
Net charges associated with acquisitions, licensing arrangements and divestitures (notes 2 and 3)	(49)	(32)	(90)
Separation costs(2)	(36)	—	—
Legal charges, net of insurance recoveries and shareholder settlement income (note 22)	(47)	(35)	(33)
Impairments related to product discontinuance(3)	(18)	—	—
Consolidated operating income	$2,414	$2,375	$2,063

Depreciation and amortization:
Medical Devices	$388	$365	$266
Pharmaceuticals	131	120	114
Medical Supplies	92	97	95
Corporate	22	17	14
	$633	$599	$489

(1)
Amounts represent sales to external customers. Intersegment sales are not significant. In fiscal 2012 and 2011, no customer represented 10% or more of the Company's total net sales. Sales to one of the Company's distributors, which supplies products from all of the Company's segments to many end users, represented 10% of net sales in fiscal 2010.

(2)	Represents costs incurred related to the separation of the Company’s Pharmaceuticals segment, which are included in selling, general and administrative expenses.

(3)	Represents the impairment of inventory and capital equipment resulting from the discontinuance of our Duet TRSTM Universal Straight and Articulating Single-Use Loading Units (Duet).

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales by groups of products within the Company’s segments are as follows:

(Dollars in Millions)	2012	2011	2010
Endomechanical Instruments	$2,336	$2,342	$2,139
Energy Devices	1,305	1,170	992
Soft Tissue Repair Products	882	900	854
Vascular Products	1,602	1,426	810
Oximetry & Monitoring Products	867	853	755
Airway & Ventilation Products	743	752	770
Other Products	376	386	395
Medical Devices	8,111	7,829	6,715
Specialty Pharmaceuticals	573	494	473
Active Pharmaceutical Ingredients	433	416	395
Contrast Products	542	598	604
Radiopharmaceuticals	453	459	519
Pharmaceuticals	2,001	1,967	1,991
Nursing Care Products	806	808	783
Medical Surgical Products	437	441	412
SharpSafety Products	288	308	320
Original Equipment Manufacturer Products	209	221	208
Medical Supplies	1,740	1,778	1,723
	$11,852	$11,574	$10,429
Selected information by geographic area is as follows:

(Dollars in Millions)	2012	2011	2010
Net sales(1):
United States	$6,572	$6,331	$5,725
Other Americas	725	745	653
Europe	2,637	2,746	2,605
Asia-Pacific	1,918	1,752	1,446
	$11,852	$11,574	$10,429
Long-lived assets(2):
United States	$2,173	$2,093	$2,058
Other Americas	245	197	146
Europe	346	343	355
Asia-Pacific	212	176	154
	$2,976	$2,809	$2,713

(1)	Sales to external customers are reflected in the regions based on the reporting entity that records the transaction.

(2)	Long-lived assets are comprised of property, plant and equipment and demonstration equipment.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. Summarized Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for fiscal 2012 is as follows:

	2012
(Dollars in Millions, Except per Share Data)	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net sales	$2,898	$2,946	$3,007	$3,001
Gross profit	1,701	1,706	1,739	1,668
Income from continuing operations	494	491	453	464
Income (loss) from discontinued operations, net of tax	—	6	—	(3)
Net income	494	497	453	461
Basic earnings per share:
Income from continuing operations	$1.02	$1.02	$0.94	$0.97
Income (loss) from discontinued operations	—	0.01	—	(0.01)
Net income	1.02	1.03	0.94	0.96
Diluted earnings per share:
Income from continuing operations	$1.02	$1.01	$0.93	$0.96
Income (loss) from discontinued operations	—	0.01	—	(0.01)
Net income	1.02	1.02	0.93	0.95

(1)
Gross profit includes $4 million of restructuring-related accelerated depreciation expense. In addition, income from continuing operations includes $47 million of legal charges related to the Company's indemnification obligations of certain claims pertaining to all known and pending estimated future pelvic mesh product liability claims, $14 million of restructuring charges and $4 million of costs related to the separation of the Company's Pharmaceuticals segment.

(2)
Gross profit includes $5 million of restructuring-related accelerated depreciation expense and a $2 million charge related to the sale of acquired inventory that had been written up to fair value upon the acquisition of a business. In addition, income from continuing operations includes $16 million of restructuring charges, $14 million of transaction costs related to acquisitions and licensing agreements and $6 million of costs related to the separation of the Company's Pharmaceuticals segment.

(3)
Gross profit includes $2 million of restructuring-related accelerated depreciation expense and a $3 million charge related to the sale of acquired inventory that had been written up to fair value upon the acquisition of businesses. In addition, income from continuing operations includes $27 million of restructuring charges, $16 million of transaction costs related to acquisitions, $11 million of costs related to the separation of the Company's Pharmaceuticals segment, a $9 million loss on the early retirement of debt and a $6 million gain on the sale of the Company's non-controlling interest in superDimension.

(4)
Gross profit includes $15 million of inventory impairment charges resulting from a product discontinuance, a $12 million charge related to the sale of acquired inventory that had been written up to fair value upon the acquisition of businesses and $2 million of restructuring-related accelerated depreciation expense. In addition, income from continuing operations includes $34 million of restructuring charges, $13 million of costs related to the separation of the Company's Pharmaceuticals segment, a $3 million capital equipment impairment resulting from a product discontinuance, $2 million of legal charges related to the Company's indemnification obligations of certain claims pertaining to all known and pending estimated future pelvic mesh product liability claims and $2 million of transaction costs related to acquisitions.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized quarterly financial data for fiscal 2011 is as follows:

	2011
(Dollars in Millions, Except per Share Data)	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net sales	$2,769	$2,801	$2,926	$3,078
Gross profit	1,571	1,596	1,671	1,740
Income from continuing operations	432	459	532	460
(Loss) income from discontinued operations, net of tax	(5)	(4)	3	(9)
Net income	427	455	535	451
Basic earnings per share:
Income from continuing operations	$0.87	$0.93	$1.08	$0.94
(Loss) income from discontinued operations	(0.01)	(0.01)	0.01	(0.02)
Net income	0.86	0.92	1.08	0.92
Diluted earnings per share:
Income from continuing operations	$0.87	$0.92	$1.06	$0.93
(Loss) income from discontinued operations	(0.01)	(0.01)	0.01	(0.02)
Net income	0.86	0.91	1.07	0.92

(1)
Gross profit includes a $24 million charge related to the sale of acquired inventory that had been written up to fair value upon the acquisition of a business. In addition, income from continuing operations includes $53 million of restructuring charges and $11 million of shareholder settlement income.

(2)
Gross profit includes an $8 million charge related to the sale of acquired inventory that had been written up to fair value upon the acquisition of a business and $2 million of restructuring-related accelerated depreciation expense. In addition, income from continuing operations includes $2 million of restructuring credits.

(3)	Gross profit includes $3 million of restructuring-related accelerated depreciation expense. In addition, income from continuing operations includes $32 million of restructuring charges.

(4)
Gross profit includes $4 million of restructuring-related accelerated depreciation expense. In addition, income from continuing operations includes $39 million of restructuring charges and $46 million of legal charges related to the Company’s indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh product liability claims, net of insurance recoveries. Also, as discussed in note 1, this quarter includes fourteen weeks.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25. Covidien International Finance S.A.
CIFSA, a Luxembourg company, is a holding company that owns, directly or indirectly, substantially all of the operating subsidiaries of Covidien plc. CIFSA is the issuer of the Company’s senior notes and commercial paper, both of which are fully and unconditionally guaranteed by Covidien plc and Covidien Ltd., the owners of CIFSA. In addition, CIFSA is the borrower under the revolving credit facility, which is fully and unconditionally guaranteed by Covidien plc. The following information provides the composition of the Company’s comprehensive income, assets, liabilities, equity and cash flows by relevant group within the Company: Covidien plc and Covidien Ltd. as the guarantors, CIFSA as issuer of the debt and the operating companies that represent assets of CIFSA. Condensed consolidating financial information for Covidien plc, Covidien Ltd. and CIFSA, on a stand-alone basis, is presented using the equity method of accounting for subsidiaries.

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Fiscal Year Ended September 28, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$11,852	$—	$11,852
Cost of goods sold	—	—	—	5,038	—	5,038
Gross profit	—	—	—	6,814	—	6,814
Selling, general and administrative expenses	101	—	2	3,583	—	3,686
Research and development expenses	—	—	—	623	—	623
Restructuring charges, net	—	—	—	91	—	91
Operating (loss) income	(101)	—	(2)	2,517	—	2,414
Interest expense	—	—	(208)	2	—	(206)
Interest income	—	—	—	16	—	16
Other (expense) income	—	—	(9)	34	—	25
Equity in net income of subsidiaries	2,040	2,047	1,625	—	(5,712)	—
Intercompany interest and fees	(41)	(7)	641	(593)	—	—
Income from continuing operations before income taxes	1,898	2,040	2,047	1,976	(5,712)	2,249
Income tax (benefit) expense	(7)	—	—	354	—	347
Income from continuing operations	1,905	2,040	2,047	1,622	(5,712)	1,902
Income from discontinued operations, net of tax	—	—	—	3	—	3
Net income	1,905	2,040	2,047	1,625	(5,712)	1,905
Other comprehensive loss, net of tax	(113)	(113)	(113)	(118)	344	(113)
Total comprehensive income	$1,792	$1,927	$1,934	$1,507	$(5,368)	$1,792

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Fiscal Year Ended September 30, 2011
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$11,574	$—	$11,574
Cost of goods sold	—	—	—	4,996	—	4,996
Gross profit	—	—	—	6,578	—	6,578
Selling, general and administrative expenses	15	—	2	3,510	—	3,527
Research and development expenses	—	—	—	554	—	554
Restructuring charges, net	—	—	—	122	—	122
Operating (loss) income	(15)	—	(2)	2,392	—	2,375
Interest expense	—	—	(204)	1	—	(203)
Interest income	—	—	—	22	—	22
Other income	—	—	—	22	—	22
Equity in net income of subsidiaries	1,913	1,918	1,478	—	(5,309)	—
Intercompany interest and fees	(43)	(5)	646	(598)	—	—
Income from continuing operations before income taxes	1,855	1,913	1,918	1,839	(5,309)	2,216
Income tax (benefit) expense	(13)	—	—	346	—	333
Income from continuing operations	1,868	1,913	1,918	1,493	(5,309)	1,883
Loss from discontinued operations, net of tax	—	—	—	(15)	—	(15)
Net income	1,868	1,913	1,918	1,478	(5,309)	1,868
Other comprehensive income, net of tax	48	48	48	43	(139)	48
Total comprehensive income	$1,916	$1,961	$1,966	$1,521	$(5,448)	$1,916

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Fiscal Year Ended September 24, 2010
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$10,429	$—	$10,429
Cost of goods sold	—	—	—	4,624	—	4,624
Gross profit	—	—	—	5,805	—	5,805
Selling, general and administrative expenses	13	—	2	3,204	—	3,219
Research and development expenses	—	—	—	447	—	447
Restructuring charges, net	—	—	—	76	—	76
Operating (loss) income	(13)	—	(2)	2,078	—	2,063
Interest expense	—	—	(199)	—	—	(199)
Interest income	—	—	—	22	—	22
Other income	—	—	—	40	—	40
Equity in net income of subsidiaries	1,708	1,713	1,737	—	(5,158)	—
Intercompany interest and fees	(63)	(5)	177	(109)	—	—
Income from continuing operations before income taxes	1,632	1,708	1,713	2,031	(5,158)	1,926
Income tax expense	—	—	—	363	—	363
Income from continuing operations	1,632	1,708	1,713	1,668	(5,158)	1,563
Income from discontinued operations, net of tax	—	—	—	69	—	69
Net income	1,632	1,708	1,713	1,737	(5,158)	1,632
Other comprehensive loss, net of tax	(179)	(179)	(179)	(183)	541	(179)
Total comprehensive income	$1,453	$1,529	$1,534	$1,554	$(4,617)	$1,453

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
At September 28, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$404	$1,462	$—	$1,866
Accounts receivable trade, net	—	—	—	1,702	—	1,702
Inventories	—	—	—	1,772	—	1,772
Intercompany receivable	37	51	—	31	(119)	—
Prepaid expenses and other current assets	3	—	—	339	—	342
Deferred income taxes	—	—	—	590	—	590
Total current assets	40	51	404	5,896	(119)	6,272
Property, plant and equipment, net	2	—	—	2,870	—	2,872
Goodwill	—	—	—	8,542	—	8,542
Intangible assets, net	—	—	—	3,085	—	3,085
Due from former parent and affiliate	—	—	—	609	—	609
Investment in subsidiaries	13,795	14,420	11,820	—	(40,035)	—
Intercompany loans receivable	—	93	12,656	5,432	(18,181)	—
Other assets	—	—	26	851	—	877
Total Assets	$13,837	$14,564	$24,906	$27,285	$(58,335)	$22,257
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$503	$6	$—	$509
Accounts payable	2	—	—	587	—	589
Intercompany payable	31	—	—	88	(119)	—
Accrued and other current liabilities	126	—	82	1,606	—	1,814
Total current liabilities	159	—	585	2,287	(119)	2,912
Long-term debt	—	—	4,469	62	—	4,531
Income taxes payable	—	—	—	1,696	—	1,696
Guaranteed contingent tax liabilities	—	—	—	585	—	585
Intercompany loans payable	3,113	769	5,432	8,867	(18,181)	—
Deferred income taxes	—	—	—	828	—	828
Other liabilities	—	—	—	1,140	—	1,140
Total Liabilities	3,272	769	10,486	15,465	(18,300)	11,692
Shareholders’ Equity	10,565	13,795	14,420	11,820	(40,035)	10,565
Total Liabilities and Shareholders’ Equity	$13,837	$14,564	$24,906	$27,285	$(58,335)	$22,257

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
At September 30, 2011
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$169	$1,334	$—	$1,503
Accounts receivable trade, net	—	—	—	1,744	—	1,744
Inventories	—	—	—	1,513	—	1,513
Intercompany receivable	23	—	—	153	(176)	—
Prepaid expenses and other current assets	3	—	29	456	—	488
Deferred income taxes	—	—	—	525	—	525
Total current assets	26	—	198	5,725	(176)	5,773
Property, plant and equipment, net	2	—	—	2,703	—	2,705
Goodwill	—	—	—	7,683	—	7,683
Intangible assets, net	—	—	—	2,764	—	2,764
Due from former parent and affiliate	—	—	—	583	—	583
Investment in subsidiaries	11,860	12,478	11,340	—	(35,678)	—
Intercompany loans receivable	—	94	11,294	6,160	(17,548)	—
Other assets	—	—	22	844	—	866
Total Assets	$11,888	$12,572	$22,854	$26,462	$(53,402)	$20,374
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$3	$8	$—	$11
Accounts payable	—	—	—	576	—	576
Intercompany payable	24	129	—	23	(176)	—
Accrued and other current liabilities	109	—	83	1,621	—	1,813
Total current liabilities	133	129	86	2,228	(176)	2,400
Long-term debt	—	—	4,129	68	—	4,197
Income taxes payable	—	—	—	1,629	—	1,629
Guaranteed contingent tax liabilities	—	—	—	555	—	555
Intercompany loans payable	1,937	583	6,161	8,867	(17,548)	—
Deferred income taxes	—	—	—	745	—	745
Other liabilities	1	—	—	1,030	—	1,031
Total Liabilities	2,071	712	10,376	15,122	(17,724)	10,557
Shareholders’ Equity	9,817	11,860	12,478	11,340	(35,678)	9,817
Total Liabilities and Shareholders’ Equity	$11,888	$12,572	$22,854	$26,462	$(53,402)	$20,374

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended September 28, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(103)	$(186)	$464	$2,250	$—	$2,425
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(526)	—	(526)
Acquisition-related payments, net of cash acquired	—	—	—	(1,134)	—	(1,134)
Acquisition of licenses and technology	—	—	—	(52)	—	(52)
Sale of investments	—	—	—	31	—	31
Decrease in restricted cash	—	—	—	10	—	10
Net increase in intercompany loans	—	—	(2,090)	—	2,090	—
Increase in investment in subsidiary	—	—	(721)	—	721	—
Other	—	—	—	(7)	—	(7)
Net cash used in continuing investing activities	—	—	(2,811)	(1,678)	2,811	(1,678)
Cash Flows From Financing Activities:
Net issuance of commercial paper	—	—	95	—	—	95
Issuance of debt	—	—	1,240	—	—	1,240
Repayment of debt	—	—	(508)	(49)	—	(557)
Dividends paid	(434)	—	—	—	—	(434)
Repurchase of shares	(932)	—	—	—	—	(932)
Proceeds from exercise of share options	241	—	—	—	—	241
Payment of contingent consideration	—	—	—	(47)	—	(47)
Net intercompany loan borrowings	1,176	186	—	728	(2,090)	—
Intercompany dividend received (paid)	—	—	1,755	(1,755)	—	—
Capital contribution	—	—	—	721	(721)	—
Other	52	—	—	(41)	—	11
Net cash provided by (used in) continuing financing activities	103	186	2,582	(443)	(2,811)	(383)
Effect of currency rate changes on cash	—	—	—	(1)	—	(1)
Net increase in cash and cash equivalents	—	—	235	128	—	363
Cash and cash equivalents at beginning of year	—	—	169	1,334	—	1,503
Cash and cash equivalents at end of year	$—	$—	$404	$1,462	$—	$1,866

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended September 30, 2011
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by continuing operating activities	$12	$323	$438	$1,409	$—	$2,182
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(467)	—	(467)
Acquisition-related payments, net of cash acquired	—	—	—	(13)	—	(13)
Acquisition of licenses and technology	—	—	—	(6)	—	(6)
Divestitures	—	—	—	8	—	8
Sale of investments	—	—	—	17	—	17
Increase in restricted cash	—	—	—	(2)	—	(2)
Net increase in intercompany loans	—	—	(383)	—	383	—
Increase in investment in subsidiary	—	(199)	—	—	199	—
Other	—	—	—	(17)	—	(17)
Net cash used in continuing investing activities	—	(199)	(383)	(480)	582	(480)
Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(282)	—	—	(282)
Repayment of debt	—	—	(253)	(5)	—	(258)
Dividends paid	(396)	—	—	—	—	(396)
Repurchase of shares	(955)	—	—	—	—	(955)
Proceeds from exercise of share options	176	—	—	—	—	176
Payment of contingent consideration	—	—	—	(71)	—	(71)
Net intercompany loan borrowings (repayments)	1,103	(124)	—	(596)	(383)	—
Intercompany dividend received (paid)	—	—	250	(250)	—	—
Capital contribution from parent	—	—	—	199	(199)	—
Other	59	—	—	(44)	—	15
Net cash used by continuing financing activities	(13)	(124)	(285)	(767)	(582)	(1,771)
Effect of currency rate changes on cash	—	—	—	7	—	7
Net (decrease) increase in cash and cash equivalents	(1)	—	(230)	169	—	(62)
Cash and cash equivalents at beginning of year	1	—	399	1,165	—	1,565
Cash and cash equivalents at end of year	$—	$—	$169	$1,334	$—	$1,503

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended September 24, 2010
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(77)	$(50)	$9	$2,303	$—	$2,185
Cash Flows From Investing Activities:
Capital expenditures	(1)	—	—	(400)	—	(401)
Acquisition-related payments, net of cash acquired	—	—	—	(3,012)	—	(3,012)
Acquisition of licenses and technology	—	—	—	(70)	—	(70)
Divestitures, net of cash retained by businesses sold	—	—	—	263	—	263
Sale of investments	—	—	—	54	—	54
Increase in restricted cash	—	—	—	(29)	—	(29)
Net increase in intercompany loans	—	—	(9,195)	—	9,195	—
Net cash used in continuing investing activities	(1)	—	(9,195)	(3,194)	9,195	(3,195)
Cash Flows From Financing Activities:
Net issuance of commercial paper	—	—	246	—	—	246
Issuance of debt	—	—	1,489	—	—	1,489
Repayment of debt	—	—	—	(88)	—	(88)
Dividends paid	(360)	—	—	—	—	(360)
Repurchase of shares	(331)	—	—	—	—	(331)
Proceeds from exercise of share options	107	—	—	—	—	107
Net intercompany loan borrowings	608	50	—	8,537	(9,195)	—
Intercompany dividend received (paid)	—	—	7,728	(7,728)	—	—
Other	54	—	(13)	(44)	—	(3)
Net cash provided by continuing financing activities	78	50	9,450	677	(9,195)	1,060
Discontinued Operations:
Net cash provided by discontinued operating activities	—	—	—	46	—	46
Net cash used in discontinued investing activities	—	—	—	(11)	—	(11)
Net cash provided by discontinued operations	—	—	—	35	—	35
Effect of currency rate changes on cash	—	—	—	13	—	13
Net increase (decrease) in cash and cash equivalents	—	—	264	(166)	—	98
Cash and cash equivalents at beginning of year	1	—	135	1,331	—	1,467
Cash and cash equivalents at end of year	$1	$—	$399	$1,165	$—	$1,565

COVIDIEN PLC
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Income	Acquisitions, Divestitures and Other	Deductions	Balance at End of Year
(Dollars in Millions)
Fiscal 2012
Reserve for rebates	$617	$3,436	$(3)	$(3,440)	$610
Allowance for doubtful accounts	$39	$9	$—	$(8)	$40
Fiscal 2011
Reserve for rebates	$570	$3,409	$(10)	$(3,352)	$617
Allowance for doubtful accounts	$73	$(4)	$—	$(30)	$39
Fiscal 2010
Reserve for rebates	$520	$3,149	$3	$(3,102)	$570
Allowance for doubtful accounts	$40	$28	$12	$(7)	$73