Form 10-Q
period 2012-12-28
Covidien plc
filed 2013-02-04
CIK 1385187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2012
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
The number of ordinary shares outstanding as of January 31, 2013 was 472,043,220.

COVIDIEN PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended December 28, 2012 and December 30, 2011
(in millions, except per share data)

	Quarter Ended
	December 28, 2012	December 30, 2011
Net sales	$3,056	$2,898
Cost of goods sold	1,300	1,197
Gross profit	1,756	1,701
Selling, general and administrative expenses	941	907
Research and development expenses	149	144
Restructuring charges, net	8	14
Operating income	658	636
Interest expense	(51)	(51)
Interest income	2	6
Other income	1	2
Income before income taxes	610	593
Income tax expense	117	99
Net income	$493	$494
Net income per share:
Basic	1.04	1.02
Diluted	1.03	1.02
Weighted-average number of shares outstanding:
Basic	472	483
Diluted	477	486
Cash dividends declared per ordinary share	$0.26	$—

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarters Ended December 28, 2012 and December 30, 2011
(in millions)

	Quarter Ended
	December 28, 2012	December 30, 2011
Net income	$493	$494
Other comprehensive income (loss), net of tax
Currency translation adjustments	13	(97)
Unrecognized gain on derivatives	4	—
Unrecognized gain on benefit plans	1	1
Total other comprehensive income (loss), net of tax	18	(96)
Comprehensive income	$511	$398

See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED BALANCE SHEETS
At December 28, 2012 and September 28, 2012
(in millions, except share data)

	December 28, 2012	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$1,399	$1,866
Accounts receivable trade, less allowance for doubtful accounts of $41 and $40	1,763	1,702
Inventories	1,835	1,772
Prepaid expenses and other current assets	998	932
Total current assets	5,995	6,272
Property, plant and equipment, net	2,898	2,872
Goodwill	8,562	8,542
Intangible assets, net	3,108	3,085
Due from former parent and affiliate	594	609
Other assets	892	877
Total Assets	$22,049	$22,257

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$515	$509
Accounts payable	590	589
Accrued and other current liabilities	1,378	1,814
Total current liabilities	2,483	2,912
Long-term debt	4,569	4,531
Income taxes payable	1,673	1,696
Guaranteed contingent tax liabilities	585	585
Other liabilities	1,907	1,968
Total Liabilities	11,217	11,692
Commitments and contingencies (note 13)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 484,619,136 and 520,943,253 issued	97	104
Ordinary shares held in treasury at cost; 13,289,495 and 48,774,997	(759)	(2,368)
Additional paid-in capital	7,316	7,179
Retained earnings	3,875	5,365
Accumulated other comprehensive income	303	285
Total Shareholders’ Equity	10,832	10,565
Total Liabilities and Shareholders’ Equity	$22,049	$22,257
See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarters Ended December 28, 2012 and December 30, 2011
(in millions)

	Quarter Ended
	December 28, 2012	December 30, 2011
Cash Flows From Operating Activities:
Net income	$493	$494
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	164	151
Share-based compensation	26	18
Deferred income taxes	21	6
Provision for losses on accounts receivable and inventory	20	6
Other non-cash items	(1)	(8)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(59)	(79)
Inventories	(77)	(58)
Accounts payable	1	(33)
Income taxes	(48)	11
Accrued and other liabilities	(389)	(249)
Other	(31)	8
Net cash provided by operating activities	120	267
Cash Flows From Investing Activities:
Capital expenditures	(116)	(131)
Acquisition, net of cash acquired	(88)	—
Other	(4)	5
Net cash used in investing activities	(208)	(126)
Cash Flows From Financing Activities:
Net issuance of commercial paper	45	230
Dividends paid	(246)	(109)
Repurchase of shares	(259)	(5)
Proceeds from exercise of share options	94	6
Payment of contingent consideration	(14)	—
Other	17	7
Net cash (used in) provided by financing activities	(363)	129
Effect of currency rate changes on cash	(16)	(6)
Net (decrease) increase in cash and cash equivalents	(467)	264
Cash and cash equivalents at beginning of period	1,866	1,503
Cash and cash equivalents at end of period	$1,399	$1,767
See Notes to Consolidated Financial Statements.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
Basis of Presentation—The accompanying financial statements reflect the consolidated operations of Covidien plc, a company incorporated in Ireland, and its subsidiaries (Covidien or the Company). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim results reported. The year-end balance sheet data were derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended September 28, 2012.
2. Acquisitions
CV Ingenuity—On January 10, 2013, the Company's Medical Devices segment acquired all of the outstanding equity of CV Ingenuity (CVI), a developer of a treatment for peripheral arterial disease, for a cash payment of approximately $100 million. In addition, the Company may be required to pay contingent consideration of up to a maximum of $170 million based on the achievement of certain regulatory approvals and sales targets. The acquisition of CVI complements and expands the Company's vascular product portfolio. Due to the limited time since the acquisition date, the Company has not yet completed the initial accounting for this business combination.
CNS Therapeutics, Inc.—On October 1, 2012, the Company's Pharmaceuticals segment acquired all of the outstanding equity of CNS Therapeutics, Inc., a pharmaceuticals company focused on developing and commercializing products for site-specific administration to the central nervous system to treat neurological disorders and intractable chronic pain, for total consideration of $99 million ($95 million, net of cash acquired). The total consideration was comprised of an upfront cash payment of $92 million ($88 million, net of cash acquired) and the fair value of contingent consideration of $7 million. This contingent consideration, which could total a maximum of $9 million, is discussed further in note 11. The acquisition of CNS Therapeutics complements and expands the Pharmaceuticals segment's branded product portfolio.
3. Restructuring Charges, Net
In fiscal 2011, the Company launched a restructuring program, designed to improve the Company’s cost structure. This program includes actions across all three segments as well as corporate. The Company expects to incur charges of approximately $275 million under this program as the specific actions required to execute on these initiatives are identified and approved, most of which are expected to be incurred by the end of calendar 2013. This program excludes restructuring actions associated with acquisitions.
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

Net restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	Quarter Ended
(Dollars in Millions)	December 28, 2012	December 30, 2011
Medical Devices	$5	$11
Pharmaceuticals	1	6
Medical Supplies	3	1
Restructuring and related charges, net	9	18
Less: accelerated depreciation	(1)	(4)
Restructuring charges, net	$8	$14
Net restructuring and related charges are comprised of the following:

	Quarter Ended
(Dollars in Millions)	December 28, 2012	December 30, 2011
Acquisition-related restructuring actions	$2	$1
2011 program	3	14
2009 and 2007 programs	4	3
Restructuring and related charges, net	9	18
Less: non-cash charges, including accelerated depreciation	(4)	(4)
Total charges expected to be settled in cash	$5	$14
The following table summarizes cash activity for restructuring reserves related to acquisitions for the quarter ended December 28, 2012:

(Dollars in Millions)	Employee Severance and Benefits	Other	Total
Balance at September 28, 2012	$11	$8	$19
Charges	1	1	2
Cash payments	(3)	(1)	(4)
Balance at December 28, 2012	$9	$8	$17

The following table summarizes cash activity for restructuring reserves related to the 2011 and prior programs for the quarter ended December 28, 2012, substantially all of which relates to employee severance and benefits:

(Dollars in Millions)	2011 Program	2009 and 2007 Programs	Total
Balance at September 28, 2012	$76	$33	$109
Charges	4	—	4
Changes in estimate	(1)	—	(1)
Cash payments	(24)	(1)	(25)
Currency translation	1	—	1
Balance at December 28, 2012	$56	$32	$88
Net restructuring and related charges, including associated asset impairments, incurred cumulative to date under the 2011, 2009 and 2007 programs are as follows:

(Dollars in Millions)	2011 Program	2009 and 2007 Programs
Medical Devices	$95	$161
Pharmaceuticals	31	42
Medical Supplies	—	91
Corporate	12	13
Total	$138	$307
Restructuring reserves are reported on the Company’s consolidated balance sheets as follows:

(Dollars in Millions)	December 28, 2012	September 28, 2012
Accrued and other current liabilities	$77	$89
Other liabilities	28	39
Restructuring reserves	$105	$128
4. Earnings per Share
The weighted-average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

	Quarter Ended
(in Millions)	December 28, 2012	December 30, 2011
Basic shares	472	483
Effect of share options and restricted shares	5	3
Diluted shares	477	486
The computation of diluted earnings per share for the quarters ended December 28, 2012 and December 30, 2011, excludes approximately 5 million and 10 million shares, respectively, of options and restricted share awards because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met.

5. Inventories
At the end of each period, inventories were comprised of the following:

(Dollars in Millions)	December 28, 2012	September 28, 2012
Purchased materials and manufactured parts	$411	$359
Work in process	348	355
Finished goods	1,076	1,058
Inventories	$1,835	$1,772
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the quarter ended December 28, 2012 were as follows:

(Dollars in Millions)	Medical Devices	Pharmaceuticals	Medical Supplies	Total
Goodwill at September 28, 2012	$7,645	$508	$389	$8,542
Acquisitions(1)	—	24	—	24
Purchase price allocation adjustment	(9)	—	—	(9)
Currency translation	5	—	—	5
Goodwill at December 28, 2012	$7,641	$532	$389	$8,562

(1)	Relates to goodwill resulting from the acquisition of CNS Therapeutics, which is discussed in note 2.
The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	December 28, 2012		September 28, 2012
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,668	$955	$2,577	$906
Customer relationships	960	169	960	155
Other	336	153	345	149
Total	$3,964	$1,277	$3,882	$1,210
Non-Amortizable:
Trademarks	$355		$354
In-process research and development	66		59
Total	$421		$413
The increase in the gross carrying amount of completed technology as of December 28, 2012, compared with September 28, 2012, was primarily due to intangible assets acquired in the CNS Therapeutics acquisition, which is discussed in note 2.
Intangible asset amortization expense for the quarters ended December 28, 2012 and December 30, 2011 was $64 million and $51 million, respectively.

7. Retirement Plans
The net periodic benefit cost for the Company’s defined benefit pension plans was as follows:

	Quarter Ended
(Dollars in Millions)	December 28, 2012	December 30, 2011
Service cost	$5	$5
Interest cost	9	11
Expected return on plan assets	(12)	(11)
Amortization of net actuarial loss	6	6
Net periodic benefit cost	$8	$11
During the first quarter of fiscal 2013, the Company made a $50 million voluntary contribution to its pension plans. This payment was primarily made to provide additional funding to the plans of the Company's Pharmaceuticals business.
The net periodic benefit cost for postretirement benefit plans for the quarters ended December 28, 2012 and December 30, 2011 was not material.
8. Equity
Treasury Shares—On December 7, 2012, the Company canceled 40 million ordinary shares that were previously held as treasury shares.
9. Guarantees
In disposing of assets or businesses, the Company often provides representations, warranties and indemnities to cover various risks and liabilities including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities and unidentified tax liabilities related to periods prior to disposition. Except as discussed below, the Company generally does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the Company has no reason to believe that these uncertainties would have a material effect on its results of operations, financial condition or cash flows.
In connection with the sale of the Specialty Chemicals business, the Company agreed to indemnify the purchaser with respect to various matters, including environmental, health, safety, tax and other matters. The indemnification obligations relating to environmental, health and safety matters have a term of 17 years, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's consolidated balance sheets at both December 28, 2012 and September 28, 2012 was $22 million, of which $18 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims made under the indemnity. As of December 28, 2012, the maximum future payments the Company could be required to make under all of these indemnification obligations was $76 million. The Company was required to pay $30 million into an escrow account as collateral for all of these indemnification obligations to the purchaser, of which $24 million and $25 million remained in other assets on the consolidated balance sheets at December 28, 2012 and September 28, 2012, respectively.
The Company has recorded liabilities for known indemnifications included as part of environmental liabilities, which are discussed in note 13. In addition, the Company is liable for product performance; however in the opinion of management, such obligations will not significantly affect the Company’s results of operations, financial condition or cash flows.
The Company is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though the Company does not intend to close this facility. The Company has provided this financial assurance in the form of a $58 million surety bond. As of December 28, 2012, the Company had various other outstanding letters of credit and guarantee and surety bonds totaling $201 million.

Upon separation from Tyco International Ltd., the Company entered into certain guarantee commitments and indemnifications with Tyco International and TE Connectivity Ltd., which are discussed in note 12.
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
Interest Rate Exposure
Fair Value Hedges—During fiscal 2011, CIFSA entered into interest rate swaps to convert its senior notes due in 2017 from fixed-rate debt to variable rate debt. These swaps were subsequently terminated during the fourth quarter of fiscal 2011. Since the interest rate swaps were designated as hedging instruments of outstanding debt, the $23 million gain is being amortized to interest expense over the remaining life of the related debt.
Cash Flow Hedges—During fiscal 2007, CIFSA entered into a series of forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of fixed rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated in fiscal 2007 and fiscal 2008 prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective, accordingly, the loss that resulted upon termination of the rate locks was recorded in accumulated other comprehensive income and is being amortized to interest expense over the terms of the notes. As of December 28, 2012 and September 28, 2012, the amount of this loss that remained in accumulated other comprehensive income was $39 million and $40 million, respectively.
Foreign Exchange Exposure
Derivatives not Designated as Hedging Instruments—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro and yen, as well as approximately 20 other currencies. The Company generally manages its exposure for forecasted transactions for the upcoming 12 months. All forward and option contracts are recorded on the consolidated balance sheet at fair value. At December 28, 2012, the Company had foreign currency forward and option contracts outstanding with a notional amount of $982 million. These contracts do not meet the necessary criteria to qualify for hedge accounting; accordingly, all associated changes in fair value are recognized in earnings.

The amounts of the net (losses) gains on foreign exchange forward and option contracts not designated as hedging instruments and related hedged items were recorded as follows:

	Quarter Ended
(Dollars in Millions)	December 28, 2012	December 30, 2011
Cost of goods sold	$(10)	$7
Selling, general and administrative expenses	4	(5)
Total	$(6)	$2
Fair Value of Derivative Instruments
The fair value of foreign exchange forward and option contracts not designated as hedging instruments are included in the following consolidated balance sheet captions in the amounts shown:

(Dollars in Millions)	December 28, 2012	September 28, 2012
Derivative Assets:
Prepaid expenses and other current assets	$21	$14
Accrued and other current liabilities	5	7
	$26	$21
Derivative Liabilities:
Prepaid expenses and other current assets	$2	$3
Accrued and other current liabilities	27	27
	$29	$30
11. Financial Instruments and Fair Value Measurements
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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at both December 28, 2012 and September 28, 2012:

		Basis of Fair Value Measurement
(Dollars in Millions)	December 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency contracts	$26	$—	$26	$—
Debt and equity securities held in rabbi trust	35	21	14	—
Total assets at fair value	$61	$21	$40	$—
Liabilities:
Foreign currency contracts	$29	$—	$29	$—
Deferred compensation liabilities	114	—	114	—
Contingent consideration	102	—	—	102
Total liabilities at fair value	$245	$—	$143	$102

		Basis of Fair Value Measurement
(Dollars in Millions)	September 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency contracts	$21	$—	$21	$—
Debt and equity securities held in rabbi trust	36	21	15	—
Total assets at fair value	$57	$21	$36	$—
Liabilities:
Foreign currency contracts	$30	$—	$30	$—
Deferred compensation liabilities	103	—	103	—
Contingent consideration	108	—	—	108
Total liabilities at fair value	$241	$—	$133	$108
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

Contingent consideration—During the first quarter of fiscal 2013, the Company recorded contingent consideration of $7 million upon the acquisition of CNS Therapeutics. This contingent consideration, which could potentially total a maximum of $9 million, is primarily based on whether the FDA approves another dosage form of Gablofen on or before December 31, 2016.
As of December 28, 2012, the Company had a liability of $33 million on its consolidated balance sheet associated with the fiscal 2012 acquisition of Maya Medical. This contingent consideration, which initially could total a maximum of $170 million, consists of $70 million in milestone payments related to the commercialization of a radiofrequency energy-based renal denervation device (RF Device) and $100 million in milestone payments related to a device that delivers a chemical agent to cause renal denervation (Drug Device), both of which are for the treatment of hypertension.
The milestone payments related to the RF Device include a maximum payment of $20 million for the first commercial sale of the product outside of the United States. During the first quarter of fiscal 2013, the Company paid $14 million upon achievement of this milestone, the payment of which was included in other financing activities in the consolidated statement of cash flows. The Company expects to pay the remaining $6 million that is included on the consolidated balance sheet during fiscal 2013. The milestone payments related to the RF Device also include a maximum payment of $20 million related to the successful completion of the post-market clinical trial within the required timeframe. As of both December 28, 2012 and September 28, 2012, the Company had a liability of $17 million on its consolidated balance sheet associated with this milestone.
In addition, the Company may be obligated to pay up to a maximum of $30 million based on the achievement of sales targets associated with the RF Device. As of both December 28, 2012 and September 28, 2012, the Company had a liability of $8 million on its consolidated balance sheet associated with this milestone.
The milestone payments related to the Drug Device consist of $25 million for the successful completion of a pre-clinical trial study, $25 million for the successful completion of a clinical trial and $10 million for the first commercial sale of the product outside of the United States. The Company applied probability rates of 5% or less to each of these milestones and accordingly, the value of this contingent consideration is insignificant. In addition, the Company may be obligated to pay up to a maximum of $40 million based on the achievement of sales targets. As of both December 28, 2012 and September 28, 2012, the Company had assigned no value to this contingent consideration.
As of both December 28, 2012 and September 28, 2012, the Company had a liability of $25 million on its consolidated balance sheet associated with the fiscal 2012 acquisition of BÂRRX. The milestone upon which payment of this contingent consideration is based was achieved in fiscal 2012. Accordingly, the Company expects to pay $10 million of this contingent consideration in fiscal 2013 and the remainder in fiscal 2014. In addition, as of December 28, 2012 and September 28, 2012, the Company had contingent consideration totaling $37 million and $36 million, respectively, on its consolidated balance sheet associated with two other fiscal 2012 acquisitions. This contingent consideration, which could total $70 million, is based on the achievement of sales targets.

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
The following is a reconciliation of changes in the fair value of contingent consideration:

Quarter Ended
(Dollars in Millions)	December 28, 2012
Balance at beginning of period	$108
Acquisition date fair value of contingent consideration	7
Change in fair value included in selling, general and administrative expenses	1
Payments	(14)
Balance at end of period	$102

Financial Instruments Not Measured at Fair Value
The fair value of cash and cash equivalents approximate carrying value since cash equivalents consist of liquid investments with a maturity of three months or less (level 1). The fair value of restricted cash is equivalent to its carrying value of $49 million and $50 million as of December 28, 2012 and September 28, 2012, respectively (level 1). The Company’s life insurance contracts are carried at cash surrender value (level 3). The fair value of these contracts approximates the carrying value of $89 million and $88 million at December 28, 2012 and September 28, 2012, respectively. The fair value of long-term debt, including both current and non-current maturities, is based upon quoted prices in active markets for similar instruments (level 2) and was approximately $5.789 billion and $5.835 billion at December 28, 2012 and September 28, 2012, respectively. It is not practicable to estimate the fair value of the Company’s guaranteed contingent tax liability and the related amounts due to or from former parent and affiliate.
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
Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company’s large number of customers and their diversity across many geographic areas. A portion of the Company’s trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability of those countries’ national economies and the creditworthiness of those countries’ national governments. Deteriorating credit and economic conditions in parts of Western Europe, particularly in Spain, Italy and Portugal, may continue to increase the average length of time it takes the Company to collect its accounts receivable in certain regions within these countries. The Company routinely evaluates all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries’ healthcare systems continue to deteriorate such that their ability to make payments is uncertain, additional allowances may be required in future periods.
The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy and Portugal and as a percent of the Company’s total accounts receivable at the end of each period are as follows:

(Dollars in Millions)	December 28, 2012	September 28, 2012
Accounts receivable, net in Spain, Italy and Portugal	$416	$391
Percentage of total accounts receivable, net	24%	23%
Net sales to customers in Spain, Italy and Portugal totaled $147 million and $160 million during the quarters ended December 28, 2012 and December 30, 2011, respectively. As of December 28, 2012 and September 28, 2012, $30 million and $28 million, respectively, of the accounts receivable, net in Spain, Italy and Portugal were over 365 days past due.
12. Transactions with Former Parent and Affiliate
Tax Sharing Agreement—On June 29, 2007, the Company entered into a Tax Sharing Agreement, under which the Company shares responsibility for certain of its, Tyco International’s and TE Connectivity’s income tax liabilities for periods prior to the separation. Covidien, Tyco International and TE Connectivity share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation from Tyco International. All costs and expenses associated with the management of these tax liabilities are being shared equally among the parties. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement.
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
 The Company has used available information to develop its best estimates for certain assets and liabilities related to periods prior to separation from Tyco International, including amounts subject to or impacted by the provisions of the Tax Sharing Agreement. Although the Company believes its estimates are adequate, the outcome of any potential litigation is uncertain and could result in a significant increase to its liability for taxes arising prior to June 29, 2007. The actual amounts that Covidien may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, which may not occur for several years, especially if certain matters are litigated. Final determination of the balances will be made in subsequent periods, primarily related to certain pre-Tyco separation tax liabilities and tax years open for examination. These balances will also be impacted by the filing of final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien and/or TE Connectivity legal entities for periods prior to the separation from Tyco International.
At December 28, 2012, the Company is the primary obligor to the taxing authorities for $1.678 billion of contingent tax liabilities that are recorded on the consolidated balance sheet, of which $1.332 billion relates to periods prior to the separation from Tyco International and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. At September 28, 2012, the Company was the primary obligor to the taxing authorities for $1.696 billion of contingent tax liabilities that were recorded on the consolidated balance sheet.
Income Tax Receivables—The Company has a current and non-current receivable from Tyco International and TE Connectivity totaling $615 million and $614 million at December 28, 2012 and September 28, 2012, respectively. These receivables reflect 58% of the contingent tax liabilities that are subject to the Tax Sharing Agreement. The non-current portion of these receivables are classified as due from former parent and affiliate on the consolidated balance sheets, while the current portion is included in prepaid expenses and other current assets. Adjustments to these receivables are recorded in other income and were insignificant during both the first quarter of fiscal 2013 and 2012.
Guaranteed Contingent Tax Liabilities—The Company has certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, primarily related to certain contingent tax liabilities. Current and non-current liabilities totaling $614 million and $613 million related to these guarantees were included on the Company’s consolidated balance sheet at December 28, 2012 and September 28, 2012, respectively. The non-current portion of these liabilities are classified as guaranteed contingent tax liabilities on the consolidated balance sheets, while the current portion is included in accrued and other current liabilities.
13. Commitments and Contingencies
The Company is subject to various legal proceedings and claims, including patent infringement claims, products liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon the Company's experience, current information and applicable law, management does not expect that these proceedings will have a material effect on the Company's financial condition. However, one or more of the proceedings could have a material effect on the Company's results of operations or cash flows for a future period. The most significant of these matters are discussed below.

Legal Proceedings
The company records a liability when a loss is considered probable and the amount can be reasonably estimated. When the reasonable estimate of a probable loss is a range and a best estimate cannot be made, the minimum amount of the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of both December 28, 2012 and September 28, 2012, the Company had accruals for products liability and other legal matters totaling $199 million, which includes reserves for certain of the matters discussed below, and related insurance receivables of $52 million and $55 million as of December 28, 2012 and September 28, 2012, respectively.
Products Liability Litigation—The Company currently is involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of the Company have supplied pelvic mesh products to one of the manufacturers named in the litigation and the Company is indemnifying that manufacturer on certain claims. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts and in Canada. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. As of December 28, 2012, there were approximately 1,100 cases pending believed to involve products manufactured by Company subsidiaries. The Company recorded its initial estimate for all known pending and estimated future claims in fiscal 2011 and during the first quarter of fiscal 2012, the Company recorded additional charges of $47 million, which were included in selling, general and administrative expenses. The Company believes that it has adequate amounts recorded relating to these matters based on current information. While the Company believes that the final disposition of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material effect on the Company’s results of operations, financial condition or cash flows, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims.
Asbestos Matters—Mallinckrodt Inc. is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve products liability claims, based principally on allegations of past distribution of products incorporating asbestos. A limited number of the cases allege premises liability, based on claims that individuals were exposed to asbestos while on Mallinckrodt’s property. Each case typically names dozens of corporate defendants in addition to Mallinckrodt. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos.
The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of December 28, 2012, there were approximately 11,600 asbestos liability cases pending against Mallinckrodt.
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
Environmental Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 28, 2012, the Company concluded that it was probable that it would incur remedial costs in the range of $165 million to $281 million. As of December 28, 2012, the Company concluded that the best estimate within this range was $166 million, of which $17 million was included in accrued and other current liabilities and $149 million was included in other liabilities on the consolidated balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material effect on its results of operations, financial condition or cash flows.
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
As of December 28, 2012, the Company estimates that the cost to comply with these proposed remediation alternatives at this site ranges from $95 million to $171 million. However, there are still significant uncertainties in the outcome of the pending litigation, and the Company continues to disagree with the level of remediation outlined in the Maine Board’s final order. At December 28, 2012, estimated future investigation and remediation costs of $95 million were accrued for this site.
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
The Company has also recorded asset retirement obligations (AROs) primarily for the estimated future costs associated with legal obligations to decommission two facilities within the Pharmaceuticals segment. At December 28, 2012 and September 28, 2012, the Company’s AROs were $58 million and $57 million, respectively, which were included in other liabilities on the consolidated balance sheets. During the first quarter of fiscal 2013, all ARO activity was insignificant. The Company believes that any potential payment of such estimated amounts will not have a material effect on its results of operations, financial condition or cash flows.
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
The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect Covidien’s income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. With respect to the outstanding issue that remains in dispute relating to certain intercompany debt, Tyco International has indicated that settlement is unlikely. In the event that Tyco International is unable to resolve these issues in the IRS administrative process, Tyco International will likely contest certain adjustments related to disallowed deductions through litigation. While Covidien believes that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a material effect on the consolidated financial statements.
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
14. Segment Data
Selected information by business segment is as follows:

	Quarter Ended
(Dollars in Millions)	December 28, 2012	December 30, 2011
Net sales(1) :
Medical Devices	$2,133	$1,984
Pharmaceuticals	489	490
Medical Supplies	434	424
	$3,056	$2,898
Operating income:
Medical Devices	$651	$653
Pharmaceuticals	71	83
Medical Supplies	52	55
Operating income of reportable segments	774	791
Unallocated amounts:
Corporate expenses	(88)	(86)
Restructuring and related charges, net (note 3)	(9)	(18)
Separation costs(2)	(19)	(4)
Legal charges (note 13)	—	(47)
Consolidated operating income	$658	$636

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.

(2)	Represents costs incurred related to the separation of the Company’s Pharmaceuticals segment, which are included in selling, general and administrative expenses.

15. Covidien International Finance S.A.
CIFSA, a Luxembourg company, is a holding company that owns, directly or indirectly, substantially all of the operating subsidiaries of Covidien plc. CIFSA is the issuer of the Company’s senior notes and commercial paper, both of which are fully and unconditionally guaranteed by Covidien plc and Covidien Ltd., the owners of CIFSA. In addition, CIFSA is the borrower under the revolving credit facility, which is fully and unconditionally guaranteed by Covidien plc. The following information provides the composition of the Company’s comprehensive income, assets, liabilities, equity and cash flows by relevant group within the Company: Covidien plc and Covidien Ltd. as the guarantors, CIFSA as issuer of the debt and the operating companies that represent assets of CIFSA. Condensed consolidating financial information for Covidien plc, Covidien Ltd. and CIFSA, on a stand alone basis, is presented using the equity method of accounting for subsidiaries.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended December 28, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$3,056	$—	$3,056
Cost of goods sold	—	—	—	1,300	—	1,300
Gross profit	—	—	—	1,756	—	1,756
Selling, general and administrative expenses	31	—	1	909	—	941
Research and development expenses	—	—	—	149	—	149
Restructuring charges, net	—	—	—	8	—	8
Operating (loss) income	(31)	—	(1)	690	—	658
Interest expense	—	—	(51)	—	—	(51)
Interest income	—	—	—	2	—	2
Other income	—	—	—	1	—	1
Equity in net income of subsidiaries	479	480	374	—	(1,333)	—
Intercompany interest and fees	43	(1)	158	(200)	—	—
Income before income taxes	491	479	480	493	(1,333)	610
Income tax (benefit) expense	(2)	—	—	119	—	117
Net income	493	479	480	374	(1,333)	493
Other comprehensive income, net of tax	18	18	18	17	(53)	18
Total comprehensive income	$511	$497	$498	$391	$(1,386)	$511

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended December 30, 2011
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,898	$—	$2,898
Cost of goods sold	—	—	—	1,197	—	1,197
Gross profit	—	—	—	1,701	—	1,701
Selling, general and administrative expenses	3	—	1	903	—	907
Research and development expenses	—	—	—	144	—	144
Restructuring charges, net	—	—	—	14	—	14
Operating (loss) income	(3)	—	(1)	640	—	636
Interest expense	—	—	(51)	—	—	(51)
Interest income	—	—	—	6	—	6
Other income	—	—	—	2	—	2
Equity in net income of subsidiaries	508	509	400	—	(1,417)	—
Intercompany interest and fees	(13)	(1)	161	(147)	—	—
Income before income taxes	492	508	509	501	(1,417)	593
Income tax (benefit) expense	(2)	—	—	101	—	99
Net income	494	508	509	400	(1,417)	494
Other comprehensive loss, net of tax	(96)	(96)	(96)	(98)	290	(96)
Total comprehensive income	$398	$412	$413	$302	$(1,127)	$398

 CONDENSED CONSOLIDATING BALANCE SHEET
At December 28, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$—	$26	$1,372	$—	$1,399
Accounts receivable trade, net	—	—	—	1,763	—	1,763
Inventories	—	—	—	1,835	—	1,835
Intercompany receivable	14	56	—	40	(110)	—
Prepaid expenses and other current assets	2	—	—	996	—	998
Total current assets	17	56	26	6,006	(110)	5,995
Property, plant and equipment, net	1	—	—	2,897	—	2,898
Goodwill	—	—	—	8,562	—	8,562
Intangible assets, net	—	—	—	3,108	—	3,108
Due from former parent and affiliate	—	—	—	594	—	594
Investment in subsidiaries	14,309	14,935	12,215	—	(41,459)	—
Intercompany loans receivable	—	94	12,978	5,262	(18,334)	—
Other assets	—	—	25	867	—	892
Total Assets	$14,327	$15,085	$25,244	$27,296	$(59,903)	$22,049
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$503	$12	$—	$515
Accounts payable	19	—	—	571	—	590
Intercompany payable	40	—	—	70	(110)	—
Accrued and other current liabilities	6	—	31	1,341	—	1,378
Total current liabilities	65	—	534	1,994	(110)	2,483
Long-term debt	—	—	4,513	56	—	4,569
Income taxes payable	—	—	—	1,673	—	1,673
Guaranteed contingent tax liabilities	—	—	—	585	—	585
Intercompany loans payable	3,429	776	5,262	8,867	(18,334)	—
Other liabilities	1	—	—	1,906	—	1,907
Total Liabilities	3,495	776	10,309	15,081	(18,444)	11,217
Shareholders’ Equity	10,832	14,309	14,935	12,215	(41,459)	10,832
Total Liabilities and Shareholders’ Equity	$14,327	$15,085	$25,244	$27,296	$(59,903)	$22,049

CONDENSED CONSOLIDATING BALANCE SHEET
At September 28, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$404	$1,462	$—	$1,866
Accounts receivable trade, net	—	—	—	1,702	—	1,702
Inventories	—	—	—	1,772	—	1,772
Intercompany receivable	37	51	—	31	(119)	—
Prepaid expenses and other current assets	3	—	—	929	—	932
Total current assets	40	51	404	5,896	(119)	6,272
Property, plant and equipment, net	2	—	—	2,870	—	2,872
Goodwill	—	—	—	8,542	—	8,542
Intangible assets, net	—	—	—	3,085	—	3,085
Due from former parent and affiliate	—	—	—	609	—	609
Investment in subsidiaries	13,795	14,420	11,820	—	(40,035)	—
Intercompany loans receivable	—	93	12,656	5,432	(18,181)	—
Other assets	—	—	26	851	—	877
Total Assets	$13,837	$14,564	$24,906	$27,285	$(58,335)	$22,257
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$503	$6	$—	$509
Accounts payable	2	—	—	587	—	589
Intercompany payable	31	—	—	88	(119)	—
Accrued and other current liabilities	126	—	82	1,606	—	1,814
Total current liabilities	159	—	585	2,287	(119)	2,912
Long-term debt	—	—	4,469	62	—	4,531
Income taxes payable	—	—	—	1,696	—	1,696
Guaranteed contingent tax liabilities	—	—	—	585	—	585
Intercompany loans payable	3,113	769	5,432	8,867	(18,181)	—
Other liabilities	—	—	—	1,968	—	1,968
Total Liabilities	3,272	769	10,486	15,465	(18,300)	11,692
Shareholders’ Equity	10,565	13,795	14,420	11,820	(40,035)	10,565
Total Liabilities and Shareholders’ Equity	$13,837	$14,564	$24,906	$27,285	$(58,335)	$22,257

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Quarter Ended December 28, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(3)	$(6)	$56	$73	$—	$120
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(116)	—	(116)
Acquisition, net of cash acquired	—	—	—	(88)	—	(88)
Net increase in intercompany loans	—	—	(492)	—	492	—
Other	—	—	—	(4)	—	(4)
Net cash used in investing activities	—	—	(492)	(208)	492	(208)
Cash Flows From Financing Activities:
Net issuance of commercial paper	—	—	45	—	—	45
Dividends paid	(246)	—	—	—	—	(246)
Repurchase of shares	(259)	—	—	—	—	(259)
Proceeds from exercise of share options	94	—	—	—	—	94
Payment of contingent consideration	—	—	—	(14)	—	(14)
Net intercompany loan borrowings	316	6	—	170	(492)	—
Intercompany dividend received (paid)	—	—	13	(13)	—	—
Other	99	—	—	(82)	—	17
Net cash provided by (used in) financing activities	4	6	58	61	(492)	(363)
Effect of currency rate changes on cash	—	—	—	(16)	—	(16)
Net increase (decrease) in cash and cash equivalents	1	—	(378)	(90)	—	(467)
Cash and cash equivalents at beginning of period	—	—	404	1,462	—	1,866
Cash and cash equivalents at end of period	$1	$—	$26	$1,372	$—	$1,399

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Quarter Ended December 30, 2011
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(39)	$(1)	$91	$216	$—	$267
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(131)	—	(131)
Net increase in intercompany loans	—	—	(1,871)	—	1,871	—
Other	—	—	—	5	—	5
Net cash used in investing activities	—	—	(1,871)	(126)	1,871	(126)
Cash Flows From Financing Activities:
Net issuance of commercial paper	—	—	230	—	—	230
Dividends paid	(109)	—	—	—	—	(109)
Repurchase of shares	(5)	—	—	—	—	(5)
Proceeds from exercise of share options	23	—	—	(17)	—	6
Net intercompany loan borrowings	121	1	—	1,749	(1,871)	—
Intercompany dividend received (paid)	—	—	1,440	(1,440)	—	—
Other	9	—	—	(2)	—	7
Net cash provided by financing activities	39	1	1,670	290	(1,871)	129
Effect of currency rate changes on cash	—	—	—	(6)	—	(6)
Net (decrease) increase in cash and cash equivalents	—	—	(110)	374	—	264
Cash and cash equivalents at beginning of period	—	—	169	1,334	—	1,503
Cash and cash equivalents at end of period	$—	$—	$59	$1,708	$—	$1,767

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in both our Annual Report on Form 10-K for the fiscal year ended September 28, 2012 and in this Quarterly Report.
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
FDA Approval of Generic CONCERTA®
On December 28, 2012, our Pharmaceuticals segment received approval from the U.S. Food and Drug Administration (FDA) to manufacture a generic version of CONCERTA® (Methylphenidate HCl) extended-release (ER) Tablets USP for the treatment of attention deficit hyperactivity disorder (ADHD) in 27 mg, 36 mg and 54 mg dosages. We believe we hold a 180-day exclusivity period for each of the 27 mg, 36 mg and 54 mg dosage strengths, which begins upon the commercial launch of each dosage strength. We launched the 27 mg dosage strength upon receipt of FDA approval. We expect to have the 36 mg and 54 mg dosage strengths available in the second quarter of fiscal 2013. In addition, we plan to submit a supplement to our approved Abbreviated New Drug Application for an 18 mg dosage strength in the second quarter of fiscal 2013. While sales of these products are subject to our receipt of sufficient quota from the FDA, we currently expect sales of generic CONCERTA® to be at least $100 million in fiscal 2013. Sales of generic CONCERTA® may subsequently decline in fiscal 2014, depending upon a number of factors, including expiration of the exclusivity period. (CONCERTA is a registered trademark of ALZA Corporation.)
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
During the first quarter of fiscal 2013 and 2012, we incurred costs of $19 million and $4 million, respectively, related to the separation of our Pharmaceuticals segment. These costs, which are included in selling, general and administrative expenses, primarily relate to professional fees and duplicative costs incurred to build out the corporate infrastructure of the pharmaceuticals company. We plan to continue to incur costs related to the separation throughout fiscal 2013, which we expect to have a negative impact on our fiscal 2013 free cash flow.

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
Acquisitions
On January 10, 2013, we acquired CV Ingenuity (CVI), a developer of a treatment for peripheral arterial disease, for a cash payment of approximately $100 million. In addition, we may be required to pay contingent consideration of up to a maximum of $170 million based on the achievement of certain regulatory approvals and sales targets. The acquisition of CVI complements and expands our vascular product portfolio.
On October 1, 2012, we acquired CNS Therapeutics, Inc., a pharmaceuticals company focused on developing and commercializing products for site-specific administration to the central nervous system to treat neurological disorders and intractable chronic pain, for total consideration of $99 million ($95 million, net of cash acquired). The total consideration was comprised of an upfront cash payment of $92 million ($88 million, net of cash acquired) and the fair value of contingent consideration of $7 million. The acquisition of CNS Therapeutics complements and expands our branded product portfolio.
Restructuring Initiatives
In fiscal 2011, we launched a restructuring program, designed to improve our cost structure. This program includes actions across all three segments as well as corporate. We expect to incur charges of approximately $275 million under this program as the specific actions required to execute on these initiatives are identified and approved, most of which are expected to be incurred by the end of calendar 2013. Savings from this program are estimated to be $200 million to $250 million on an annualized basis once the program is completed. As of December 28, 2012, we had incurred $138 million of net restructuring and related charges under this program since its inception. During the first quarter of fiscal 2013 and 2012, we recorded net restructuring and related charges associated with all restructuring programs and acquisitions of $9 million and $18 million, respectively.

Results of Operations
Quarters Ended December 28, 2012 and December 30, 2011
The following table presents results of operations, including percentage of net sales:

	Quarter Ended
(Dollars in Millions)	December 28, 2012		December 30, 2011
Net sales	$3,056	100.0%	$2,898	100.0%
Cost of goods sold	1,300	42.5	1,197	41.3
Gross profit	1,756	57.5	1,701	58.7
Selling, general and administrative expenses	941	30.8	907	31.3
Research and development expenses	149	4.9	144	5.0
Restructuring charges, net	8	0.3	14	0.5
Operating income	658	21.5	636	21.9
Interest expense	(51)	(1.7)	(51)	(1.8)
Interest income	2	0.1	6	0.2
Other income	1	—	2	0.1
Income before income taxes	610	20.0	593	20.5
Income tax expense	117	3.8	99	3.4
Net income	$493	16.1	$494	17.0
Net sales—Our net sales in the first quarter of fiscal 2013 increased $158 million, or 5.5%, to $3.056 billion, compared with $2.898 billion in the first quarter of fiscal 2012. The increase in net sales was driven by sales growth within our Medical Devices segment, partially offset by unfavorable currency exchange rate fluctuations of $30 million for the first quarter of fiscal 2013. Additional information regarding our increase in net sales is provided in “Analysis of Operating Results by Segment.”
Net sales generated by our businesses in the United States were $1.648 billion and $1.593 billion for the first quarter of fiscal 2013 and 2012, respectively. Our non-U.S. businesses generated net sales of $1.408 billion and $1.305 billion for the first quarter of fiscal 2013 and 2012, respectively. Our business outside the United States accounted for approximately 46% and 45% of our net sales for the first quarter of fiscal 2013 and 2012, respectively.
Net sales by geographic area are shown in the following table:

	Quarter Ended		Percentage Change	Currency Impact	Operational Growth(2)
(Dollars in Millions)	December 28, 2012	December 30, 2011
U.S.	$1,648	$1,593	3%	—%	3%
Other Americas	189	170	11	(1)	12
Europe	680	659	3	(3)	6
Asia-Pacific	539	476	13	(2)	15
Net Sales(1)	$3,056	$2,898	5	(1)	6

(1)
Sales to external customers are reflected in the regions based on the reporting entity that records the transaction. U.S. sales include sales of neurovascular and peripheral products exported to customers outside the United States and invoiced in multiple currencies of approximately $45 million and $75 million for the first quarter of fiscal 2013 and 2012, respectively. Accordingly, these U.S. sales are subject to the effects of changes in foreign currency exchange rates.

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

Cost of goods sold—Cost of goods sold was 42.5% of net sales in the first quarter of fiscal 2013, compared with 41.3% of net sales in the first quarter of fiscal 2012. The increase in cost of goods sold as a percent of net sales was primarily attributable to unfavorable currency exchange fluctuations partially offset by the favorable mix of businesses and manufacturing cost savings.
Selling, general and administrative expenses—Selling, general and administrative expenses in the first quarter of fiscal 2013 increased $34 million, or 3.7%, to $941 million, compared with $907 million in the first quarter of fiscal 2012. The increase in selling, general and administrative expenses was largely attributable to recent acquisitions, costs associated with the separation of our Pharmaceuticals segment, and sales force expansion, primarily in the emerging markets. This increase was partially offset by the absence of $47 million in legal charges related to indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh products liability cases, and cost savings initiatives.
Research and development expenses—Research and development expenses increased $5 million, or 3.5%, to $149 million in the first quarter of fiscal 2013, compared with $144 million in the first quarter of fiscal 2012. The increase primarily resulted from increased spending within our Medical Devices segment to support our growth initiatives. As a percentage of our net sales, research and development expenses were 4.9% for the first quarter of fiscal 2013, compared with 5.0% for the first quarter of fiscal 2012.
Restructuring charges, net—During the first quarter of fiscal 2013, we recorded net restructuring and related charges of $9 million, of which charges of $1 million related to accelerated depreciation and were included in cost of goods sold. The remaining $8 million, primarily related to severance and employee benefit costs incurred under our 2011 program.
During the first quarter of fiscal 2012, we recorded net restructuring and related charges of $18 million, of which charges of $4 million related to accelerated depreciation and were included in costs of goods sold. The remaining $14 million primarily related to severance and employee benefit costs incurred under our 2011 program.
Operating income—In the first quarter of fiscal 2013, operating income increased $22 million to $658 million, compared with operating income of $636 million in the first quarter of fiscal 2012. The increase in operating income for the first quarter of fiscal 2013 compared with the same prior year period was primarily due to the gross profit resulting from increased sales volume within our Medical Devices segment and the absence of $47 million in legal charges related to indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh products liability cases. These increases to operating income were partially offset by increased selling and marketing expenses resulting from fiscal 2012 acquisitions and sales force expansion (primarily in the emerging markets) and a $15 million increase in separation costs.
Analysis of Operating Results by Segment
Net sales by segment are shown in the following table:

	Quarter Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	December 28, 2012	December 30, 2011
Medical Devices	$2,133	$1,984	8%	(1)%	9%
Pharmaceuticals	489	490	—	—	—
Medical Supplies	434	424	2	(1)	3
	$3,056	$2,898	5	(1)	6

Operating income by segment and as a percentage of segment net sales is shown in the following table:

	Quarter Ended
(Dollars in Millions)	December 28, 2012		December 30, 2011
Medical Devices	$651	30.5%	$653	32.9%
Pharmaceuticals	71	14.5	83	16.9
Medical Supplies	52	12.0	55	13.0
Operating income of reportable segments	774	25.3	791	27.3
Unallocated amounts:
Corporate expenses	(88)		(86)
Restructuring and related charges, net	(9)		(18)
Separation costs(1)	(19)		(4)
Legal charges	—		(47)
Consolidated operating income	$658		$636

(1)	Represents costs incurred related to the separation of our Pharmaceuticals segment, which are included in selling, general and administrative expenses.
Medical Devices
Net sales for Medical Devices by groups of products and by geography for the first quarter of fiscal 2013 and 2012 are as follows:

	Quarter Ended
(Dollars in Millions)	December 28, 2012	December 30, 2011	Percentage Change	Currency Impact	Operational Growth
Endomechanical Instruments	$620	$581	7%	(1)%	8%
Energy Devices	346	321	8	(1)	9
Soft Tissue Repair Products	225	218	3	(1)	4
Vascular Products	414	387	7	(1)	8
Oximetry & Monitoring Products	241	207	16	(2)	18
Airway & Ventilation Products	195	181	8	(1)	9
Other Products	92	89	3	(2)	5
	$2,133	$1,984	8	(1)	9

	Quarter Ended
(Dollars in Millions)	December 28, 2012	December 30, 2011	Percentage Change	Currency Impact	Operational Growth
U.S.	$929	$895	4%	—%	4%
Non-U.S.	1,204	1,089	11	(2)	13
	$2,133	$1,984	8	(1)	9
Net sales for the first quarter of fiscal 2013 increased $149 million, or 8%, to $2.133 billion, compared with $1.984 billion for the first quarter of fiscal 2012. Fiscal 2012 acquisitions contributed $60 million to the increase, while unfavorable currency exchange fluctuations decreased net sales by $25 million. The remaining increase in net sales for the segment was driven by increased sales across all product groups, most notably Endomechanical Instruments, Vascular Products and Energy Devices. The increase in sales for Endomechanical Instruments was primarily due to increased sales of stapling products driven by growth for our Tri-StapleTM product. The increase in Vascular Products sales primarily resulted from increased sales of neurovascular products and, to a lesser extent, peripheral products. Finally, the increase in sales for Energy Devices primarily resulted from higher sales volume of vessel sealing products, most notably in the United States.
Operating income for the first quarter of fiscal 2013 decreased $2 million to $651 million, compared with $653 million for the first quarter of fiscal 2012. Our operating margin was 30.5% for the first quarter of fiscal 2013, compared with 32.9% for the first quarter of fiscal 2012. The decrease in our operating income and margin was primarily attributable to increased selling and marketing expenses resulting from acquisitions and sales force expansion, primarily in the emerging markets. This decrease in operating income was partially offset by increased gross profit on the favorable sales performance for the overall segment discussed above and a decrease in general and administrative expenses as a result of cost savings initiatives.
Pharmaceuticals
Net sales for Pharmaceuticals by groups of products and by geography for the first quarter of fiscal 2013 and 2012 are as follows:

	Quarter Ended
(Dollars in Millions)	December 28, 2012	December 30, 2011	Percentage Change	Currency Impact	Operational Growth
Specialty Pharmaceuticals	$167	$134	25%	—%	25%
Active Pharmaceutical Ingredients	93	102	(9)	—	(9)
Contrast Products	121	145	(17)	(2)	(15)
Radiopharmaceuticals	108	109	(1)	(1)	—
	$489	$490	—	—	—

	Quarter Ended
(Dollars in Millions)	December 28, 2012	December 30, 2011	Percentage Change	Currency Impact	Operational Growth
U.S.	$334	$323	3%	—%	3%
Non-U.S.	155	167	(7)	(2)	(5)
	$489	$490	—	—	—
Net sales of $489 million for the first quarter of fiscal 2013 were relatively level with net sales for the first quarter of fiscal 2012. Increased sales of Specialty Pharmaceuticals were offset by decreased sales of Contrast Products and Active Pharmaceutical Ingredients. The sales increase for Specialty Pharmaceuticals was largely driven by increased sales of our branded EXALGO® products, which was aided by the recent launch of a new dosage. In addition, sales of generic CONCERTA®, which received FDA approval during the current quarter, and the acquisition of CNS Therapeutics also contributed to the increase in sales. These increases were offset by decreased sales of contrast media products, primarily resulting from a one-time order in the comparative prior year quarter and continued weakness in the United States. We expect Contrast Products to continue to experience weakness resulting from a decreasing number of procedures in developed markets and pricing pressure. Decreased sales of narcotics within Active Pharmaceutical Ingredients resulting from competitive pressure also contributed to the overall sales decline.
As discussed under “FDA Approval of Generic CONCERTA®,” on December 28, 2012, we received approval from the FDA to manufacture a generic version of CONCERTA® for the treatment of ADHD. While sales of these products are subject to our receipt of sufficient quota from the FDA, we currently expect sales of generic CONCERTA® to be at least $100 million in fiscal 2013. Sales of generic CONCERTA® may subsequently decline in fiscal 2014, depending upon a number of factors, including expiration of the exclusivity period.
Operating income for the first quarter of fiscal 2013 decreased $12 million to $71 million, compared with $83 million for the first quarter of fiscal 2012. Our operating margin was 14.5% for the first quarter of fiscal 2013, compared with 16.9% for the first quarter of fiscal 2012. The decrease in operating income and margin was primarily due to increased manufacturing and raw material costs, partially offset by the sales performance for the overall segment discussed above and favorable pricing. Higher legal costs also contributed to the decline in operating income.
We expect to continue to experience increased raw material costs during the second quarter of fiscal 2013, partially as a result of the unscheduled shutdown of one of the reactors that supplies Molybdenum-99 (Mo-99). Should this shutdown continue into the third quarter of fiscal 2013, when another reactor is planned to be shut down for routine maintenance, there may be global shortages of Mo-99, which could result in continued increased raw material costs and decreased sales.

Medical Supplies
Net sales for Medical Supplies by groups of products and by geography for the first quarter of fiscal 2013 and 2012 are as follows:

	Quarter Ended
(Dollars in Millions)	December 28, 2012	December 30, 2011	Percentage Change	Currency Impact	Operational Growth
Nursing Care Products	$204	$198	3%	—%	3%
Medical Surgical Products	109	109	—	(1)	1
SharpSafety Products	74	70	6	—	6
Original Equipment Manufacturer (OEM) Products	47	47	—	—	—
	$434	$424	2	(1)	3

	Quarter Ended
(Dollars in Millions)	December 28, 2012	December 30, 2011	Percentage Change	Currency Impact	Operational Growth
U.S.	$385	$375	3%	—%	3%
Non-U.S.	49	49	—	(1)	1
	$434	$424	2	(1)	3
Net sales of $434 million for the first quarter of fiscal 2013 increased $10 million, compared with $424 million for the first quarter of fiscal 2012. The increase in sales was primarily due to increased sales of enteral feeding products within Nursing Care Products, resulting from the withdrawal of a competitor from the market, and increased sales of prefilled syringes within SharpSafety Products.
Operating income for the first quarter of fiscal 2013 decreased $3 million to $52 million, compared with $55 million for the first quarter of fiscal 2012. Our operating margin was 12.0% for the first quarter of fiscal 2013, compared with 13.0% for the first quarter of fiscal 2012. The decrease in operating income and margin primarily resulted from pricing pressure, partially offset by the favorable sales performance for the overall segment discussed above.
Corporate
Corporate expenses were $88 million and $86 million for the first quarter of fiscal 2013 and 2012, respectively.
Non-Operating Items
Interest Expense and Interest Income
During both the first quarter of fiscal 2013 and 2012, interest expense was $51 million. Interest income was $2 million for the first quarter of fiscal 2013 compared with $6 million for the first quarter of fiscal 2012. This decrease in interest income primarily resulted from lower interest rates on our cash and cash equivalents.
Other Income
During the first quarter of fiscal 2013 and 2012, we recorded an insignificant amount of other income and corresponding increases to our receivable from Tyco International Ltd. and TE Connectivity Ltd., which reflect 58% of the interest and other income taxes payable amounts recorded that are subject to the Tax Sharing Agreement.
Income Tax Expense
Income tax expense was $117 million and $99 million on income before income taxes of $610 million and $593 million for the first quarter of fiscal 2013 and 2012, respectively. Our effective tax rate was 19.2% and 16.7% for the first quarter of fiscal 2013 and 2012, respectively. The increase in our effective tax rate for the first quarter of fiscal 2013, compared to the comparative prior year period primarily resulted from an adjustment to deferred tax assets pre-dating our separation from Tyco International and the expiration of the U.S. research and development tax credit on December 31, 2011, partially offset by an increase in earnings in lower tax jurisdictions.

We expect sales of generic CONCERTA® to increase our earnings in higher tax jurisdictions, which will put upward pressure on our fiscal 2013 effective tax rate. However, in January 2013, the U.S. research and development tax credit was reenacted through December 31, 2013 and made retroactive to January 1, 2012. Based on the date of enactment of this law, the fiscal 2012 benefit for this credit will be recorded in the second quarter of fiscal 2013. We currently expect the benefit of the research and development tax credit to offset the impact of higher income taxes due to the additional CONCERTA® sales. No benefit for the research and development tax credit was recorded during the current quarter.
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
A summary of our cash flows from operating, investing and financing activities is provided in the following table:

	Quarter Ended
(Dollars in Millions)	December 28, 2012	December 30, 2011
Net cash provided by (used in):
Operating activities	$120	$267
Investing activities	(208)	(126)
Financing activities	(363)	129
Effect of currency exchange rate changes on cash and cash equivalents	(16)	(6)
Net (decrease) increase in cash and cash equivalents	$(467)	$264
Operating Activities
Net cash provided by operating activities was $120 million and $267 million for the first quarter of fiscal 2013 and 2012, respectively.
The net cash provided by operating activities of $120 million in the first quarter of fiscal 2013 was primarily attributable to net income, as adjusted for depreciation and amortization, partially offset by a net change in working capital of $603 million, driven largely by a decrease in accrued and other liabilities of $389 million and an increase in inventory of $77 million. The decrease in accrued and other liabilities was driven largely by the annual payout of cash bonuses in the quarter for performance in the prior fiscal year, the semi-annual payment of interest on our public debt and the $50 million voluntary contribution we made to our pension plans during the quarter.
The net cash provided by operating activities of $267 million in the first quarter of fiscal 2012 was primarily attributable to net income, as adjusted for depreciation and amortization, partially offset by a net change in working capital of $400 million, driven largely by the annual payout of cash bonuses in the quarter for performance in the prior fiscal year and, to a lesser extent, the semi-annual payment of interest on our public debt.
Investing Activities
Net cash used in investing activities was $208 million and $126 million for the first quarter of fiscal 2013 and 2012, respectively.
During the first quarter of fiscal 2013, we paid cash of $88 million to acquire CNS Therapeutics. In addition, capital expenditures were $116 million and $131 million for the first quarter of fiscal 2013 and 2012, respectively. For the full fiscal 2013, we expect capital expenditures to be in the range of $550 million to $575 million, which we expect to fund using cash generated from operations.
Financing Activities
During the first quarter of fiscal 2013, net cash used in financing activities was $363 million, compared with net cash used in financing activities of $129 million for the first quarter of fiscal 2012.
Share Repurchases and Option Exercises—We repurchased approximately 4 million shares for $250 million in the first quarter of fiscal 2013 under our share buyback program. We also repurchased shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and to settle certain option exercises. We spent $9 million to acquire shares in connection with these share-based awards during the first quarter of fiscal 2013. There were no share repurchases during the first quarter of fiscal 2012. Share repurchases were somewhat offset by proceeds from option exercises of $94 million in the first quarter of fiscal 2013. Proceeds from option exercises totaled $6 million in the first quarter of fiscal 2012.
Dividend Payments—Dividend payments were $246 million during the first quarter of fiscal 2013, compared with $109 million during the first quarter of fiscal 2012. The substantial increase in dividends resulted from the accelerated declaration and payment of our quarterly dividend that typically would have been paid during the second quarter of fiscal 2013.
Debt Issuances—During the first quarter of fiscal 2013 and 2012, we received net proceeds of $45 million and $230 million, respectively, from the issuance of commercial paper.
Free Cash Flow
Free cash flow was $4 million during the first quarter of fiscal 2013, compared with $136 million during the first quarter of fiscal 2012. The $132 million decrease in free cash flow primarily resulted from an $86 million increase in income taxes paid, net of refunds, and a $50 million voluntary contribution to our pension plans during the current quarter.
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
A reconciliation between net cash provided by operating activities (the most comparable GAAP measure) and free cash flow is as follows:

	Quarter Ended
(Dollars in Millions)	December 28, 2012	December 30, 2011
Net cash provided by operating activities	$120	$267
Capital expenditures	(116)	(131)
Free cash flow	$4	$136
Capitalization
Shareholders’ equity was $10.832 billion, or $22.98 per share, at December 28, 2012, compared with $10.565 billion, or $22.38 per share, at September 28, 2012. The increase in shareholders’ equity was primarily due to net income of $493 million, partially offset by the repurchase of shares of $259 million and dividends declared of $123 million.
The following table contains several key measures to gauge our financial condition and liquidity at the end of each period:

(Dollars in Millions)	December 28, 2012	September 28, 2012
Cash and cash equivalents	$1,399	$1,866
Current maturities of long-term debt	515	509
Long-term debt	4,569	4,531
Total debt	5,084	5,040
Shareholders’ equity	10,832	10,565
Debt-to-total capital ratio	32%	32%
We have a $1.50 billion five-year unsecured senior revolving credit facility, which expires in August 2016. In addition, we may increase this facility by up to $500 million to a maximum of $2.00 billion provided certain borrowing conditions are met. We are required to maintain an available unused balance under our $1.50 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. We had $255 million and $210 million of commercial paper outstanding at December 28, 2012 and September 28, 2012, respectively. No amount was outstanding under our credit facility at the end of either period.

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.
Commitments and Contingencies
Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, products liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, as described in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, based upon our experience, current information and applicable law, we do not expect that these matters will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Further information regarding our legal proceedings is provided in note 13 to our consolidated financial statements and in Part II, Item 1 of this 10-Q.
Guarantees
We have guarantee commitments and indemnifications with Tyco International and TE Connectivity, which relate to certain contingent tax liabilities. We assumed and are responsible for 42% of these liabilities. Current and non-current liabilities totaling $614 million and $613 million relating to these guarantees were included on our consolidated balance sheet at December 28, 2012 and September 28, 2012, respectively, a substantial portion of which is classified as non-current on our consolidated balance sheets.
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
In connection with the sale of our Specialty Chemicals business, we agreed to indemnify the purchaser with respect to various matters, including environmental, health, safety, tax and other matters. The indemnification obligations relating to environmental, health and safety matters have a term of 17 years, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on our consolidated balance sheets at both December 28, 2012 and September 28, 2012 was $22 million, of which $18 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. As of December 28, 2012, the maximum future payments we could be required to make under all of these indemnification obligations was $76 million. We were required to pay $30 million into an escrow account as collateral for all of these indemnification obligations to the purchaser, of which $24 million and $25 million remained in other assets on our consolidated balance sheets at December 28, 2012 and September 28, 2012, respectively.
We have recorded liabilities for known indemnifications included as part of environmental liabilities. In addition, we are liable for product performance; however in the opinion of management, such obligations will not significantly affect our results of operations, financial condition or cash flows.
We are required to provide the Nuclear Regulatory Commission financial assurance demonstrating our ability to cover the cost of decommissioning our Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though the Company does not intend to close this facility. We have provided this financial assurance in the form of a $58 million surety bond. As of December 28, 2012, we had various other outstanding letters of credit and guarantee and surety bonds totaling $201 million.

Income Taxes
At December 28, 2012, we are the primary obligor to the taxing authorities for $1.678 billion of contingent tax liabilities that are recorded on our consolidated balance sheet, of which $1.332 billion relates to periods prior to our separation from Tyco International and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. However, the actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, some of which may not be resolved for several years.
In addition, pursuant to the terms of the Tax Sharing Agreement, we have recorded a receivable from Tyco International and TE Connectivity of $615 million and $614 million as of December 28, 2012 and September 28, 2012, respectively, substantially all of which is non-current. This amount primarily reflects 58% of our contingent tax liabilities that are subject to the Tax Sharing Agreement. If Tyco International and TE Connectivity default on their obligations to us under the Tax Sharing Agreement, however, we would be liable for the entire amount of such liabilities. Additional information regarding the Tax Sharing Agreement is provided in note 12 to our consolidated financial statements.
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
Concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. A portion of our trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability of those countries’ national economies and the creditworthiness of those countries’ national governments. Deteriorating credit and economic conditions in parts of Western Europe, particularly in Spain, Italy and Portugal, may continue to increase the average length of time it takes us to collect our accounts receivable in certain regions within these countries.
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
Our aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy and Portugal and as a percent of our total outstanding accounts receivable at the end of period are as follows:

(Dollars in Millions)	December 28, 2012	September 28, 2012
Accounts receivable, net in Spain, Italy and Portugal	$416	$391
Percentage of total accounts receivable, net	24%	23%
Net sales to customers in Spain, Italy and Portugal totaled $147 million and $160 million during the quarters ended December 28, 2012 and December 30, 2011, respectively. As of December 28, 2012 and September 28, 2012, $30 million and $28 million, respectively, of the accounts receivable, net in Spain, Italy and Portugal were over 365 days past due.
Contingent Consideration
In connection with certain of our acquisitions, we may be required to pay future consideration that is contingent upon the achievement of certain revenue, regulatory or commercialization based milestones. As of the respective acquisition dates, we recorded contingent liabilities representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired businesses. We remeasure these liabilities each reporting period and record changes in the fair value in our consolidated statements of income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or changes in the expected probability and timing of achieving regulatory or commercialization milestones, as well as changes in discount rates. The increase in the estimated fair value of these obligations recognized as expense during the first quarter of fiscal 2013 was insignificant.

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
We believe that our accounting policies for revenue recognition, inventories, property, plant and equipment, intangible assets, business combinations, goodwill, contingencies, pension and postretirement benefits, guarantees and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.
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
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012 and in this Quarterly Report could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our exposures to market risk during the first quarter of fiscal 2013. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012 for further discussion of our exposures to market risk.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, products liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, as described in our Annual Report on form 10-K for the fiscal year ended September 28, 2012. There were no material developments during the quarter ended December 28, 2012 related to previously described legal proceedings.

Item 1A.	Risk Factors
There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
09/29/12 - 10/26/12	—	$—	—	$877,216,177
10/27/12 - 11/30/12	2,223,500	$56.57	2,223,500	$751,442,771
12/01/12 - 12/28/12	2,147,206	$57.89	2,147,206	$627,134,864

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials from the Covidien plc Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

Date: February 4, 2013