Form 10-Q
period 2013-03-29
Covidien plc
filed 2013-04-29
CIK 1385187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2013
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
The number of ordinary shares outstanding as of April 25, 2013 was 470,474,681.

COVIDIEN PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF INCOME
Quarters and Six Months Ended March 29, 2013 and March 30, 2012
(in millions, except per share data)

	Quarter Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net sales	$3,103	$2,946	$6,159	$5,844
Cost of goods sold	1,316	1,240	2,616	2,437
Gross profit	1,787	1,706	3,543	3,407
Selling, general and administrative expenses	968	914	1,909	1,821
Research and development expenses	162	167	311	311
Restructuring charges, net	61	16	69	30
Operating income	596	609	1,254	1,245
Interest expense	(50)	(51)	(101)	(102)
Interest income	3	6	5	12
Other income, net	16	4	17	6
Income from continuing operations before income taxes	565	568	1,175	1,161
Income tax expense	124	77	241	176
Income from continuing operations	441	491	934	985
(Loss) income from discontinued operations, net of income taxes	(2)	6	(2)	6
Net income	$439	$497	$932	$991
Basic earnings per share:
Income from continuing operations	$0.93	$1.02	$1.98	$2.04
Income from discontinued operations	—	0.01	—	0.01
Net income	0.93	1.03	1.97	2.05
Diluted earnings per share:
Income from continuing operations	$0.93	$1.01	$1.96	$2.02
Income from discontinued operations	—	0.01	—	0.01
Net income	0.92	1.02	1.96	2.04
Weighted-average number of shares outstanding:
Basic	471	483	472	483
Diluted	476	487	476	487
Cash dividends declared per ordinary share	$0.26	$0.45	$0.52	$0.45

See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarters and Six Months Ended March 29, 2013 and March 30, 2012
(in millions)

	Quarter Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net income	$439	$497	$932	$991
Other comprehensive (loss) income, net of tax
Currency translation adjustments	(86)	59	(73)	(38)
Unrecognized (loss) gain on derivatives	(5)	1	(1)	1
Unrecognized gain on benefit plans	4	—	5	1
Total other comprehensive (loss) income, net of tax	(87)	60	(69)	(36)
Comprehensive income	$352	$557	$863	$955

See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED BALANCE SHEETS
At March 29, 2013 and September 28, 2012
(in millions, except share data)

	March 29, 2013	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$1,683	$1,866
Accounts receivable trade, less allowance for doubtful accounts of $42 and $40	1,830	1,702
Inventories	1,820	1,772
Prepaid expenses and other current assets	1,001	932
Total current assets	6,334	6,272
Property, plant and equipment, net	2,916	2,872
Goodwill	8,694	8,542
Intangible assets, net	3,204	3,085
Due from former parent and affiliate	597	609
Other assets	865	877
Total Assets	$22,610	$22,257

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$515	$509
Accounts payable	582	589
Accrued and other current liabilities	1,778	1,814
Total current liabilities	2,875	2,912
Long-term debt	4,562	4,531
Income taxes payable	1,685	1,696
Guaranteed contingent tax liabilities	582	585
Other liabilities	1,930	1,968
Total Liabilities	11,634	11,692
Commitments and contingencies (note 15)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 486,713,300 and 520,943,253 issued	97	104
Ordinary shares held in treasury at cost; 16,465,236 and 48,774,997	(960)	(2,368)
Additional paid-in capital	7,431	7,179
Retained earnings	4,192	5,365
Accumulated other comprehensive income	216	285
Total Shareholders’ Equity	10,976	10,565
Total Liabilities and Shareholders’ Equity	$22,610	$22,257
See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 29, 2013 and March 30, 2012
(in millions)

	Six Months Ended
	March 29, 2013	March 30, 2012
Cash Flows From Operating Activities:
Net income	$932	$991
Loss (income) from discontinued operations, net of income taxes	2	(6)
Income from continuing operations	934	985
Adjustments to reconcile net cash provided by continuing operating activities:
Depreciation and amortization	329	306
Share-based compensation	53	41
Deferred income taxes	72	(73)
Provision for losses on accounts receivable and inventory	39	12
Other non-cash items	(16)	5
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(171)	(143)
Inventories	(92)	(133)
Accounts payable	(2)	17
Income taxes	(29)	70
Accrued and other liabilities	(233)	(176)
Other	(77)	5
Net cash provided by operating activities	807	916
Cash Flows From Investing Activities:
Capital expenditures	(241)	(250)
Acquisitions, net of cash acquired	(238)	(352)
Other	8	5
Net cash used in investing activities	(471)	(597)
Cash Flows From Financing Activities:
Net issuance of commercial paper	40	132
Dividends paid	(246)	(217)
Repurchase of shares	(459)	(158)
Proceeds from exercise of share options	175	81
Payment of contingent consideration	(17)	—
Other	20	10
Net cash used in financing activities	(487)	(152)
Effect of currency rate changes on cash	(32)	(7)
Net (decrease) increase in cash and cash equivalents	(183)	160
Cash and cash equivalents at beginning of period	1,866	1,503
Cash and cash equivalents at end of period	$1,683	$1,663
See Notes to Consolidated Financial Statements.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Basis of Presentation—The accompanying financial statements reflect the consolidated operations of Covidien plc, a company incorporated in Ireland, and its subsidiaries (Covidien or the Company). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim results reported. The year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended September 28, 2012.
2. Acquisitions
Nfocus Neuromedical, Inc.—On February 19, 2013, the Company's Medical Devices segment acquired all of the outstanding equity of Nfocus Neuromedical, Inc. (Nfocus), a developer of neurovascular intrasaccular devices, for total consideration of $72 million ($71 million, net of cash acquired). The total consideration was comprised of an upfront cash payment of $51 million ($50 million, net of cash acquired) and the fair value of contingent consideration of $21 million. This contingent consideration, which could total a maximum of $45 million, is discussed further in note 13. The acquisition of Nfocus complements and expands the Company's vascular product portfolio.
CV Ingenuity—On January 10, 2013, the Company's Medical Devices segment acquired all of the outstanding equity of CV Ingenuity (CVI), a developer of a treatment for peripheral arterial disease, for total consideration of $222 million ($217 million, net of cash acquired). The total consideration was comprised of an upfront cash payment of $105 million ($100 million, net of cash acquired) and the fair value of contingent consideration of $117 million. This contingent consideration, which could total a maximum of $170 million, is discussed further in note 13. The acquisition of CVI complements and expands the Company's vascular product portfolio.
CNS Therapeutics, Inc.—On October 1, 2012, the Company's Pharmaceuticals segment acquired all of the outstanding equity of CNS Therapeutics, Inc. (CNS), a pharmaceuticals company focused on developing and commercializing products for site-specific administration to the central nervous system to treat neurological disorders and intractable chronic pain, for total consideration of $99 million ($95 million, net of cash acquired). The total consideration was comprised of an upfront cash payment of $92 million ($88 million, net of cash acquired) and the fair value of contingent consideration of $7 million. This contingent consideration, which could total a maximum of $9 million, is discussed further in note 13. The acquisition of CNS complements and expands the Pharmaceuticals segment's branded product portfolio.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Allocation of Assets Acquired and Liabilities Assumed—The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed:

(Dollars in Millions)	CVI	All Other	Total
Deferred tax assets (current)	$6	$3	$9
Other current assets(1)	5	14	19
Intangible assets	122	137	259
Goodwill (non-tax deductible)	122	55	177
Other assets	1	—	1
Total assets acquired	256	209	465
Contingent consideration (current)	70	—	70
Other current liabilities	3	16	19
Contingent consideration (non-current)	47	28	75
Deferred tax liabilities (non-current)	31	22	53
Total liabilities assumed	151	66	217
Net assets acquired	$105	$143	$248

(1)	All other includes $3 million of accounts receivable, which is also the gross contractual value. As of each acquisition date, the fair value of accounts receivable approximated carrying value.
Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted-Average Amortization Period
CVI
In-process research and development	$122	Non-Amortizable
	$122
All Other
Completed technology	$73	13 years
In-process research and development	64	Non-Amortizable
	$137
Total
Completed technology	$73	13 years
In-process research and development	186	Non-Amortizable
	$259
In-process Research and Development—The $122 million of in-process research and development for CVI relates to a drug coated balloon platform to be used in the treatment of peripheral arterial disease. As of the date of acquisition, further development, testing, clinical trials and regulatory approvals were required in order to bring this product to market. The Company estimates that the total costs to complete this product will be approximately $76 million. In addition, the Company expects that all regulatory approvals will be received by 2017.
The $64 million of in-process research and development for all other acquisitions is comprised of $45 million related to a mesh basket implant product used in the treatment of brain aneurysms and $19 million related to three intrathecal pain products used in the treatment of intractable pain. As of each date of acquisition, development, testing, clinical trials and regulatory approvals were required in order to bring these products to market. The Company estimates that the total costs to complete the product used in the treatment of brain aneurysms will be approximately $10 million with regulatory approvals expected to be received by 2018. The Company estimates that the total costs to complete the products used in the treatment of intractable pain will be approximately $18 million with regulatory approvals expected to occur between 2015 and 2017.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company determined the valuation of each in-process research and development project using management's estimate of future revenue and expected profitability of the products after taking into account an estimate of future expenses necessary to bring the products to completion. These projected cash flows were then discounted to their present values using discount rates which were considered commensurate with the risks and stages of development of the respective products. Discount rates of 13%, 19% and 35% were used for the peripheral arterial disease, brain aneurysm and intractable pain products, respectively.
Goodwill—The technologies offered by CVI and all other acquisitions contributed to acquisition prices in excess of the fair values of net assets acquired, which resulted in the establishment of goodwill.
As of March 29, 2013, the Company had not yet finalized its deferred tax assets and liabilities for the acquisitions discussed above, the impact of which is not expected to have a material effect on the Company's financial condition.
Financial Results and Acquisition-Related Costs—The amount of net sales, earnings and transaction and integration costs associated with the acquisitions discussed above included in the Company's results for the quarter and six months ended March 29, 2013 were insignificant.
Unaudited Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the acquisitions of CVI, Nfocus, and CNS had been completed as of the beginning of fiscal 2012. The pro forma financial information is based on the historical financial information for Covidien, CVI, Nfocus and CNS and reflects the following pro forma adjustments:

•	Elimination of historical amortization expense for each of the acquired companies and additional amortization expense related to the fair value of intangible assets acquired;

•	A decrease in interest income for cash used to fund the acquisitions;

•
Elimination of direct acquisition transaction costs, restructuring charges and charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition in fiscal 2013 and inclusion of such items in fiscal 2012;

•	Elimination of the Company's gain on the sale of its investment in CVI in fiscal 2013 and inclusion of such gain in fiscal 2012;

•	Tax impact of all of the above adjustments; and

•
Elimination of the historical income tax expense for each of the acquired companies and inclusion of income tax expense on the historical results of each of the acquired companies using the respective jurisdictional tax rates.

	Quarter Ended		Six Months Ended
(Dollars in Millions, Except per Share Data)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net sales	$3,103	$2,951	$6,159	$5,853
Income from continuing operations	434	489	921	976
Net income	432	496	919	982
Basic earnings per share:
Income from continuing operations	$0.92	$1.01	$1.95	$2.02
Net income	0.92	1.03	1.95	2.04
Diluted earnings per share:
Income from continuing operations	$0.91	$1.00	$1.93	$2.00
Net income	0.91	1.02	1.93	2.02
The unaudited pro forma financial information above is not indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of fiscal 2012, or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of these companies.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Restructuring and Related Charges, Net
In fiscal 2011, the Company launched a restructuring program designed to improve the Company’s cost structure. This program includes actions across all three segments as well as corporate. The Company expects to incur charges of approximately $275 million under this program as the specific actions required to execute on these initiatives are identified and approved, most of which are expected to be incurred by the end of calendar 2013. This program excludes restructuring actions associated with acquisitions.
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
Net restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	Quarter Ended		Six Months Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Medical Devices	$53	$13	$58	$24
Pharmaceuticals	7	5	8	11
Medical Supplies	2	1	5	2
Corporate	—	2	—	2
Restructuring and related charges, net	62	21	71	39
Less: accelerated depreciation	(1)	(5)	(2)	(9)
Restructuring charges, net	$61	$16	$69	$30
Net restructuring and related charges are comprised of the following:

	Quarter Ended		Six Months Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Acquisition-related restructuring actions	$6	$7	$8	$8
2011 program	56	12	59	26
2009 and 2007 programs	—	2	4	5
Restructuring and related charges, net	62	21	71	39
Less: non-cash charges, including accelerated depreciation	(2)	(6)	(6)	(10)
Total charges expected to be settled in cash	$60	$15	$65	$29
The following table summarizes cash activity for restructuring reserves related to acquisitions for the six months ended March 29, 2013:

(Dollars in Millions)	Employee Severance and Benefits	Other	Total
Balance at September 28, 2012	$11	$8	$19
Charges	4	4	8
Cash payments	(4)	(2)	(6)
Balance at March 29, 2013	$11	$10	$21

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes cash activity for restructuring reserves related to the 2011, 2009 and 2007 programs for the six months ended March 29, 2013, substantially all of which relates to employee severance and benefits:

(Dollars in Millions)	2011 Program	2009 and 2007 Programs	Total
Balance at September 28, 2012	$76	$33	$109
Charges	60	—	60
Changes in estimate	(2)	(1)	(3)
Cash payments	(52)	(2)	(54)
Currency translation	(1)	—	(1)
Balance at March 29, 2013	$81	$30	$111
Net restructuring and related charges, including associated asset impairments, incurred cumulative to date under the 2011, 2009 and 2007 programs are as follows:

(Dollars in Millions)	2011 Program	2009 and 2007 Programs
Medical Devices	$142	$161
Pharmaceuticals	38	42
Medical Supplies	2	91
Corporate	12	13
Total	$194	$307
Restructuring reserves are reported on the Company’s consolidated balance sheets as follows:

(Dollars in Millions)	March 29, 2013	September 28, 2012
Accrued and other current liabilities	$115	$89
Other liabilities	17	39
Restructuring reserves	$132	$128
4. Other Income, Net
Other income, net was comprised of the following:

	Quarter Ended		Six Months Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Income under Tax Sharing Agreement (note 14)	$4	$6	$5	$7
Gain (loss) on investments, net	8	(2)	8	(1)
Gain on demutualization of insurance carrier	4	—	4	—
Other income, net	$16	$4	$17	$6
Income under Tax Sharing Agreement represents the increase to the receivable from Tyco International Ltd. and TE Connectivity Ltd. These amounts reflect 58% of the interest and other income taxes payable amounts recorded during each period that are subject to the Tax Sharing Agreement.
During the quarter and six months ended March 29, 2013, the Company recorded an $8 million gain on the sale of its investment in CVI, which was previously carried at cost.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Earnings per Share
The weighted-average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

	Quarter Ended		Six Months Ended
(in Millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Basic shares	471	483	472	483
Effect of share options and restricted shares	5	4	4	4
Diluted shares	476	487	476	487
The computation of diluted earnings per share for the quarter and six months ended March 29, 2013 excludes less than 1 million and approximately 2 million shares, respectively, of options and restricted share awards because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met. For the quarter and six months ended March 30, 2012, the computation of diluted earnings per share excludes approximately 1 million and 5 million shares, respectively, of options and restricted share awards because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met.
6. Inventories
At the end of each period, inventories were comprised of the following:

(Dollars in Millions)	March 29, 2013	September 28, 2012
Purchased materials and manufactured parts	$393	$359
Work in process	343	355
Finished goods	1,084	1,058
Inventories	$1,820	$1,772
7. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended March 29, 2013 were as follows:

(Dollars in Millions)	Medical Devices	Pharmaceuticals	Medical Supplies	Total
Goodwill at September 28, 2012	$7,645	$508	$389	$8,542
Acquisitions	153	24	—	177
Currency translation and other	(25)	—	—	(25)
Goodwill at March 29, 2013	$7,773	$532	$389	$8,694

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	March 29, 2013		September 28, 2012
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,667	$994	$2,577	$906
Customer relationships	958	183	960	155
Other	334	157	345	149
Total	$3,959	$1,334	$3,882	$1,210
Non-Amortizable:
Trademarks	$354		$354
In-process research and development	225		59
Total	$579		$413
Intangible asset amortization expense for the quarter ended March 29, 2013 and March 30, 2012 was $64 million and $54 million, respectively. Intangible asset amortization expense for the six months ended March 29, 2013 and March 30, 2012 was $128 million and $105 million, respectively.
8. Retirement Plans
The net periodic benefit cost for the Company’s defined benefit pension plans was as follows:

	Quarter Ended		Six Months Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Service cost	$5	$5	$10	$10
Interest cost	9	10	18	21
Expected return on plan assets	(12)	(10)	(24)	(21)
Amortization of net actuarial loss	6	6	12	12
Net periodic benefit cost	$8	$11	$16	$22
During the first six months of fiscal 2013, the Company made a $50 million voluntary contribution to its pension plans. This payment was primarily made to provide additional funding to the plans of the Company's Pharmaceuticals business.
The net periodic benefit cost for postretirement benefit plans for the quarter and six months ended March 29, 2013 and March 30, 2012 was not material.
9. Debt
In connection with the anticipated separation of the Pharmaceuticals business of Covidien, on April 11, 2013, Mallinckrodt International Finance S.A. (MIFSA), a wholly-owned subsidiary of the Company, issued $300 million aggregate principal amount of 3.50% senior notes due April 2018 and $600 million aggregate principal amount of 4.75% senior notes due April 2023 for aggregate net proceeds of approximately $881 million. Until the separation occurs, the notes will be fully and unconditionally guaranteed by Covidien International Finance S.A. (CIFSA), also a wholly-owned subsidiary of the Company. Upon completion of the separation, MIFSA will be a wholly-owned subsidiary of Mallinckrodt plc, the new stand alone publicly traded company. While MIFSA will retain the debt, it is anticipated that MIFSA will retain for general corporate purposes only an amount of the net proceeds that, together with cash held by its subsidiaries approximates $170 million. The remainder of the net proceeds will be retained by Covidien.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Equity
Share Repurchases—On March 21, 2013, the Company's Board of Directors authorized a program to purchase up to $3.0 billion of its ordinary shares from time to time, based on market conditions. This program is in addition to the $2.0 billion share repurchase program announced in August 2011. As of March 29, 2013, there was approximately $3.427 billion remaining under these programs.
Treasury Shares—During the six months ended March 29, 2013, the Company canceled 40 million ordinary shares that were previously held as treasury shares.
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
In connection with the sale of the Specialty Chemicals business in fiscal 2010, the Company's Pharmaceuticals business agreed to indemnify the purchaser with respect to various matters, including environmental, health, safety, tax and other matters. The indemnification obligations relating to environmental, health and safety matters have a term of 17 years, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's consolidated balance sheets at both March 29, 2013 and September 28, 2012 was $22 million, of which $18 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims made under the indemnity. As of March 29, 2013, the maximum future payments the Company could be required to make under all of these indemnification obligations was $76 million. The Company was required to pay $30 million into an escrow account as collateral for all of these indemnification obligations to the purchaser, of which $24 million and $25 million remained in other assets on the consolidated balance sheets at March 29, 2013 and September 28, 2012, respectively.
The Company has recorded liabilities for known indemnifications included as part of environmental liabilities, which are discussed in note 15. In addition, the Company is liable for product performance; however in the opinion of management, such obligations will not significantly affect the Company’s results of operations, financial condition or cash flows.
The Company is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, although the Company does not intend to close this facility. The Company has provided this financial assurance in the form of a $58 million surety bond. As of March 29, 2013, the Company had various other outstanding letters of credit and guarantee and surety bonds totaling $225 million.
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Cash Flow Hedges—During fiscal 2007, CIFSA entered into a series of forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of fixed rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated in fiscal 2007 and fiscal 2008 prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective, accordingly, the loss that resulted upon termination of the rate locks was recorded in accumulated other comprehensive income and is being amortized to interest expense over the terms of the notes. As of March 29, 2013 and September 28, 2012, the amount of this loss that remained in accumulated other comprehensive income was $38 million and $40 million, respectively.
Foreign Exchange Exposure
Derivatives not Designated as Hedging Instruments—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro and yen, as well as approximately 20 other currencies. The Company generally manages its exposure for forecasted transactions for the upcoming 12 months. All forward and option contracts are recorded on the consolidated balance sheet at fair value. At March 29, 2013, the Company had foreign currency forward and option contracts outstanding with a notional amount of $1.107 billion. These contracts do not meet the necessary criteria to qualify for hedge accounting; accordingly, all associated changes in fair value are recognized in earnings.
The amount of the net gain (loss) on foreign exchange forward and option contracts not designated as hedging instruments and related hedged items was recorded as follows:

	Quarter Ended		Six Months Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Cost of goods sold	$9	$(1)	$(1)	$6
Selling, general and administrative expenses	—	(2)	4	(7)
Total	$9	$(3)	$3	$(1)
Fair Value of Derivative Instruments
The fair value of foreign exchange forward and option contracts not designated as hedging instruments are included in the following consolidated balance sheet captions in the amounts shown:

(Dollars in Millions)	March 29, 2013	September 28, 2012
Derivative Assets:
Prepaid expenses and other current assets	$46	$14
Accrued and other current liabilities	2	7
	$48	$21
Derivative Liabilities:
Prepaid expenses and other current assets	$6	$3
Accrued and other current liabilities	16	27
	$22	$30

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
The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at March 29, 2013 and September 28, 2012:

		Basis of Fair Value Measurement
(Dollars in Millions)	March 29, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency contracts	$48	$—	$48	$—
Debt and equity securities held in rabbi trust	35	21	14	—
Total assets at fair value	$83	$21	$62	$—
Liabilities:
Foreign currency contracts	$22	$—	$22	$—
Deferred compensation liabilities	117	—	117	—
Contingent consideration	230	—	—	230
Total liabilities at fair value	$369	$—	$139	$230

		Basis of Fair Value Measurement
(Dollars in Millions)	September 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency contracts	$21	$—	$21	$—
Debt and equity securities held in rabbi trust	36	21	15	—
Total assets at fair value	$57	$21	$36	$—
Liabilities:
Foreign currency contracts	$30	$—	$30	$—
Deferred compensation liabilities	103	—	103	—
Contingent consideration	108	—	—	108
Total liabilities at fair value	$241	$—	$133	$108
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
Contingent consideration—The fair values of contingent consideration are based on significant unobservable inputs, including management estimates and assumptions, and were measured based on the probability-weighted present value of the payments expected to be made. Accordingly, the fair values of contingent consideration have been classified as level 3 within the fair value hierarchy. These liabilities are re-measured each reporting period and changes in the fair values are included in the consolidated statements of income.
During the second quarter of fiscal 2013, the Company recorded contingent consideration of $21 million upon the acquisition of Nfocus. This contingent consideration, which could potentially total a maximum of $45 million, consists of $25 million in milestone payments related to the achievement of certain regulatory approvals and $20 million in milestone payments related to the achievement of sales targets. The entire value of the contingent consideration relates to the achievement of the regulatory approvals; no value has been assigned to the achievement of the sales targets.
In addition, during the second quarter of fiscal 2013, the Company recorded contingent consideration of $117 million upon the acquisition of CVI. This contingent consideration, which could potentially total a maximum of $170 million, consists of $125 million in milestone payments related to the achievement of certain regulatory approvals and $45 million in milestone payments related to the achievement of sales targets. The Company has recorded contingent consideration of approximately $104 million related to the achievement of regulatory approvals and $13 million related to the achievement of sales targets.
During the six months ended March 29, 2013, the Company recorded contingent consideration of $7 million upon the acquisition of CNS. This contingent consideration, which could potentially total a maximum of $9 million, is primarily based on whether the FDA approves another dosage form of Gablofen on or before December 31, 2016.
As of March 29, 2013, the Company had a liability of $29 million on its consolidated balance sheet associated with the fiscal 2012 acquisition of Maya Medical. This contingent consideration, which initially could total a maximum of $170 million, consists of $70 million in milestone payments related to the commercialization of a radiofrequency energy-based renal denervation device (RF Device) and $100 million in milestone payments related to a device that delivers a chemical agent to cause renal denervation (Drug Device), both of which are for the treatment of hypertension.
The milestone payments related to the RF Device include a maximum payment of $20 million for the first commercial sale of the product outside of the United States. During the six months ended March 29, 2013, the Company paid $17 million upon achievement of this milestone, which was included in other financing activities in the consolidated statement of cash flows. The Company expects to pay the remaining $3 million that is included on the consolidated balance sheet during fiscal 2013. The milestone payments related to the RF Device also include a maximum payment of $20 million related to the successful completion of the post-market clinical trial within the required timeframe. As of both March 29, 2013 and September 28, 2012, the Company had a liability of $17 million on its consolidated balance sheet associated with this milestone.
In addition, the Company may be obligated to pay up to a maximum of $30 million based on the achievement of sales targets associated with the RF Device. As of both March 29, 2013 and September 28, 2012, the Company had a liability of $8 million on its consolidated balance sheet associated with this milestone.
The milestone payments related to the Drug Device consist of $25 million for the successful completion of a pre-clinical trial study, $25 million for the successful completion of a clinical trial and $10 million for the first commercial sale of the product outside of the United States. The Company applied probability rates of 5% or less to each of these milestones and accordingly, the value of this contingent consideration is insignificant. In addition, the Company may be obligated to pay up to

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a maximum of $40 million based on the achievement of sales targets. As of both March 29, 2013 and September 28, 2012, the Company had assigned no value to this contingent consideration.
As of both March 29, 2013 and September 28, 2012, the Company had a liability of $25 million on its consolidated balance sheet associated with the fiscal 2012 acquisition of BÂRRX. The milestone upon which payment of this contingent consideration is based was achieved in fiscal 2012. Accordingly, the Company expects to pay $10 million of this contingent consideration in fiscal 2013 and the remainder in fiscal 2014.
In addition, as of March 29, 2013 and September 28, 2012, the Company had contingent consideration totaling $31 million and $36 million, respectively, on its consolidated balance sheet associated with two other fiscal 2012 acquisitions. This contingent consideration, which could total $70 million, primarily relates to the fiscal 2012 acquisition of superDimension and is based on the achievement of sales targets.
The following is a reconciliation of changes in the fair value of contingent consideration:

Six Months Ended
(Dollars in Millions)	March 29, 2013
Balance at beginning of period	$108
Acquisition date fair value of contingent consideration	145
Change in fair value included in selling, general and administrative expenses	(6)
Payments	(17)
Balance at end of period	$230
Financial Instruments Not Measured at Fair Value
The fair value of cash and cash equivalents approximate carrying value since cash equivalents consist of liquid investments with a maturity of three months or less (level 1). The fair value of restricted cash is equivalent to its carrying value of $49 million and $50 million as of March 29, 2013 and September 28, 2012, respectively (level 1). The Company’s life insurance contracts are carried at cash surrender value (level 3). The fair value of these contracts approximates the carrying value of $88 million at both March 29, 2013 and September 28, 2012. The fair value of long-term debt, including both current and non-current maturities, is based upon quoted prices in active markets for similar instruments (level 2) and was approximately $5.745 billion and $5.835 billion at March 29, 2013 and September 28, 2012, respectively. It is not practicable to estimate the fair value of the Company’s guaranteed contingent tax liability and the related amounts due to or from former parent and affiliate.
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
The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy and Portugal and as a percent of the Company’s total accounts receivable at the end of each period are as follows:

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in Millions)	March 29, 2013	September 28, 2012
Accounts receivable, net in Spain, Italy and Portugal	$431	$391
Percentage of total accounts receivable, net	24%	23%
Net sales to customers in Spain, Italy and Portugal totaled $166 million and $176 million during the quarter ended March 29, 2013 and March 30, 2012, respectively. Net sales to customers in Spain, Italy and Portugal totaled $313 million and $336 million during the six months ended March 29, 2013 and March 30, 2012, respectively. As of March 29, 2013 and September 28, 2012, $34 million and $28 million, respectively, of the accounts receivable, net in Spain, Italy and Portugal were over 365 days past due.
14. Transactions with Former Parent and Affiliate
Tax Sharing Agreement—On June 29, 2007, the Company entered into a Tax Sharing Agreement, under which the Company shares responsibility for certain of its, Tyco International’s and TE Connectivity’s income tax liabilities for periods prior to the separation. Covidien, Tyco International and TE Connectivity share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation from Tyco International. All costs and expenses associated with the management of these tax liabilities are being shared equally among the parties. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement.
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
At March 29, 2013, the Company is the primary obligor to the taxing authorities for $1.687 billion of contingent tax liabilities that are recorded on the consolidated balance sheet, of which $1.338 billion relates to periods prior to the separation from Tyco International and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. At September 28, 2012, the Company was the primary obligor to the taxing authorities for $1.696 billion of contingent tax liabilities that were recorded on the consolidated balance sheet.
Income Tax Receivables—The Company has a current and non-current receivable from Tyco International and TE Connectivity totaling $617 million and $614 million at March 29, 2013 and September 28, 2012, respectively. These receivables reflect 58% of the contingent tax liabilities that are subject to the Tax Sharing Agreement. The non-current portion

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of these receivables are classified as due from former parent and affiliate on the consolidated balance sheets, while the current portion is included in prepaid expenses and other current assets.
Guaranteed Contingent Tax Liabilities—The Company has certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, primarily related to certain contingent tax liabilities. Current and non-current liabilities totaling $614 million and $613 million related to these guarantees were included on the Company’s consolidated balance sheet at March 29, 2013 and September 28, 2012, respectively. The non-current portion of these liabilities are classified as guaranteed contingent tax liabilities on the consolidated balance sheets, while the current portion is included in accrued and other current liabilities.
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
Legal Proceedings
The company records a liability when a loss is considered probable and the amount can be reasonably estimated. When the reasonable estimate of a probable loss is a range and a best estimate cannot be made, the minimum amount of the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 29, 2013 and September 28, 2012, the Company had accruals for products liability and other legal matters totaling $192 million and $199 million, respectively, which includes reserves for certain of the matters discussed below. In addition, the Company had related insurance receivables of $52 million and $55 million as of March 29, 2013 and September 28, 2012, respectively.
Products Liability Litigation—The Company currently is involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of the Company have supplied pelvic mesh products to one of the manufacturers named in the litigation and the Company is indemnifying that manufacturer on certain claims. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts and in Canada. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. As of March 29, 2013, there were approximately 1,600 cases pending believed to involve products manufactured by Company subsidiaries. The Company recorded its initial estimate for all known pending and estimated future claims in fiscal 2011 and during the first six months of fiscal 2012, the Company recorded additional charges of $47 million, which were included in selling, general and administrative expenses. The Company believes that it has adequate amounts recorded relating to these matters based on current information. While the Company believes that the final disposition of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material effect on the Company’s results of operations, financial condition or cash flows, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims.
Patent Litigation—On March 28, 2013, the Company prevailed in a patent infringement suit against Ethicon Endo-Surgery, Inc. ("Ethicon"), a Johnson & Johnson company, relating to Ethicon's Harmonic® line of ultrasonic surgical products. The federal court awarded Covidien a $177 million verdict upon ruling that several claims of Covidien's patents were valid, enforceable, and infringed by Ethicon. The amount of the verdict was based on an eight percent royalty rate on infringing sales through March 2012, plus prejudgment interest. Ethicon has appealed the decision; accordingly, the Company has not recorded any income related to this case.
Asbestos Matters—Mallinckrodt is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve products liability claims, based principally on allegations of past distribution of products incorporating asbestos. A limited number of the cases allege premises liability, based on claims that individuals were exposed to asbestos while on Mallinckrodt’s property. Each case typically names dozens of corporate defendants in addition to Mallinckrodt. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s involvement in asbestos cases has been limited because Mallinckrodt did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims, and intends to continue to vigorously defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of March 29, 2013, there were approximately 11,600 asbestos liability cases pending against Mallinckrodt.
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
Other Matters—One of the Company's subsidiaries, ev3 Inc., acquired Appriva Medical, Inc. in 2002. The acquisition agreement relating to ev3's acquisition of Appriva Medical, Inc. contained four contingent milestone payments totaling $175 million. ev3 determined that the milestones were not achieved by the applicable dates and that none of the milestones were payable. On April 7, 2009, Michael Lesh and Erik Van Der Burg, acting jointly as the Shareholder Representatives for the former shareholders of Appriva Medical, Inc., filed a motion to amend their previously dismissed complaints in Superior Court of the State of Delaware. The amended complaint seeks the recovery of all of the $175 million milestone payments as well as punitive damages. The plaintiffs assert several claims, including breach of contract, fraudulent inducement and violation of California securities law. The trial in this matter began on April 19, 2013 and is expected to conclude in May 2013. While the Company is vigorously defending this matter, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on its results of operations. As set forth above, the possible range of loss to Covidien is $0 to $175 million, plus potential punitive damages. No amount has been accrued related to this case.
The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material effect on its results of operations, financial condition or cash flows.
Environmental Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 29, 2013, the Company concluded that it was probable that it would incur remedial costs in the range of $164 million to $272 million. As of March 29, 2013, the Company concluded that the best estimate within this range was $164 million, of which $17 million was included in accrued and other current liabilities and $147 million was included in other liabilities on the consolidated balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material effect on its results of operations, financial condition or cash flows.
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As of March 29, 2013, the Company estimates that the cost to comply with these proposed remediation alternatives at this site ranges from $95 million to $166 million. However, there are still significant uncertainties in the outcome of the pending litigation, and the Company continues to disagree with the level of remediation outlined in the Maine Board’s final order. At March 29, 2013, estimated future investigation and remediation costs of $95 million were accrued for this site.
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
On July 29, 2002, following a March 2002 trial, the District Court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that Mallinckrodt was liable for the cost of performing a study of the river and bay. The District Court subsequently appointed a study panel to oversee the study and ordered Mallinckrodt to pay costs associated with the study. The study panel conducted a Phase I study and completed a Phase II study which included several years of field work and data collection. The study panel issued the Phase II study report on April 17, 2013. The Company and its outside consultants are currently reviewing the Phase II report to assess whether or not an order to conduct remediation is probable. Given the length and complexity of the report and the extensive analysis required to evaluate the study panel recommendations, it is not possible at this time to estimate the costs, if any, that might result from the issuance of the Phase II report or to determine the type and extent of an order to conduct remediation in the Penobscot River and Bay, if any. Accordingly, costs of any such remediation are not included in the range of estimated aggregate environmental remediation costs.
The Company has also recorded asset retirement obligations (AROs) primarily for the estimated future costs associated with legal obligations to decommission two facilities within the Pharmaceuticals segment. At March 29, 2013 and September 28, 2012, the Company’s AROs were $58 million and $57 million, respectively, which were included in other liabilities on the consolidated balance sheets. During the six months ended March 29, 2013, all ARO activity was insignificant. The Company believes that any potential payment of such estimated amounts will not have a material effect on its results of operations, financial condition or cash flows.
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
16. Segment Data
Selected information by business segment is as follows:

	Quarter Ended		Six Months Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net sales(1) :
Medical Devices	$2,091	$2,004	$4,224	$3,988
Pharmaceuticals	573	508	1,062	998
Medical Supplies	439	434	873	858
	$3,103	$2,946	$6,159	$5,844
Operating income:
Medical Devices	$643	$609	$1,294	$1,262
Pharmaceuticals	111	92	182	175
Medical Supplies	46	47	98	102
Operating income of reportable segments	800	748	1,574	1,539
Unallocated amounts:
Corporate expenses	(112)	(96)	(200)	(182)
Restructuring and related charges, net (note 3)	(62)	(21)	(71)	(39)
Net credit (charges) associated with acquisitions and license arrangement(2)	6	(16)	6	(16)
Separation costs(3)	(36)	(6)	(55)	(10)
Legal charges (note 15)	—	—	—	(47)
Consolidated operating income	$596	$609	$1,254	$1,245

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.

(2)
Current period amounts relate to an adjustment to contingent consideration, which is included in selling, general and administrative expenses. Prior period amounts primarily relate to an upfront payment made in connection with a license agreement.

(3)	Represents costs incurred related to the separation of the Company’s Pharmaceuticals segment, which are included in selling, general and administrative expenses.
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended March 29, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$3,103	$—	$3,103
Cost of goods sold	—	—	—	1,316	—	1,316
Gross profit	—	—	—	1,787	—	1,787
Selling, general and administrative expenses	35	—	—	933	—	968
Research and development expenses	—	—	—	162	—	162
Restructuring charges, net	—	—	—	61	—	61
Operating (loss) income	(35)	—	—	631	—	596
Interest expense	—	—	(52)	2	—	(50)
Interest income	—	—	—	3	—	3
Other income, net	—	—	—	16	—	16
Equity in net income of subsidiaries	695	697	592	—	(1,984)	—
Intercompany interest and fees	(224)	(2)	157	69	—	—
Income from continuing operations before income taxes	436	695	697	721	(1,984)	565
Income tax (benefit) expense	(3)	—	—	127	—	124
Income from continuing operations	439	695	697	594	(1,984)	441
Loss from discontinued operations, net of income taxes	—	—	—	(2)	—	(2)
Net income	439	695	697	592	(1,984)	439
Other comprehensive loss, net of tax	(87)	(87)	(87)	(87)	261	(87)
Total comprehensive income	$352	$608	$610	$505	$(1,723)	$352

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended March 30, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,946	$—	$2,946
Cost of goods sold	—	—	—	1,240	—	1,240
Gross profit	—	—	—	1,706	—	1,706
Selling, general and administrative expenses	45	—	—	869	—	914
Research and development expenses	—	—	—	167	—	167
Restructuring charges, net	—	—	—	16	—	16
Operating (loss) income	(45)	—	—	654	—	609
Interest expense	—	—	(52)	1	—	(51)
Interest income	—	—	—	6	—	6
Other income, net	—	—	—	4	—	4
Equity in net income of subsidiaries	590	592	480	—	(1,662)	—
Intercompany interest and fees	(50)	(2)	164	(112)	—	—
Income from continuing operations before income taxes	495	590	592	553	(1,662)	568
Income tax (benefit) expense	(2)	—	—	79	—	77
Income from continuing operations	497	590	592	474	(1,662)	491
Income from discontinued operations, net of income taxes	—	—	—	6	—	6
Net income	497	590	592	480	(1,662)	497
Other comprehensive income, net of tax	60	60	60	59	(179)	60
Total comprehensive income	$557	$650	$652	$539	$(1,841)	$557

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Six Months Ended March 29, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$6,159	$—	$6,159
Cost of goods sold	—	—	—	2,616	—	2,616
Gross profit	—	—	—	3,543	—	3,543
Selling, general and administrative expenses	66	—	1	1,842	—	1,909
Research and development expenses	—	—	—	311	—	311
Restructuring charges, net	—	—	—	69	—	69
Operating (loss) income	(66)	—	(1)	1,321	—	1,254
Interest expense	—	—	(103)	2	—	(101)
Interest income	—	—	—	5	—	5
Other income, net	—	—	—	17	—	17
Equity in net income of subsidiaries	1,174	1,177	966	—	(3,317)	—
Intercompany interest and fees	(181)	(3)	315	(131)	—	—
Income from continuing operations before income taxes	927	1,174	1,177	1,214	(3,317)	1,175
Income tax (benefit) expense	(5)	—	—	246	—	241
Income from continuing operations	932	1,174	1,177	968	(3,317)	934
Loss from discontinued operations, net of income taxes	—	—	—	(2)	—	(2)
Net income	932	1,174	1,177	966	(3,317)	932
Other comprehensive loss, net of tax	(69)	(69)	(69)	(70)	208	(69)
Total comprehensive income	$863	$1,105	$1,108	$896	$(3,109)	$863

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Six Months Ended March 30, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$5,844	$—	$5,844
Cost of goods sold	—	—	—	2,437	—	2,437
Gross profit	—	—	—	3,407	—	3,407
Selling, general and administrative expenses	48	—	1	1,772	—	1,821
Research and development expenses	—	—	—	311	—	311
Restructuring charges, net	—	—	—	30	—	30
Operating (loss) income	(48)	—	(1)	1,294	—	1,245
Interest expense	—	—	(103)	1	—	(102)
Interest income	—	—	—	12	—	12
Other income, net	—	—	—	6	—	6
Equity in net income of subsidiaries	1,098	1,101	880	—	(3,079)	—
Intercompany interest and fees	(63)	(3)	325	(259)	—	—
Income from continuing operations before income taxes	987	1,098	1,101	1,054	(3,079)	1,161
Income tax (benefit) expense	(4)	—	—	180	—	176
Income from continuing operations	991	1,098	1,101	874	(3,079)	985
Income from discontinued operations, net of income taxes	—	—	—	6	—	6
Net income	991	1,098	1,101	880	(3,079)	991
Other comprehensive loss, net of tax	(36)	(36)	(36)	(38)	110	(36)
Total comprehensive income	$955	$1,062	$1,065	$842	$(2,969)	$955

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 CONDENSED CONSOLIDATING BALANCE SHEET
At March 29, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$430	$1,253	$—	$1,683
Accounts receivable trade, net	—	—	—	1,830	—	1,830
Inventories	—	—	—	1,820	—	1,820
Intercompany receivable	39	56	5	21	(121)	—
Prepaid expenses and other current assets	2	—	—	999	—	1,001
Total current assets	41	56	435	5,923	(121)	6,334
Property, plant and equipment, net	1	—	—	2,915	—	2,916
Goodwill	—	—	—	8,694	—	8,694
Intangible assets, net	—	—	—	3,204	—	3,204
Due from former parent and affiliate	—	—	—	597	—	597
Investment in subsidiaries	14,954	15,582	12,757	—	(43,293)	—
Intercompany loans receivable	—	93	13,086	5,957	(19,136)	—
Other assets	—	—	23	842	—	865
Total Assets	$14,996	$15,731	$26,301	$28,132	$(62,550)	$22,610
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$504	$11	$—	$515
Accounts payable	5	—	—	577	—	582
Intercompany payable	21	—	—	100	(121)	—
Accrued and other current liabilities	129	—	80	1,569	—	1,778
Total current liabilities	155	—	584	2,257	(121)	2,875
Long-term debt	—	—	4,507	55	—	4,562
Income taxes payable	—	—	—	1,685	—	1,685
Guaranteed contingent tax liabilities	—	—	—	582	—	582
Intercompany loans payable	3,864	777	5,628	8,867	(19,136)	—
Other liabilities	1	—	—	1,929	—	1,930
Total Liabilities	4,020	777	10,719	15,375	(19,257)	11,634
Shareholders’ Equity	10,976	14,954	15,582	12,757	(43,293)	10,976
Total Liabilities and Shareholders’ Equity	$14,996	$15,731	$26,301	$28,132	$(62,550)	$22,610

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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended March 29, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(78)	$(8)	$207	$686	$—	$807
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(241)	—	(241)
Acquisitions, net of cash acquired	—	—	—	(238)	—	(238)
Net increase in intercompany loans	—	—	(234)	—	234	—
Other	—	—	—	8	—	8
Net cash used in investing activities	—	—	(234)	(471)	234	(471)
Cash Flows From Financing Activities:
Net issuance of commercial paper	—	—	40	—	—	40
Dividends paid	(246)	—	—	—	—	(246)
Repurchase of shares	(459)	—	—	—	—	(459)
Proceeds from exercise of share options	175	—	—	—	—	175
Payment of contingent consideration	—	—	—	(17)	—	(17)
Net intercompany loan borrowings	422	8	—	(196)	(234)	—
Intercompany dividend received (paid)	—	—	13	(13)	—	—
Other	186	—	—	(166)	—	20
Net cash provided by (used in) financing activities	78	8	53	(392)	(234)	(487)
Effect of currency rate changes on cash	—	—	—	(32)	—	(32)
Net increase (decrease) in cash and cash equivalents	—	—	26	(209)	—	(183)
Cash and cash equivalents at beginning of period	—	—	404	1,462	—	1,866
Cash and cash equivalents at end of period	$—	$—	$430	$1,253	$—	$1,683

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended March 30, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(77)	$(183)	$253	$923	$—	$916
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(250)	—	(250)
Acquisitions, net of cash acquired	—	—	—	(352)	—	(352)
Net increase in intercompany loans	—	—	(1,737)	—	1,737	—
Increase in investment in subsidiary	—	—	(285)	—	285	—
Other	—	—	—	5	—	5
Net cash used in investing activities	—	—	(2,022)	(597)	2,022	(597)
Cash Flows From Financing Activities:
Net issuance of commercial paper	—	—	132	—	—	132
Dividends paid	(217)	—	—	—	—	(217)
Repurchase of shares	(158)	—	—	—	—	(158)
Proceeds from exercise of share options	81	—	—	—	—	81
Net intercompany loan borrowings	365	183	—	1,189	(1,737)	—
Intercompany dividend received (paid)	—	—	1,705	(1,705)	—	—
Capital contribution	—	—	—	285	(285)	—
Other	7	—	—	3	—	10
Net cash provided by (used in) financing activities	78	183	1,837	(228)	(2,022)	(152)
Effect of currency rate changes on cash	—	—	—	(7)	—	(7)
Net increase in cash and cash equivalents	1	—	68	91	—	160
Cash and cash equivalents at beginning of period	—	—	169	1,334	—	1,503
Cash and cash equivalents at end of period	$1	$—	$237	$1,425	$—	$1,663

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
FDA Approval of Generic CONCERTA®
On December 28, 2012, our Pharmaceuticals segment received approval from the U.S. Food and Drug Administration (FDA) to manufacture a generic version of CONCERTA® (Methylphenidate HCl) extended-release (ER) Tablets USP for the treatment of attention deficit hyperactivity disorder (ADHD) in 27 mg, 36 mg and 54 mg dosages. We believe we hold a 180-day exclusivity period for each of the 27 mg, 36 mg and 54 mg dosage strengths, which begins upon the commercial launch of each dosage strength. We launched the 27 mg dosage strength upon FDA approval during the first quarter of fiscal 2013 and the 36 mg and 54 mg dosage strengths in the second quarter of fiscal 2013. In February 2013, we submitted a supplement to our approved Abbreviated New Drug Application for an 18 mg dosage strength. During the quarter and six months ended March 29, 2013, sales of generic CONCERTA® were $62 million and $71 million, respectively. While sales of these products are subject to our receipt of sufficient quota from the Drug Enforcement Administration (DEA), we currently expect sales of generic CONCERTA® to be at least $100 million in fiscal 2013. Sales of generic CONCERTA® may subsequently decline in fiscal 2014, depending upon a number of factors, including expiration of the exclusivity period. (CONCERTA is a registered trademark of ALZA Corporation.)
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
During the second quarter and first six months of fiscal 2013, we incurred costs of $36 million and $55 million, respectively, related to the separation of our Pharmaceuticals segment. In addition, separation costs were $6 million and $10 million for the second quarter and first six months of fiscal 2012, respectively. These costs, which are included in selling, general and administrative expenses, primarily relate to professional fees and duplicative costs incurred to build out the corporate infrastructure of the pharmaceuticals company. We plan to continue to incur costs related to the separation throughout fiscal 2013, which we expect to have a negative impact on our fiscal 2013 free cash flow.

Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States. This legislation includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. The legislation also includes a $28 billion fee on the branded pharmaceutical industry over nine years starting in 2011 and a $2.8 billion annual fee on branded pharmaceuticals thereafter. The amount of branded pharmaceutical fee payable by each company is based upon market share. Since our branded pharmaceutical sales currently represent a small portion of the total market, this annual assessment has not had a significant impact on our results of operations. We estimate that the medical devices tax, however, will increase our selling, general and administrative expenses by between $75 and $100 million annually. During both the quarter and six months ended March 29, 2013, our medical devices tax was $18 million.
Acquisitions
On February 19, 2013, we acquired Nfocus Neuromedical, Inc. (Nfocus), a developer of neurovascular intrasaccular devices, for total consideration of $72 million ($71 million, net of cash acquired). The total consideration was comprised of an upfront cash payment of $51 million ($50 million, net of cash acquired) and the fair value of contingent consideration of $21 million. The acquisition of Nfocus complements and expands our vascular product portfolio.
On January 10, 2013, we acquired CV Ingenuity (CVI), a developer of a treatment for peripheral arterial disease, for total consideration of $222 million ($217 million, net of cash acquired). The total consideration was comprised of an upfront cash payment of $105 million ($100 million, net of cash acquired) and the fair value of contingent consideration of $117 million. The acquisition of CVI complements and expands our vascular product portfolio.
On October 1, 2012, we acquired CNS Therapeutics, Inc. (CNS), a pharmaceuticals company focused on developing and commercializing products for site-specific administration to the central nervous system to treat neurological disorders and intractable chronic pain, for total consideration of $99 million ($95 million, net of cash acquired). The total consideration was comprised of an upfront cash payment of $92 million ($88 million, net of cash acquired) and the fair value of contingent consideration of $7 million. The acquisition of CNS complements and expands our branded product portfolio.
Restructuring Initiatives
In fiscal 2011, we launched a restructuring program designed to improve our cost structure. This program includes actions across all three segments as well as corporate. We expect to incur charges of approximately $275 million under this program as the specific actions required to execute on these initiatives are identified and approved, most of which are expected to be incurred by the end of calendar 2013. Savings from this program are estimated to be $200 million to $250 million on an annualized basis once the program is completed. As of March 29, 2013, we had incurred $194 million of net restructuring and related charges under this program since its inception. Additional information regarding restructuring and related charges is provided in “Results of Operations—Restructuring and related charges, net.”

Results of Operations
Quarters and Six Months Ended March 29, 2013 and March 30, 2012
The following table presents results of operations, including percentage of net sales:

	Quarter Ended				Six Months Ended
(Dollars in Millions)	March 29, 2013		March 30, 2012		March 29, 2013		March 30, 2012
Net sales	$3,103	100.0%	$2,946	100.0%	$6,159	100.0%	$5,844	100.0%
Cost of goods sold	1,316	42.4	1,240	42.1	2,616	42.5	2,437	41.7
Gross profit	1,787	57.6	1,706	57.9	3,543	57.5	3,407	58.3
Selling, general and administrative expenses	968	31.2	914	31.0	1,909	31.0	1,821	31.2
Research and development expenses	162	5.2	167	5.7	311	5.0	311	5.3
Restructuring charges, net	61	2.0	16	0.5	69	1.1	30	0.5
Operating income	596	19.2	609	20.7	1,254	20.4	1,245	21.3
Interest expense	(50)	(1.6)	(51)	(1.7)	(101)	(1.6)	(102)	(1.7)
Interest income	3	0.1	6	0.2	5	0.1	12	0.2
Other income, net	16	0.5	4	0.1	17	0.3	6	0.1
Income from continuing operations before income taxes	565	18.2	568	19.3	1,175	19.1	1,161	19.9
Income tax expense	124	4.0	77	2.6	241	3.9	176	3.0
Income from continuing operations	441	14.2	491	16.7	934	15.2	985	16.9
(Loss) income from discontinued operations, net of income taxes	(2)	(0.1)	6	0.2	(2)	—	6	0.1
Net income	$439	14.1	$497	16.9	$932	15.1	$991	17.0
Net sales—Our net sales in the second quarter of fiscal 2013 increased $157 million, or 5.3%, to $3.103 billion, compared with $2.946 billion in the second quarter of fiscal 2012. Our net sales for the first six months of fiscal 2013 increased $315 million, or 5.4%, to $6.159 billion, compared with $5.844 billion in the first six months of fiscal 2012. The increases in net sales for both periods were driven by sales growth across all segments, partially offset by unfavorable currency exchange rate fluctuations of $45 million and $74 million for the second quarter and first six months of fiscal 2013, respectively. Additional information regarding our increase in net sales is provided in “Analysis of Operating Results by Segment.”
Net sales generated by our businesses in the United States were $1.713 billion and $1.631 billion for the second quarter of fiscal 2013 and 2012, respectively, and $3.361 billion and $3.224 billion for the first six months of fiscal 2013 and 2012, respectively. Our non-U.S. businesses generated net sales of $1.390 billion and $1.315 billion for the second quarter of fiscal 2013 and 2012, respectively, and $2.798 billion and $2.620 billion for the first six months of fiscal 2013 and 2012, respectively. Our business outside the United States accounted for approximately 45% of our net sales for the second quarter and first six months of fiscal 2013 and 2012.
Sales to external customers are reflected in the regions based on the reporting entity that records the sales transaction. During fiscal 2013, our supply chain for neurovascular and peripheral products in certain regions changed such that these products are now sold through reporting entities in the respective regions rather than through a U.S. entity. Accordingly, non-U.S. sales for our Medical Devices segment for the second quarter and first six months of fiscal 2013 include $37 million and $67 million of sales, respectively, for which the corresponding sales in the comparative prior year periods were included within the United States. We expect most of the remaining non-U.S. sales of neurovascular and peripheral products, currently reported through a U.S. entity, will move into a non-U.S. entity effective in the third quarter of fiscal 2013, which will result in a further shift of sales from the United States to our non-U.S. regions.

Net sales by geographic area are shown in the following table:

	Quarter Ended		Percentage Change	Currency Impact	Operational Growth(2)
(Dollars in Millions)	March 29, 2013	March 30, 2012
U.S.	$1,713	$1,631	5%	—%	5%
Other Americas	185	179	3	(4)	7
Europe	721	684	5	—	5
Asia-Pacific	484	452	7	(9)	16
Net Sales(1)	$3,103	$2,946	5	(2)	7

	Six Months Ended		Percentage Change	Currency Impact	Operational Growth(2)
(Dollars in Millions)	March 29, 2013	March 30, 2012
U.S.	$3,361	$3,224	4%	—%	4%
Other Americas	374	349	7	(3)	10
Europe	1,401	1,343	4	(2)	6
Asia-Pacific	1,023	928	10	(5)	15
Net Sales(1)	$6,159	$5,844	5	(2)	7

(1)
Sales to external customers are reflected in the regions based on the reporting entity that records the transaction. U.S. sales include sales of neurovascular and peripheral products exported to customers outside the United States and invoiced in multiple currencies of approximately $47 million and $79 million for the second quarter of fiscal 2013 and 2012, respectively, and $92 million and $154 million for the first six months of fiscal 2013 and 2012, respectively. Accordingly, these U.S. sales are subject to the effects of changes in foreign currency exchange rates.

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

Cost of goods sold—Cost of goods sold was 42.4% and 42.1% of net sales in the second quarter of fiscal 2013 and fiscal 2012, respectively, and 42.5% and 41.7% of net sales in the first six months of fiscal 2013 and fiscal 2012, respectively. The increases in cost of goods sold as a percent of net sales primarily resulted from the unscheduled shutdown of a reactor and raw material costs within our Pharmaceuticals business, partially offset by the favorable mix of businesses and productivity improvements.
Selling, general and administrative expenses—Selling, general and administrative expenses in the second quarter of fiscal 2013 increased $54 million, or 5.9%, to $968 million, compared with $914 million in the second quarter of fiscal 2012, and increased $88 million, or 4.8%, to $1.909 billion, compared with $1.821 billion in the first six months of fiscal 2012. The increases in selling, general and administrative expenses for both fiscal 2013 periods were largely attributable to recent acquisitions and sales force expansion, primarily in the emerging markets. In addition, costs associated with the separation of our Pharmaceuticals segment increased selling, general and administrative expenses by $30 million and $45 million in the second quarter and first six months of fiscal 2013, respectively, while the medical devices tax increased selling, general and administrative expenses by $18 million in both current year periods, when compared to the comparative prior year periods. The increase in selling, general and administrative expenses for the first six months of fiscal 2013, however, was partially offset by the absence of $47 million in legal charges related to indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh products liability cases, which was recorded during the comparative prior year period, and cost savings initiatives.
Research and development expenses—Research and development expenses decreased $5 million, or 3.0%, to $162 million in the second quarter of fiscal 2013, compared with $167 million in the second quarter of fiscal 2012. The decrease primarily resulted from the absence of a $12 million upfront payment made in connection with a license agreement entered into by our Medical Devices segment during the second quarter of fiscal 2012. Research and development expense were $311 million for both the first six months of fiscal 2013 and 2012. As a percentage of our net sales, research and development expenses were 5.2% and 5.0% for the second quarter and first six months of fiscal 2013, respectively, compared with 5.7% and 5.3% for the second quarter and first six months of fiscal 2012, respectively.
Restructuring and related charges, net—During the second quarter and first six months of fiscal 2013, we recorded net restructuring and related charges of $62 million and $71 million, respectively, of which charges of $1 million and $2 million, respectively, related to accelerated depreciation and were included in cost of goods sold. The remaining amounts of $61 million and $69 million for the second quarter and first six months of fiscal 2013, respectively, primarily related to severance and employee benefit costs incurred under our 2011 program.
During the second quarter and first six months of fiscal 2012, we recorded net restructuring and related charges of $21 million and $39 million, respectively, of which charges of $5 million and $9 million, respectively, related to accelerated depreciation and were included in costs of goods sold. The remaining amounts of $16 million and $30 million for the second quarter and first six months of fiscal 2012, respectively, primarily related to severance and employee benefit costs incurred under our 2011 program.
Operating income—In the second quarter of fiscal 2013, operating income decreased $13 million to $596 million, compared with operating income of $609 million in the second quarter of fiscal 2012. The decrease in operating income for the second quarter of fiscal 2013 compared with the same prior year period was primarily due to a $41 million increase in net restructuring and related charges, a $30 million increase in separation costs and $18 million of expense resulting from the medical devices excise tax. These decreases to operating income were partially offset by the gross profit resulting from increased sales volume across our segments and decreased transaction costs associated with acquisitions.
In the first six months of fiscal 2013, operating income increased $9 million to $1.254 billion, compared with operating income of $1.245 billion in the first six months of fiscal 2012. The increase in operating income for the first six months of fiscal 2013, compared with the same prior year period was primarily due to the gross profit resulting from increased sales volume across our segments, the absence of $47 million in legal charges related to indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh products liability cases that was recorded during the comparative prior year period, and decreased transaction costs associated with acquisitions. These increases to operating income were partially offset by increased selling and marketing expenses resulting from fiscal 2012 acquisitions and sales force expansion (primarily in the emerging markets), a $45 million increase in separation costs, a $32 million increase in restructuring charges and $18 million of expense resulting from the medical devices excise tax.
Analysis of Operating Results by Segment
Net sales by segment are shown in the following tables:

	Quarter Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	March 29, 2013	March 30, 2012
Medical Devices	$2,091	$2,004	4%	(2)%	6%
Pharmaceuticals	573	508	13	—	13
Medical Supplies	439	434	1	—	1
	$3,103	$2,946	5	(2)	7

	Six Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	March 29, 2013	March 30, 2012
Medical Devices	$4,224	$3,988	6%	(2)%	8%
Pharmaceuticals	1,062	998	6	(1)	7
Medical Supplies	873	858	2	—	2
	$6,159	$5,844	5	(2)	7

Operating income by segment and as a percentage of segment net sales are shown in the following table:

	Quarter Ended				Six Months Ended
(Dollars in Millions)	March 29, 2013		March 30, 2012		March 29, 2013		March 30, 2012
Medical Devices	$643	30.8%	$609	30.4%	$1,294	30.6%	$1,262	31.6%
Pharmaceuticals	111	19.4	92	18.1	182	17.1	175	17.5
Medical Supplies	46	10.5	47	10.8	98	11.2	102	11.9
Operating income of reportable segments	800	25.8	748	25.4	1,574	25.6	1,539	26.3
Unallocated amounts:
Corporate expenses	(112)		(96)		(200)		(182)
Restructuring and related charges, net	(62)		(21)		(71)		(39)
Net credit (charges) associated with acquisitions and license arrangement(1)	6		(16)		6		(16)
Separation costs(2)	(36)		(6)		(55)		(10)
Legal charges	—		—		—		(47)
Consolidated operating income	$596		$609		$1,254		$1,245

(1)
Current period amounts relate to an adjustment to contingent consideration, which is included in selling, general and administrative expenses. Prior year amounts primarily relate to an upfront payment made in connection with a license agreement.

(2)	Represents costs incurred related to the separation of our Pharmaceuticals segment, which are included in selling, general and administrative expenses.
Medical Devices
Net sales for Medical Devices by groups of products and by geography for the second quarter of fiscal 2013 and 2012 are as follows:

	Quarter Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012	Percentage Change	Currency Impact	Operational Growth
Endomechanical Instruments	$602	$577	4%	(2)%	6%
Energy Devices	339	318	7	(1)	8
Soft Tissue Repair Products	222	222	—	(2)	2
Vascular Products	404	390	4	(2)	6
Oximetry & Monitoring Products	250	220	14	(1)	15
Airway & Ventilation Products	190	185	3	(3)	6
Other Products	84	92	(9)	(5)	(4)
	$2,091	$2,004	4	(2)	6

	Quarter Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012	Percentage Change	Currency Impact	Operational Growth
U.S.	$913	$904	1%	—%	1%
Non-U.S.	1,178	1,100	7	(4)	11
	$2,091	$2,004	4	(2)	6
Net sales for the second quarter of fiscal 2013 increased $87 million, or 4%, to $2.091 billion, compared with $2.004 billion for the second quarter of fiscal 2012. Fiscal 2012 acquisitions contributed $50 million to the increase, most notably within Oximetry & Monitoring Products, while unfavorable currency exchange fluctuations decreased net sales by $42 million. The remaining increase in net sales for the segment was driven by increased sales of Energy Devices, Endomechanical Instruments and Vascular Products. The increase in sales for Energy Devices primarily resulted from higher sales volume of vessel sealing products. The increase in sales for Endomechanical Instruments was primarily due to increased sales of stapling products driven by growth for our Tri-StapleTM product. Finally, the increase in Vascular Products sales primarily resulted from increased sales of neurovascular products, which more than offset decreased sales of compression products.
During fiscal 2013, our supply chain for neurovascular and peripheral products in certain regions changed such that these products are now sold through reporting entities in the respective regions rather than through a U.S. entity. Accordingly, non-U.S. sales for the second quarter of fiscal 2013 include $37 million of sales for which the corresponding sales in the comparative prior year period were included within the United States. We expect most of the remaining non-U.S. sales of neurovascular and peripheral products, currently reported through a U.S. entity, will move into a non-U.S. entity effective in the third quarter of fiscal 2013, which will result in a further shift of sales from the United States to our non-U.S. regions.
Operating income for the second quarter of fiscal 2013 increased $34 million to $643 million, compared with $609 million for the second quarter of fiscal 2012. Our operating margin was 30.8% for the second quarter of fiscal 2013, compared with 30.4% for the second quarter of fiscal 2012. The increase in our operating income and margin was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above, partially offset by an increase in selling, general and administrative expenses resulting from recent acquisitions and sales force expansion, primarily in the emerging markets.
Net sales for Medical Devices by groups of products and by geography for the first six months of fiscal 2013 and 2012 are as follows:

	Six Months Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012	Percentage Change	Currency Impact	Operational Growth
Endomechanical Instruments	$1,222	$1,158	6%	(1)%	7%
Energy Devices	685	639	7	(2)	9
Soft Tissue Repair Products	447	440	2	(1)	3
Vascular Products	818	777	5	(2)	7
Oximetry & Monitoring Products	491	427	15	(1)	16
Airway & Ventilation Products	385	366	5	(2)	7
Other Products	176	181	(3)	(3)	—
	$4,224	$3,988	6	(2)	8

	Six Months Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012	Percentage Change	Currency Impact	Operational Growth
U.S.	$1,842	$1,799	2%	—%	2%
Non-U.S.	2,382	2,189	9	(3)	12
	$4,224	$3,988	6	(2)	8
Net sales for the first six months of fiscal 2013 increased $236 million, or 6%, to $4.224 billion, compared with $3.988 billion for the first six months of fiscal 2012. Fiscal 2012 acquisitions contributed $110 million to the increase, most notably within Oximetry & Monitoring Products, while unfavorable currency exchange fluctuations decreased net sales by $67 million. The remaining increase in net sales for the segment was driven by increased sales across all product groups, most notably Endomechanical Instruments, Vascular Products and Energy Devices. The increase in sales for Endomechanical Instruments was primarily due to increased sales of stapling products driven by growth for our Tri-StapleTM product. The increase in Vascular Products sales primarily resulted from increased sales of neurovascular products and, to a lesser extent, peripheral products. Finally, the increase in sales for Energy Devices primarily resulted from higher sales volume of vessel sealing products.
As discussed above, during fiscal 2013, our supply chain for neurovascular and peripheral products in certain regions changed such that these products are now sold through reporting entities in the respective regions rather than through a U.S. entity. Accordingly, non-U.S. sales for the first six months of fiscal 2013 include $67 million of sales for which the corresponding sales in the comparative prior year period were included within the United States.
Operating income for the first six months of fiscal 2013 increased $32 million to $1.294 billion, compared with $1.262 billion for the first six months of fiscal 2012. Our operating margin was 30.6% for the first six months of fiscal 2013, compared with 31.6% for the first six months of fiscal 2012. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above and the impact of cost savings initiatives, partially offset by increased selling, general and administrative expenses resulting from recent acquisitions and sales force expansion, primarily in the emerging markets. The decrease in operating margin compared to the prior year period was primarily due to unfavorable currency exchange fluctuations, and to a lesser extent, pricing.
Pharmaceuticals
Net sales for Pharmaceuticals by groups of products and by geography for the second quarter of fiscal 2013 and 2012 are as follows:

	Quarter Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012	Percentage Change	Currency Impact	Operational Growth
Specialty Pharmaceuticals	$217	$142	53%	—%	53%
Active Pharmaceutical Ingredients	127	114	11	(1)	12
Contrast Products	118	135	(13)	(2)	(11)
Radiopharmaceuticals	111	117	(5)	1	(6)
	$573	$508	13	—	13

	Quarter Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012	Percentage Change	Currency Impact	Operational Growth
U.S.	$412	$344	20%	—%	20%
Non-U.S.	161	164	(2)	(2)	—
	$573	$508	13	—	13
Net sales of $573 million for the second quarter of fiscal 2013 increased $65 million, or 13%, compared with $508 million for the second quarter of fiscal 2012. Increased sales of Specialty Pharmaceuticals and Active Pharmaceutical Ingredients were partially offset by decreased sales of Contrast Products. The sales increase for Specialty Pharmaceuticals was largely driven by $62 million of sales of generic CONCERTA®, which received FDA approval during fiscal 2013, partially offset by decreased sales of our branded PENNSAID® product. The sales increase for Active Pharmaceutical Ingredients was primarily driven by increased sales of narcotics due to the timing of orders based on quota availability. These increases were partially offset by decreased sales of Contrast Products, primarily resulting from decreased sales of our OptirayTM contrast agent and continued weakness in the United States. We expect Contrast Products to continue to experience weakness resulting from a decreasing number of procedures in developed markets and pricing pressure.
As discussed under “FDA Approval of Generic CONCERTA®,” during the first six months of fiscal 2013, we received approval from the FDA to manufacture three dosages of generic version of CONCERTA® for the treatment of ADHD. While sales of these products are subject to our receipt of sufficient quota from the DEA, we currently expect sales of generic CONCERTA® to be at least $100 million in fiscal 2013. Sales of generic CONCERTA® may subsequently decline in fiscal 2014, depending upon a number of factors, including expiration of the exclusivity period.
Operating income for the second quarter of fiscal 2013 increased $19 million to $111 million, compared with $92 million for the second quarter of fiscal 2012. Our operating margin was 19.4% for the second quarter of fiscal 2013, compared with 18.1% for the second quarter of fiscal 2012. The increase in operating income and margin was primarily due to the sales performance for the overall segment discussed above, partially offset by increased manufacturing and raw material costs.
We expect to continue to experience increased raw material costs during the third quarter of fiscal 2013, partially as a result of the unscheduled shutdown of one of the reactors that supplies Molybdenum-99 (Mo-99). While we expect the reactor to resume production in May, should this shutdown overlap the time period during which another reactor is planned to be shut down for routine maintenance, there may be global shortages of Mo-99, which may result in continued increased raw material costs and decreased sales.

Net sales for Pharmaceuticals by groups of products and by geography for the first six months of fiscal 2013 and 2012 are as follows:

	Six Months Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012	Percentage Change	Currency Impact	Operational Growth
Specialty Pharmaceuticals	$384	$276	39%	—%	39%
Active Pharmaceutical Ingredients	220	216	2	—	2
Contrast Products	239	280	(15)	(2)	(13)
Radiopharmaceuticals	219	226	(3)	—	(3)
	$1,062	$998	6	(1)	7

	Six Months Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012	Percentage Change	Currency Impact	Operational Growth
U.S.	$746	$667	12%	—%	12%
Non-U.S.	316	331	(5)	(2)	(3)
	$1,062	$998	6	(1)	7
Net sales for the first six months of fiscal 2013 increased $64 million to $1.062 billion, compared with $998 million for the first six months of fiscal 2012. The increase in sales was primarily related to Specialty Pharmaceuticals, partially offset by decreased sales of Contrast Products. The sales increase for Specialty Pharmaceuticals was largely driven by $71 million of sales of generic CONCERTA®, which received FDA approval during the first quarter of fiscal 2013, partially offset by decreased sales of our branded PENNSAID® product. In addition, increased sales of our branded EXALGO® products, which was aided by the launch of the 32 mg dosage strength in the fourth quarter of fiscal 2012, and the acquisition of CNS also contributed to the increase in sales. These increases were partially offset by decreased sales of contrast media products, primarily resulting from decreased sales of OptirayTM contrast agent, a one-time order in the comparative prior year six month period and continued weakness in the United States. We expect Contrast Products to continue to experience weakness resulting from a decreasing number of procedures in developed markets and pricing pressure.
Operating income for the first six months of fiscal 2013 increased $7 million to $182 million, compared with $175 million for the first six months of fiscal 2012. Our operating margin was 17.1% for the first six months of fiscal 2013, compared with 17.5% for the first six months of fiscal 2012. The increase in operating income was primarily due to the sales performance for the overall segment discussed above, while the decrease in operating margin was primarily due to increased manufacturing and raw material costs.

Medical Supplies
Net sales for Medical Supplies by groups of products and by geography for the second quarter of fiscal 2013 and 2012 are as follows:

	Quarter Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012	Percentage Change	Currency Impact	Operational Growth
Nursing Care Products	$211	$196	8%	1%	7%
Medical Surgical Products	110	112	(2)	—	(2)
SharpSafety Products	67	72	(7)	—	(7)
Original Equipment Manufacturer (OEM) Products	51	54	(6)	—	(6)
	$439	$434	1	—	1

	Quarter Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012	Percentage Change	Currency Impact	Operational Growth
U.S.	$388	$383	1%	—%	1%
Non-U.S.	51	51	—	(1)	1
	$439	$434	1	—	1
Net sales of $439 million for the second quarter of fiscal 2013 increased $5 million, compared with $434 million for the second quarter of fiscal 2012. The increase in sales was primarily due to increased sales of enteral feeding products within Nursing Care Products, resulting from increased hardware sales stemming from the previous withdrawal of a competitor from the market. This increase in sales was partially offset by decreased sales across our other product lines.
Operating income for the second quarter of fiscal 2013 decreased $1 million to $46 million, compared with $47 million for the second quarter of fiscal 2012. Our operating margin was 10.5% for the second quarter of fiscal 2013, compared with 10.8% for the second quarter of fiscal 2012. The decrease in operating income and margin primarily resulted from the implementation of the medical devices tax, partially offset by the favorable sales performance for the overall segment discussed above.
Net sales for Medical Supplies by groups of products and by geography for the first six months of fiscal 2013 and 2012 are as follows:

	Six Months Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012	Percentage Change	Currency Impact	Operational Growth
Nursing Care Products	$415	$394	5%	—%	5%
Medical Surgical Products	219	221	(1)	(1)	—
SharpSafety Products	141	142	(1)	—	(1)
Original Equipment Manufacturer (OEM) Products	98	101	(3)	—	(3)
	$873	$858	2	—	2

	Six Months Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012	Percentage Change	Currency Impact	Operational Growth
U.S.	$773	$758	2%	—%	2%
Non-U.S.	100	100	—	(1)	1
	$873	$858	2	—	2
Net sales for the first six months of fiscal 2013 increased $15 million to $873 million, compared with $858 million for the first six months of fiscal 2012. The increase in sales was primarily due to increased sales of enteral feeding products within

Nursing Care Products, resulting from the withdrawal of a competitor from the market. This increase in sales was partially offset by decreased sales across our other product lines.
Operating income for the first six months of fiscal 2013 decreased $4 million to $98 million, compared with $102 million for the first six months of fiscal 2012. Our operating margin was 11.2% for the first six months of fiscal 2013, compared with 11.9% for the first six months of fiscal 2012. The decrease in operating income and margin primarily resulted from pricing pressure and the implementation of the medical devices tax, partially offset by the favorable sales performance for the overall segment discussed above.
Corporate
Corporate expenses were $112 million and $96 million for the second quarter of fiscal 2013 and 2012, respectively, and $200 million and $182 million for the first six months of fiscal 2013 and 2012, respectively. The increases in corporate expenses for both fiscal 2013 periods were due to higher legal and environmental expenses as well as increased finance departmental costs.
Non-Operating Items
Interest Expense and Interest Income
During the second quarter of fiscal 2013 and 2012, interest expense was $50 million and $51 million, respectively. Interest income was $3 million and $6 million for the second quarter of fiscal 2013 and 2012, respectively. During the first six months of fiscal 2013 and 2012, interest expense was $101 million and $102 million, respectively. Interest income was $5 million and $12 million for the first six months of fiscal 2013 and 2012, respectively.
Other Income, net
During the second quarter and first six months of fiscal 2013, we recorded other income, net of $16 million and $17 million, respectively. The amounts for both fiscal 2013 periods include an $8 million net gain on investments and a $4 million gain resulting from the demutualization of an insurance carrier. In addition, other income, net for the second quarter and first six months of fiscal 2013 include income of $4 million and $5 million, respectively, and corresponding increases to our receivable from Tyco International Ltd. and TE Connectivity Ltd. These amounts reflect 58% of the interest and other income taxes payable amounts recorded that are subject to the Tax Sharing Agreement.
During the second quarter and first six months of fiscal 2012, we recorded other income, net of $4 million and $6 million, respectively. Other income, net for the second quarter and first six months of fiscal 2012 includes income of $6 million and $7 million, respectively, and corresponding increases to our receivable from Tyco International and TE Connectivity.
Income Tax Expense
Income tax expense was $124 million and $77 million on income from continuing operations before income taxes of $565 million and $568 million for the second quarter of fiscal 2013 and 2012, respectively. This resulted in effective tax rates of 21.9% and 13.6% for the second quarter of fiscal 2013 and 2012, respectively. Income tax expense was $241 million and $176 million on income from continuing operations before income taxes of $1.175 billion and $1.161 billion for the first six months of fiscal 2013 and 2012, respectively. This resulted in effective tax rates of 20.5% and 15.2% for the first six months of fiscal 2013 and 2012, respectively. The increases in our effective tax rate for the second quarter and first six months of fiscal 2013, compared with the comparative prior year periods primarily resulted from taxable gains generated in connection with the restructuring of legal entities in advance of the separation of our Pharmaceuticals business and an increase in earnings in higher tax jurisdictions, partially attributable to sales of generic CONCERTA®. The release of valuation allowance in both prior year periods in connection with a tax planning initiative also contributed to the increase in the effective tax rates in the current year. In addition, an adjustment to deferred tax assets pre-dating our separation from Tyco International contributed to the increased tax rate for the first six months of fiscal 2013, compared with the first six months of fiscal 2012. The increases in our effective tax rates for both current year periods were partially offset by the retroactive re-enactment of the U.S. research and development tax credit during the second quarter of fiscal 2013.
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

A summary of our cash flows from operating, investing and financing activities is provided in the following table:

	Six Months Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012
Net cash provided by (used in) continuing:
Operating activities	$807	$916
Investing activities	(471)	(597)
Financing activities	(487)	(152)
Effect of currency exchange rate changes on cash and cash equivalents	(32)	(7)
Net (decrease) increase in cash and cash equivalents	$(183)	$160
Operating Activities
Net cash provided by operating activities was $807 million and $916 million for the first six months of fiscal 2013 and 2012, respectively.
The net cash provided by operating activities of $807 million in the first six months of fiscal 2013 was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization, partially offset by a net change in working capital of $604 million, driven largely by a decrease in accrued and other liabilities of $233 million, an increase in accounts receivable of $171 million and an increase in inventory of $92 million. The decrease in accrued and other liabilities was driven largely by the annual payout of cash bonuses for performance in the prior fiscal year and the $50 million voluntary contribution we made to our pension plans during the first six months of fiscal 2013.
The net cash provided by operating activities of $916 million in the first six months of fiscal 2012 was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization, partially offset by a net change in working capital of $360 million, driven largely by an increase in accounts receivable of $143 million, an increase in inventory of $133 million and the annual payout of cash bonuses for performance in the prior fiscal year.
Investing Activities
Net cash used in investing activities was $471 million and $597 million for the first six months of fiscal 2013 and 2012, respectively.
Acquisitions—During the first six months of fiscal 2013, we paid total cash of $238 million for acquisitions, of which $100 million was for the acquisition of CVI; $88 million was for the acquisition of CNS; and $50 million was for the acquisition of Nfocus.
During the first six months of fiscal 2012, we paid total cash of $352 million for acquisitions, of which $322 million related to the acquisition of BÂRRX Medical, Inc.
Capital Spending—Capital expenditures were $241 million and $250 million for the first six months of fiscal 2013 and 2012, respectively. For the full fiscal 2013, we expect capital expenditures to be in the range of $500 million to $525 million, which we expect to fund using cash generated from operations.
Financing Activities
During the first six months of fiscal 2013, net cash used in financing activities was $487 million, compared with net cash used in financing activities of $152 million for the first six months of fiscal 2012.
Share Repurchases and Option Exercises—We repurchased approximately 8 million shares for $450 million during the first six months of fiscal 2013 and 3 million shares for $150 million during the first six months of fiscal 2012 under our share buyback program. We also repurchased shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and to settle certain option exercises. We spent $9 million and $8 million to acquire shares in connection with these share-based awards during the first six months of fiscal 2013 and fiscal 2012, respectively. Share repurchases were somewhat offset by proceeds from option exercises of $175 million and $81 million in the first six months of fiscal 2013 and fiscal 2012, respectively.
Dividend Payments—Dividend payments were $246 million during the first six months of fiscal 2013, compared with $217 million during the first six months of fiscal 2012.

Debt Issuances—During the first six months of fiscal 2013 and 2012, we received net proceeds of $40 million and $132 million, respectively, from the issuance of commercial paper.
Free Cash Flow
We returned 87% and 41% of our operating cash flow to shareholders during the first six months of fiscal 2013 and 2012, respectively, through a combination of both dividend payments and share repurchases. During the first six months of fiscal 2013 and 2012, free cash flow returned to shareholders was 125% and 56%, respectively.
Free cash flow was $566 million during the first six months of fiscal 2013, compared with $666 million during the first six months of fiscal 2012. The $100 million decrease in free cash flow primarily resulted from a $50 million voluntary contribution to our pension plans and a $29 million increase in income taxes paid, net of refunds during the first six months of fiscal 2013.
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
A reconciliation between net cash provided by operating activities (the most comparable GAAP measure) and free cash flow is as follows:

	Six Months Ended
(Dollars in Millions)	March 29, 2013	March 30, 2012
Net cash provided by operating activities	$807	$916
Capital expenditures	(241)	(250)
Free cash flow	$566	$666
Capitalization
Shareholders’ equity was $10.976 billion, or $23.34 per share, at March 29, 2013, compared with $10.565 billion, or $22.38 per share, at September 28, 2012. The increase in shareholders’ equity was primarily due to net income of $932 million, partially offset by the repurchase of shares of $459 million and dividends declared of $245 million.
The following table contains several key measures to gauge our financial condition and liquidity at the end of each period:

(Dollars in Millions)	March 29, 2013	September 28, 2012
Cash and cash equivalents	$1,683	$1,866
Current maturities of long-term debt	515	509
Long-term debt	4,562	4,531
Total debt	5,077	5,040
Shareholders’ equity	10,976	10,565
Debt-to-total capital ratio	32%	32%
In connection with the anticipated separation of our Pharmaceuticals business, on April 11, 2013, Mallinckrodt International Finance S.A. (MIFSA), a wholly-owned subsidiary of Covidien, issued $300 million aggregate principal amount of 3.50% senior notes due April 2018 and $600 million aggregate principal amount of 4.75% senior notes due April 2023 for aggregate net proceeds of approximately $881 million. Until the separation occurs, the notes will be fully and unconditionally guaranteed by Covidien International Finance S.A., also a wholly-owned subsidiary of Covidien. Upon completion of the separation, MIFSA will be a wholly-owned subsidiary of Mallinckrodt plc, the new stand alone publicly traded company. While MIFSA will retain the debt, it is anticipated that MIFSA will retain for general corporate purposes only an amount of the net proceeds that, together with cash held by its subsidiaries approximates $170 million. The remainder of the net proceeds will be retained by Covidien.
We have a $1.50 billion five-year unsecured senior revolving credit facility, which expires in August 2016. In addition, we may increase this facility by up to $500 million to a maximum of $2.00 billion provided certain borrowing conditions are met. We are required to maintain an available unused balance under our $1.50 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. We had $250 million and $210 million of commercial paper outstanding at March 29, 2013 and September 28, 2012, respectively. No amount was outstanding under our credit facility at the end of either period.
Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.
Share Repurchase Program
On March 21, 2013, the Board of Directors authorized a program to purchase up to $3.0 billion of our ordinary shares from time to time, based on market conditions. This program is in addition to the $2.0 billion share repurchase program announced in August 2011. As of March 29, 2013, there was approximately $3.427 billion remaining under these programs.
Dividends
On March 21, 2013, the Board of Directors declared a quarterly cash dividend of $0.26 per share to shareholders of record at the close of business on April 4, 2013. The dividend is payable on May 3, 2013.
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
Guarantees
We have guarantee commitments and indemnifications with Tyco International and TE Connectivity, which relate to certain contingent tax liabilities. We assumed and are responsible for 42% of these liabilities. Current and non-current liabilities totaling $614 million and $613 million relating to these guarantees were included on our consolidated balance sheet at March 29, 2013 and September 28, 2012, respectively, a substantial portion of which is classified as non-current on our consolidated balance sheets.
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
In connection with the sale of our Specialty Chemicals business in fiscal 2010, our Pharmaceuticals business agreed to indemnify the purchaser with respect to various matters, including environmental, health, safety, tax and other matters. The indemnification obligations relating to environmental, health and safety matters have a term of 17 years, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on our consolidated balance sheets at both March 29, 2013 and September 28, 2012 was $22 million, of which $18 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. As of March 29, 2013, the maximum future payments we could be required to make under all of these indemnification obligations was $76 million. We were required to pay $30 million into an escrow account as collateral for all of these indemnification obligations to the purchaser, of which $24 million and $25 million remained in other assets on our consolidated balance sheets at March 29, 2013 and September 28, 2012, respectively.

We have recorded liabilities for known indemnifications included as part of environmental liabilities. In addition, we are liable for product performance; however in the opinion of management, such obligations will not significantly affect our results of operations, financial condition or cash flows.
We are required to provide the Nuclear Regulatory Commission financial assurance demonstrating our ability to cover the cost of decommissioning our Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, although the Company does not intend to close this facility. We have provided this financial assurance in the form of a $58 million surety bond. As of March 29, 2013, we had various other outstanding letters of credit and guarantee and surety bonds totaling $225 million.
Income Taxes
At March 29, 2013, we are the primary obligor to the taxing authorities for $1.687 billion of contingent tax liabilities that are recorded on our consolidated balance sheet, of which $1.338 billion relates to periods prior to our separation from Tyco International and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. However, the actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, some of which may not be resolved for several years.
In addition, pursuant to the terms of the Tax Sharing Agreement, we have recorded a receivable from Tyco International and TE Connectivity of $617 million and $614 million as of March 29, 2013 and September 28, 2012, respectively, substantially all of which is non-current. This amount primarily reflects 58% of our contingent tax liabilities that are subject to the Tax Sharing Agreement. If Tyco International and TE Connectivity default on their obligations to us under the Tax Sharing Agreement, however, we would be liable for the entire amount of such liabilities. Additional information regarding the Tax Sharing Agreement is provided in note 14 to our consolidated financial statements.
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
Our aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy and Portugal and as a percent of our total outstanding accounts receivable at the end of period are as follows:

(Dollars in Millions)	March 29, 2013	September 28, 2012
Accounts receivable, net in Spain, Italy and Portugal	$431	$391
Percentage of total accounts receivable, net	24%	23%
Net sales to customers in Spain, Italy and Portugal totaled $166 million and $176 million during the quarter ended March 29, 2013 and March 30, 2012, respectively. Net sales to customers in Spain, Italy and Portugal totaled $313 million and $336 million during the six months ended March 29, 2013 and March 30, 2012, respectively. As of March 29, 2013 and September 28, 2012, $34 million and $28 million, respectively, of the accounts receivable, net in Spain, Italy and Portugal were over 365 days past due.

Contingent Consideration
In connection with certain of our acquisitions, we may be required to pay future consideration that is contingent upon the achievement of certain revenue, regulatory or commercialization based milestones. As of the respective acquisition dates, we recorded contingent liabilities representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired businesses. We remeasure these liabilities each reporting period and record changes in the fair value in our consolidated statements of income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or changes in the expected probability and timing of achieving regulatory or commercialization milestones, as well as changes in discount rates. We recorded income of $6 million related to our contingent consideration liabilities during the first six months of fiscal 2013, representing the change in fair value of these obligations.
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
Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012 for discussion of our exposures to market risk. There have been no material changes in the information reported since the fiscal year ended September 28, 2012.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 15 - Commitments and Contingencies to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information regarding Covidien's purchases of ordinary shares during the second quarter of fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
12/29/2012 - 01/25/2013	—	$—	—	$627,134,864
01/26/2013 - 03/01/2013	2,157,800	$62.89	2,157,800	$491,429,021
03/02/2013 - 03/29/2013	1,004,203	$64.03	1,004,203	$3,427,134,909
On March 21, 2013, our Board of Directors authorized a program to purchase an additional $3.0 billion of our ordinary shares. This program is in addition to the $2.0 billion share repurchase program announced in August 2011, which had approximately $427 million remaining as of March 29, 2013.

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit

3.1	Memorandum and Articles of Association, as amended March 20, 2013 (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 26, 2013).

4.1
Indenture, dated as of April 11, 2013, by and among Mallinckrodt International Finance S.A., Covidien International Finance S.A. and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 12, 2013).

10.1
Covidien Change in Control Severance Plan for Certain U.S. Officers and Executives (as amended and restated) (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on
March 26, 2013).

10.2	Amended Terms and Conditions of Performance Unit Awards (FY11-FY13) (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 26, 2013).

10.3	Amended Terms and Conditions of Performance Unit Awards (FY12 - FY14) (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on March 26, 2013).

10.4	Amended Terms and Conditions of Performance Unit Awards (FY13 - FY15) (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on March 26, 2013).

10.5	Covidien Stock and Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on March 26, 2013).

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials from the Covidien plc Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

Date: April 29, 2013