Form 10-Q
period 2013-06-28
Covidien plc
filed 2013-08-06
CIK 1385187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2013
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
The number of ordinary shares outstanding as of August 1, 2013 was 459,997,845.

COVIDIEN PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Quarters and Nine Months Ended June 28, 2013 and June 29, 2012
(in millions, except per share data)

	Quarter Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales	$2,578	$2,506	$7,675	$7,352
Cost of goods sold	1,045	995	3,077	2,891
Gross profit	1,533	1,511	4,598	4,461
Selling, general and administrative expenses	853	827	2,505	2,442
Research and development expenses	129	125	362	363
Restructuring charges, net	9	21	71	46
Operating income	542	538	1,660	1,610
Interest expense	(53)	(53)	(155)	(155)
Interest income	2	3	7	12
Other income, net	56	13	74	18
Income from continuing operations before income taxes	547	501	1,586	1,485
Income tax expense	147	106	350	248
Income from continuing operations	400	395	1,236	1,237
(Loss) income from discontinued operations, net of income taxes	(4)	58	92	207
Net income	$396	$453	$1,328	$1,444
Basic earnings per share:
Income from continuing operations	$0.86	$0.82	$2.63	$2.57
(Loss) income from discontinued operations	(0.01)	0.12	0.20	0.43
Net income	0.85	0.94	2.83	3.00
Diluted earnings per share:
Income from continuing operations	$0.85	$0.81	$2.61	$2.54
(Loss) income from discontinued operations	(0.01)	0.12	0.19	0.43
Net income	0.84	0.93	2.80	2.97
Weighted-average number of shares outstanding:
Basic	465	481	470	482
Diluted	469	486	474	487
Cash dividends declared per ordinary share	$—	$—	$0.52	$0.45

See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarters and Nine Months Ended June 28, 2013 and June 29, 2012
(in millions)

	Quarter Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Income from continuing operations	$400	$395	$1,236	$1,237
Currency translation adjustments	(26)	(113)	(94)	(149)
Unrecognized gain on derivatives	3	3	6	4
Unrecognized gain on benefit plans	1	1	6	3
Other comprehensive loss from continuing operations, net of tax	(22)	(109)	(82)	(142)
Comprehensive income from continuing operations, net of tax	378	286	1,154	1,095
Comprehensive (loss) income from discontinued operations, net of tax	(3)	37	84	183
Comprehensive income	$375	$323	$1,238	$1,278

See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
At June 28, 2013 and September 28, 2012
(in millions, except share data)

	June 28, 2013	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$2,119	$1,866
Accounts receivable trade, less allowance for doubtful accounts of $38 and $40	1,562	1,702
Inventories	1,346	1,772
Due from former parent and affiliate	288	5
Prepaid expenses and other current assets (including $62 due from Mallinckrodt at June 28, 2013)	897	927
Total current assets	6,212	6,272
Property, plant and equipment, net	1,967	2,872
Goodwill	8,156	8,542
Intangible assets, net	2,728	3,085
Due from former parent and affiliate	357	609
Other assets	795	877
Total Assets	$20,215	$22,257

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$13	$509
Accounts payable	469	589
Accrued and other current liabilities (including $23 due to Mallinckrodt at June 28, 2013)	1,290	1,761
Income taxes payable	687	53
Total current liabilities	2,459	2,912
Long-term debt	5,063	4,531
Income taxes payable	1,106	1,696
Guaranteed contingent tax liabilities	570	585
Other liabilities	1,346	1,968
Total Liabilities	10,544	11,692
Commitments and contingencies (note 17)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 487,463,511 and 520,943,253 issued	97	104
Ordinary shares held in treasury at cost; 25,904,431 and 48,774,997	(1,582)	(2,368)
Additional paid-in capital	7,490	7,179
Retained earnings	3,437	5,365
Accumulated other comprehensive income	229	285
Total Shareholders’ Equity	9,671	10,565
Total Liabilities and Shareholders’ Equity	$20,215	$22,257
See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine Months Ended June 28, 2013
(in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number	Par Value	Number	Amount
Balance at Balance at September 28, 2012	521	$104	(49)	$(2,368)	$7,179	$5,365	$285	$10,565
Net income	—	—	—	—	—	1,328	—	1,328
Other comprehensive loss, net of tax	—	—	—	—	—	—	(90)	(90)
Distribution to Mallinckrodt	—	—	—	—	—	(1,159)	34	(1,125)
Dividends declared	—	—	—	—	—	(245)	—	(245)
Repurchase of shares	—	—	(17)	(1,082)	—	—	—	(1,082)
Retirement of treasury shares	(40)	(8)	40	1,868	—	(1,860)	—	—
Share options exercised	5	1	—	—	233	—	—	234
Vesting of restricted shares	2	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	80	—	—	80
Other	—	—	—	—	(2)	8	—	6
Balance at Balance at June 28, 2013	488	$97	(26)	$(1,582)	$7,490	$3,437	$229	$9,671

See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 28, 2013 and June 29, 2012
(in millions)

	Nine Months Ended
	June 28, 2013	June 29, 2012
Cash Flows From Operating Activities:
Net income	$1,328	$1,444
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	498	463
Share-based compensation	80	65
Deferred income taxes	69	(69)
Provision for losses on accounts receivable and inventory	56	31
Other non-cash items	(21)	7
Changes in assets and liabilities, net of the effects of acquisitions and divestiture:
Accounts receivable, net	(243)	35
Inventories	(65)	(208)
Accounts payable	(17)	13
Income taxes	68	131
Accrued and other liabilities	(256)	(235)
Other	(110)	(40)
Net cash provided by operating activities	1,387	1,637
Cash Flows From Investing Activities:
Capital expenditures	(369)	(378)
Acquisitions, net of cash acquired	(248)	(1,063)
Acquisition of licenses and technology	(19)	(26)
Other	22	5
Net cash used in investing activities	(614)	(1,462)
Cash Flows From Financing Activities:
Net (repayment) issuance of commercial paper	(185)	136
Issuance of debt	1,629	1,240
Repayment of debt	(504)	(552)
Dividends paid	(368)	(326)
Repurchase of shares	(1,082)	(385)
Proceeds from exercise of share options	206	143
Transfer of cash and cash equivalents to Mallinckrodt	(180)	—
Payment of contingent consideration	(17)	—
Other	29	14
Net cash (used in) provided by financing activities	(472)	270
Effect of currency rate changes on cash	(48)	(13)
Net increase in cash and cash equivalents	253	432
Cash and cash equivalents at beginning of period	1,866	1,503
Cash and cash equivalents at end of period	$2,119	$1,935
See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Basis of Presentation—The accompanying financial statements reflect the consolidated operations of Covidien plc, a company incorporated in Ireland, and its subsidiaries (Covidien or the Company). The unaudited condensed consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim results reported. The year-end balance sheet data was derived from audited consolidated financial statements. These financial statements do not include all of the annual disclosures required by GAAP; accordingly, they should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended September 28, 2012.
2. Discontinued Operations
On May 23, 2013, Covidien's board of directors declared a special dividend distribution of all of the outstanding ordinary shares of Mallinckrodt plc, the company formed to hold Covidien's Pharmaceuticals business. On June 28, 2013, Covidien shareholders received one ordinary share of Mallinckrodt for every eight ordinary shares of Covidien held at the close of business on June 19, 2013 (the separation). Covidien has received a ruling from the U.S. Internal Revenue Service (IRS) that the separation qualifies as a tax-free distribution to Covidien and its shareholders for U.S. federal income tax purposes.
The historical results of operations of Covidien's Pharmaceuticals business have been presented as discontinued operations in the condensed consolidated statements of income and comprehensive income. Discontinued operations includes the results of Mallinckrodt's business except for certain corporate overhead costs and other allocations, which remain in continuing operations. Discontinued operations also includes costs incurred by Covidien to separate Mallinckrodt. The prior year balance sheet and statement of cash flows have not been adjusted to reflect the effect of the separation.
Net sales and (loss) income from Mallinckrodt's operations and adjustments to the (loss) income recorded on prior dispositions are as follows:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales	$556	$501	$1,618	$1,499
(Loss) income from operations, net of tax provision of $19, $18, $58 and $52	$(4)	$58	$94	$201
(Loss) income on disposition, net of tax benefit of $—, $(2), $— and $(12)	—	—	(2)	6
(Loss) income from discontinued operations, net of tax	$(4)	$58	$92	$207
(Loss) income from operations in the table above includes costs incurred in connection with the activities taken to complete the separation and to build out Mallinckrodt's corporate infrastructure. On a pre-tax basis, these charges totaled $69 million and $11 million during the quarters ended June 28, 2013 and June 29, 2012, respectively, and $124 million and $21 million for the nine months ended June 28, 2013 and June 29, 2012, respectively.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is a summary of the assets and liabilities transferred to Mallinckrodt in connection with the separation on June 28, 2013:

(Dollars in Millions)	June 28, 2013
Cash and cash equivalents	$180
Accounts receivable, net	324
Inventories	423
Deferred income taxes (current)	131
Prepaid expenses and other current assets	81
Property, plant and equipment, net	978
Goodwill	532
Intangible assets, net	431
Other assets	225
Total assets	3,305
Accounts payable	97
Accrued and other current liabilities	359
Income taxes payable (current)	26
Long-term debt	919
Income taxes payable (non-current)	120
Deferred income taxes (non-current)	282
Other liabilities	377
Total liabilities	2,180
Net assets transferred to Mallinckrodt	$1,125
In addition, $34 million of accumulated other comprehensive income, net of income taxes, primarily related to pension and other postretirement benefit plans and currency translation, was transferred to Mallinckrodt.
The Company has used available information to develop its best estimates for certain assets and liabilities related to the separation. In limited instances, final determination of the balances will be made in subsequent periods, such as in the case of the potential cash adjustment specified in the separation and distribution agreement entered among the parties. These adjustments are not expected to be material and will be recorded through Covidien shareholders' equity in subsequent periods when determined.
In connection with the separation, the Company entered into a transition services agreement pursuant to which Covidien and Mallinckrodt are providing to each other, on an interim transitional basis, various services. The services generally commenced on the separation date and terminate up to 24 months following the separation, although certain services may continue for longer periods. Services to be provided by Covidien include certain information technology, back office support and distribution and importation services for products in certain countries outside the United States. Billings by Covidien under the transition services agreement will be recorded as a reduction of the costs to provide the respective service in the applicable expense category in the consolidated statement of income. This transitional support will enable Mallinckrodt to establish its stand-alone processes for various activities that were previously provided by Covidien and does not constitute significant continuing support of Mallinckrodt's operations.
3. Acquisitions
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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CV Ingenuity—On January 10, 2013, the Company's Medical Devices segment acquired all of the remaining outstanding equity of CV Ingenuity (CVI), a developer of a treatment for peripheral arterial disease, for total consideration of $216 million ($211 million, net of cash acquired). The total consideration was comprised of an upfront cash payment of $115 million ($110 million, net of cash acquired) and the fair value of contingent consideration of $101 million. This contingent consideration, which could total a maximum of $147 million, is discussed further in note 13. The acquisition of CVI complements and expands the Company's vascular product portfolio.
Fair Value Allocation of Assets Acquired and Liabilities Assumed—The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed for CVI and Nfocus:

(Dollars in Millions)	CVI	Nfocus	Total
Deferred tax assets (current)	$6	$2	$8
Other current assets	5	1	6
Intangible assets	122	45	167
Goodwill (non-tax deductible)	116	31	147
Other assets	1	—	1
Total assets acquired	250	79	329
Contingent consideration (current)	61	—	61
Other current liabilities	3	12	15
Contingent consideration (non-current)	40	21	61
Deferred tax liabilities (non-current)	31	(5)	26
Total liabilities assumed	135	28	163
Net assets acquired	$115	$51	$166
In-process Research and Development—Intangible assets acquired consist of $122 million of in-process research and development related to the acquisition of CVI and $45 million of in-process research and development related to the acquisition of Nfocus. The $122 million of in-process research and development for CVI relates to a drug coated balloon platform to be used in the treatment of peripheral arterial disease. The $45 million of in-process research and development for Nfocus relates to a mesh basket implant product used in the treatment of brain aneurysms. As of each acquisition date, development, testing, clinical trials and regulatory approvals were required in order to bring these products to market. The Company estimates that the total costs to complete the peripheral arterial disease product will be approximately $76 million with all regulatory approvals expected to be received by 2017. The Company estimates that the total costs to complete the product used in the treatment of brain aneurysms will be approximately $10 million with regulatory approvals expected to be received by 2018. The Company determined the valuation of each in-process research and development project using management's estimate of future revenue and expected profitability of the products after taking into account an estimate of future expenses necessary to bring the products to completion. These projected cash flows were then discounted to their present values using discount rates which were considered commensurate with the risks and stages of development of the respective products. Discount rates of 13% and 19% were used for the peripheral arterial disease and brain aneurysm products, respectively.
Goodwill—The technologies offered by CVI and Nfocus contributed to acquisition prices in excess of the fair values of net assets acquired, which resulted in the establishment of goodwill.
As of June 28, 2013, the Company had not yet finalized its deferred tax assets and liabilities for the acquisitions discussed above, the impact of which is not expected to have a material effect on the Company's financial condition.
Financial Results and Acquisition-Related Costs—The amount of net sales, earnings and transaction and integration costs associated with the acquisitions discussed above included in the Company's results for the quarter and nine months ended June 28, 2013 were insignificant.
Unaudited Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the acquisitions of CVI and Nfocus had been completed as of the beginning of fiscal 2012.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The pro forma financial information is based on the historical financial information for Covidien, CVI and Nfocus and reflects the following pro forma adjustments:

•	A decrease in interest income for cash used to fund the acquisitions;

•	Elimination of direct acquisition transaction costs and restructuring charges in fiscal 2013 and inclusion of such items in fiscal 2012;

•	Elimination of the Company's gain associated with the acquisition of CVI in fiscal 2013 and inclusion of such gain in fiscal 2012;

•	Tax impact of all of the above adjustments; and

•
Elimination of the historical income tax expense for each of the acquired companies and inclusion of income tax expense on the historical results of each of the acquired companies using the respective jurisdictional tax rates.

	Quarter Ended		Nine Months Ended
(Dollars in Millions, Except per Share Data)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales	$2,578	$2,506	$7,675	$7,352
Income from continuing operations	396	391	1,217	1,232
Net income	392	450	1,309	1,439
Basic earnings per share:
Income from continuing operations	$0.85	$0.81	$2.59	$2.55
Net income	0.84	0.94	2.79	2.99
Diluted earnings per share:
Income from continuing operations	$0.84	$0.80	$2.57	$2.53
Net income	0.83	0.93	2.76	2.96
The unaudited pro forma financial information above is not indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of fiscal 2012, or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of these companies.
4. Restructuring and Related Charges, Net
In fiscal 2011, the Company launched a $275 million restructuring program designed to improve the Company’s cost structure. This program includes actions across all segments and corporate and excludes restructuring actions associated with acquisitions. Charges totaling approximately $50 million recorded under this program by the Company's former Pharmaceuticals segment have been reclassified to discontinued operations. Accordingly, aggregate charges of approximately $225 million are expected to relate to the Company's continuing operations. These charges, which are recorded as the specific actions required to execute on these initiatives are identified and approved, are expected to be incurred by the end of fiscal 2014. While this program is nearing completion, the Company intends to continue to drive efficiencies and improve its cost structure through various restructuring initiatives. Management expects aggregate charges associated with these initiatives to be between $350 million and $450 million. These charges, most of which are expected to be incurred by the end of fiscal 2018, will also be recorded as the specific actions required to execute on these initiatives are identified and approved.
In fiscal 2009 and 2007, the Company launched a $200 million and $150 million restructuring program, respectively, which were also designed to improve the Company’s cost structure. Charges recorded under the 2009 and 2007 programs by the Company's former Pharmaceuticals segment totaled approximately $40 million and $5 million, respectively, and have been reclassified to discontinued operations. Accordingly, aggregate charges of approximately $160 million and $145 million under the 2009 and 2007 programs, respectively, are expected to relate to the Company's continuing operations. The Company recorded charges as the specific actions required to execute on these initiatives were identified and approved. A few projects remain open under the 2009 program, however the 2007 program has been completed. These programs exclude restructuring actions associated with acquisitions.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net restructuring and related charges recognized in continuing operations, including actions associated with acquisitions, by segment are as follows:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Medical Devices	$9	$20	$67	$44
Medical Supplies	1	1	6	3
Corporate	—	2	—	4
Restructuring and related charges, net	10	23	73	51
Less: accelerated depreciation	(1)	(2)	(2)	(5)
Restructuring charges, net	$9	$21	$71	$46
Net restructuring and related charges recognized in continuing operations are comprised of the following:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Acquisition-related restructuring actions	$1	$8	$9	$16
2011 program	8	15	59	30
2009 and 2007 programs	1	—	5	5
Restructuring and related charges, net	10	23	73	51
Less: non-cash charges, including accelerated depreciation	(1)	(2)	(5)	(7)
Total charges expected to be settled in cash	$9	$21	$68	$44
The following table summarizes cash activity for restructuring reserves related to acquisitions for the nine months ended June 28, 2013:

(Dollars in Millions)	Employee Severance and Benefits	Other	Total
Balance at September 28, 2012	$11	$8	$19
Charges	4	6	10
Changes in estimate	—	(1)	(1)
Cash payments	(7)	(5)	(12)
Balance at June 28, 2013	$8	$8	$16
The following table summarizes cash activity for restructuring reserves related to the 2011, 2009 and 2007 programs for the nine months ended June 28, 2013, substantially all of which relates to employee severance and benefits:

(Dollars in Millions)	2011 Program	2009 and 2007 Programs	Total
Balance at September 28, 2012	$76	$33	$109
Charges	68	1	69
Changes in estimate	(9)	(1)	(10)
Cash payments	(63)	(4)	(67)
Transfer of liabilities to Mallinckrodt	(10)	—	(10)
Balance at June 28, 2013	$62	$29	$91

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net restructuring and related charges, including associated asset impairments, incurred cumulative to date under the 2011, 2009 and 2007 programs are as follows:

(Dollars in Millions)	2011 Program	2009 and 2007 Programs
Medical Devices	$150	$161
Medical Supplies	2	92
Corporate	12	13
Total	$164	$266
Restructuring reserves are reported on the Company’s condensed consolidated balance sheets as follows:

(Dollars in Millions)	June 28, 2013	September 28, 2012
Accrued and other current liabilities	$92	$89
Other liabilities	15	39
Restructuring reserves	$107	$128
5. Other Income, Net
Other income, net was comprised of the following:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Income under Tax Sharing Agreement (note 16)	$44	$16	$49	$23
Gain on investments, net	12	6	21	4
Gain on demutualization of insurance carrier	—	—	4	—
Loss on early retirement of debt (note 10)	—	(9)	—	(9)
Other income, net	$56	$13	$74	$18
Income under Tax Sharing Agreement represents the increase to the receivable from Tyco International Ltd. and TE Connectivity Ltd. These amounts reflect 58% of the interest and other income taxes payable amounts recorded during each period that are subject to the Tax Sharing Agreement.
During fiscal 2013, the Company recorded a gain associated with its acquisition of CVI.
6. Earnings per Share
The weighted-average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

	Quarter Ended		Nine Months Ended
(in Millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Basic shares	465	481	470	482
Effect of share options and restricted shares	4	5	4	5
Diluted shares	469	486	474	487
The computation of diluted earnings per share for the quarter and nine months ended June 28, 2013 excludes approximately 1 million and 2 million shares, respectively, of options and restricted share awards because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met. For the quarter and nine months ended June 29, 2012, the computation of diluted earnings per share excludes less than 1 million and approximately 4 million shares, respectively, of options and restricted share awards because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Inventories
At the end of each period, inventories were comprised of the following:

(Dollars in Millions)	June 28, 2013	September 28, 2012
Purchased materials and manufactured parts	$294	$359
Work in process	162	355
Finished goods	890	1,058
Inventories	$1,346	$1,772
8. Property, Plant and Equipment
At the end of each period, property, plant and equipment at cost and accumulated depreciation were as follows:

(Dollars in Millions)	June 28, 2013	September 28, 2012
Land	$76	$138
Buildings and related improvements	1,294	1,512
Machinery and equipment	2,752	3,655
Construction in progress	373	475
Accumulated depreciation	(2,528)	(2,908)
Property, plant and equipment, net	$1,967	$2,872
9. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended June 28, 2013 were as follows:

(Dollars in Millions)	Medical Devices	Pharmaceuticals	Medical Supplies	Total
Goodwill at September 28, 2012	$7,645	$508	$389	$8,542
Acquisitions	147	24	—	171
Currency translation and other	(25)	—	—	(25)
Transfer of goodwill to Mallinckrodt	—	(532)	—	(532)
Goodwill at June 28, 2013	$7,767	$—	$389	$8,156
The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	June 28, 2013		September 28, 2012
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,214	$845	$2,577	$906
Customer relationships	958	198	960	155
Other	156	83	345	149
Total	$3,328	$1,126	$3,882	$1,210
Non-Amortizable:
Trademarks	$320		$354
In-process research and development	206		59
Total	$526		$413

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gross amortizable intangible assets, accumulated amortization and indefinite-lived intangible assets of $648 million, $271 million and $54 million, respectively, were transferred to Mallinckrodt in connection with the separation on June 28, 2013. Intangible asset amortization expense from continuing operations was $55 million and $50 million for the quarters ended June 28, 2013 and June 29, 2012, respectively. Intangible asset amortization expense from continuing operations was $166 million and $142 million for the nine months ended June 28, 2013 and June 29, 2012, respectively. Annual amortization is expected to be as follows:

(Dollars in Millions)
Fiscal 2013	$222
Fiscal 2014	221
Fiscal 2015	220
Fiscal 2016	215
Fiscal 2017	212
10. Debt
On May 16, 2013, Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary of the Company, issued $750 million aggregate principal amount of 2.95% senior notes due June 2023. The notes are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd. The net proceeds of $743 million were used to fund the redemption of CIFSA's $500 million 1.9% senior notes due June 2013 and for general corporate purposes.
In connection with the separation of Mallinckrodt, on April 11, 2013, Mallinckrodt International Finance S.A. (MIFSA), previously a wholly-owned subsidiary of Covidien, issued $300 million aggregate principal amount of 3.50% senior notes due April 2018 and $600 million aggregate principal amount of 4.75% senior notes due April 2023 for aggregate net proceeds of approximately $886 million. Upon completion of the separation on June 28, 2013, MIFSA became a wholly-owned subsidiary of Mallinckrodt plc. While MIFSA retained the debt, MIFSA retained for general corporate purposes only an amount of the net proceeds that, together with cash held by its subsidiaries totaled $180 million. The remainder of the net proceeds was retained by Covidien for general corporate purposes.
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
In connection with the sale of the Specialty Chemicals business in fiscal 2010, the Company's former Pharmaceuticals business agreed to indemnify the purchaser with respect to various matters, including environmental, health, safety, tax and other matters. The indemnification obligations relating to environmental, health and safety matters have a term of 17 years, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's condensed consolidated balance sheets at September 28, 2012 was $22 million, of which $18 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims made under the indemnity. As of June 28, 2013, the maximum future payments that could be required under all of these indemnification obligations was $76 million. The Company was required to pay $30 million into an escrow account as collateral for all of these indemnification obligations to the purchaser, of which $25 million remained in other assets on the condensed consolidated balance sheet at September 28, 2012. On June 28, 2013, the Company transferred the $22 million liability and the remaining $24 million held in escrow to Mallinckrodt in connection with the separation. CIFSA remains a guarantor of this liability; however, the value associated with the guarantee is insignificant.
As discussed in note 16, in connection with the separation, Mallinckrodt assumed the tax liabilities that are attributable to its subsidiaries, which total $146 million. Covidien has indemnified Mallinckrodt to the extent that such tax liabilities arising from periods prior to fiscal 2013 exceed $200 million, net of certain tax benefits realized. In addition, in connection with the

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

separation, the Company entered into certain other guarantee commitments and indemnifications with Mallinckrodt. The values attributable to the tax indemnification and other guarantees were insignificant.
The Company has recorded liabilities for known indemnifications included as part of environmental liabilities, which are discussed in note 17. In addition, the Company is liable for product performance; however in the opinion of management, such obligations will not significantly affect the Company’s results of operations, financial condition or cash flows.
As of June 28, 2013, the Company had various outstanding letters of credit and guarantee and surety bonds totaling $180 million, none of which were individually significant.
Upon separation from Tyco International, the Company entered into certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, which are discussed in note 16.
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value on the condensed consolidated balance sheet. Changes in a derivative financial instrument’s fair value are recognized in earnings unless specific hedge criteria are met. The Company has designated certain interest rate lock contracts and certain commodity swap contracts as cash flow hedges. The Company has not designated the foreign currency forward and option contracts as hedging instruments.
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
Cash Flow Hedges—During fiscal 2007, CIFSA entered into a series of forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of fixed rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated in fiscal 2007 and fiscal 2008 prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective; accordingly, the loss that resulted upon termination of the rate locks was recorded in accumulated other comprehensive income and is being amortized to interest expense over the terms of the notes. As of June 28, 2013 and September 28, 2012, the amount of this loss that remained in accumulated other comprehensive income was $38 million and $40 million, respectively.
Foreign Exchange Exposure
Derivatives not Designated as Hedging Instruments—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro and yen, as well as approximately 20 other currencies. The Company generally manages its exposure for forecasted transactions for the upcoming 12 months. All forward and option contracts are recorded on the condensed consolidated balance sheet at fair value. At June 28, 2013, the Company had foreign currency forward and option contracts outstanding with a notional amount of $1.212 billion. These contracts do not meet the necessary criteria to qualify for hedge accounting; accordingly, all associated changes in fair value are recognized in earnings.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of the net (loss) gain on foreign exchange forward and option contracts not designated as hedging instruments and related hedged items was recorded as follows:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Cost of goods sold	$(4)	$6	$(3)	$11
Selling, general and administrative expenses	(11)	3	(9)	(3)
Total	$(15)	$9	$(12)	$8
Fair Value of Derivative Instruments
The fair value of foreign exchange forward and option contracts not designated as hedging instruments are included in the following condensed consolidated balance sheet captions in the amounts shown:

(Dollars in Millions)	June 28, 2013	September 28, 2012
Derivative Assets:
Prepaid expenses and other current assets	$40	$14
Accrued and other current liabilities	1	7
	$41	$21
Derivative Liabilities:
Prepaid expenses and other current assets	$7	$3
Accrued and other current liabilities	11	27
	$18	$30
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
The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at June 28, 2013 and September 28, 2012:

		Basis of Fair Value Measurement
(Dollars in Millions)	June 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency contracts	$41	$—	$41	$—
Total assets at fair value	$41	$—	$41	$—
Liabilities:
Foreign currency contracts	$18	$—	$18	$—
Deferred compensation liabilities	107	—	107	—
Contingent consideration	209	—	—	209
Total liabilities at fair value	$334	$—	$125	$209

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Debt and equity securities held in rabbi trust—Debt securities held in the rabbi trust primarily consist of U.S. government and agency securities and corporate bonds. Where quoted prices are available in an active market, the investments are classified as level 1. When quoted market prices for a security are not available in an active market, they are classified as level 2. Equity securities held in the rabbi trust primarily consist of U.S. common stocks, which are valued using quoted market prices reported on nationally recognized securities exchanges. These debt and equity securities were transferred to Mallinckrodt in connection with the separation on June 28, 2013.
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
Contingent consideration—The fair values of contingent consideration are based on significant unobservable inputs, including management estimates and assumptions, and were measured based on the probability-weighted present value of the payments expected to be made. Accordingly, the fair values of contingent consideration have been classified as level 3 within the fair value hierarchy. These liabilities are re-measured each reporting period and changes in the fair values are included in the condensed consolidated statements of income.
During the nine months ended June 28, 2013, the Company recorded contingent consideration of $21 million upon the acquisition of Nfocus. This contingent consideration, which could potentially total a maximum of $45 million, consists of $25 million in milestone payments related to the achievement of certain regulatory approvals and $20 million in milestone payments related to the achievement of sales targets. The amount of contingent consideration recorded relates entirely to the achievement of the regulatory approvals; no value has been assigned to the achievement of the sales targets.
In addition, during the nine months ended June 28, 2013, the Company recorded contingent consideration of $101 million upon the acquisition of CVI and an additional $5 million upon the achievement of a regulatory approval. This contingent consideration, which could potentially total a maximum of $147 million, consists of $108 million in milestone payments related to the achievement of certain regulatory approvals and $39 million in milestone payments related to the achievement of sales targets. The Company has recorded contingent consideration of approximately $95 million related to the achievement of regulatory approvals and $11 million related to the achievement of sales targets.
As of June 28, 2013 and September 28, 2012, the Company had a liability of $26 million and $47 million, respectively, on its condensed consolidated balance sheet associated with the fiscal 2012 acquisition of Maya Medical. This contingent

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

consideration, which initially could total a maximum of $170 million, consists of $70 million in milestone payments related to the commercialization of a radiofrequency energy-based renal denervation device (RF Device) and $100 million in milestone payments related to a device that delivers a chemical agent to cause renal denervation (Drug Device), both of which are for the treatment of hypertension.
The milestone payments related to the RF Device include a maximum payment of $20 million for the first commercial sale of the product outside of the United States. During the nine months ended June 28, 2013, the Company paid $17 million upon achievement of this milestone, which was included in other financing activities in the condensed consolidated statement of cash flows. The Company expects to pay the remaining $3 million that is included on the condensed consolidated balance sheet during fiscal 2013. The milestone payments related to the RF Device also include a maximum payment of $20 million related to the successful completion of the post-market clinical trial within the required timeframe. As of both June 28, 2013 and September 28, 2012, the Company had a liability of $17 million on its condensed consolidated balance sheet associated with this milestone.
In addition, the Company may be obligated to pay up to a maximum of $30 million based on the achievement of sales targets associated with the RF Device. As of June 28, 2013 and September 28, 2012, the Company had a liability of $5 million and $8 million, respectively, on its condensed consolidated balance sheet associated with this milestone.
The milestone payments related to the Drug Device consist of $25 million for the successful completion of a pre-clinical trial study, $25 million for the successful completion of a clinical trial and $10 million for the first commercial sale of the product outside of the United States. The Company applied probability rates of 5% or less to each of these milestones and accordingly, the value of this contingent consideration is insignificant. In addition, the Company may be obligated to pay up to a maximum of $40 million based on the achievement of sales targets. As of both June 28, 2013 and September 28, 2012, the Company had assigned no value to this contingent consideration.
As of both June 28, 2013 and September 28, 2012, the Company had a liability of $25 million on its condensed consolidated balance sheet associated with the fiscal 2012 acquisition of BÂRRX. The milestone upon which payment of this contingent consideration is based was achieved in fiscal 2012. Accordingly, the Company expects to pay $10 million of this contingent consideration in fiscal 2013 and the remainder in fiscal 2014.
In addition, as of June 28, 2013 and September 28, 2012, the Company had contingent consideration totaling $31 million and $36 million, respectively, on its condensed consolidated balance sheet associated with two other fiscal 2012 acquisitions. This contingent consideration, which could total $70 million, primarily relates to the fiscal 2012 acquisition of superDimension and is based on the achievement of sales targets.
The following is a reconciliation of changes in the fair value of contingent consideration:

Nine Months Ended
(Dollars in Millions)	June 28, 2013
Balance at September 28, 2012	$108
Acquisition date fair value of contingent consideration	122
Change in fair value included in selling, general and administrative expenses	(4)
Payments	(17)
Balance at June 28, 2013	$209
Financial Instruments Not Measured at Fair Value
The fair value of cash and cash equivalents approximate carrying value since cash equivalents consist of liquid investments with a maturity of three months or less (level 1). The fair value of restricted cash is equivalent to its carrying value of $25 million and $50 million as of June 28, 2013 and September 28, 2012, respectively (level 1). The Company’s life insurance contracts are carried at cash surrender value (level 3). The fair value of these contracts approximates the carrying value of $23 million and $88 million at June 28, 2013 and September 28, 2012, respectively. The decrease in the fair value and carrying value of these contracts from September 28, 2012 to June 28, 2013 primarily resulted from the separation of Mallinckrodt on June 28, 2013. The fair value of long-term debt, including both current and non-current maturities, is based upon quoted prices in active markets for similar instruments (level 2) and was approximately $5.510 billion and $5.835 billion at June 28, 2013 and September 28, 2012, respectively. It is not practicable to estimate the fair value of the Company’s guaranteed contingent tax liabilities and the related amount due from former parent and affiliate.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy and Portugal and as a percent of the Company’s total accounts receivable at the end of each period are as follows:

(Dollars in Millions)	June 28, 2013	September 28, 2012
Accounts receivable, net in Spain, Italy and Portugal	$422	$391
Percentage of total accounts receivable, net	27%	23%
Net sales to customers in Spain, Italy and Portugal totaled $161 million and $153 million during the quarter ended June 28, 2013 and June 29, 2012, respectively. Net sales to customers in Spain, Italy and Portugal totaled $470 million and $459 million during the nine months ended June 28, 2013 and June 29, 2012, respectively. As of June 28, 2013 and September 28, 2012, $40 million and $28 million, respectively, of the accounts receivable, net in Spain, Italy and Portugal were over 365 days past due.
14. Retirement Plans
The net periodic benefit cost recognized in continuing operations for the Company’s defined benefit pension plans was as follows:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Service cost	$4	$4	$11	$11
Interest cost	5	5	13	15
Expected return on plan assets	(5)	(5)	(14)	(13)
Amortization of net actuarial loss	3	4	9	10
Net periodic benefit cost	$7	$8	$19	$23
The net periodic benefit cost for postretirement benefit plans for the quarter and nine months ended June 28, 2013 and June 29, 2012 was insignificant.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Equity
Share Repurchases—On March 21, 2013, the Company's board of directors authorized a program to purchase up to $3.0 billion of its ordinary shares from time to time, based on market conditions. As of June 28, 2013, there was approximately $2.805 billion remaining under this program.
During the third quarter of fiscal 2013, the Company completed its $2.0 billion share repurchase program announced in August 2011.
Treasury Shares—During the nine months ended June 28, 2013, the Company canceled 40 million ordinary shares that were previously held as treasury shares.
16. Transactions with Former Parent and Affiliate
Tax Sharing Agreement—On June 29, 2007, the Company entered into a Tax Sharing Agreement, under which the Company shares responsibility for certain of its, Tyco International’s and TE Connectivity’s income tax liabilities for periods prior to the separation from Tyco International. Covidien, Tyco International and TE Connectivity share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation from Tyco International. If Tyco International and TE Connectivity default on their obligations to Covidien under the Tax Sharing Agreement, Covidien would be liable for the entire amount of these liabilities. All costs and expenses associated with the management of these tax liabilities are being shared equally among the parties.
In connection with the separation from Tyco International, all tax liabilities associated with the Company’s business became Covidien’s tax liabilities. Following the Mallinckrodt separation, Mallinckrodt became the primary obligor to the taxing authorities for $146 million of contingent tax liabilities, of which $126 million relate to periods prior to the separation from Tyco International that were formerly recorded by the Company. However, Covidien remains the sole party subject to the Tax Sharing Agreement with Tyco International and TE Connectivity. Accordingly, Mallinckrodt does not share in Covidien's liability to Tyco International and TE Connectivity, nor in the receivable that Covidien has from Tyco International and TE Connectivity, both of which are discussed below.
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
 The Company has used available information to develop its best estimates for certain assets and liabilities related to periods prior to separation from Tyco International, including amounts subject to or impacted by the provisions of the Tax Sharing Agreement. The actual amounts that Covidien may be required to ultimately accrue or pay under the Tax Sharing Agreement, however, could vary depending upon the outcome of the unresolved tax matters discussed in note 17. Final determination of the balances will be made in subsequent periods, primarily related to certain pre-Tyco separation tax liabilities and tax years open for examination. These balances will also be impacted by the filing of final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien and/or TE Connectivity legal entities for periods prior to the separation from Tyco International.
At June 28, 2013, the Company is the primary obligor to the taxing authorities for $1.762 billion of contingent tax liabilities that are recorded on the condensed consolidated balance sheet, of which $1.302 billion relates to periods prior to the separation from Tyco International and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. At September 28, 2012, the Company was the primary obligor to the taxing authorities for $1.696 billion of contingent tax liabilities that were recorded on the condensed consolidated balance sheet.
Income Tax Receivables—The Company has a current and non-current receivable from Tyco International and TE Connectivity totaling $645 million and $614 million at June 28, 2013 and September 28, 2012, respectively. These receivables

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reflect 58% of the contingent tax liabilities that are subject to the Tax Sharing Agreement. These receivables are classified as due from former parent and affiliate on the condensed consolidated balance sheets.
Guaranteed Contingent Tax Liabilities—The Company has certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, primarily related to certain contingent tax liabilities. Current and non-current liabilities totaling $583 million and $613 million related to these guarantees were included on the Company’s condensed consolidated balance sheet at June 28, 2013 and September 28, 2012, respectively. The non-current portion of these liabilities are classified as guaranteed contingent tax liabilities on the condensed consolidated balance sheets, while the current portion is included in accrued and other current liabilities.
17. Commitments and Contingencies
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
Legal Proceedings
The Company records a liability when a loss is considered probable and the amount can be reasonably estimated. When the reasonable estimate of a probable loss is a range and a best estimate cannot be made, the minimum amount of the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 28, 2013 and September 28, 2012, the Company had accruals for products liability and other legal matters totaling $148 million and $199 million, respectively, which includes reserves for certain of the matters discussed below. In addition, the Company had related insurance receivables of $29 million and $55 million as of June 28, 2013 and September 28, 2012, respectively. The decrease in the accruals for product liability and other legal matters and the related insurance receivables from September 28, 2012 to June 28, 2013 primarily resulted from the separation of Mallinckrodt on June 28, 2013.
Products Liability Litigation—The Company currently is involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of the Company have supplied pelvic mesh products to one of the manufacturers named in the litigation and the Company is indemnifying that manufacturer on certain claims. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts and in Canada. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. As of June 28, 2013, there were approximately 2,800 cases pending believed to involve products manufactured by Company subsidiaries. The Company recorded its initial estimate for all known pending and estimated future claims in fiscal 2011 and during the first nine months of fiscal 2012, the Company recorded additional charges of $47 million, which were included in selling, general and administrative expenses. Although the number of pending cases increased significantly during the quarter ended June 28, 2013, the Company has little to no information regarding the nature of claims and potential damages in these cases and, accordingly, did not record any additional charges for these cases during the quarter. Based on current information, the Company believes that it has adequate amounts recorded relating to these matters. While the Company believes that the final disposition of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material effect on the Company’s results of operations, financial condition or cash flows, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims.
Patent Litigation—On March 28, 2013, the Company prevailed in a patent infringement suit against Ethicon Endo-Surgery, Inc. (Ethicon), a Johnson & Johnson company, relating to Ethicon's Harmonic® line of ultrasonic surgical products. The federal court awarded Covidien a $177 million verdict upon ruling that several claims of Covidien's patents were valid, enforceable, and infringed by Ethicon. The amount of the verdict was based on an eight percent royalty rate on infringing sales through March 2012, plus prejudgment interest. Ethicon has appealed the decision; accordingly, the Company has not recorded any income related to this case.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Matters—One of the Company's subsidiaries, ev3 Inc., acquired Appriva Medical, Inc. in 2002. The acquisition agreement relating to ev3's acquisition of Appriva Medical, Inc. contained four contingent milestone payments totaling $175 million. ev3 determined that the milestones were not achieved by the applicable dates and that none of the milestones were payable. On April 7, 2009, Michael Lesh and Erik Van Der Burg, acting jointly as the Shareholder Representatives for the former shareholders of Appriva Medical, Inc., filed a motion to amend their previously dismissed complaints in Superior Court of the State of Delaware. The amended complaint sought recovery of all of the $175 million milestone payments as well as punitive damages. The plaintiffs asserted several claims, including breach of contract, fraudulent inducement and violation of California securities law.
On May 1, 2013, the jury returned a verdict finding that ev3 breached the merger agreement and awarded $175 million in damages plus interest to the plaintiff. Since the jury did not find fraud, the jury did not have the option of awarding punitive damages. The Company estimates that its possible range of loss is $0 to $275 million, which includes approximately $100 million of post judgment interest. The Company has filed post-trial motions, including a renewed motion for judgment as a matter of law and a motion for new trial. The Company has assessed the status of this matter and has concluded that it is more likely than not that the finding will be overturned, and, further, intends to vigorously pursue all available means to achieve such reversal. Accordingly, no liability has been recorded with respect to any damage award.
The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material effect on its results of operations, financial condition or cash flows.
Environmental Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 28, 2013, the Company concluded that it was probable that it would incur remedial costs in the range of $113 million to $185 million. As of June 28, 2013, the Company concluded that the best estimate within this range was $113 million, of which $8 million was included in accrued and other current liabilities and $105 million was included in other liabilities on the condensed consolidated balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material effect on its results of operations, financial condition or cash flows.
The Company is a successor to a company which owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982. The Company is responsible for the costs of completing an environmental site investigation required by the United States Environmental Protection Agency (EPA) and the Maine Department of Environmental Protection (MDEP). Based on the site investigation, the Company submitted a Corrective Measures Study plan and identified a preferred alternative which was submitted to the EPA and MDEP for approval in 2004. MDEP disagreed with the proposed alternative and served a compliance order on Mallinckrodt LLC and United States Surgical Corporation in December 2008. The compliance order included a directive to remove a significant volume of soils at the site. On December 19, 2008, the Company filed an appeal with the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order. A hearing before the Maine Board began on January 25, 2010 and concluded on February 4, 2010. On August 19, 2010, the Maine Board modified the MDEP order and issued a final order requiring removal of two landfills, capping of the remaining three landfills, installation of a groundwater extraction system and long-term monitoring of the site and the three remaining landfills.
On September 17, 2010, the Company appealed the final order issued by the Maine Board in Maine Superior Court. On appeal the Company has requested that the Superior Court invalidate the Maine Board’s final order in its entirety or in the alternative, reverse or modify the final order to eliminate the requirements that the Company remove one of the two landfills and recap the remaining three landfills. The Company also appealed certain administrative requirements of the final order. On November 1, 2012, the Superior Court affirmed the Maine Board's final order. The Company has appealed the Superior Court's decision to the Maine Supreme Judicial Court. The Company has assessed the status of this matter and has concluded that it is more likely than not that the Maine Board’s final order will be either invalidated, reversed or modified, and, further, intends to vigorously pursue all available means to achieve such result.
As of June 28, 2013, the Company estimates that the cost to comply with these proposed remediation alternatives at this site ranges from $94 million to $165 million. However, there are still significant uncertainties in the outcome of the pending

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

litigation, and the Company continues to disagree with the level of remediation outlined in the Maine Board’s final order. At June 28, 2013, estimated future investigation and remediation costs of $94 million were accrued for this site.
The Company has also been involved in a lawsuit filed in the U.S. District Court for the District of Maine by the Natural Resources Defense Council and the Maine People’s Alliance. Plaintiffs sought an injunction requiring the Company to conduct extensive studies of mercury contamination of the Penobscot River and Bay and options for remediating such contamination, and to perform appropriate remedial activities, if necessary.
On July 29, 2002, following a March 2002 trial, the District Court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that the Company was liable for the cost of performing a study of the river and bay. The District Court subsequently appointed a study panel to oversee the study and ordered the Company to pay costs associated with the study. The study panel conducted a Phase I study and completed a Phase II study which included several years of field work and data collection. The study panel issued the Phase II study report on April 17, 2013. The Phase II report contains recommendations for a variety of potential remedial options which could be implemented individually or in a variety of combinations. The Phase II report also includes preliminary cost estimates for the potential remedial options. These cost estimates, which the report describes as “very rough estimates of cost,” range from $25 million to $235 million, depending upon which potential option or combination of potential options are implemented, if any. The Phase II report indicates that these costs are subject to uncertainties, and that before any remedial option is implemented, further engineering studies and engineering design work will be necessary to determine the feasibility of the proposed remedial options. The Company and its outside legal and technical consultants have reviewed the Phase II report and believe there are significant problems with the conclusions and recommendations in the report. The Company does not believe remediation is necessary and intends to vigorously defend its position. In addition, no remediation order has been issued. Accordingly, we have neither accrued for, nor included in the range of estimated aggregate environmental remediation costs, the costs of any such potential remediation. A trial to determine what, if any, remedies will be required has been set for March 31, 2014.
As of September 28, 2012, the Company had recorded asset retirement obligations (AROs) primarily for the estimated future costs associated with legal obligations to decommission two facilities within the Company's former Pharmaceuticals segment. These obligations were included in other liabilities on the condensed consolidated balance sheets.
The following table provides a summary of the changes in the Company's asset retirement obligations:

Nine Months Ended
(Dollars in Millions)	June 28, 2013
Balance at September 28, 2012	$57
Transfer of liabilities to Mallinckrodt	(47)
Balance at June 28, 2013	$10
Income Taxes
The income tax returns of the Company and its subsidiaries are periodically examined by various tax authorities. The U.S. IRS continues to audit the Company's U.S. federal income tax returns for the years 2008 and 2009. Open periods for examination also include certain periods during which the Company was a subsidiary of Tyco International. The resolution of these matters is subject to the conditions set forth in the Tax Sharing Agreement. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation from Tyco International. The Company has potential liabilities related to these income tax returns and has included its best estimate of potential liabilities for these years within the current and non-current income taxes payable. With respect to these potential income tax liabilities from all of these years, Covidien believes that the amounts recorded in its condensed consolidated financial statements as current or non-current income taxes payable are adequate.
The IRS has concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect Covidien's income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. With respect to the outstanding issue that remains in dispute, on June 20, 2013, Tyco International advised the Company that it had received Notices of Deficiency from the IRS asserting that several of Tyco International's former U.S. subsidiaries owe additional taxes of $914 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco International and its subsidiaries as they existed at that time. These amounts exclude interest, and do not reflect the impact on subsequent periods if the IRS position is ultimately proved correct. The IRS has asserted in the Notices of Deficiency that substantially all of Tyco International's intercompany debt originating during the

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on Tyco International's U.S. income tax returns totaling approximately $3.0 billion. The Company strongly disagrees with the IRS's proposed adjustments. On July 22, 2013, Tyco International filed a petition to the U.S. Tax Court contesting the IRS assessment. The Company believes there are meritorious defenses for the tax filings in question, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
No payments with respect to these matters would be required until the dispute is definitively resolved, which, based on the experience of other companies, could take several years. While Covidien believes that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a material effect on the condensed consolidated financial statements. In particular, if the IRS is successful in asserting its claim, it would likely assert that approximately $6.6 billion of interest deductions with respect to Tyco International's intercompany debt in subsequent time periods should also be disallowed.
The IRS continues to audit certain of Tyco International's U.S. federal income tax returns for the years 2001 through 2004 and 2005 through 2007 audit cycles. Tyco International and the IRS have entered into settlements related to certain outstanding tax matters arising in these audit cycles, which otherwise remain open and subject to examination and resolution of other matters.
In connection with the anticipated settlement of the 2005 through 2007 audit cycle, the Company estimates that it will be required to make a payment of $536 million to the IRS in fiscal 2014, which is included in current income taxes payable on the condensed consolidated balance sheet. However, pursuant to the Tax Sharing Agreement, Covidien will receive payments totaling $286 million from Tyco International and TE Connectivity, which is included in the current due from former parent and affiliate. Covidien will also be required to reimburse Tyco International and TE Connectivity for its portion of their settlements, which is estimated to be $11 million.
The resolution of tax matters arising from the 1997 through 2007 U.S. audits, non-U.S. audits and other settlements or statute of limitations expirations, could result in a significant change in the Company’s unrecognized tax benefits. The Company estimates that within the next 12 months, its liability related to uncertain tax positions, exclusive of interest could decrease by as much as $374 million as a result of the anticipated settlement of the 2005 through 2007 audit cycle. The remaining $162 million of the $536 million expected payment represents accrued interest.
18. Segment Data
As discussed in note 2, the historical results of operations of the Company's Pharmaceuticals business have been presented as discontinued operations. Accordingly, the segment data below has been recast to exclude the Company's former Pharmaceuticals segment and to reallocate certain allocations previously included within this segment. Following the separation, the Company's reportable segments are:

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
The Company has aggregated the following five operating segments into the Medical Devices reportable segment based upon their similar operational and economic characteristics: General Surgery in the United States and Western Europe, Vascular in the United States and Europe, Respiratory & Monitoring Solutions in the United States and Western Europe, Developed Markets (Canada, Japan, Australia and New Zealand) and Emerging Markets (Latin America, Asia, Eastern Europe, the Middle East and Africa).

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Management measures and evaluates the Company’s reportable segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include net restructuring and related charges; net charges associated with acquisitions and licensing arrangements; and certain legal charges. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating income and in the reconciliations presented below. Selected information by business segment is as follows:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales(1) :
Medical Devices	$2,139	$2,063	$6,363	$6,051
Medical Supplies	439	443	1,312	1,301
	$2,578	$2,506	$7,675	$7,352
Operating income:
Medical Devices	$616	$631	$1,889	$1,874
Medical Supplies	42	52	139	152
Operating income of reportable segments	658	683	2,028	2,026
Unallocated amounts:
Corporate expenses	(104)	(103)	(299)	(283)
Restructuring and related charges, net (note 4)	(10)	(23)	(73)	(51)
Net (charges) credit associated with acquisitions and license arrangement(2)	(2)	(19)	4	(35)
Legal charges (note 17)	—	—	—	(47)
Consolidated operating income	$542	$538	$1,660	$1,610

(1)	Amounts represent sales to external customers. Intersegment sales are not significant.

(2)
Current period amounts relate to adjustments to contingent consideration, which are included in selling, general and administrative expenses. Prior period amounts primarily relate to acquisition-related transaction costs included in selling, general and administrative expenses and an upfront payment made in connection with a license agreement included in research and development expenses.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Covidien International Finance S.A.
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
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended June 28, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,578	$—	$2,578
Cost of goods sold	—	—	—	1,045	—	1,045
Gross profit	—	—	—	1,533	—	1,533
Selling, general and administrative expenses	49	—	1	803	—	853
Research and development expenses	—	—	—	129	—	129
Restructuring charges, net	—	—	—	9	—	9
Operating (loss) income	(49)	—	(1)	592	—	542
Interest expense	—	—	(54)	1	—	(53)
Interest income	—	—	—	2	—	2
Other income, net	—	—	—	56	—	56
Equity in net income of subsidiaries	358	359	333	—	(1,050)	—
Intercompany interest and fees	87	(1)	81	(167)	—	—
Income from continuing operations before income taxes	396	358	359	484	(1,050)	547
Income tax expense	—	—	—	147	—	147
Income from continuing operations	396	358	359	337	(1,050)	400
Loss from discontinued operations, net of income taxes	—	—	—	(4)	—	(4)
Net income	396	358	359	333	(1,050)	396
Other comprehensive loss from continuing operations, net of tax	(22)	(22)	(22)	(26)	70	(22)
Other comprehensive income from discontinued operations, net of tax	1	1	1	1	(3)	1
Total comprehensive income	$375	$337	$338	$308	$(983)	$375

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended June 29, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,506	$—	$2,506
Cost of goods sold	—	—	—	995	—	995
Gross profit	—	—	—	1,511	—	1,511
Selling, general and administrative expenses	24	—	1	802	—	827
Research and development expenses	—	—	—	125	—	125
Restructuring charges, net	—	—	—	21	—	21
Operating (loss) income	(24)	—	(1)	563	—	538
Interest expense	—	—	(53)	—	—	(53)
Interest income	—	—	—	3	—	3
Other (expense) income, net	—	—	(9)	22	—	13
Equity in net income of subsidiaries	474	476	375	—	(1,325)	—
Intercompany interest and fees	4	(2)	164	(166)	—	—
Income from continuing operations before income taxes	454	474	476	422	(1,325)	501
Income tax (benefit) expense	(1)	—	—	107	—	106
Income from continuing operations	455	474	476	315	(1,325)	395
(Loss) income from discontinued operations, net of income taxes	(2)	—	—	60	—	58
Net income	453	474	476	375	(1,325)	453
Other comprehensive loss from continuing operations, net of tax	(109)	(109)	(109)	(111)	329	(109)
Other comprehensive loss from discontinued operations, net of tax	(21)	(21)	(21)	(21)	63	(21)
Total comprehensive income	$323	$344	$346	$243	$(933)	$323

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Nine Months Ended June 28, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,675	$—	$7,675
Cost of goods sold	—	—	—	3,077	—	3,077
Gross profit	—	—	—	4,598	—	4,598
Selling, general and administrative expenses	116	—	2	2,387	—	2,505
Research and development expenses	—	—	—	362	—	362
Restructuring charges, net	—	—	—	71	—	71
Operating (loss) income	(116)	—	(2)	1,778	—	1,660
Interest expense	—	—	(157)	2	—	(155)
Interest income	—	—	—	7	—	7
Other income, net	—	—	—	74	—	74
Equity in net income of subsidiaries	1,532	1,536	1,299	—	(4,367)	—
Intercompany interest and fees	(93)	(4)	396	(299)	—	—
Income from continuing operations before income taxes	1,323	1,532	1,536	1,562	(4,367)	1,586
Income tax (benefit) expense	(5)	—	—	355	—	350
Income from continuing operations	1,328	1,532	1,536	1,207	(4,367)	1,236
Income from discontinued operations, net of income taxes	—	—	—	92	—	92
Net income	1,328	1,532	1,536	1,299	(4,367)	1,328
Other comprehensive loss from continuing operations, net of tax	(82)	(82)	(82)	(87)	251	(82)
Other comprehensive loss from discontinued operations, net of tax	(8)	(8)	(8)	(8)	24	(8)
Total comprehensive income	$1,238	$1,442	$1,446	$1,204	$(4,092)	$1,238

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Nine Months Ended June 29, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,352	$—	$7,352
Cost of goods sold	—	—	—	2,891	—	2,891
Gross profit	—	—	—	4,461	—	4,461
Selling, general and administrative expenses	66	—	2	2,374	—	2,442
Research and development expenses	—	—	—	363	—	363
Restructuring charges, net	—	—	—	46	—	46
Operating (loss) income	(66)	—	(2)	1,678	—	1,610
Interest expense	—	—	(156)	1	—	(155)
Interest income	—	—	—	12	—	12
Other (expense) income, net	—	—	(9)	27	—	18
Equity in net income of subsidiaries	1,572	1,577	1,255	—	(4,404)	—
Intercompany interest and fees	(59)	(5)	489	(425)	—	—
Income from continuing operations before income taxes	1,447	1,572	1,577	1,293	(4,404)	1,485
Income tax (benefit) expense	(5)	—	—	253	—	248
Income from continuing operations	1,452	1,572	1,577	1,040	(4,404)	1,237
(Loss) income from discontinued operations, net of income taxes	(8)	—	—	215	—	207
Net income	1,444	1,572	1,577	1,255	(4,404)	1,444
Other comprehensive loss from continuing operations, net of tax	(142)	(142)	(142)	(147)	431	(142)
Other comprehensive loss from discontinued operations, net of tax	(24)	(24)	(24)	(24)	72	(24)
Total comprehensive income	$1,278	$1,406	$1,411	$1,084	$(3,901)	$1,278

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 CONDENSED CONSOLIDATING BALANCE SHEET
At June 28, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$915	$1,204	$—	$2,119
Accounts receivable trade, net	—	—	—	1,562	—	1,562
Inventories	—	—	—	1,346	—	1,346
Intercompany receivable	13	59	—	38	(110)	—
Due from former parent and affiliate	—	—	—	288	—	288
Prepaid expenses and other current assets	1	—	—	896	—	897
Total current assets	14	59	915	5,334	(110)	6,212
Property, plant and equipment, net	1	—	—	1,966	—	1,967
Goodwill	—	—	—	8,156	—	8,156
Intangible assets, net	—	—	—	2,728	—	2,728
Due from former parent and affiliate	—	—	—	357	—	357
Investment in subsidiaries	6,824	6,671	10,926	—	(24,421)	—
Intercompany loans receivable	2,876	94	8,773	6,028	(17,771)	—
Other assets	—	—	28	767	—	795
Total Assets	$9,715	$6,824	$20,642	$25,336	$(42,302)	$20,215
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$4	$9	$—	$13
Accounts payable	1	—	—	468	—	469
Intercompany payable	37	—	—	73	(110)	—
Accrued and other current liabilities	5	—	33	1,252	—	1,290
Income taxes payable	—	—	—	687	—	687
Total current liabilities	43	—	37	2,489	(110)	2,459
Long-term debt	—	—	5,030	33	—	5,063
Income taxes payable	—	—	—	1,106	—	1,106
Guaranteed contingent tax liabilities	—	—	—	570	—	570
Intercompany loans payable	—	—	8,904	8,867	(17,771)	—
Other liabilities	1	—	—	1,345	—	1,346
Total Liabilities	44	—	13,971	14,410	(17,881)	10,544
Shareholders’ Equity	9,671	6,824	6,671	10,926	(24,421)	9,671
Total Liabilities and Shareholders’ Equity	$9,715	$6,824	$20,642	$25,336	$(42,302)	$20,215

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
At September 28, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$404	$1,462	$—	$1,866
Accounts receivable trade, net	—	—	—	1,702	—	1,702
Inventories	—	—	—	1,772	—	1,772
Intercompany receivable	37	51	—	31	(119)	—
Due from former parent and affiliate	—	—	—	5	—	5
Prepaid expenses and other current assets	3	—	—	924	—	927
Total current assets	40	51	404	5,896	(119)	6,272
Property, plant and equipment, net	2	—	—	2,870	—	2,872
Goodwill	—	—	—	8,542	—	8,542
Intangible assets, net	—	—	—	3,085	—	3,085
Due from former parent and affiliate	—	—	—	609	—	609
Investment in subsidiaries	13,795	14,420	11,820	—	(40,035)	—
Intercompany loans receivable	—	93	12,656	5,432	(18,181)	—
Other assets	—	—	26	851	—	877
Total Assets	$13,837	$14,564	$24,906	$27,285	$(58,335)	$22,257
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$503	$6	$—	$509
Accounts payable	2	—	—	587	—	589
Intercompany payable	31	—	—	88	(119)	—
Accrued and other current liabilities	126	—	82	1,553	—	1,761
Income taxes payable	—	—	—	53	—	53
Total current liabilities	159	—	585	2,287	(119)	2,912
Long-term debt	—	—	4,469	62	—	4,531
Income taxes payable	—	—	—	1,696	—	1,696
Guaranteed contingent tax liabilities	—	—	—	585	—	585
Intercompany loans payable	3,113	769	5,432	8,867	(18,181)	—
Other liabilities	—	—	—	1,968	—	1,968
Total Liabilities	3,272	769	10,486	15,465	(18,300)	11,692
Shareholders’ Equity	10,565	13,795	14,420	11,820	(40,035)	10,565
Total Liabilities and Shareholders’ Equity	$13,837	$14,564	$24,906	$27,285	$(58,335)	$22,257

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 28, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(111)	$(13)	$271	$1,240	$—	$1,387
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(369)	—	(369)
Acquisitions, net of cash acquired	—	—	—	(248)	—	(248)
Acquisition of licenses and technology	—	—	—	(19)	—	(19)
Net decrease in intercompany loans	—	—	2,357	—	(2,357)	—
Decrease (increase) in investment in subsidiary	3,014	—	(489)	—	(2,525)	—
Other	—	—	—	22	—	22
Net cash provided by (used in) investing activities	3,014	—	1,868	(614)	(4,882)	(614)
Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(185)	—	—	(185)
Issuance of debt	—	—	743	886	—	1,629
Repayment of debt	—	—	(500)	(4)	—	(504)
Dividends paid	(368)	—	—	—	—	(368)
Repurchase of shares	(1,082)	—	—	—	—	(1,082)
Proceeds from exercise of share options	206	—	—	—	—	206
Transfer of cash and cash equivalents to Mallinckrodt	(114)	—	—	(66)	—	(180)
Payment of contingent consideration	—	—	—	(17)	—	(17)
Net intercompany loan (repayments) borrowings	(1,773)	13	—	(597)	2,357	—
Intercompany dividend received (paid)	—	—	14	(14)	—	—
Capital contribution	—	—	—	489	(489)	—
Redemption of subsidiary shares	—	—	(1,700)	(1,314)	3,014	—
Other	228	—	—	(199)	—	29
Net cash provided by (used in) financing activities	(2,903)	13	(1,628)	(836)	4,882	(472)
Effect of currency rate changes on cash	—	—	—	(48)	—	(48)
Net increase (decrease) in cash and cash equivalents	—	—	511	(258)	—	253
Cash and cash equivalents at beginning of period	—	—	404	1,462	—	1,866
Cash and cash equivalents at end of period	$—	$—	$915	$1,204	$—	$2,119

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 29, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(89)	$(184)	$312	$1,598	$—	$1,637
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(378)	—	(378)
Acquisitions, net of cash acquired	—	—	—	(1,063)	—	(1,063)
Acquisition of licenses and technology	—	—	—	(26)	—	(26)
Net increase in intercompany loans	—	—	(2,078)	—	2,078	—
Increase in investment in subsidiary	—	—	(625)	—	625	—
Other	—	—	—	5	—	5
Net cash used in investing activities	—	—	(2,703)	(1,462)	2,703	(1,462)
Cash Flows From Financing Activities:
Net issuance of commercial paper	—	—	136	—	—	136
Issuance of debt	—	—	1,240	—	—	1,240
Repayment of debt	—	—	(508)	(44)	—	(552)
Dividends paid	(326)	—	—	—	—	(326)
Repurchase of shares	(385)	—	—	—	—	(385)
Proceeds from exercise of share options	143	—	—	—	—	143
Net intercompany loan borrowings	632	184	—	1,262	(2,078)	—
Intercompany dividend received (paid)	—	—	1,705	(1,705)	—	—
Capital contribution	—	—	—	625	(625)	—
Other	25	—	—	(11)	—	14
Net cash provided by financing activities	89	184	2,573	127	(2,703)	270
Effect of currency rate changes on cash	—	—	—	(13)	—	(13)
Net increase in cash and cash equivalents	—	—	182	250	—	432
Cash and cash equivalents at beginning of period	—	—	169	1,334	—	1,503
Cash and cash equivalents at end of period	$—	$—	$351	$1,584	$—	$1,935

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in both our Annual Report on Form 10-K for the fiscal year ended September 28, 2012 and in this Quarterly Report.
Overview
We develop, manufacture and sell healthcare products for use in clinical and home settings. Our mission is to create and deliver innovative healthcare solutions, developed in ethical collaboration with medical professionals, which enhance the quality of life for patients and improve outcomes for our customers and our shareholders.
As discussed under “Separation of Our Pharmaceuticals Business,” the historical results of operations of our Pharmaceuticals business have been presented as discontinued operations. Accordingly, our segment data has been recast to exclude our former Pharmaceuticals segment and to reallocate certain allocations previously included within this segment. Following the separation, our reportable segments are as follows:

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
Separation of Our Pharmaceuticals Business
On May 23, 2013, our board of directors declared a special dividend distribution of all of the outstanding ordinary shares of Mallinckrodt plc, the company formed to hold our Pharmaceuticals business. On June 28, 2013, our shareholders received one ordinary share of Mallinckrodt for every eight ordinary shares of Covidien held at the close of business on June 19, 2013 (the separation). We have received a ruling from the U.S. Internal Revenue Service (IRS) that the separation qualifies as a tax-free distribution to us and our shareholders for U.S. federal income tax purposes. See “Discontinued Operations” for additional information.
Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States. This legislation includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. We estimate that the medical devices tax will increase our selling, general and administrative expenses by between $75 and $100 million annually. During the third quarter and nine months ended June 28, 2013, our medical devices tax was $12 million and $30 million, respectively.
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
On January 10, 2013, we acquired all of the remaining outstanding equity of CV Ingenuity (CVI), a developer of a treatment for peripheral arterial disease, for total consideration of $216 million ($211 million, net of cash acquired). The total consideration was comprised of an upfront cash payment of $115 million ($110 million, net of cash acquired) and the fair value of contingent consideration of $101 million. The acquisition of CVI complements and expands our vascular product portfolio.
Restructuring Initiatives
In fiscal 2011, we launched a $275 million restructuring program designed to improve our cost structure. This program includes actions across all segments and corporate and excludes restructuring actions associated with acquisitions. Charges totaling $49 million recorded under this program by our former Pharmaceuticals segment have been reclassified to discontinued operations. Accordingly, aggregate charges of approximately $225 million are expected to relate to our continuing operations. These charges, which are recorded as the specific actions required to execute on these initiatives are identified and approved, are expected to be incurred by the end of fiscal 2014. Savings from this program are estimated to be $200 million to $225 million on an annualized basis once the program is completed. As of June 28, 2013, we had incurred $164 million of net restructuring and related charges under this program since its inception. While this program is nearing completion, we intend to continue to drive efficiencies and improve our cost structure through various restructuring initiatives. We expect aggregate charges associated with these initiatives to be between $350 million and $450 million. These charges, most of which are expected to be incurred by the end of fiscal 2018, will also be recorded as the specific actions required to execute on these initiatives are identified and approved. Additional information regarding restructuring and related charges is provided in “Results of Operations—Restructuring and related charges, net.”
Results of Operations
Quarters and Nine Months Ended June 28, 2013 and June 29, 2012
The following table presents results of operations, including percentage of net sales:

	Quarter Ended				Nine Months Ended
(Dollars in Millions)	June 28, 2013		June 29, 2012		June 28, 2013		June 29, 2012
Net sales	$2,578	100.0%	$2,506	100.0%	$7,675	100.0%	$7,352	100.0%
Cost of goods sold	1,045	40.5	995	39.7	3,077	40.1	2,891	39.3
Gross profit	1,533	59.5	1,511	60.3	4,598	59.9	4,461	60.7
Selling, general and administrative expenses	853	33.1	827	33.0	2,505	32.6	2,442	33.2
Research and development expenses	129	5.0	125	5.0	362	4.7	363	4.9
Restructuring charges, net	9	0.3	21	0.8	71	0.9	46	0.6
Operating income	542	21.0	538	21.5	1,660	21.6	1,610	21.9
Interest expense	(53)	(2.1)	(53)	(2.1)	(155)	(2.0)	(155)	(2.1)
Interest income	2	0.1	3	0.1	7	0.1	12	0.2
Other income, net	56	2.2	13	0.5	74	1.0	18	0.2
Income from continuing operations before income taxes	547	21.2	501	20.0	1,586	20.7	1,485	20.2
Income tax expense	147	5.7	106	4.2	350	4.6	248	3.4
Income from continuing operations	400	15.5	395	15.8	1,236	16.1	1,237	16.8
(Loss) income from discontinued operations, net of income taxes	(4)	(0.2)	58	2.3	92	1.2	207	2.8
Net income	$396	15.4	$453	18.1	$1,328	17.3	$1,444	19.6
Net sales—Our net sales in the third quarter of fiscal 2013 increased $72 million, or 2.9%, to $2.578 billion, compared with $2.506 billion in the third quarter of fiscal 2012. Our net sales for the first nine months of fiscal 2013 increased $323 million, or 4.4%, to $7.675 billion, compared with $7.352 billion in the first nine months of fiscal 2012. The increases in net sales for both periods were driven by sales growth within our Medical Devices segment, partially offset by unfavorable currency exchange rate fluctuations of $48 million and $116 million for the third quarter and first nine months of fiscal 2013, respectively. Additional information regarding our increase in net sales is provided in “Analysis of Operating Results by Segment.”
Net sales generated by our businesses in the United States were $1.299 billion and $1.345 billion for the third quarter of fiscal 2013 and 2012, respectively, and $3.914 billion and $3.902 billion for the first nine months of fiscal 2013 and 2012, respectively. Our non-U.S. businesses generated net sales of $1.279 billion and $1.161 billion for the third quarter of fiscal 2013 and 2012, respectively, and $3.761 billion and $3.450 billion for the first nine months of fiscal 2013 and 2012, respectively. Our business outside the United States accounted for approximately 50% and 46% of our net sales for the third quarter of fiscal 2013 and 2012, respectively, and 49% and 47% for the first nine months of fiscal 2013 and 2012, respectively.
Sales to external customers are reflected in the regions based on the reporting entity that records the sales transaction. During fiscal 2013, our supply chain for neurovascular and peripheral products in certain regions changed such that these products are now sold through reporting entities in the respective regions rather than through a U.S. entity. Accordingly, non-

U.S. sales for our Medical Devices segment for the third quarter and first nine months of fiscal 2013 include $62 million and $129 million of sales, respectively, for which the corresponding sales in the comparative prior year periods were included in U.S. sales. The increase in the proportion of non-U.S. sales for both fiscal 2013 periods, compared with the respective prior year periods is also due to the fact that the sales of our former Pharmaceuticals segment, which were predominantly U.S. sales, have been included in discontinued operations.
Net sales by geographic area are shown in the following table:

	Quarter Ended		Percentage Change	Currency Impact	Operational Growth(2)
(Dollars in Millions)	June 28, 2013	June 29, 2012
U.S.	$1,299	$1,345	(3)%	—%	(3)%
Other Americas	169	157	8	(2)	10
Europe	641	558	15	1	14
Asia-Pacific	469	446	5	(11)	16
Net Sales(1)	$2,578	$2,506	3	(2)	5

	Nine Months Ended		Percentage Change	Currency Impact	Operational Growth(2)
(Dollars in Millions)	June 28, 2013	June 29, 2012
U.S.	$3,914	$3,902	—%	—%	—%
Other Americas	485	449	8	(2)	10
Europe	1,844	1,690	9	(1)	10
Asia-Pacific	1,432	1,311	9	(8)	17
Net Sales(1)	$7,675	$7,352	4	(2)	6

(1)
Sales to external customers are reflected in the regions based on the reporting entity that records the transaction. U.S. sales include sales of neurovascular and peripheral products exported to customers outside the United States and invoiced in multiple currencies of approximately $17 million and $80 million for the third quarter of fiscal 2013 and 2012, respectively, and $110 million and $234 million for the first nine months of fiscal 2013 and 2012, respectively. Accordingly, these U.S. sales are subject to the effects of changes in foreign currency exchange rates.

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

Cost of goods sold—Cost of goods sold was 40.5% and 39.7% of net sales in the third quarter of fiscal 2013 and fiscal 2012, respectively, and 40.1% and 39.3% of net sales in the first nine months of fiscal 2013 and fiscal 2012, respectively. The increases in cost of goods sold as a percent of net sales primarily resulted from unfavorable currency exchange fluctuations and pricing, partially offset by the favorable mix of businesses.
Selling, general and administrative expenses—Selling, general and administrative expenses in the third quarter of fiscal 2013 increased $26 million, or 3.1%, to $853 million, compared with $827 million in the third quarter of fiscal 2012, and increased $63 million, or 2.6%, to $2.505 billion in the first nine months of fiscal 2013, compared with $2.442 billion in the first nine months of fiscal 2012. The increases in selling, general and administrative expenses for both fiscal 2013 periods were largely attributable to acquisitions and sales force expansion, primarily in the emerging markets, partially offset by cost savings initiatives. In addition, the medical devices tax increased selling, general and administrative expenses by $12 million and $30 million in the third quarter and first nine months of fiscal 2013, respectively, when compared to the comparative prior year periods. The increase in selling, general and administrative expenses for the first nine months of fiscal 2013, however, was partially offset by the absence of $47 million in legal charges related to indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh products liability cases, which was recorded during the comparative prior year period.

Research and development expenses—Research and development expenses increased $4 million, or 3.2%, to $129 million in the third quarter of fiscal 2013, compared with $125 million in the third quarter of fiscal 2012. The increase primarily resulted from increased spending due to acquisitions, partially offset by cost savings from restructuring initiatives. Research and development expenses were $362 million and $363 million during the first nine months of fiscal 2013 and 2012, respectively. The slight decrease primarily resulted from the absence of a $12 million upfront payment made in connection with a license agreement entered into by our Medical Devices segment during the prior year comparative period and cost savings initiatives, partially offset by increased spending largely resulting from acquisitions. As a percentage of our net sales, research and development expenses were 5.0% and 4.7% for the third quarter and first nine months of fiscal 2013, respectively, compared with 5.0% and 4.9% for the third quarter and first nine months of fiscal 2012, respectively.
Restructuring and related charges, net—During the third quarter and first nine months of fiscal 2013, we recorded net restructuring and related charges of $10 million and $73 million, respectively, of which charges of $1 million and $2 million, respectively, related to accelerated depreciation and were included in cost of goods sold. The remaining amounts of $9 million and $71 million for the third quarter and first nine months of fiscal 2013, respectively, primarily related to severance and employee benefit costs incurred under our 2011 program.
During the third quarter and first nine months of fiscal 2012, we recorded net restructuring and related charges of $23 million and $51 million, respectively, of which charges of $2 million and $5 million, respectively, related to accelerated depreciation and were included in costs of goods sold. The remaining amounts of $21 million and $46 million for the third quarter and first nine months of fiscal 2012, respectively, primarily related to severance and employee benefit costs incurred under our 2011 program.
Operating income—In the third quarter of fiscal 2013, operating income increased $4 million to $542 million, compared with operating income of $538 million in the third quarter of fiscal 2012. The increase in operating income for the third quarter of fiscal 2013 compared with the same prior year period was primarily due to the gross profit resulting from increased sales volume within our Medical Devices segment, the impact of cost savings initiatives and a $13 million decrease in net restructuring and related charges. These increases to operating income were partially offset by increased selling and marketing expenses resulting from sales force expansion (primarily in the emerging markets), the impact of acquisitions and $12 million of expense resulting from the medical devices excise tax.
In the first nine months of fiscal 2013, operating income increased $50 million to $1.660 billion, compared with operating income of $1.610 billion in the first nine months of fiscal 2012. The increase in operating income for the first nine months of fiscal 2013, compared with the same prior year period was primarily due to the gross profit resulting from increased sales volume within our Medical Devices segment, the impact of cost savings initiatives, the absence of $47 million in legal charges related to indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh products liability cases that was recorded during the comparative prior year period, and decreased transaction costs associated with acquisitions. These increases to operating income were partially offset by increased selling and marketing expenses resulting from acquisitions and sales force expansion (primarily in the emerging markets), $30 million of expense resulting from the medical devices excise tax and a $22 million increase in restructuring charges.
Analysis of Operating Results by Segment
Net sales by segment are shown in the following tables:

	Quarter Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 28, 2013	June 29, 2012
Medical Devices	$2,139	$2,063	4%	(2)%	6%
Medical Supplies	439	443	(1)	—	(1)
	$2,578	$2,506	3	(2)	5

	Nine Months Ended		Percentage Change	Currency Impact	Operational Growth
(Dollars in Millions)	June 28, 2013	June 29, 2012
Medical Devices	$6,363	$6,051	5%	(2)%	7%
Medical Supplies	1,312	1,301	1	—	1
	$7,675	$7,352	4	(2)	6

Operating income by segment and as a percentage of segment net sales are shown in the following table:

	Quarter Ended				Nine Months Ended
(Dollars in Millions)	June 28, 2013		June 29, 2012		June 28, 2013		June 29, 2012
Medical Devices	$616	28.8%	$631	30.6%	$1,889	29.7%	$1,874	31.0%
Medical Supplies	42	9.6	52	11.7	139	10.6	152	11.7
Operating income of reportable segments	658	25.5	683	27.3	2,028	26.4	2,026	27.6
Unallocated amounts:
Corporate expenses	(104)		(103)		(299)		(283)
Restructuring and related charges, net	(10)		(23)		(73)		(51)
Net (charges) credit associated with acquisitions and license arrangement(1)	(2)		(19)		4		(35)
Legal charges	—		—		—		(47)
Consolidated operating income	$542		$538		$1,660		$1,610

(1)
Current period amounts relate to adjustments to contingent consideration, which are included in selling, general and administrative expenses. Prior period amounts primarily relate to acquisition-related transaction costs included in selling, general and administrative expenses and an upfront payment made in connection with a license agreement included in research and development expense.

Medical Devices
Net sales for Medical Devices by groups of products and by geography for the third quarter of fiscal 2013 and 2012 are as follows:

	Quarter Ended
(Dollars in Millions)	June 28, 2013	June 29, 2012	Percentage Change	Currency Impact	Operational Growth
Endomechanical Instruments	$632	$600	5%	(3)%	8%
Energy Devices	355	330	8	(2)	10
Soft Tissue Repair Products	224	226	(1)	(1)	—
Vascular Products	415	418	(1)	(2)	1
Oximetry & Monitoring Products	237	210	13	(2)	15
Airway & Ventilation Products	192	184	4	(3)	7
Other Products	84	95	(12)	(6)	(6)
	$2,139	$2,063	4	(2)	6

	Quarter Ended
(Dollars in Millions)	June 28, 2013	June 29, 2012	Percentage Change	Currency Impact	Operational Growth
U.S.	$910	$952	(4)%	—%	(4)%
Non-U.S.	1,229	1,111	11	(4)	15
	$2,139	$2,063	4	(2)	6
Net sales for the third quarter of fiscal 2013 increased $76 million, or 4%, to $2.139 billion, compared with $2.063 billion for the third quarter of fiscal 2012. Fiscal 2012 acquisitions contributed $40 million to the increase, most notably within Oximetry & Monitoring Products, while unfavorable currency exchange fluctuations decreased net sales for the segment by $48 million. The remaining increase in net sales for the segment was driven by increased sales of Endomechanical Instruments and Energy Devices. The increase in sales for Endomechanical Instruments was primarily due to increased sales of stapling products driven by growth for our Tri-StapleTM product. The increase in sales for Energy Devices primarily resulted from higher sales volume of vessel sealing products.
During fiscal 2013, our supply chain for neurovascular and peripheral products in certain regions changed such that these products are now sold through reporting entities in the respective regions rather than through a U.S. entity. Accordingly, non-

U.S. sales for the third quarter of fiscal 2013 include $62 million of sales for which the corresponding sales in the comparative prior year period were included within the United States.
Operating income for the third quarter of fiscal 2013 decreased $15 million to $616 million, compared with $631 million for the third quarter of fiscal 2012. Our operating margin was 28.8% for the third quarter of fiscal 2013, compared with 30.6% for the third quarter of fiscal 2012. The decrease in our operating income was primarily attributable to an increase in selling, general and administrative expenses resulting from recent acquisitions and sales force expansion, primarily in the emerging markets, and the medical devices excise tax. These decreases in operating income were partially offset by the favorable sales performance for the overall segment and the impact of cost savings initiatives. The decrease in operating margin compared to the prior year period was primarily due to unfavorable currency exchange fluctuations, and to a lesser extent, pricing.
Net sales for Medical Devices by groups of products and by geography for the first nine months of fiscal 2013 and 2012 are as follows:

	Nine Months Ended
(Dollars in Millions)	June 28, 2013	June 29, 2012	Percentage Change	Currency Impact	Operational Growth
Endomechanical Instruments	$1,854	$1,758	5%	(2)%	7%
Energy Devices	1,040	969	7	(2)	9
Soft Tissue Repair Products	671	666	1	(1)	2
Vascular Products	1,233	1,195	3	(2)	5
Oximetry & Monitoring Products	728	637	14	(2)	16
Airway & Ventilation Products	577	550	5	(2)	7
Other Products	260	276	(6)	(4)	(2)
	$6,363	$6,051	5	(2)	7

	Nine Months Ended
(Dollars in Millions)	June 28, 2013	June 29, 2012	Percentage Change	Currency Impact	Operational Growth
U.S.	$2,752	$2,751	—%	—%	—%
Non-U.S.	3,611	3,300	9	(4)	13
	$6,363	$6,051	5	(2)	7
Net sales for the first nine months of fiscal 2013 increased $312 million, or 5%, to $6.363 billion, compared with $6.051 billion for the first nine months of fiscal 2012. Fiscal 2012 acquisitions contributed $131 million to the increase, most notably within Oximetry & Monitoring Products, while unfavorable currency exchange fluctuations decreased net sales by $115 million. The remaining increase in net sales for the segment was driven by increased sales across all product groups, most notably Endomechanical Instruments, Energy Devices and Vascular Products. The increase in sales for Endomechanical Instruments was primarily due to increased sales of stapling products driven by growth for our Tri-StapleTM product. The increase in sales for Energy Devices primarily resulted from higher sales volume of vessel sealing products. Finally, the increase in Vascular Products sales primarily resulted from increased sales of neurovascular products and, to a lesser extent, peripheral products and chronic venous insufficiency products, partially offset by a decrease in sales of compression products.
As discussed above, during fiscal 2013, our supply chain for neurovascular and peripheral products in certain regions changed such that these products are now sold through reporting entities in the respective regions rather than through a U.S. entity. Accordingly, non-U.S. sales for the first nine months of fiscal 2013 include $129 million of sales for which the corresponding sales in the comparative prior year period were included within the United States. This $129 million decrease in U.S. sales was primarily offset by an increase in sales resulting from fiscal 2012 acquisitions.
Operating income for the first nine months of fiscal 2013 increased $15 million to $1.889 billion, compared with $1.874 billion for the first nine months of fiscal 2012. Our operating margin was 29.7% for the first nine months of fiscal 2013, compared with 31.0% for the first nine months of fiscal 2012. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above and the impact of cost savings initiatives. These increases in operating income were partially offset by increased selling, general and administrative expenses resulting from recent acquisitions and sales force expansion, primarily in the emerging markets. The decrease in operating margin compared to the prior year period was primarily due to unfavorable currency exchange fluctuations, and to a lesser extent, pricing.

Medical Supplies
Net sales for Medical Supplies by groups of products and by geography for the third quarter of fiscal 2013 and 2012 are as follows:

	Quarter Ended
(Dollars in Millions)	June 28, 2013	June 29, 2012	Percentage Change	Currency Impact	Operational Growth
Nursing Care Products	$211	$205	3%	—%	3%
Medical Surgical Products	107	111	(4)	—	(4)
SharpSafety Products	69	72	(4)	1	(5)
Original Equipment Manufacturer (OEM) Products	52	55	(5)	—	(5)
	$439	$443	(1)	—	(1)

	Quarter Ended
(Dollars in Millions)	June 28, 2013	June 29, 2012	Percentage Change	Currency Impact	Operational Growth
U.S.	$389	$393	(1)%	—%	(1)%
Non-U.S.	50	50	—	—	—
	$439	$443	(1)	—	(1)
Net sales of $439 million for the third quarter of fiscal 2013 decreased $4 million, compared with $443 million for the third quarter of fiscal 2012. Increased sales of enteral feeding products within Nursing Care Products were more than offset by decreased sales across our other product lines.
Operating income for the third quarter of fiscal 2013 decreased $10 million to $42 million, compared with $52 million for the third quarter of fiscal 2012. Our operating margin was 9.6% for the third quarter of fiscal 2013, compared with 11.7% for the third quarter of fiscal 2012. The decrease in operating income and margin primarily resulted from higher commissions incurred in connection with increased sales of enteral feeding products, increased research and development spending and the impact of the medical devices tax, partially offset by a gain on the sale of an intangible asset and favorable business mix.
Net sales for Medical Supplies by groups of products and by geography for the first nine months of fiscal 2013 and 2012 are as follows:

	Nine Months Ended
(Dollars in Millions)	June 28, 2013	June 29, 2012	Percentage Change	Currency Impact	Operational Growth
Nursing Care Products	$626	$599	5%	—%	5%
Medical Surgical Products	326	332	(2)	—	(2)
SharpSafety Products	210	214	(2)	—	(2)
Original Equipment Manufacturer (OEM) Products	150	156	(4)	—	(4)
	$1,312	$1,301	1	—	1

	Nine Months Ended
(Dollars in Millions)	June 28, 2013	June 29, 2012	Percentage Change	Currency Impact	Operational Growth
U.S.	$1,162	$1,151	1%	—%	1%
Non-U.S.	150	150	—	(1)	1
	$1,312	$1,301	1	—	1
Net sales for the first nine months of fiscal 2013 increased $11 million to $1.312 billion, compared with $1.301 billion for the first nine months of fiscal 2012. The increase in sales was primarily due to increased sales of enteral feeding products within Nursing Care Products, resulting from the continued impact of the withdrawal of a competitor from the market. This increase in sales was partially offset by decreased sales across our other product lines.

Operating income for the first nine months of fiscal 2013 decreased $13 million to $139 million, compared with $152 million for the first nine months of fiscal 2012. Our operating margin was 10.6% for the first nine months of fiscal 2013, compared with 11.7% for the first nine months of fiscal 2012. The decrease in operating income and margin primarily resulted from pricing pressure and the impact of the medical devices tax, partially offset by the favorable sales performance for the overall segment discussed above and manufacturing cost reductions.
Corporate
Corporate expenses were $104 million and $103 million for the third quarter of fiscal 2013 and 2012, respectively, and $299 million and $283 million for the first nine months of fiscal 2013 and 2012, respectively. The increase in corporate costs for both fiscal 2013 periods was primarily due to investments in information systems and related infrastructure. An increase in professional fees and an impairment of property, plant and equipment associated with a software development project also contributed to the increase in both periods.
Non-Operating Items
Interest Expense and Interest Income
During the third quarter of both fiscal 2013 and 2012, interest expense was $53 million. Interest income was $2 million and $3 million for the third quarter of fiscal 2013 and 2012, respectively. During the first nine months of both fiscal 2013 and 2012, interest expense was $155 million. Interest income was $7 million and $12 million for the first nine months of fiscal 2013 and 2012, respectively.
Other Income, net
During the third quarter and first nine months of fiscal 2013, we recorded other income, net of $56 million and $74 million, respectively. Other income, net for the third quarter and first nine months of fiscal 2013 includes income of $44 million and $49 million, respectively, and corresponding increases to our receivable from Tyco International Ltd. and TE Connectivity Ltd. These amounts reflect 58% of the interest and other income taxes payable amounts recorded that are subject to the Tax Sharing Agreement. In addition, other income, net for the third quarter and first nine months of fiscal 2013 includes a net gain on an investment of $12 million and $21 million, respectively. Other income, net for the first nine months of fiscal 2013 also includes a $4 million gain resulting from the demutualization of an insurance carrier.
During the third quarter and first nine months of fiscal 2012, we recorded other income, net of $13 million and $18 million, respectively. Other income, net for the third quarter and first nine months of fiscal 2012 includes income of $16 million and $23 million, respectively, and corresponding increases to our receivable from Tyco International and TE Connectivity. Other income, net for both the third quarter and first nine months of fiscal 2012 also include a $9 million loss on early retirement of debt partially offset by a gain on investments.
Income Tax Expense
Income tax expense was $147 million and $106 million on income from continuing operations before income taxes of $547 million and $501 million for the third quarter of fiscal 2013 and 2012, respectively. This resulted in effective tax rates of 26.9% and 21.2% for the third quarter of fiscal 2013 and 2012, respectively. Income tax expense was $350 million and $248 million on income from continuing operations before income taxes of $1.586 billion and $1.485 billion for the first nine months of fiscal 2013 and 2012, respectively. This resulted in effective tax rates of 22.1% and 16.7% for the first nine months of fiscal 2013 and 2012, respectively. The increases in our effective tax rate for both the third quarter and first nine months of fiscal 2013, compared with the comparative prior year periods, primarily resulted from Tyco International's potential settlement of certain outstanding tax matters within the 2005 through 2007 audit cycle. In addition, taxable gains generated in connection with the restructuring of legal entities in advance of the separation of our Pharmaceuticals business; the favorable release of valuation allowances in connection with a tax planning initiative in the prior year; and an increase in earnings in higher tax jurisdictions contributed to the increase in our effective rate during the first nine months of fiscal 2013. The increases to our effective tax rate for the third quarter and first nine months of fiscal 2013 were somewhat offset by an unfavorable settlement reached with certain non-U.S. taxing authorities in the prior year. In addition, the increases in our effective tax rates for both fiscal 2013 periods were partially offset by the retroactive re-enactment of the U.S. research and development tax credit.
Discontinued Operations
The historical results of operations of our Pharmaceuticals business have been presented as discontinued operations in the condensed consolidated statements of income and comprehensive income. Discontinued operations includes the results of Mallinckrodt's business except for certain corporate overhead costs and other allocations, which remain in continuing operations. Discontinued operations also includes costs we incurred to separate Mallinckrodt. The prior year balance sheet and statement of cash flows have not been adjusted to reflect the effect of the separation.
Net sales and (loss) income from Mallinckrodt's operations and adjustments to the (loss) income recorded on prior dispositions are as follows:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales	$556	$501	$1,618	$1,499
(Loss) income from operations, net of tax provision of $19, $18, $58 and $52	$(4)	$58	$94	$201
(Loss) income on disposition, net of tax benefit of $—, $(2), $— and $(12)	—	—	(2)	6
(Loss) income from discontinued operations, net of tax	$(4)	$58	$92	$207
(Loss) income from operations in the table above includes costs incurred in connection with the activities taken to complete the separation and to build out Mallinckrodt's corporate infrastructure. On a pre-tax basis, these charges totaled $69 million and $11 million during the quarters ended June 28, 2013 and June 29, 2012, respectively, and $124 million and $21 million for the nine months ended June 28, 2013 and June 29, 2012, respectively.
In connection with the separation, we entered into a transition services agreement pursuant to which Covidien and Mallinckrodt are providing to each other, on an interim transitional basis, various services. The services generally commenced on the separation date and terminate up to 24 months following the separation, although certain services may continue for longer periods. Services to be provided by Covidien include certain information technology, back office support and distribution and importation services for products in certain countries outside the United States. Billings by Covidien under the transition services agreement will be recorded as a reduction of the costs to provide the respective service in the applicable expense category in the consolidated statement of income. This transitional support will enable Mallinckrodt to establish its stand-alone processes for various activities that were previously provided by Covidien and does not constitute significant continuing support of Mallinckrodt's operations.
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
A summary of our cash flows from operating, investing and financing activities is provided in the following table:

	Nine Months Ended
(Dollars in Millions)	June 28, 2013	June 29, 2012
Net cash provided by (used in):
Operating activities	$1,387	$1,637
Investing activities	(614)	(1,462)
Financing activities	(472)	270
Effect of currency exchange rate changes on cash and cash equivalents	(48)	(13)
Net increase in cash and cash equivalents	$253	$432
Operating Activities
Net cash provided by operating activities was $1.387 billion and $1.637 billion for the first nine months of fiscal 2013 and 2012, respectively.
The net cash provided by operating activities of $1.387 billion in the first nine months of fiscal 2013 was primarily attributable to net income, as adjusted for depreciation and amortization, partially offset by a net change in working capital of $623 million, driven largely by a decrease in accrued and other liabilities of $256 million and an increase in accounts receivable of $243 million. The decrease in accrued and other liabilities was driven largely by the annual payout of cash bonuses for performance in the prior fiscal year and interest payments. In addition, we made $50 million in voluntary pension contributions during the first nine months of fiscal 2013. This payment was primarily made to provide additional funding to Mallinckrodt plans prior to Mallinckrodt's separation from Covidien.
The net cash provided by operating activities of $1.637 billion in the first nine months of fiscal 2012 was primarily attributable to net income, as adjusted for depreciation and amortization, partially offset by a net change in working capital of $304 million, driven largely by a decrease in accrued and other current liabilities of $235 million and an increase in inventory of $208 million. The decrease in accrued and other current liabilities was largely driven by bonus payments, interest payments and payments made under the Tax Sharing Agreement. During the first nine months of fiscal 2012, we made net indemnification payments of $34 million related to pre-Tyco separation tax matters under the Tax Sharing Agreement. In addition, we collected $248 million from the Spanish government during the first nine months of fiscal 2012, which related to 2011 and prior invoices.
Investing Activities
Net cash used in investing activities was $614 million and $1.462 billion for the first nine months of fiscal 2013 and 2012, respectively.
Acquisitions—During the first nine months of fiscal 2013, we paid total cash of $248 million for acquisitions, $110 million of which related to the acquisition of CVI; $88 million of which related to the acquisition of CNS Therapeutics, Inc., which was acquired by our former Pharmaceuticals segment; and $50 million of which related to the acquisition of Nfocus.
During the first nine months of fiscal 2012, we paid total cash of $1.063 billion for acquisitions, $327 million of which related to the acquisition of Oridion Systems, Ltd.; $322 million of which related to the acquisition of BÂRRX Medical, Inc.; $243 million of which related to the acquisition of superDimension, Ltd.; and $171 million of which related to all other acquisitions.
Capital Spending—Capital expenditures were $369 million and $378 million for the first nine months of fiscal 2013 and 2012, respectively. For the full fiscal 2013, we expect capital expenditures to be in the range of $450 million to $475 million, which we expect to fund using cash generated from operations.
Financing Activities
During the first nine months of fiscal 2013, net cash used in financing activities was $472 million, compared with net cash provided by financing activities of $270 million for the first nine months of fiscal 2012.
Share Repurchases and Option Exercises—We repurchased approximately 17 million shares for $1.072 billion during the first nine months of fiscal 2013 and 7 million shares for $377 million during the first nine months of fiscal 2012 under our share buyback program. We also repurchased shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and to settle certain option exercises. We spent $10 million and $8 million to acquire shares in connection with these share-based awards during the first nine months of fiscal 2013 and fiscal 2012, respectively. Share repurchases were somewhat offset by proceeds from option exercises of $206 million and $143 million in the first nine months of fiscal 2013 and fiscal 2012, respectively.
Dividend Payments—Dividend payments were $368 million during the first nine months of fiscal 2013, compared with $326 million during the first nine months of fiscal 2012.
Debt Issuances—As discussed in “Capitalization,” during the first nine months of fiscal 2013, we issued debt for net proceeds of approximately $1.629 billion, of which $886 million was issued by Mallinckrodt International Finance S.A. (MIFSA), which became a wholly-owned subsidiary of Mallinckrodt upon separation. We used a portion of these proceeds to fund the redemption of all our outstanding $500 million 1.9% notes due June 2013. In addition, we transferred $180 million of the proceeds to Mallinckrodt in connection with the separation.
During the first nine months of fiscal 2012, we issued debt for net proceeds of approximately $1.24 billion. We used a portion of these proceeds to fund the redemption of all our outstanding $500 million 5.5% notes due October 2012. In addition, during the first nine months of fiscal 2012, we received net proceeds of $136 million from the issuance of commercial paper.

Free Cash Flow
We returned 105% and 43% of our operating cash flow to shareholders during the first nine months of fiscal 2013 and 2012, respectively, through a combination of both dividend payments and share repurchases. During the first nine months of fiscal 2013 and 2012, free cash flow returned to shareholders was 142% and 56%, respectively.
Free cash flow was $1.018 billion during the first nine months of fiscal 2013, compared with $1.259 billion during the first nine months of fiscal 2012. The $241 million decrease in free cash flow primarily resulted from the collection of $248 million of accounts receivable from the Spanish government at the end of June 2012. In the next 12 months, we expect to make a net payment of approximately $300 million related to pre-Tyco separation tax matters under the Tax Sharing Agreement, of which $250 million relates to the anticipated settlement of the 2005 through 2007 audit cycles discussed under “Commitments and Contingencies—Income Taxes.” In addition, we expect to make fiscal 2013 tax payments of approximately $100 million during the fourth quarter of fiscal 2013.
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
A reconciliation between net cash provided by operating activities (the most comparable GAAP measure) and free cash flow is as follows:

	Nine Months Ended
(Dollars in Millions)	June 28, 2013	June 29, 2012
Net cash provided by operating activities	$1,387	$1,637
Capital expenditures	(369)	(378)
Free cash flow	$1,018	$1,259
Capitalization
Shareholders’ equity was $9.671 billion, or $20.95 per share, at June 28, 2013, compared with $10.565 billion, or $22.38 per share, at September 28, 2012. The increase in shareholders’ equity was primarily due to net income of $1.328 billion, partially offset by the repurchase of shares of $1.082 billion and dividends declared of $245 million.
The following table contains several key measures to gauge our financial condition and liquidity at the end of each period:

(Dollars in Millions)	June 28, 2013	September 28, 2012
Cash and cash equivalents	$2,119	$1,866
Current maturities of long-term debt	13	509
Long-term debt	5,063	4,531
Total debt	5,076	5,040
Shareholders’ equity	9,671	10,565
Debt-to-total capital ratio	34%	32%
On May 16, 2013, we issued $750 million aggregate principal amount of 2.95% senior notes due June 2023. The notes are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd. The net proceeds of $743 million were used to fund the redemption of all of our outstanding $500 million 1.9% senior notes due June 2013 and for general corporate purposes.
In connection with the separation of Mallinckrodt, on April 11, 2013, Mallinckrodt International Finance S.A. (MIFSA), previously a wholly-owned subsidiary of Covidien, issued $300 million aggregate principal amount of 3.50% senior notes due April 2018 and $600 million aggregate principal amount of 4.75% senior notes due April 2023 for aggregate net proceeds of approximately $886 million. Upon completion of the separation, MIFSA became a wholly-owned subsidiary of Mallinckrodt plc. While MIFSA retained the debt, MIFSA retained for general corporate purposes only an amount of the net proceeds that, together with cash held by its subsidiaries totaled $180 million. The remainder of the net proceeds was retained by Covidien for general corporate purposes.

We have a $1.50 billion five-year unsecured senior revolving credit facility, which expires in August 2016. In addition, we may increase this facility by up to $500 million to a maximum of $2.00 billion provided certain borrowing conditions are met. We are required to maintain an available unused balance under our $1.50 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. We had $25 million and $210 million of commercial paper outstanding at June 28, 2013 and September 28, 2012, respectively. No amount was outstanding under our credit facility at the end of either period.
Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.
Share Repurchase Program
On March 21, 2013, the board of directors authorized a program to purchase up to $3.0 billion of our ordinary shares from time to time, based on market conditions. As of June 28, 2013, there was approximately $2.805 billion remaining under this program.
During the third quarter of fiscal 2013, we completed our $2.0 billion share repurchase program announced in August 2011.
Dividends
On July 17, 2013, the board of directors declared a quarterly cash dividend of $0.26 per share to shareholders of record at the close of business on July 30, 2013. The dividend is payable on August 15, 2013.
Commitments and Contingencies
Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, products liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, as described in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, based upon our experience, current information and applicable law, we do not expect that these matters will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Further information regarding our legal proceedings is provided in note 17 to our condensed consolidated financial statements and in Part II, Item 1 of this 10-Q.
Guarantees
We have guarantee commitments and indemnifications with Tyco International and TE Connectivity, which relate to certain contingent tax liabilities. We assumed and are responsible for 42% of these liabilities. Current and non-current liabilities totaling $583 million and $613 million relating to these guarantees were included on our condensed consolidated balance sheet at June 28, 2013 and September 28, 2012, respectively, a substantial portion of which is classified as non-current on our condensed consolidated balance sheets.
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
In connection with the sale of our Specialty Chemicals business in fiscal 2010, our former Pharmaceuticals business agreed to indemnify the purchaser with respect to various matters, including environmental, health, safety, tax and other matters. The indemnification obligations relating to environmental, health and safety matters have a term of 17 years, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on our condensed consolidated balance sheets at and September 28, 2012 was $22 million, of which $18 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental claims proposed under the indemnity. As of June 28, 2013, the maximum future payments that could be required under all of these indemnification obligations was $76 million. We were required to pay

$30 million into an escrow account as collateral for all of these indemnification obligations to the purchaser, of which $25 million remained in other assets on our condensed consolidated balance sheet at September 28, 2012. On June 28, 2013, we transferred the $22 million liability and the remaining $24 million held in escrow to Mallinckrodt in connection with the separation. CIFSA remains a guarantor of this liability; however, the value associated with the guarantee is insignificant.
In connection with the separation, Mallinckrodt assumed the tax liabilities that are attributable to its subsidiaries, which total $146 million. We have indemnified Mallinckrodt to the extent that such tax liabilities arising from periods prior to fiscal 2013 exceed $200 million, net of certain tax benefits realized. In addition, in connection with the separation, we entered into certain other guarantee commitments and indemnifications with Mallinckrodt. The values attributable to the tax indemnification and other guarantees were insignificant.
We have recorded liabilities for known indemnifications included as part of environmental liabilities. In addition, we are liable for product performance; however in the opinion of management, such obligations will not significantly affect our results of operations, financial condition or cash flows.
As of June 28, 2013, we had various outstanding letters of credit and guarantee and surety bonds totaling $180 million, none of which were individually significant.
Income Taxes
At June 28, 2013, we are the primary obligor to the taxing authorities for $1.762 billion of contingent tax liabilities that are recorded on our condensed consolidated balance sheet, of which $1.302 billion relates to periods prior to our separation from Tyco International and which is shared with Tyco International and TE Connectivity pursuant to the Tax Sharing Agreement. However, the actual amounts that we may be required to ultimately accrue or pay under the Tax Sharing Agreement could vary depending upon the outcome of the unresolved tax matters, some of which may not be resolved for several years.
The IRS has concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect our income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. With respect to the outstanding issue that remains in dispute, on June 20, 2013, we were advised by Tyco International that it had received Notices of Deficiency from the IRS asserting that several of Tyco International's former U.S. subsidiaries owe additional taxes of $914 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco International and its subsidiaries as they existed at that time. These amounts exclude interest, and do not reflect the impact on subsequent periods if the IRS position is ultimately proved correct. The IRS has asserted in the Notices of Deficiency that substantially all of Tyco International's intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on Tyco International's U.S. income tax returns totaling approximately $3.0 billion. We strongly disagree with the IRS's proposed adjustments. On July 22, 2013, Tyco International filed a petition to the U.S. Tax Court contesting the IRS assessment. We believe there are meritorious defenses for the tax filings in question, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
No payments with respect to these matters would be required until the dispute is definitively resolved, which, based on the experience of other companies, could take several years. While we believe that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a material effect on our consolidated financial statements. In particular, if the IRS is successful in asserting its claim, it would likely assert that approximately $6.6 billion of interest deductions with respect to Tyco International's intercompany debt in subsequent time periods should also be disallowed.
The IRS continues to audit certain of Tyco International's U.S. federal income tax returns for the years 2001 through 2004 and 2005 through 2007 audit cycles. Tyco International and the IRS have entered into settlements related to certain outstanding tax matters arising in these audit cycles, which otherwise remain open and subject to examination and resolution of other matters.
In connection with the anticipated settlement of the 2005 through 2007 audit cycle, we estimate that we will be required to make a payment of $536 million to the IRS in fiscal 2014, which is included in current income taxes payable on the condensed consolidated balance sheet. However, pursuant to the Tax Sharing Agreement, we will receive payments totaling $286 million from Tyco International and TE Connectivity, which is included in current due from former parent and affiliate. We will also be required to reimburse Tyco International and TE Connectivity for its portion of their settlements, which is estimated to be approximately $11 million.

The resolution of tax matters arising from the 1997 through 2007 U.S. audits, non-U.S. audits and other settlements or statute of limitations expirations, could result in a significant change in our unrecognized tax benefits. We estimate that within the next 12 months, our liability related to uncertain tax positions, exclusive of interest could decrease by as much as $374 million as a result of the anticipated settlement of the 2005 through 2007 audit cycle. The remaining $162 million of the $536 million expected payment represents accrued interest.
In addition, pursuant to the terms of the Tax Sharing Agreement, we have recorded a current and not-current receivable from Tyco International and TE Connectivity totaling $645 million and $614 million as of June 28, 2013 and September 28, 2012. These amounts primarily reflects 58% of our contingent tax liabilities that are subject to the Tax Sharing Agreement. If Tyco International and TE Connectivity default on their obligations to us under the Tax Sharing Agreement, however, we would be liable for the entire amount of such liabilities. Additional information regarding the Tax Sharing Agreement is provided in note 16 to our condensed consolidated financial statements.
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
Our aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy and Portugal and as a percent of our total outstanding accounts receivable at the end of period are as follows:

(Dollars in Millions)	June 28, 2013	September 28, 2012
Accounts receivable, net in Spain, Italy and Portugal	$422	$391
Percentage of total accounts receivable, net	27%	23%
Net sales to customers in Spain, Italy and Portugal totaled $161 million and $153 million during the quarter ended June 28, 2013 and June 29, 2012, respectively. Net sales to customers in Spain, Italy and Portugal totaled $470 million and $459 million during the nine months ended June 28, 2013 and June 29, 2012, respectively. As of June 28, 2013 and September 28, 2012, $40 million and $28 million, respectively, of the accounts receivable, net in Spain, Italy and Portugal were over 365 days past due.
Contingent Consideration
In connection with certain of our acquisitions, we may be required to pay future consideration that is contingent upon the achievement of certain revenue, regulatory or commercialization based milestones. As of the respective acquisition dates, we recorded contingent liabilities representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired businesses. We remeasure these liabilities each reporting period and record changes in the fair value in our condensed consolidated statements of income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or changes in the expected probability and timing of achieving regulatory or commercialization milestones, as well as changes in discount rates. We recorded income of $4 million related to our contingent consideration liabilities during the first nine months of fiscal 2013, representing the change in fair value of these obligations.

Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 17—Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information regarding Covidien's purchases of ordinary shares during the third quarter of fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
3/30/2013 - 4/26/2013	3,472,993	$67.26	3,472,993	$3,193,551,234
4/27/2013 - 5/31/2013	4,664,154	$65.37	4,664,154	$2,888,660,244
6/01/2013 - 6/28/2013	1,300,235	$64.39	1,300,235	$2,804,935,167
On March 21, 2013, our board of directors authorized a program to purchase $3.0 billion of our ordinary shares. During the third quarter of fiscal 2013, we completed the $2.0 billion share repurchase program announced in August 2011.

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit

2.1
Separation and Distribution Agreement between Covidien plc and Mallinckrodt plc, dated June 28, 2013 (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 1, 2013).

4.1
Eighth Supplemental Indenture, dated as of May 16, 2013, among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor), Covidien plc (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee) (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 16, 2013).

10.1	Tax Matters Agreement between Covidien plc and Mallinckrodt plc, dated June 28, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 1, 2013).

10.2
Employee Matters Agreement between Covidien plc and Mallinckrodt plc, dated June 28, 2013 (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 1, 2013).

10.3
Transition Services Agreement between Covidien plc and Mallinckrodt plc, dated June 28, 2013 (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 1, 2013).

10.4	Form of Deed of Indemnification by and between Covidien plc and Covidien plc's Directors and Secretary (filed herewith).

10.5	Form of Indemnification Agreement between Covidien Ltd. and Covidien plc's Directors and Secretary (filed herewith).

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials from the Covidien plc Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

Date: August 5, 2013