Form 10-K
period 2013-09-27
Covidien plc
filed 2013-11-21
CIK 1385187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2013
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
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) computed by reference to the price at which shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $31,859 million.
The number of ordinary shares outstanding as of November 19, 2013 was 452,402,570.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed within days of the close of the registrant’s fiscal year in connection with the registrant’s 2014 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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
Effective October 1, 2013, Covidien realigned its operating segments such that the Medical Supplies business in Western Europe is now managed by the Medical Devices segment. Integrating these businesses allows Covidien to better utilize internal resources and achieve cost synergies. The segment information presented herein does not reflect this change as the change was not effected internally until Covidien’s first quarter of fiscal 2014.
Medical Devices
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

•
Energy Devices—vessel sealing, electrosurgical, ablation products and related capital equipment. Key products include: the ForceTriad™ tissue fusing and electrosurgery system; the LigaSure™ vessel sealing system and LigaSure Advance™, a multifunctional laparoscopic instrument for use with the ForceTriad; the Cool-tip™ radiofrequency ablation system; the Evident™ microwave ablation system; the Sonicision™ cordless ultrasonic dissection system; and the HALO ablation catheters for treatment of Barrett’s esophagus.

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

•
Airway and Ventilation Products—airway, ventilator, breathing systems and inhalation therapy products. Key products include: the Puritan Bennett™ 840 line of ventilators; the Puritan Bennett™ 520 and 560 portable ventilator; the Newport™ e360 and HT70 ventilators; the TaperGuard™ Evac tube; Mallinckrodt® Endotracheal Tubes; Shiley® Tracheostomy Tubes; DAR® Filters; and resuscitation bags.

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
Medical Supplies
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

Products offered by our Medical Supplies segment are used primarily in hospitals, surgi-centers and alternate care facilities, such as homecare and long-term care facilities, and are marketed to materials managers, GPOs and integrated delivery networks (IDNs) primarily through third-party distributors, although we also have direct sales representatives.
Segment Assets
Our assets by segment are set forth below:

	Fiscal Year
(Dollars in Millions)	2013	2012	2011
Medical Devices	$14,621	$14,189	$12,851
Medical Supplies	1,432	1,521	1,387
Total assets by reportable segment	16,053	15,710	14,238
Pharmaceuticals	—	2,626	2,542
Unallocated amounts:
Cash and cash equivalents	1,868	1,866	1,503
Deferred income taxes	620	783	707
All other, primarily due from former parent and affiliate	1,377	1,272	1,384
Consolidated total assets	$19,918	$22,257	$20,374
Additional information with respect to our business segments is included in note 22 to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.
Customers and Geographical Operations
Our customers include hospitals, surgi-centers and alternate site facilities, such as long-term care facilities, throughout the world. We often negotiate with GPOs and IDNs, which enter into supply contracts for the benefit of their member facilities. We serve customers in over 150 countries and we maintain a strong local presence in each of the geographic areas in which we operate. In both fiscal 2013 and 2012, sales to one of our distributors, which supplies products from both of our segments to many end users, represented 12% of our consolidated net sales. In fiscal 2011, no single customer represented 10% or more of our consolidated net sales.
For reporting purposes, we organize our operations outside the United States as follows: Europe (which includes the Middle East and Africa); Asia-Pacific; and Other Americas (which includes Canada and Latin America). Geographic information with respect to Covidien’s operations is included in note 22 to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

We are subject to certain risks inherent in conducting business outside the United States. For more information on these risks, see the information under captions “We are subject to risks associated with doing business outside of the United States” and “Current or worsening economic conditions may have a material adverse effect on our business and financial condition” in Item 1A of this Annual Report on Form 10-K, all of which information is incorporated herein by reference.
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
We hold more than 13,000 patents and have over 10,500 patent applications pending in the United States and in certain other countries that relate to aspects of the technology used in many of our products. We do not consider our business to be materially dependent upon any individual patent.
Research and Development
We are engaged in research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of our existing products, and to expand the applications for our products. Our research and development efforts include internal initiatives and those that use licensed or acquired technology. We are focused on developing technologies that will provide patients and healthcare providers with cost-effective solutions that meet their clinical needs in treating medical conditions through less invasive procedures. Our research and development expenditures were $508 million, $479 million and $412 million in fiscal 2013, 2012 and 2011, respectively.
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
Governmental Regulation and Supervision
We face comprehensive governmental regulation both within and outside the United States relating to the development, manufacture, sale and distribution of our products. A number of factors substantially increase the time, difficulty and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. These include detailed inspection of and controls over research and laboratory procedures, clinical investigations, manufacturing, marketing, sampling, distribution, recordkeeping, storage and disposal practices and various post-market requirements. Governmental regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and civil or criminal sanctions.
Medical device laws also are in effect in many of the non-U.S. markets in which we conduct business. These laws range from comprehensive device requirements to requests for product data or certifications. In addition, inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, are components of most of these regulatory systems. Most of our business is subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation.
The exercise of broad regulatory powers by the U.S. Food and Drug Administration (FDA) continues to result in increases in the amount of testing and documentation required for approval or clearance of new devices, which adds to the time and expense of product introductions. Similar trends also are evident in major non-U.S. markets, including the European Union, China and Japan.
We have systems to support compliance with U.S. and non-U.S. regulatory requirements. Our facilities developing, manufacturing, servicing or distributing medical devices follow programs and procedures to help ensure compliance with current good manufacturing practices and quality system requirements.
We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Healthcare costs continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. Recently, in the United States, particular attention has been focused on medical device prices and profits, and on programs that encourage doctors to recommend, use or purchase particular medical devices. Payors have become more influential in the marketplace and increasingly are focused on medical device pricing, appropriate medical device utilization and the quality and costs of healthcare. The Medicare Prescription Drug, Improvement and Modernization Act, enacted in 2003, also has increased attention on device pricing. Violations of these frauds and abuse-related laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid and health programs outside the United States.
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
Manufacturing
We have 41 manufacturing sites located throughout the world that handle production, assembly, quality assurance testing, packaging and sterilization of our products. Our major centers of manufacturing output include sites in the following countries (with the number of sites in parentheses):

Americas	Europe/Middle East	Asia-Pacific
United States (19)	Ireland (3)	China (1)
Mexico (3)	France (2)	Japan (1)
Brazil (1)	Germany (2)	Malaysia (1)
Canada (1)	Israel (1)	Thailand (1)
Costa Rica (1)	Italy (1)
Dominican Republic (1)	United Kingdom (1)
Puerto Rico (1)
Our manufacturing production by region in fiscal 2013 (as measured by cost of production) was approximately: Americas–82%, Europe/Middle East–11% and Asia-Pacific–7%.
Sales, Marketing and Distribution
We have a well-trained, experienced sales force strategically located in markets throughout the world, with a presence in over 70 countries. We also utilize third-party distributors.
We maintain 42 distribution centers in 28 countries. Products generally are delivered to these distribution centers from our manufacturing facilities and then subsequently delivered to the customer. In some instances, product is delivered directly from our manufacturing facility to the customer. We contract with a wide range of transport providers to deliver our products by road, rail, sea and air.
 Competition
We participate in medical device and medical supply markets around the world. These global markets are characterized by continuous change resulting from technological innovations. Our market position depends on our ability to develop and commercialize products that meet clinician needs, while offering reliable product quality, cost-effectiveness and dependable service. Both the medical device and medical supply markets are highly competitive. There is no single company that competes with us over the full breadth of products offered by our Medical Devices segment. Competitors of our Medical Devices segment include diversified healthcare companies, such as Johnson & Johnson, Boston Scientific, Baxter and C.R. Bard, and

other companies that are more focused on specific product categories, such as Masimo and Dräger. Our Medical Supplies segment competes against branded products offered by Becton Dickinson and C.R. Bard, as well as private-label products provided by low-cost suppliers, such as Cardinal Health and Medline. While customers may choose our medical supply products based on reputation for quality, they may turn to products from low-cost suppliers.
Environmental
We are subject to numerous federal, state and local environmental protection and health and safety laws and regulations both within and outside the United States. Our operations, like those of other medical product companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We cannot ensure that we have been or will be in full compliance with environmental and health and safety laws and regulations at all times. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. We believe that our operations currently comply in all material respects with applicable environmental laws and regulations.
Certain environmental laws assess strict (i.e., regardless of fault) and joint and several liability on current or previous owners of real property and current or previous owners or operators of facilities for the costs of investigation, removal or remediation of hazardous substances or materials at such properties or at properties at which parties have disposed of hazardous substances. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances.
In addition, from time to time, we have received notification from the U.S. Environmental Protection Agency (EPA) and from state environmental agencies in the United States that conditions at a number of sites where we and others disposed of hazardous substances require investigation, cleanup and other possible remedial actions. These agencies may require that we reimburse the government for costs incurred at these sites or otherwise pay for the cost of investigation and cleanup of these sites including compensation for damage to natural resources. We have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations. These projects relate to a variety of activities, including removal of hazardous substances from soil and groundwater. These projects involve both investigation and remediation expenses and capital expenditures.
We provide for expenses associated with environmental remediation obligations once we determine that a potential environmental liability at a particular site is probable and the amount can be reasonably estimated. We regularly assess current information and developments as the investigations and remediation activities proceed and adjust accruals, as necessary, to provide for the expected impact of these environmental matters.
The ultimate cost of investigation and cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information available and applicable laws, we believe that it is probable that we will incur investigation and remedial costs of approximately $113 million, of which $9 million is included in accrued and other current liabilities and $104 million is included in other liabilities on our consolidated balance sheet at September 27, 2013. All accruals have been recorded without giving effect to any possible future insurance proceeds.
Environmental laws are complex, change frequently and generally have become more stringent over time. While we have planned for future capital and operating expenditures to comply with these laws and to address liabilities arising from past or future releases of, or exposures to, hazardous substances, we cannot ensure that our costs of complying with current or future environmental protection, health and safety laws and regulations will not exceed our estimates or have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, we cannot ensure that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities. While it is not feasible to predict the outcome of all pending environmental matters, it is reasonably probable that there will be a need for future provisions for environmental costs that, in management’s opinion, are not likely to have a material adverse effect on our financial condition, but could have a material adverse effect on our results of operations in any one accounting period.
Corporate History
Covidien Ltd. was incorporated in Bermuda in 2000 as a wholly-owned subsidiary of Tyco International Ltd. On June 29, 2007, Tyco International distributed all of our shares to Tyco International shareholders (the 2007 separation). In December 2008, our board of directors approved moving our principal executive office from Bermuda to Ireland. On May 28, 2009, shareholders voted in favor of a reorganization proposal pursuant to which Covidien Ltd. common shares would be canceled and holders of such shares would receive ordinary shares of Covidien plc on a one-to-one basis. The reorganization transaction was completed on June 4, 2009, following approval from the Supreme Court of Bermuda, at which time Covidien plc replaced Covidien Ltd. as the ultimate parent company. Shares of the Irish company, Covidien plc, began trading on the New York Stock

Exchange on June 5, 2009, under the symbol “COV,” the same symbol under which Covidien Ltd. shares were previously traded.
On June 28, 2013, Covidien completed the spin off of its Pharmaceuticals business to Covidien shareholders, through a distribution of all of the outstanding ordinary shares of Mallinckrodt plc, the company formed to hold Covidien’s former Pharmaceuticals business (the 2013 separation). As a result of the 2013 separation, the operations of Covidien’s former Pharmaceuticals business are now classified as discontinued operations.
Unless otherwise indicated, references in this Annual Report to 2014, 2013, 2012, 2011, 2010 and 2009 are to our fiscal years ended September 26, 2014, September 27, 2013, September 28, 2012, September 30, 2011, September 24, 2010 and September 25, 2009, respectively.
 Employees
At September 27, 2013, we had approximately 38,500 employees.
Available Information
Covidien is required to file annual, quarterly and special reports, proxy statements and other information with the SEC. Investors may read and copy any document that Covidien files at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access Covidien’s SEC filings.
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
In evaluating our business, investors should carefully consider the risks described below, as well as other information contained in this annual report on Form 10-K and in our other filings with the Securities and Exchange Commission. Additional risks not presently known to us or that we currently believe are immaterial also may adversely affect our business. The occurrence of any of these events or circumstances could individually or in the aggregate have a material adverse effect on our business, operations, financial condition and liquidity.
Risks Relating to Our Business
We face the following risks in connection with the general conditions and trends of the industries in which we operate.
We may be unable to effectively introduce and market new products or may fail to keep pace with advances in technology.
The healthcare industry is characterized by continuous technological change, resulting in changing customer preferences and requirements. The success of our business depends on our ability to introduce new products and adapt to these changing technologies and customer demands. To compete in the marketplace, we must make substantial investments in new product development whether internally or externally through licensing or acquisitions. Even if we are able to develop, manufacture and obtain regulatory and reimbursement approvals for our new products, the success of those products depends on market acceptance. Market acceptance for our new products could be affected by several factors, including:

•	the availability of alternative products from our competitors;

•	the price of our products;

•	the timing of our market entry; and

•	our ability to market and distribute our products effectively.
Our failure to introduce new and innovative products in a timely manner would have a material adverse effect on our business, results of operations, financial condition and cash flows.
We face significant competition and may not be able to compete effectively.
We compete with many companies ranging from other multinationals to start-up companies. Competition takes many forms, including price reductions on products that are comparable to our own, development of new products that are more cost-effective or have superior performance than our current products, and the introduction of reprocessed products or generic versions when our proprietary products lose their patent protection. Our current or future products could be rendered obsolete or uneconomic as a result of this competition. We may also face competition from distributors who are expanding their private label portfolios and aggressively marketing their private label product lines. Our failure to compete effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We also face competition for marketing, distribution and collaborative development agreements, for establishing relationships with academic and research institutions, and for licenses to intellectual property. In addition, academic institutions, governmental agencies and other public and private research organizations also may conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring necessary product technologies.
Domestic and foreign legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors could decrease the demand for products purchased by our customers, the prices that our customers are willing to pay for those products and the number of procedures using our devices.
Our products are purchased principally by hospitals or physicians which typically bill various third-party payors, such as governmental programs (e.g., Medicare, Medicaid and comparable foreign programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical because it affects which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new technology. Implementation of healthcare reforms or other governmental actions in the United States and other countries may limit, reduce or eliminate reimbursement for our products and adversely affect both our pricing flexibility and the demand for our products. Even when we develop or acquire a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors.
Further legislative or administrative reforms to the reimbursement systems in the United States and abroad, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement, could significantly reduce reimbursement for procedures using our medical devices or result in the denial of coverage for those procedures. Examples of these reforms or adverse decisions include price regulation, competitive pricing, coverage and payment policies, technology assessments and managed-care arrangements. Any of such reforms or adverse decisions resulting in restrictive reimbursement practices or denials of coverage could have an adverse impact on the acceptance of our products and the prices that our customers are willing to pay for them. These outcomes could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The implementation of healthcare reform in the United States could have a material adverse effect on our business.
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, “the Healthcare Reform Act”) was enacted into law in the United States. The Healthcare Reform Act includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law imposes a 2.3% excise tax on the sale in the United States of certain medical devices by a manufacturer, producer or importer of such devices starting after December 31, 2012. During fiscal 2013, our medical device tax, which began during our second fiscal quarter, was $46 million. Although there are ongoing discussions in the U.S. Congress regarding the repeal or deferral of the medical device tax, there can be no assurances as to the outcome of any of these discussions. The Healthcare Reform Act also reduces Medicare and Medicaid payments to hospitals and clinical laboratories, which could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell them. While this legislation is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of our products remains uncertain. Various healthcare reform proposals have also emerged at the state level.

The impact of the Healthcare Reform Act and these proposals could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Cost-containment efforts of our customers, purchasing groups and governmental organizations could have a material adverse effect on our sales and profitability.
In an effort to reduce costs, many existing and potential customers for our products within the United States have become members of GPOs and IDNs, in an effort to reduce costs. GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple manufacturers with the intention of driving down pricing. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our product portfolio.
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
Distributors of our products also have begun to negotiate terms of sale more aggressively to increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing and other terms of sale could cause us to lose market share and would have a material adverse effect on our business, results of operations, financial condition and cash flows.
Outside the United States, we have experienced pricing pressure from centralized governmental healthcare authorities and increased efforts by such authorities to lower healthcare costs. We frequently are required to engage in competitive bidding for the sale of our products to governmental purchasing agents. Our failure to offer acceptable prices to these customers could have a material adverse effect on our sales and profitability in these markets.
We may experience higher costs to produce our products as a result of changes in prices for oil, gas and other commodities.
We use resins, other petroleum-based materials and pulp as raw materials in many of our products. Prices of oil and gas also significantly affect our costs for freight and utilities. Oil, gas and pulp prices are volatile and may increase, resulting in higher costs to produce and distribute our products. New laws or regulations adopted in response to climate change could also increase energy costs and the costs of certain raw materials and components. Due to the highly competitive nature of the healthcare industry and the cost-containment efforts of our customers and third-party payors, we may be unable to pass along cost increases through higher prices. If we are unable to fully recover these costs through price increases or offset these increases through cost reductions, we could experience lower margins and profitability and our business, results of operations, financial condition and cash flows could be materially and adversely affected.
We depend on sophisticated information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business.
We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Similar to other large multi-national companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Any such successful attacks could result in the theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and our systems have been and are expected to continue to be the target of malware and other cyber-attacks. We have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance that these measures and efforts will prevent future interruptions or breakdowns. If we fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may be unable to protect our intellectual property rights or may infringe on the intellectual property rights of others.
We rely on a combination of patents, trademarks, trade secrets and nondisclosure agreements to protect our proprietary intellectual property. Our efforts to protect our intellectual property and proprietary rights may not be sufficient. We cannot ensure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.
We operate in an industry characterized by extensive patent litigation. Patent litigation is costly to defend and can result in significant damage awards, including treble damages under certain circumstances, and injunctions that could prevent the manufacture and sale of affected products or force us to make significant royalty payments in order to continue selling the affected products. At any given time, we are involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. We can expect to face additional claims of patent infringement in the future. A successful claim of patent or other intellectual property infringement against us could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We are subject to complex and costly regulation.
Our products are subject to regulation by the FDA and other national, supranational, federal and state governmental authorities. It can be costly and time-consuming to obtain regulatory approvals to market a medical device. Approvals might not be granted for new devices on a timely basis, if at all. Regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. As an example, the FDA has proposed changes to the clearance process for medical devices that are substantially equivalent to other legally marketed devices, called the 510(k) process. If the changes to the 510(k) process are adopted as proposed, the time and cost to get many of our medical devices to market could increase significantly. In addition, disruptions in government, such as the recent U.S. government shutdown, could also negatively impact our ability to obtain approvals on a timely basis. Our failure to maintain approvals or obtain approval for new products could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, we are subject to regulations covering manufacturing practices, product labeling and advertising and material adverse-event reporting that apply after we have obtained approval to sell a product. Many of our facilities and procedures and those of our suppliers are subject to ongoing oversight, including periodic inspection by governmental authorities. Compliance with production, safety, quality control and quality assurance regulations is costly and time-consuming. Our manufacturing facilities and those of our suppliers could be subject to significant material adverse regulatory actions in the future. These actions could include warning letters, fines, injunctions, civil penalties, recalls, seizures of our products and criminal prosecution. Possible consequences of such actions could include:
•substantial modifications to our business practices and operations;

•	a total or partial shutdown of production in one or more of our facilities while we remediate the alleged violation;

•	the inability to obtain future pre-market clearances or approvals; and

•	withdrawals or suspensions of current products from the market.
Any of these events, in combination or individually, could disrupt our business and have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, pursuant to Dodd-Frank, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as “conflict minerals”: tantalum, tin, and tungsten (or their ores) and gold; which are mined from the Democratic Republic of the Congo and adjoining countries. Under the rules, we will also be required to disclose the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. These new requirements will require due diligence efforts for the 2013 calendar year, with initial disclosure requirements effective in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. We cannot be sure that we will be able to obtain the necessary information on conflict minerals from our suppliers or that we will be able to determine that all of our products are conflict free. As a result, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.
Defects or failures associated with our products could lead to recalls or safety alerts and negative publicity.
Manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to, our products and result in significant costs and negative publicity. During fiscal 2012, net sales of our Duet TRSTM Universal Straight and Articulating Single Use Loading Units (Duet) declined approximately $85 million primarily as a result of recalls. These recalls also led to the discontinuance of the product, which resulted in inventory and capital equipment impairments totaling $18 million. Due to the strong name recognition of our brands, a material adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and our ability to market our products in the future. In some circumstances, material adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals. We also may undertake a voluntary recall of products or temporarily shut down production lines based on performance relative to our own internal safety and quality monitoring and testing data. Any of the foregoing problems could disrupt our business and have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may incur products liability losses and other litigation liability.
In the ordinary course of business, we are subject to products liability claims and lawsuits, including potential class actions, alleging that our products have resulted in or could result in an unsafe condition or injury. Our products are often used in intensive care settings with seriously ill patients, and some of the medical devices we manufacture and sell are designed to be implanted in the human body. There are a number of factors that could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products which we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. Any products liability claim brought against us, with or without merit, could be costly to defend and could result in an increase of our insurance premiums. Some claims brought against us might not be covered by our insurance policies. In addition, we have significant self-insured retention amounts which we would have to pay in full before obtaining any insurance proceeds to satisfy a judgment or settlement. Furthermore, even where the claim is covered by our insurance, our insurance coverage might be inadequate and we would have to pay the amount of any settlement or judgment that is in excess of our policy limits. We may not be able to obtain insurance on terms acceptable to us or at all since insurance varies in cost and can be difficult to obtain. We are currently the subject of products liability litigation proceedings described in Item 3—Legal Proceedings. Our failure to maintain adequate insurance coverage or successfully defend against products liability claims could have a material adverse effect on our business, results of operations, financial condition and cash flows.
If we are unable to obtain sufficient components or raw materials on a timely basis or if we experience other manufacturing difficulties, our business may be adversely affected.
The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in 41 manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply, but we cannot guarantee these efforts will always be successful. Further, while efforts are made to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. In addition, due to the stringent regulations and requirements of the FDA and other similar non-U.S. regulatory agencies regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for some components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner, and our ability to make product sales.
Several of our key products are manufactured at a single manufacturing facility, with limited alternate facilities. If an event occurs that results in damage to one or more of our facilities, we may be unable to manufacture the relevant products at previous levels or at all. Because of the time required to approve and license a manufacturing facility, a third party manufacturer may not be available on a timely basis to replace production capacity in the event we lose manufacturing capacity.
The manufacture of our products is highly exacting and complex, due in part to strict regulatory requirements. Problems in the manufacturing process, including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors, could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in a quality or safety issue of the type discussed above. Significant manufacturing problems or inability to obtain key components and materials could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Failure to effectively manage the separation activities relating to the spin off of our Pharmaceuticals business or the divestitures of other businesses or product lines could adversely affect our business.
In June 2013, we completed the spin off of our Pharmaceuticals business into Mallinckrodt plc. The spin off of this business continues to involve a number of risks, including indemnification risks and the diversion of management and employee attention in connection with the provision of transitional services, among other things. Covidien and Mallinckrodt entered into a separation and distribution agreement and other agreements to govern the separation of the Pharmaceuticals business and the relationship between Covidien and Mallinckrodt going forward. Certain of these agreements provide for the performance of services by each company for the benefit of the other for a period of time. If Mallinckrodt is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur losses. Our inability to effectively manage the separation activities and events could adversely affect our business, results of operations, financial condition and cash flows.
In addition, we continue to evaluate the performance of all of our businesses and may sell a business or product line. Future divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our business, results of operations and financial condition. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in managing these or any other significant risks that we encounter in divesting a business or product line.
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
In connection with acquisitions, we may incur or assume significant debt and unknown or contingent liabilities, such as environmental remediation expense, products liability, patent infringement claims or other unknown liabilities. Financing for acquisitions could decrease our ratio of earnings to fixed charges and have a material adverse effect on our borrowing capacity. Furthermore, acquisition financing may not be available to us on acceptable terms if and when required. If we were to undertake an acquisition by issuing equity securities, the acquisition could have a dilutive effect on the interests of the holders of our shares.

We are subject to risks associated with doing business outside of the United States.
Our operations outside of the United States are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs. Sales outside of the United States made up 49% of our net sales in fiscal 2013 and we expect non-U.S. sales to contribute significantly to our future growth. If the U.S. dollar strengthens in relation to the currencies of other countries where we sell our products, such as the euro, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant effect on our operating results.
In addition to risks discussed elsewhere in these risk factors, other risks associated with our operations outside the United States include:

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
Most of our customer relationships outside of the United States are with governmental entities and we could be materially and adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions.
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

We are subject to the risk of material environmental liabilities, litigation and violations.
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

In the ordinary course of our business planning process, we take into account our known environmental matters as we plan for our future capital and operating expenditures requirements. The ultimate cost of site cleanup and timing of future cash outflows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. We concluded that, as of September 27, 2013, it was probable that we would incur remedial costs in the range of $113 million to $186 million. We concluded that, as of September 27, 2013, the best estimate within this range was $113 million. This amount includes $94 million relating to a site located in Orrington, Maine which remained a liability of Covidien following the 2013 separation of Mallinckrodt. We currently have no accrual for the costs of any potential remediation of the Penobscot River and Bay. For more information, see “Business—Environmental” and “Business—Legal Proceedings—Environmental Proceedings.” Based upon information known to date, we believe our current capital and operating plans are adequate for costs associated with the investigation, cleanup and potential remedial action for our known environmental matters.
While we have budgeted for future capital and operating expenditures to maintain compliance with environmental laws, our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances may exceed our estimates or have a material adverse effect on our business, results of operations, financial condition and cash flows. We may also be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.
Current or worsening economic conditions may have a material adverse effect on our business and financial condition.
The global financial crisis has caused extreme disruption in the financial markets, including severely diminished credit availability and liquidity, affecting many of our customers. Customers may reduce spending during times of economic uncertainty, and it is possible that suppliers also may have a material adverse effect. Decreased consumer spending levels and increased pressure on prices for our products and services could result in decreased revenues and have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, many customers, including many governments or entities that rely on government funding, may be unable to pay on a timely basis, or may pay at a significant discount, for our products that they do purchase. We have, for example, experienced significant delays in the collection of receivables from the national health care systems in certain countries, including, but not limited to, certain regions in Spain, Italy and Portugal. Repayment of these receivables is dependent upon the financial stability of the economies of those countries. In light of the euro zone financial crisis, we continue to monitor the countries’ creditworthiness. Failure to receive payment of all or a significant portion of these receivables could materially and adversely affect our results of operations.
Further, although we intend to finance expansion and renovation projects with existing cash, cash flows from operations and borrowings under our existing commercial paper program or senior credit facility, we may require additional financing to support our continued growth. Uncertainties in the capital and credit markets, however, could limit our access to capital on terms acceptable to us or at all.
Risks Relating to Tax Matters
We may not be able to maintain a competitive worldwide effective corporate tax rate.
While we believe that being incorporated in Ireland should help us maintain a competitive worldwide effective corporate tax rate, we cannot give any assurance as to what our effective tax rate will be because of, among other things, uncertainty regarding the tax policies of all the jurisdictions where we operate our business. Our actual effective tax rate may vary from our expectation and that variance could be material. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate. In particular, legislative action may be taken by the U.S. Congress which, if ultimately enacted, could have a material adverse effect on our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate.
Examination and audits by tax authorities, including the Internal Revenue Service, could result in additional tax payments.
Our tax returns are subject to examination by various tax authorities, including the U.S. Internal Revenue Service (IRS). The IRS has commenced its examination of our U.S. federal income tax returns. Open periods for examination include certain periods during which we were a subsidiary of Tyco International. The resolution of the matters arising during periods in which we were a Tyco International subsidiary is subject to the conditions set forth in the tax sharing agreement discussed below. Under the tax sharing agreement, Tyco International currently has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation from Tyco International.
The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect Covidien’s income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. With respect to the outstanding issue that remains in dispute, on June 20, 2013, we were advised by Tyco International that it had received Notices of Deficiency from the IRS asserting that several of Tyco International’s former U.S. subsidiaries owe additional taxes of $914 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco International and its subsidiaries as they existed at that time. These amounts exclude interest, and do not reflect the impact on subsequent periods if the position taken by the IRS is ultimately proved correct. The IRS has asserted in the Notices of Deficiency that substantially all of Tyco International’s intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on Tyco International’s U.S. income tax returns totaling approximately $3.0 billion. Tyco International filed a petition to the U.S. Tax Court contesting the assessment made by the IRS.
The outcome of any such litigation is uncertain and could result in a significant increase in our liability for taxes arising during these periods. While we believe that the amounts recorded as income taxes payable and guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a material adverse effect on our consolidated financial statements. In particular, if the IRS is successful in asserting its claim, it would likely assert that approximately $6.6 billion of interest deductions with respect to Tyco International’s intercompany debt in subsequent time periods should also be disallowed.
We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions. It is our intention to vigorously defend our prior tax returns. However, the calculation of our tax liabilities involves the application of complex tax regulations to our global operations in many jurisdictions. Therefore, any dispute with a tax authority may result in a payment that is significantly different from our current estimate of the tax liabilities associated with these returns. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities generally would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the amount for which we are ultimately liable, we would incur additional charges to expense and such charges could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We share responsibility for certain of our, Tyco International’s and TE Connectivity Ltd.’s income tax liabilities for tax periods prior to and including June 29, 2007.
On June 29, 2007, we entered into a tax sharing agreement with Tyco International and TE Connectivity pursuant to which we share responsibility for certain of our, Tyco International’s and TE Connectivity’s income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, we, Tyco International and TE Connectivity share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 separation from Tyco International. Under the tax sharing agreement, Tyco International currently has the right to administer, control and settle all U.S. income tax audits for periods prior to and including June 29, 2007. The timing, nature and amount of any settlement agreed to by Tyco International may not be in our best interests. The other parties to the tax sharing agreement will be able to remove Tyco International as the controlling party only under limited circumstances, including a change of control or bankruptcy of Tyco International, or by a majority vote of the parties. We are responsible for all of our own taxes that are not shared pursuant to the tax sharing agreement’s sharing formula.
In connection with the 2007 separation, all tax liabilities associated with our business became Covidien’s tax liabilities. Following the 2013 separation, Mallinckrodt became the primary obligor to the taxing authorities for $160 million of tax liabilities that were formerly recorded by Covidien, of which $125 million relate to periods prior to the 2007 separation. However, Covidien remains the sole party subject to the tax sharing agreement with Tyco International and TE Connectivity. Accordingly, Mallinckrodt does not share in Covidien’s liability to Tyco International and TE Connectivity, nor in the receivable that Covidien has from Tyco International and TE Connectivity. Although we share certain of these tax liabilities with Tyco International and TE Connectivity pursuant to the tax sharing agreement, if Tyco International and TE Connectivity default on their obligations to us under the tax sharing agreement, we would be liable for the entire amount of these liabilities.
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
On September 28, 2012, Tyco International spun-off two of its businesses to its shareholders, with Tyco International remaining as a publicly-traded company. This could have a material adverse impact on Tyco International’s ability to fulfill its obligations to us under the tax sharing agreement.
 If the distribution of Mallinckrodt plc ordinary shares to Covidien shareholders in 2013, the distribution of Covidien and TE Connectivity common shares by Tyco International to its shareholders in 2007 or certain internal transactions undertaken in anticipation of either the 2013 or the 2007 separation are determined to be taxable for U.S. federal income tax purposes, we could incur significant U.S. federal income tax liabilities.
We have received an IRS ruling substantially to the effect that, for U.S. federal income tax purposes, (i) certain transactions effected in connection with the 2013 separation of Mallinckrodt qualify as transactions under Sections 355 and/or 368(a) of the Code, and (ii) the distribution qualifies as a transaction under Sections 355 and 368(a)(1)(D) of the Code. In addition to obtaining the IRS ruling, we received a tax opinion from Skadden, Arps, Slate, Meagher & Flom LLP, in form and substance acceptable to us, which relied on the effectiveness of the IRS ruling, substantially to the effect that, for U.S. federal income tax purposes, the distribution and certain transactions entered into in connection with the distribution qualified as transactions under Sections 355 and/or 368(a) of the Code.
Tyco International has received private letter rulings from the IRS regarding the U.S. federal income tax consequences of the distribution of Covidien and TE Connectivity common shares by Tyco International to its shareholders, substantially to the effect that the distribution, except for cash received in lieu of a fractional share, of our shares and the TE Connectivity common shares, will qualify as tax-free under Sections 368(a)(1)(D) and 355 of the Code. The private letter rulings also provided that certain internal transactions undertaken in anticipation of the separation from Tyco International would qualify for favorable treatment under the Code. In addition to obtaining the private letter rulings, Tyco International obtained tax opinions from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the distribution and certain internal transactions.
The private letter rulings and the opinions relied on certain facts and assumptions, and certain representations and undertakings (a) in the case of the 2013 separation, from us and Mallinckrodt, and (b) in the case of the 2007 separation, from us, TE Connectivity and Tyco International, regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter rulings and the tax opinions, the IRS could determine on audit that the 2013 distribution or the 2007 distribution or the related internal transactions should be treated as taxable transactions if it determines that any of the respective facts, assumptions, representations or undertakings is not correct or has been violated, or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distributions, or if the IRS were to disagree with the conclusions of the tax opinions that are not covered by the IRS rulings.
If the 2013 distribution ultimately is determined to be taxable, the distribution could be treated as a taxable dividend to shareholders for U.S. federal income tax purposes, and shareholders could incur a significant U.S. federal income tax liability. In addition, we could incur significant U.S. federal income tax liabilities or tax indemnification obligations, whether under applicable law or the tax matters agreement that was entered into with Mallinckrodt, if it is ultimately determined that certain related transactions undertaken in anticipation of the distribution are taxable.
If the 2007 distribution ultimately is determined to be taxable, Tyco International would recognize a gain in an amount equal to the excess of the fair market value of our shares and TE Connectivity common shares distributed to Tyco International shareholders on the distribution date over Tyco International’s tax basis in such common shares. Such gain, if recognized, generally would not be subject to U.S. federal income tax; however, we would incur significant U.S. federal income tax liabilities if it ultimately is determined that certain internal transactions undertaken in anticipation of the separation from Tyco International should be treated as taxable transactions.
In addition, under the terms of the tax sharing agreement with Tyco International and TE Connectivity, in the event the 2007 distribution or the related internal transactions were determined to be taxable and such determination was the result of actions taken after the 2007 distribution by us, Tyco International or TE Connectivity, the party responsible for such failure would be responsible for all taxes imposed on us, Tyco International or TE Connectivity as a result thereof. If such determination is not the result of actions taken after the 2007 distribution by us, Tyco International or TE Connectivity, then we, Tyco International and TE Connectivity would be responsible for 42%, 27% and 31%, respectively, of any taxes imposed on us, Tyco International or TE Connectivity as a result of such determination. Such tax amounts could be significant. In the event that any party to the tax sharing agreement defaults in its obligation to pay distribution taxes to another party that arise as a result of no party’s fault, each non-defaulting party would be responsible for an equal amount of the defaulting party’s obligation to make a payment to another party in respect of such other party’s taxes.
Risks Relating to Our Jurisdiction of Incorporation
Legislative action in the United States could materially and adversely affect us.
Tax-Related Legislation
Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could limit the availability of tax benefits or deductions that we currently claim, override tax treaties upon which we rely, or otherwise affect the taxes that the United States imposes on our worldwide operations. Such changes could have a material adverse effect on our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. In addition, if proposals were enacted that had the effect of disregarding the Irish reorganization or limiting our ability as an Irish company to take advantage of tax treaties with the United States, we could incur additional tax expense and/or otherwise incur business detriment.
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
Our executive offices in the United States are located in a facility in Mansfield, Massachusetts, a portion of which is owned and the majority of which is leased. As of September 27, 2013, we owned or leased a total of 305 facilities in 67 countries. Our owned and leased facilities each consist of approximately 8 million square feet. Our 41 manufacturing facilities are located in the United States and in 16 other countries. We believe all of these facilities are well-maintained and suitable for the operations conducted in them.

These facilities are used by the following business segments:

Number of Facilities
Medical Devices	266
Medical Supplies	30
Corporate	9
Total	305

Item 3.	Legal Proceedings
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
Products Liability Litigation—We are currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two of our subsidiaries have supplied pelvic mesh products to one of the manufacturers named in the litigation and we are indemnifying that manufacturer on certain claims. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts and in Canada. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. We believe that we have meritorious defenses to these claims and are vigorously defending against them. As of September 27, 2013, there were approximately 4,600 cases pending believed to involve products manufactured by our subsidiaries.
Government Proceedings—On October 13, 2010, the U.S. Department of Health and Human Services, Office of Inspector General, issued a subpoena to ev3 Inc., one of our subsidiaries, requesting production of documents relating to the sales and marketing of the SilverHawk™ device. ev3 is complying as required with the terms of the subpoena.
On May 2, 2011, the U.S. Attorney’s Office for the District of Massachusetts issued a subpoena to ev3 requesting production of documents relating to the following neurovascular products: Onyx®, Axium™ and Concerto™. ev3 is complying as required with the terms of the subpoena.
Patent Litigation—Ethicon Endo-Surgery, Inc., et al. v. Covidien, Inc., et al. is a patent infringement action filed on December 14, 2011 in the United States District Court for the Southern District of Ohio, Western Division. The complaint alleges that our Sonicision™ product infringes several of Ethicon’s design and utility patents. Ethicon is seeking monetary damages and injunctive relief. The parties have engaged in discovery and pre-trial motion practice. We believe that we have meritorious defenses to these claims and are vigorously defending against them. Trial is scheduled to begin on February 24, 2014.
Other Matters—One of our subsidiaries, ev3 Inc., acquired Appriva Medical, Inc. in 2002. The acquisition agreement relating to ev3’s acquisition of Appriva Medical, Inc. contained four contingent milestone payments totaling $175 million. ev3 determined that the milestones were not achieved by the applicable dates and that none of the milestones were payable. On April 7, 2009, Michael Lesh and Erik Van Der Burg, acting jointly as the Shareholder Representatives for the former shareholders of Appriva Medical, Inc., filed a motion to amend their previously dismissed complaints in Superior Court of the State of Delaware. The amended complaint sought recovery of all of the $175 million milestone payments, as well as punitive damages. The plaintiffs asserted several claims, including breach of contract, fraudulent inducement and violation of California securities law.
On May 1, 2013, the jury returned a verdict finding that ev3 breached the merger agreement and awarded $175 million in damages plus interest to the plaintiffs. Since the jury did not find fraud, the jury did not have the option of awarding punitive damages. On August 29, 2013, the court denied our motions for judgment as a matter of law and for a new trial. We have appealed the verdict to the Delaware Supreme Court.
We are a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. We do not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on our results of operations, financial condition or cash flows.
Environmental Proceedings—We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. Liability for the sites discussed below remained with Covidien following the 2013 separation of our Pharmaceuticals business.
Mallinckrodt Appeal to Maine Board of Environmental Protection. One of our former subsidiaries, Mallinckrodt US LLC (formerly known as Mallinckrodt LLC), is a successor to a company which owned and operated a chemical manufacturing facility located in Orrington, Maine from 1967 until 1982. This facility was sold in 1982 to Hanlin Group, Inc., who then sued Mallinckrodt in 1989 alleging that Mallinckrodt had violated various environmental laws during its operation of the facility. These alleged claims were settled in 1991. Under the settlement agreement, Mallinckrodt agreed to pay certain specific costs for the completion of an environmental site investigation required by the EPA and the Maine Department of Environmental Protection (MDEP). Based on the site investigation, we submitted a Corrective Measures Study (CMS) plan and identified a preferred alternative which was submitted to the EPA and MDEP for approval in 2004. MDEP disagreed with the proposed alternative and served a compliance order on Mallinckrodt LLC and United States Surgical Corporation in December 2008. The compliance order included a directive to remove a significant volume of soils at the site. On December 19, 2008, we filed an appeal with the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order. A hearing before the Maine Board began on January 25, 2010 and concluded on February 4, 2010. On August 19, 2010, the Maine Board modified the MDEP order and issued a final order requiring removal of two landfills, capping of the remaining three landfills, installation of a groundwater extraction system and long-term monitoring of the site and the three remaining landfills.
On September 17, 2010, we appealed the final order issued by the Maine Board in Maine Superior Court. On appeal we have requested that the Superior Court invalidate the Maine Board’s final order in its entirety or in the alternative, reverse or modify the final order to eliminate the requirements that we remove one of the two landfills and recap the remaining three landfills. We also appealed certain administrative requirements of the final order. On November 1, 2012, the Superior Court affirmed the Maine Board’s final order. We have appealed the Superior Court’s decision to the Maine Supreme Judicial Court.
As of September 27, 2013, we estimate that the cost to comply with these proposed remediation alternatives at this site ranges from $94 million to $165 million. However, there are still significant uncertainties in the outcome of the pending litigation, and we continue to disagree with the level of remediation outlined in the Maine Board’s final order. At September 27, 2013, estimated future investigation and remediation costs of $94 million were accrued for this site.
Maine People’s Alliance and Natural Resources Defense Council v. Mallinckrodt. Since April 2000, Mallinckrodt has also been involved in a lawsuit filed in the U.S. District Court for the District of Maine by the Natural Resources Defense Council and the Maine People’s Alliance. Plaintiffs sought an injunction requiring us to conduct extensive studies of mercury contamination of the Penobscot River and Bay and options for remediating such contamination, and to perform appropriate remedial activities, if necessary.
On July 29, 2002, following a March 2002 trial, the District Court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that we were liable for the cost of performing a study of the river and bay. The District Court subsequently appointed an independent study panel to oversee the study and ordered us to pay costs associated with the study. The study panel conducted a Phase I study and completed a Phase II study which included several years of field work and data collection. The study panel issued the Phase II Penobscot River Mercury Study (Phase II Report) on April 17, 2013. The Phase II Report contains recommendations for a variety of potential remedial options which could be implemented individually or in a variety of combinations. The Phase II Report also includes preliminary cost estimates for the potential remedial options. These cost estimates, which the report describes as “very rough estimates of cost,” range from $25 million to $235 million, depending upon which potential option or combination of potential options are implemented, if any. The Phase II Report indicates that these costs are subject to uncertainties, and that before any remedial option is implemented, further engineering studies and engineering design work will be necessary to determine the feasibility of the proposed remedial options. We have reviewed the Phase II Report with our outside legal and technical consultants and believe there are significant problems with the conclusions and recommendations in the report. We do not believe remediation is necessary and intend to vigorously defend our position. On July 18, 2013, the District Court issued a scheduling order in this matter. Fact and expert discovery have commenced and a trial date of March 31, 2014 has been scheduled.
Remediation Cost Estimates. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 27, 2013, we concluded that it was probable that we would incur remediation costs in the range of $113 million to $186 million for the cleanup of all known sites for which the costs are currently estimable, including the Orrington, Maine site. As of September 27, 2013, we concluded that the best estimate within this range was $113 million, of which $9 million was included in accrued and other current liabilities and $104 million was included in other liabilities on our consolidated balance sheet. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial condition or cash flows.
Income Taxes—The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000, during which we were a subsidiary of Tyco International, and proposed tax adjustments. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. With respect to the outstanding issue that remains in dispute, on June 20, 2013, Tyco International advised us that it had received Notices of Deficiency from the IRS asserting that several of Tyco International’s former U.S. subsidiaries owe additional taxes of $914 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco International and its subsidiaries as they existed at that time. These amounts exclude interest, and do not reflect the impact on subsequent periods if the IRS position is ultimately proved correct. The IRS has asserted in the Notices of Deficiency that substantially all of Tyco International’s intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on Tyco International’s U.S. income tax returns totaling approximately $3.0 billion. We strongly disagree with the IRS’s proposed adjustments. On July 22, 2013, Tyco International filed a petition to the U.S. Tax Court contesting the IRS assessment. We believe there are meritorious defenses for the tax filings in question, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.

Item 4.	Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
Our executive officers as of November 21, 2013 are listed in the following table. References to Covidien include the Tyco Healthcare business which, until the 2007 separation, was part of Tyco International. The executive officers are elected annually by the board of directors to hold office for one year until their respective successors are elected and qualified, or until earlier resignation or removal. There is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. In addition, other than between Mr. Almeida and Mr. Hanson, who are brothers-in-law, there are no family relationships between any of the executive officers.

Name	Age	Position(s)
José E. Almeida	51	Chairman of the Board of Directors, President and Chief Executive Officer
Charles J. Dockendorff	59	Executive Vice President and Chief Financial Officer
James C. Clemmer	49	Senior Vice President and President, Medical Supplies
Michael P. Dunford	53	Senior Vice President, Human Resources
Bryan C. Hanson	46	Senior Vice President and Group President, Medical Devices and United States
Brian D. King	46	President, Emerging Markets
John H. Masterson	52	Senior Vice President and General Counsel
Amy A. McBride-Wendell	52	Senior Vice President, Strategy and Business Development
Michael Sgrignari	50	Senior Vice President, Quality and Operations
Peter L. Wehrly	54	Senior Vice President and Group President, Developed Markets
Richard G. Brown, Jr.	65	Vice President, Chief Accounting Officer and Corporate Controller
Eric C. Green	55	Vice President, Chief Tax Officer
Coleman N. Lannum	49	Vice President, Investor Relations
José E. Almeida—Mr. Almeida has served as the Chairman of our Board of Directors since March of 2012. He has served on our Board of Directors since becoming Covidien’s President and Chief Executive Officer in July 2011. Prior to assuming the role of President and Chief Executive Officer of Covidien, Mr. Almeida served, from October 2006 to June 2011, as the President of our Medical Devices business segment. Prior to that, from April 2004 to September 2006, Mr. Almeida was President of Covidien’s International business. From January 2003 to April 2004, Mr. Almeida was Chief Operating Officer of Greatbatch, Inc., a developer and manufacturer of power sources and components for implantable medical devices. Mr. Almeida joined the Company in 1995 as Director of Corporate Engineering and then held several positions of increasing responsibility, including Vice President of European Manufacturing and Vice President of Global Manufacturing, through December 2002.
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
Bryan C. Hanson—Mr. Hanson has been Senior Vice President and Group President, Medical Devices and United States of Covidien since October 2013. Prior to that, from July 2011 to October 2013, Mr. Hanson served as Senior Vice President and Group President for the Surgical Solutions business. Prior to that, from July 2006 to June 2011, Mr. Hanson served as President of Covidien’s Energy-based Devices business. Mr. Hanson held several other positions of increasing responsibility in sales, marketing and general management with Covidien from October 1992 to July 2006.
Brian D. King—Mr. King has been President, Emerging Markets of Covidien since October 2010. Prior to that, from April 2008 to October 2010, Mr. King served as President, Asia. Prior to that, from January 2007 to April 2008, he served as

Senior Vice President of Corporate Operations. From October 2005 to January 2007, he served as Vice President of Corporate Operations. Prior to that, from April 2004 to October 2005, he served as Vice President of Operational Excellence. Before Mr. King joined the Company, he held chief executive officer and chief operating officer roles with start-up enterprises for the oncology pharmaceutical and energy commodities sectors. He was also a General Manager for Alcoa, a wheel products company, and had worked as a Strategic Consultant for McKinsey & Co.
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
Michael Sgrignari—Mr. Sgrignari has been Senior Vice President, Quality and Operations of Covidien since July 2011. Prior to that, from May 2008 to June 2011, Mr. Sgrignari was Vice President, Operations, of Covidien’s Medical Devices business segment. Mr. Sgrignari held several other positions of increasing responsibility in engineering and operations positions with Covidien from January 1991 to May 2008.
Peter L. Wehrly—Mr. Wehrly has been Senior Vice President and Group President for the Developed Markets (Western Europe, Japan, Australia/New Zealand and Canada) businesses of Covidien since October 2013. Prior to that, from July 2011 to October 2013, Mr. Wehrly served as Senior Vice President and Group President for the Respiratory & Monitoring Solutions, Vascular Therapies and the Company’s business in Japan, Australia/New Zealand and Canada. Prior to that, from April 2009 to June 2011, Mr. Wehrly served as President of Covidien’s Respiratory & Monitoring Solutions business. Prior to joining Covidien, Mr. Wehrly was President and Chief Executive Officer of Medingo Ltd., a company that produces miniature insulin patch pumps.
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
Covidien ordinary shares are listed and traded on the New York Stock Exchange (NYSE) under the symbol “COV.” As of November 19, 2013, there were 3,563 holders of record of Covidien ordinary shares. The following tables present the high and low sales prices of Covidien ordinary shares for the periods indicated, as reported by the NYSE, in addition to the dividends declared per ordinary share during those periods. The prices below have been adjusted for the 2013 separation of Mallinckrodt plc.

Fiscal Year 2013	High	Low	Dividends
First Quarter	$55.31	$48.54	$0.260
Second Quarter	$61.84	$50.95	$0.260
Third Quarter	$62.61	$54.43	$—
Fourth Quarter	$64.10	$56.79	$0.580

Fiscal Year 2012	High	Low	Dividends
First Quarter	$44.45	$37.61	$—
Second Quarter	$50.03	$40.50	$0.450
Third Quarter	$51.12	$45.71	$—
Fourth Quarter	$55.10	$45.85	$0.485
Additional information required by this item is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends” in Item 7 of this annual report on Form 10-K.
Irish Restrictions on Import and Export of Capital
The Financial Transfers Act 1992 provides that the Irish Minister for Finance can make provision for the restriction of financial transfers between Ireland and other countries. For the purposes of this Act, “financial transfers” include all transfers which would be movements of capital or payments within the meaning of the treaties governing the European Communities if they had been made between Member States of the Communities. This Act has been used by the Minister for Finance to implement European Council Directives, which provide for the restriction of financial transfers to certain countries, organizations and people including the Al-Qaeda network and the Taliban, Afghanistan, Belarus, Burma (Myanmar), Democratic People’s Republic of Korea, Democratic Republic of Congo, Egypt, Eritrea, Iran, Iraq, Ivory Coast, Lebanon, Liberia, Libya, Republic of Guinea, Somalia, Sudan, Syria, Tunisia, Yugoslavia (Slobodan Milosevic and associated persons and certain persons indicted by the International Criminal Tribunal for the former Yugoslavia who are still at large) and Zimbabwe, and terrorist groups and persons listed under Council Implementing Regulation (EU) No. 1169/2012 (as amended).
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
Issuer Purchases of Equity Securities
The following table presents information regarding Covidien’s purchases of ordinary shares during the fourth quarter of fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
06/29/13 – 07/26/13	1,341,905	$59.18	1,341,905	$2,725,517,626
07/27/13 – 08/30/13	4,555,767	$62.12	4,555,767	$2,442,513,255
08/31/13 – 09/27/13	4,338,654	$61.18	4,338,654	$2,177,076,810
The shares included in the table above were repurchased under our $3.0 billion share repurchase program that was approved by our Board of Directors on March 21, 2013.

Item 6.	Selected Financial Data
The following table presents selected financial and other data for Covidien plc. The consolidated statement of income data set forth below for fiscal 2013, 2012 and 2011, and the consolidated balance sheet data at September 27, 2013 and September 28, 2012, are derived from our audited consolidated financial statements included elsewhere in this annual report. The consolidated balance sheet data at September 30, 2011, September 24, 2010 and September 25, 2009 are derived from our audited consolidated financial statements that are not included in this annual report. In fiscal 2013, we completed the spin off of our Pharmaceuticals business to Covidien shareholders. Accordingly, the consolidated statement of income data for fiscal 2010 and 2009 are derived from our unaudited consolidated financial statements that are not included in this annual report, as the amounts have been recast to reflect the Pharmaceuticals business as discontinued operations.
The selected historical financial data presented below should be read in conjunction with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	2013	2012	2011	2010	2009
Consolidated Statement of Income Data(1):	(Dollars in Millions, Except per Share Data)
Net sales	$10,235	$9,851	$9,607	$8,438	$7,813
Gross profit(2)	6,085	5,907	5,721	4,945	4,411
Selling, general and administrative expenses(3)	3,340	3,261	3,153	2,825	2,846
Research and development expenses(4)	508	479	412	333	386
Restructuring charges, net	105	82	114	66	34
Operating income	2,132	2,085	2,042	1,721	1,145
Interest expense, net	(192)	(191)	(184)	(179)	(151)
Other income, net(5)	89	25	22	40	145
Income from continuing operations before income taxes	2,029	1,919	1,880	1,582	1,139
Income from continuing operations	1,600	1,637	1,581	1,276	501
Consolidated Balance Sheet Data (End of Period):
Total assets	$19,918	$22,257	$20,374	$20,387	$17,139
Long-term debt	5,018	4,531	4,197	4,451	2,961
Shareholders’ equity	9,242	10,565	9,817	8,974	8,001
Share Data:
Income from continuing operations:
Basic earnings per share	$3.43	$3.40	$3.21	$2.55	$1.00
Diluted earnings per share	$3.40	$3.37	$3.18	$2.53	$0.99
Cash dividend declared per ordinary share	$1.10	$0.94	$0.83	$0.74	$0.66
Basic weighted-average number of shares outstanding	467	481	493	500	503
Diluted weighted-average number of shares outstanding	471	486	497	504	505

(1)	Fiscal 2011 includes 53 weeks. All other fiscal years above include 52 weeks.

(2)
Gross profit for fiscal 2013 includes $4 million of restructuring-related accelerated depreciation expense. Gross profit for fiscal 2012 includes $17 million of charges related to the sale of acquired inventory that had been written up to fair value upon the acquisition of a business, $15 million of inventory impairments resulting from a product discontinuance and $5 million of restructuring-related accelerated depreciation expense. Gross profit for fiscal 2011 includes $32 million of charges related to the sale of acquired inventory that had been written up to fair value upon the acquisition of a business and $2 million of restructuring-related accelerated depreciation expense. Gross profit for fiscal 2010 includes $39 million of charges related to the sale of acquired inventory that had been written up to fair value upon the acquisition of a business.

(3)
Amount for fiscal 2013 includes a charge of $4 million resulting from entering into a distribution agreement and income of $3 million resulting from adjustments to contingent consideration. Amount for fiscal 2012 includes legal charges of $49 million related to our indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh product liability claims, $20 million of transaction costs associated with acquisitions and a $3 million capital equipment impairment resulting from a product discontinuance. Amount for fiscal 2011 includes legal charges of $35 million related to our indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh products liability claims, net of insurance recoveries and shareholder settlement income. Amount for fiscal 2010 includes transaction costs of $39 million associated with acquisitions, a legal charge of $33 million related to an antitrust case and a net loss on divestitures of $25 million. Amount for fiscal 2009 includes charges of $183 million for our share of settlements of Tyco International securities cases and our portion of the estimated cost to settle all the remaining Tyco International securities cases outstanding, legal charges totaling $94 million for three antitrust cases, a charge of $71 million for the estimated additional cost to remediate environmental matters at a site located in Orrington, Maine and charges totaling $21 million related to divestitures.

(4)
Includes charges resulting from entering into license agreements of $17 million and $12 million during fiscal 2013 and 2012, respectively. Amount for fiscal 2009 includes $115 million of in-process research and development charges.

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
As discussed under “Recent Developments—Separation of Our Pharmaceuticals Business,” the historical results of operations of our Pharmaceuticals business have been presented as discontinued operations. Accordingly, our segment data has been recast to exclude our former Pharmaceuticals segment and to reallocate certain allocations previously included within this segment. Following the separation, our reportable segments are as follows:

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
Effective June 29, 2007, Covidien became the parent company owning the former healthcare businesses of Tyco International Ltd. On June 29, 2007, Tyco International distributed all of our shares, as well as the shares of its former electronics businesses (TE Connectivity Ltd.), to Tyco International shareholders (the 2007 separation).
Our consolidated financial statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Recent Developments

Separation of Our Pharmaceuticals Business—On May 23, 2013, our board of directors declared a special dividend distribution of all of the outstanding ordinary shares of Mallinckrodt plc, the company formed to hold our Pharmaceuticals business. On June 28, 2013, our shareholders received one ordinary share of Mallinckrodt for every eight ordinary shares of Covidien held at the close of business on June 19, 2013 (the 2013 separation). We have received a ruling from the U.S. Internal Revenue Service (IRS) that the separation qualifies as a tax-free distribution to us and our shareholders for U.S. federal income tax purposes. See “Discontinued Operations” for additional information.
Change in Segment Reporting Structure—Effective October 1, 2013, we realigned our operating segments such that the Medical Supplies business in Western Europe is now managed by our Medical Devices segment. Integrating these businesses allows us to better utilize internal resources and achieve cost synergies. The segment information presented herein does not reflect this change as the change was not effected internally until our first quarter of fiscal 2014.
Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, was enacted into law in the United States. This legislation imposes a 2.3% excise tax on the sale in the United States of certain medical devices by a manufacturer, producer or importer of such devices starting after December 31, 2012. During fiscal 2013, our medical device tax, which began in our second fiscal quarter, was $46 million and was included in selling, general and administrative expenses. We estimate this tax will be between $60 million and $65 million in fiscal 2014.

Strategic Acquisitions, License Agreements and Divestitures
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
Acquisitions

During fiscal 2013, we acquired the following companies:

•
Nfocus Neuromedical, Inc. (Nfocus)—a developer of neurovascular intrasaccular devices, for total consideration of $72 million ($71 million, net of cash acquired), comprised of cash of $51 million ($50 million, net of cash acquired) and the fair value of contingent consideration of $21 million. As of September 27, 2013, our maximum future contingent consideration payments associated with Nfocus totaled $45 million;

•
CV Ingenuity (CVI)—a developer of a treatment for peripheral arterial disease, for total consideration of $216 million ($211 million, net of cash acquired), comprised of cash of $115 million ($110 million, net of cash acquired) and the fair value of contingent consideration of $101 million, of which $65 million was paid during fiscal 2013. As of September 27, 2013, our maximum future contingent consideration payments associated with CVI totaled $82 million, for which we had recorded a liability of $41 million.

During fiscal 2012, we acquired the following companies:

•
MindFrame, Inc.—a designer and manufacturer of devices designed to optimize rapid perfusion and clot removal in the treatment of patients suffering from ischemic stroke, for total consideration of $76 million ($72 million, net of cash acquired), comprised of cash of $74 million ($70 million, net of cash acquired) and debt assumed of $2 million, which we subsequently repaid;

•	Oridion Systems Ltd. (Oridion)—a developer of patient monitoring systems, for $337 million of cash ($327 million, net of cash acquired);

•
superDimension, Ltd.—a developer of minimally invasive interventional pulmonology devices, for total consideration of $292 million ($284 million, net of cash acquired), comprised of cash of $249 million ($241 million, net of cash acquired); debt assumed of $21 million, which we subsequently repaid; and the fair value of contingent consideration of $22 million, of which $8 million was paid during fiscal 2013. As of September 27, 2013, our maximum future contingent consideration payments associated with superDimension totaled $42 million, for which we had recorded a liability of $9 million;

•
Newport Medical Instruments, Inc.—a designer and manufacturer of ventilators, for total consideration of $103 million ($101 million, net of cash acquired), comprised of cash of $94 million ($92 million, net of cash acquired) and debt assumed of $9 million, which we subsequently repaid;

•
Maya Medical (Maya)—a developer of a treatment for hypertension, for total consideration of $106 million, comprised of an upfront cash payment of $49 million; debt assumed of $10 million, which we subsequently repaid; and the fair value of contingent consideration of $47 million, of which $17 million was paid during fiscal 2013. As of September 27, 2013, our maximum future contingent consideration payments associated with Maya totaled $150 million, for which we had recorded a liability of $27 million;

•
BÂRRX Medical, Inc. (BÂRRX)—a developer of bipolar radiofrequency ablation devices used in the treatment of Barrett’s esophagus syndrome, for total consideration of $409 million ($393 million, net of cash acquired), comprised of cash of $338 million ($322 million, net of cash acquired) and the fair value of contingent consideration of $71 million. During fiscal 2012, we recorded an additional $4 million of contingent consideration upon the achievement of health insurance coverage targets for procedures utilizing BÂRRX devices. We paid $10 million and $50 million of this contingent consideration during fiscal 2013 and 2012, respectively. We expect to pay the remaining $15 million in fiscal 2014.

License Agreements
During fiscal 2013, we entered into an exclusive license agreement for intellectual property. As a result, we recorded research and development charges totaling $16 million, comprised of an upfront cash payment and a milestone payment. We will be required to make an additional payment under this agreement of approximately €8 million ($11 million as of

September 27, 2013) upon the first commercial sale of a product using the intellectual property. In connection with this agreement, we also committed to hiring a certain number of research and development personnel within a specified time frame.
During fiscal 2012, we entered into an exclusive license agreement which grants us product rights for two medical device patent and product candidates that are designed to remove peripheral artery blockages. This license arrangement included an upfront cash payment of $12 million, which was included in research and development expenses. During fiscal 2012, we made regulatory-related milestone payments of $15 million, which were capitalized as an intangible asset. In addition, during fiscal 2013, we made a sales milestone payment of $11 million, which was also capitalized as an intangible asset. We may be required to make additional payments of up to $39 million if certain sales milestones are achieved.
Divestiture
In October 2013, we entered into a definitive agreement to sell our biosurgery sealants product line within our Medical Devices segment for approximately $235 million in cash. In addition, we may receive up to $30 million, contingent upon the achievement of certain performance measures. This product line generated approximately $65 million of sales in fiscal 2013. We decided to sell this product line because it was not aligned with our long-term strategic objectives. The transaction is subject to customary closing conditions and is expected to close in the first half of fiscal 2014.
Covidien Business Factors Influencing the Results of Operations
Fiscal Year
We report our results based on a “52-53 week” year ending on the last Friday of September. Fiscal 2013 and 2012 consisted of 52 weeks and ended on September 27, 2013 and September 28, 2012, respectively. Fiscal 2011 ended on September 30, 2011 and consisted of 53 weeks. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will include 14 weeks, with the next such occurrence taking place in fiscal 2016.
Sales and Marketing Investment
Selling and marketing expenses increased $36 million and $67 million in fiscal 2013 and 2012, respectively. These increases resulted largely from sales force expansion in the emerging markets and increased costs resulting from acquisitions. We expect sales and marketing expenses to continue to increase over the next several years as we make investments to drive our future growth in the emerging markets.
 Research and Development Investment
Our research and development expenses increased $29 million and $67 million in fiscal 2013 and 2012, respectively. These increases primarily resulted from acquisitions, increased spending to support our growth initiatives and entering into the license agreements discussed above. We expect research and development expenditures to continue to increase over the next several years as a result of our internal research and development initiatives. We intend to focus our research and development investments in those fields that we believe will offer the greatest opportunity for growth and profitability. We are committed to investing in products that have a demonstrable clinical impact and value to the healthcare system and through which we can benefit from our core competencies and global infrastructure.
Restructuring Initiatives
In fiscal 2013, we launched a restructuring program designed to improve our cost structure. This program includes actions across our segments and corporate. Such actions include, among other things, reducing corporate expenses, expanding the use of shared services in low-cost locations, outsourcing services where appropriate, streamlining our organizational structure, consolidating manufacturing locations, consolidating and optimizing distribution centers and expanding low-cost country sourcing. We expect to incur aggregate charges between $350 million and $450 million associated with these actions. These charges, which are recorded as the specific actions required to execute on these initiatives are identified and approved, are expected to be incurred through fiscal 2018. Management is targeting savings from this program of $250 million to $300 million on an annualized basis once the program is completed. During fiscal 2013, we incurred $23 million of restructuring and related charges under this program. This program excludes restructuring actions associated with acquisitions.
In fiscal 2011, we launched a $275 million restructuring program designed to improve our cost structure. This program includes actions across all segments and corporate and excludes restructuring actions associated with acquisitions. Charges totaling approximately $50 million recorded under this program by our former Pharmaceuticals segment have been reclassified to discontinued operations. Accordingly, aggregate charges of approximately $225 million are expected to relate to our continuing operations. These charges, which are recorded as the specific actions required to execute on these initiatives are identified and approved, are expected to be incurred by the end of fiscal 2014. Savings from this program are estimated to be approximately $205 million on an annualized basis once the program is completed. As of September 27, 2013, we had incurred $176 million of net restructuring and related charges under this program since its inception.
During fiscal 2013, 2012 and 2011, we recorded net restructuring and related charges associated with all restructuring programs and acquisitions totaling $109 million, $87 million and $121 million, respectively. Additional information regarding restructuring and related charges is provided in “Results of Operations—Restructuring and related charges, net.”
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
Acquisition Transaction Costs
During fiscal 2013, we recorded $21 million of income associated with acquisitions, primarily related to an $18 million gain associated with our acquisition of CVI, which was included in other income, net. The remaining amount resulted from adjustments to contingent consideration.
During fiscal 2012, we incurred net transaction costs associated with acquisitions of $31 million. These costs consist of $20 million of charges included in selling, general and administrative expenses, primarily related to advisory and legal fees, and $17 million of charges in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition. These costs were partially offset by a $6 million gain associated with our acquisition of superDimension, which was included in other income, net.
During fiscal 2011, we incurred $32 million of charges related to the sale of acquired inventory that had been written up to fair value upon acquisition, which was included in cost of goods sold.
Product Recalls and Discontinuance
During fiscal 2012, net sales of our Duet TRSTM Universal Straight and Articulating Single Use Loading Units (Duet) declined approximately $85 million primarily as a result of recalls. These recalls also led to the discontinuance of the product, which resulted in inventory and capital equipment impairments totaling $18 million.
Currency Exchange Rates
Our results of operations are influenced by changes in the currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. The percentage of net sales by major currencies for fiscal 2013 is as follows:

U.S. dollar	55%
Euro	17
Japanese yen	9
All other	19
100%

 Results of Operations
Fiscal Years Ended 2013, 2012 and 2011
The following table presents results of operations, including percentage of net sales:

(Dollars in Millions)	2013		2012		2011
Net sales	$10,235	100.0%	$9,851	100.0%	$9,607	100.0%
Cost of goods sold	4,150	40.5	3,944	40.0	3,886	40.4
Gross profit	6,085	59.5	5,907	60.0	5,721	59.6
Selling, general and administrative expenses	3,340	32.6	3,261	33.1	3,153	32.8
Research and development expenses	508	5.0	479	4.9	412	4.3
Restructuring charges, net	105	1.0	82	0.8	114	1.2
Operating income	2,132	20.8	2,085	21.2	2,042	21.3
Interest expense	(208)	(2.0)	(206)	(2.1)	(203)	(2.1)
Interest income	16	0.2	15	0.2	19	0.2
Other income, net	89	0.9	25	0.3	22	0.2
Income from continuing operations before income taxes	2,029	19.8	1,919	19.5	1,880	19.6
Income tax expense	429	4.2	282	2.9	299	3.1
Income from continuing operations	1,600	15.6	1,637	16.6	1,581	16.5
Income from discontinued operations, net of income taxes	100	1.0	268	2.7	287	3.0
Net income	$1,700	16.6	$1,905	19.3	$1,868	19.4
Net sales—Our net sales for fiscal 2013 increased $384 million, or 3.9%, to $10.235 billion, compared with $9.851 billion in fiscal 2012. The increase in net sales was driven by sales growth within our Medical Devices segment, partially offset by unfavorable currency exchange rate fluctuations of $175 million. Additional information regarding our increases in net sales is provided in “Analysis of Operating Results by Segment.”
Our net sales for fiscal 2012 increased $244 million, or 2.5%, to $9.851 billion, compared with $9.607 billion in fiscal 2011. The increase in net sales was driven by sales growth within our Medical Devices segment, partially offset by unfavorable currency exchange rate fluctuations of $165 million. In addition, the extra selling week in fiscal 2011 had an unfavorable impact on our fiscal 2012 net sales growth.
Net sales generated by our businesses in the United States were $5.209 billion, $5.226 billion and $5.043 billion in fiscal 2013, 2012 and 2011, respectively. Our non-U.S. businesses generated net sales of $5.026 billion, $4.625 billion and $4.564 billion in fiscal 2013, 2012 and 2011, respectively. Our businesses outside the United States represented 49% of our net sales in fiscal 2013 and 47% of our net sales in both fiscal 2012 and 2011.
Sales to external customers are reflected in the regions based on the reporting entity that records the sales transaction. During fiscal 2013, our supply chain for neurovascular and peripheral products in certain regions changed such that these products are now sold through reporting entities in the respective regions rather than through a U.S. entity. Accordingly, non-U.S. sales for our Medical Devices segment for fiscal 2013 include $202 million of sales for which the corresponding sales in the prior years were included in U.S. sales.

Net sales by geographic area are shown in the following tables:

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth(3)
(Dollars in Millions)	2013	2012
United States	$5,209	$5,226	—%	—%	—%
Other Americas	661	610	8	(4)	12
Europe	2,463	2,226	11	1	10
Asia-Pacific(1)	1,902	1,789	6	(9)	15
Net Sales(2)	$10,235	$9,851	4	(2)	6

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth(3)
(Dollars in Millions)	2012	2011
United States	$5,226	$5,043	4%	—%	4%
Other Americas	610	609	—	(6)	6
Europe	2,226	2,326	(4)	(6)	2
Asia-Pacific(1)	1,789	1,629	10	2	8
Net Sales(2)	$9,851	$9,607	3	(1)	4

(1)	Includes sales to Japan which represented 10%, 11% and 10% of total net sales in fiscal 2013, 2012 and 2011, respectively.

(2)
Sales to external customers are reflected in the regions based on the reporting entity that records the transaction. U.S. sales include sales of neurovascular and peripheral products exported to customers outside the United States and invoiced in multiple currencies of approximately $115 million, $302 million and $281 million for fiscal 2013, 2012 and 2011, respectively. Accordingly, these U.S. sales are subject to the effects of changes in foreign currency exchange rates.

(3)
Operational growth is a non-GAAP financial measure, which should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.”

Cost of goods sold—Cost of goods sold was 40.5% of net sales in fiscal 2013, compared with 40.0% of net sales in fiscal 2012. The increase in cost of goods sold as a percent of net sales in fiscal 2013 primarily resulted from unfavorable currency exchange fluctuations and pricing, partially offset by a more favorable mix of businesses.
Cost of goods sold was 40.0% of net sales in fiscal 2012, compared with 40.4% of net sales in fiscal 2011. The decrease in cost of goods sold as a percent of net sales in fiscal 2012 was primarily attributable to a more favorable mix of businesses and, to a lesser extent, manufacturing cost reductions.
Selling, general and administrative expenses—Selling, general and administrative expenses in fiscal 2013 increased $79 million, or 2.4%, to $3.340 billion, compared with $3.261 billion in fiscal 2012. The increase in selling, general and administrative expenses in fiscal 2013 was largely attributable to sales force expansion, primarily in the emerging markets, as well as acquisitions, partially offset by cost savings initiatives. In addition, the medical device tax, which began during our second quarter of fiscal 2013, increased selling, general and administrative expenses by $46 million. These increases were partially offset by the absence of $49 million in legal charges related to indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh products liability cases, which was recorded during the prior year and a decrease in transaction costs associated with acquisitions. Selling, general and administrative expenses were 32.6% of net sales in fiscal 2013, compared with 33.1% of net sales in fiscal 2012. The decrease in selling, general and administrative expenses as a percent of net sales primarily resulted from the overall increase in sales coupled with cost savings initiatives in fiscal 2013.
Selling, general and administrative expenses in fiscal 2012 increased $108 million, or 3.4%, to $3.261 billion, compared with $3.153 billion in fiscal 2011. The increase in selling, general and administrative expenses in fiscal 2012 was primarily due to increased selling and marketing expenses resulting from sales force expansion, primarily in the emerging markets, and acquisitions. Selling, general and administrative expenses were 33.1% of net sales in fiscal 2012, compared with 32.8% of net sales in fiscal 2011. The increase in selling, general and administrative expenses as a percent of net sales primarily resulted from the extra selling week in fiscal 2011.
Research and development expenses—Research and development expenses increased $29 million, or 6.1%, to $508 million in fiscal 2013, compared with $479 million in fiscal 2012. This increase primarily resulted from increased spending within our Medical Devices segment largely resulting from acquisitions and, to a lesser extent, increased expenses resulting from license agreements. As a percentage of our net sales, research and development expenses were 5.0% in fiscal 2013, compared with 4.9% in fiscal 2012.
Research and development expenses increased $67 million, or 16.3%, to $479 million in fiscal 2012, compared with $412 million in fiscal 2011. The increase primarily resulted from increased spending within our Medical Devices segment resulting from acquisitions and investments made to support our growth initiatives. In addition, fiscal 2012 includes a $12 million upfront payment made in connection with a license agreement entered into by our Medical Devices segment. As a percentage of our net sales, research and development expenses were 4.9% in fiscal 2012, compared with 4.3% in fiscal 2011.
Restructuring and related charges, net—During fiscal 2013, we recorded net restructuring and related charges of $109 million, of which charges of $4 million related to accelerated depreciation and were included in cost of goods sold. The remaining $105 million primarily related to severance and employee benefit costs incurred under our 2011 program.
During fiscal 2012, we recorded net restructuring and related charges of $87 million, of which charges of $5 million related to accelerated depreciation and were included in cost of goods sold. The remaining $82 million primarily related to severance and employee benefit costs incurred under our 2011 program.
During fiscal 2011, we recorded net restructuring and related charges of $121 million, of which charges of $7 million related to accelerated depreciation and were included in cost of goods sold. The remaining $114 million primarily related to severance and employee benefit costs incurred under our 2011 and 2009 programs and the cancellation of distributor and supplier agreements associated with prior year acquisitions by our Medical Devices segment. In addition, during fiscal 2011 we reversed $22 million of restructuring reserves, primarily under our 2009 program, $10 million of which resulted from the determination that one of the restructuring actions within our Medical Supplies segment was no longer cost effective.
Operating income—In fiscal 2013, operating income increased $47 million to $2.132 billion, compared with operating income of $2.085 billion in fiscal 2012. The increase in operating income was primarily due to the gross profit resulting from increased sales volume within our Medical Devices segment and the impact of cost savings initiatives. The absence of $49 million in legal charges related to indemnification obligations for certain claims pertaining to all known pending and estimated future pelvic mesh products liability cases, which was recorded during the prior year, and a decrease in transaction costs associated with acquisitions also contributed to the increase in operating income. These increases to operating income were partially offset by unfavorable currency exchange fluctuations and increased selling, general and administrative expenses. Sales force expansion (primarily in the emerging markets), acquisitions and the medical device tax, which began in fiscal 2013, contributed to the increase in selling, general and administrative expenses.
In fiscal 2012, operating income increased $43 million to $2.085 billion, compared with operating income of $2.042 billion in fiscal 2011. The increase in operating income was primarily due to the gross profit resulting from increased sales volume within our Medical Devices segment. This increase was partially offset by a $67 million increase in research and development expenses and increased selling and marketing expenses, primarily resulting from sales force expansion and acquisitions within our Medical Devices segment.
Analysis of Operating Results by Segment
Management measures and evaluates our reportable segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and related charges; net charges associated with acquisitions and license and distribution arrangements; certain legal charges, net of insurance recoveries; and certain asset impairment charges. Although these amounts are excluded from segment operating income, they are included in reported consolidated operating income and accordingly, are included in our discussion of our consolidated results of operations.
Net sales by segment are shown in the following tables:

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth(1)
(Dollars in Millions)	2013	2012
Medical Devices	$8,489	$8,111	5%	(2)%	7%
Medical Supplies	1,746	1,740	—	—	—
	$10,235	$9,851	4	(2)	6

(1) Operational growth is a non-GAAP financial measure, which should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.”

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth(1)
(Dollars in Millions)	2012	2011
Medical Devices	$8,111	$7,829	4%	(2)%	6%
Medical Supplies	1,740	1,778	(2)	(1)	(1)
	$9,851	$9,607	3	(1)	4
Operating income by segment and as a percentage of segment net sales are shown in the following table:

	Fiscal Year
(Dollars in Millions)	2013		2012		2011
Medical Devices	$2,497	29.4%	$2,457	30.3%	$2,375	30.3%
Medical Supplies	169	9.7	212	12.2	245	13.8
Segment operating income	2,666	26.0	2,669	27.1	2,620	27.3
Unallocated amounts:
Corporate expenses	(407)		(383)		(390)
Restructuring and related charges, net	(109)		(87)		(121)
Net charges associated with acquisitions and license and distribution arrangements	(18)		(49)		(32)
Legal charges, net of insurance recoveries and shareholder settlement income	—		(47)		(35)
Impairments related to product discontinuance	—		(18)		—
Interest expense, net	(192)		(191)		(184)
Other income, net	89		25		22
Income from continuing operations before income taxes	$2,029		$1,919		$1,880
Medical Devices
Net sales for Medical Devices by groups of products and by geography for fiscal 2013 compared to fiscal 2012 are as follows:

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth(1)
(Dollars in Millions)	2013	2012
Endomechanical Instruments	$2,476	$2,336	6%	(2)%	8%
Energy Devices	1,398	1,305	7	(2)	9
Soft Tissue Repair Products	890	882	1	(1)	2
Vascular Products	1,645	1,602	3	(2)	5
Oximetry & Monitoring Products	969	867	12	(2)	14
Airway & Ventilation Products	763	743	3	(2)	5
Other Products	348	376	(7)	(5)	(2)
	$8,489	$8,111	5	(2)	7

(1) Operational growth is a non-GAAP financial measure, which should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.”

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth(1)
(Dollars in Millions)	2013	2012
United States	$3,662	$3,683	(1)%	—%	(1)%
Non-U.S.	4,827	4,428	9	(4)	13
	$8,489	$8,111	5	(2)	7

Net sales in fiscal 2013 increased $378 million, or 5%, to $8.489 billion, compared with $8.111 billion in fiscal 2012. The increase in net sales for the segment was driven by increased sales of Endomechanical Instruments, Oximetry & Monitoring Products, Energy Devices and Vascular Products. The increase in net sales for Endomechanical Instruments was primarily due to increased sales of stapling products driven by growth of our Tri-StapleTM product. In addition, the current year benefited from the Duet product recalls in the prior year and the impact of our fiscal 2012 acquisition of superDimension, which resulted in an additional $34 million in net sales. The increase in net sales of Oximetry & Monitoring was primarily due to the acquisition of Oridion in fiscal 2012, which contributed $79 million to the increase in net sales and, to a lesser extent, increased sales of pulse oximetry sensors. The increase in net sales for Energy Devices primarily resulted from higher sales volume of vessel sealing products and, to a lesser extent, the impact of our fiscal 2012 acquisition of BÂRRX, which resulted in an additional $21 million in net sales. The increase in Vascular Products net sales primarily resulted from increased sales of neurovascular, peripheral vascular and chronic venous insufficiency products, partially offset by a decrease in sales of compression and dialysis products. These increases were partially offset by the unfavorable impact of currency exchange fluctuations on the segment, which decreased net sales by $176 million.
As discussed under “Results of Operations,” during fiscal 2013, our supply chain for neurovascular and peripheral products in certain regions changed such that these products are now sold through reporting entities in the respective regions rather than through a U.S. entity. Accordingly, non-U.S. sales in fiscal 2013 include $202 million of sales for which the corresponding sales in fiscal 2012 were included within the United States.
Operating income in fiscal 2013 increased $40 million to $2.497 billion, compared with $2.457 billion in fiscal 2012. Our operating margin was 29.4% in fiscal 2013, compared with 30.3% in fiscal 2012. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above and the impact of cost savings initiatives. These increases in operating income were partially offset by increased selling, general and administrative expenses resulting from recent acquisitions, sales force expansion, primarily in the emerging markets and, to a lesser extent, the impact of the medical device tax. These increased costs, coupled with the unfavorable impact of currency exchange fluctuations, resulted in an overall decline in operating margin for the segment.
Net sales for Medical Devices by groups of products and by geography for fiscal 2012 compared to fiscal 2011 are as follows:

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth(1)
(Dollars in Millions)	2012	2011
Endomechanical Instruments	$2,336	$2,342	—%	(2)%	2%
Energy Devices	1,305	1,170	12	(2)	14
Soft Tissue Repair Products	882	900	(2)	(3)	1
Vascular Products	1,602	1,426	12	(1)	13
Oximetry & Monitoring Products	867	853	2	(1)	3
Airway & Ventilation Products	743	752	(1)	(2)	1
Other Products	376	386	(3)	(1)	(2)
	$8,111	$7,829	4	(2)	6

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth(1)
(Dollars in Millions)	2012	2011
United States	$3,683	$3,483	6%	—%	6%
Non-U.S.	4,428	4,346	2	(3)	5
	$8,111	$7,829	4	(2)	6

(1)
Operational growth is a non-GAAP financial measure, which should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.”

Net sales for fiscal 2012 increased $282 million, or 4%, to $8.111 billion, compared with $7.829 billion for fiscal 2011. Fiscal 2012 acquisitions contributed $79 million to the increase in net sales. The remaining increase in net sales for the segment was driven by Vascular Products and Energy Devices. The increase in sales for Vascular Products was primarily due to increased sales of neurovascular products and, to a much lesser extent, peripheral vascular and chronic venous insufficiency products. The increase in net sales for Energy Devices primarily resulted from higher sales volume of vessel sealing products, most notably in the United States. Increased sales of stapling devices within Endomechanical Instruments driven by growth for our Tri-StapleTM product were more than offset by the recall and discontinuance of our Duet product and decreased sales of surgical instruments. Fiscal 2012 net sales for the segment were also negatively impacted by the extra selling week in fiscal 2011 and a $152 million unfavorable impact of currency exchange fluctuations.
Operating income for fiscal 2012 increased $82 million to $2.457 billion, compared with $2.375 billion for fiscal 2011. Our operating margin was 30.3% in both fiscal 2012 and fiscal 2011. The increase in our operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed above. This increase to operating income was partially offset by an increase in selling and marketing expenses, primarily resulting from sales force expansion in the emerging markets and acquisitions, and an increase in research and development expenses to support our growth initiatives.

Medical Supplies
Net sales for Medical Supplies by groups of products for fiscal 2013 compared to fiscal 2012 are as follows:

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth(1)
(Dollars in Millions)	2013	2012
Nursing Care Products	$831	$806	3%	—%	3%
Medical Surgical Products	430	437	(2)	—	(2)
SharpSafety Products	284	288	(1)	—	(1)
Original Equipment Manufacturer (OEM) Products	201	209	(4)	—	(4)
	$1,746	$1,740	—	—	—

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth(1)
(Dollars in Millions)	2013	2012
United States	$1,547	$1,543	—%	—%	—%
Non-U.S.	199	197	1	—	1
	$1,746	$1,740	—	—	—

(1)
Operational growth is a non-GAAP financial measure, which should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.”

Net sales in fiscal 2013 increased $6 million to $1.746 billion, compared with $1.740 billion in fiscal 2012. The increase in net sales for the segment was primarily driven by increased sales of enteral feeding products within Nursing Care Products, resulting from the continued impact of the withdrawal of a competitor from the market. This increase in sales was partially offset by decreased sales across our other product lines.

Operating income in fiscal 2013 decreased $43 million to $169 million, compared with $212 million in fiscal 2012. Our operating margin was 9.7% in fiscal 2013, compared with 12.2% in fiscal 2012. The decrease in operating income and margin primarily resulted from increased manufacturing costs, pricing pressure and the impact of the medical device tax. This decrease was partially offset by the favorable sales performance for the overall segment discussed above.

Net sales for Medical Supplies by groups of products for fiscal 2012 compared to fiscal 2011 are as follows:

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth(1)
(Dollars in Millions)	2012	2011
Nursing Care Products	$806	$808	—%	(1)%	1%
Medical Surgical Products	437	441	(1)	(2)	1
SharpSafety Products	288	308	(6)	1	(7)
Original Equipment Manufacturer (OEM) Products	209	221	(5)	—	(5)
	$1,740	$1,778	(2)	(1)	(1)

	Fiscal Year		Percentage Change	Currency Impact	Operational Growth(1)
(Dollars in Millions)	2012	2011
United States	$1,543	$1,560	(1)%	—%	(1)%
Non-U.S.	197	218	(10)	(7)	(3)
	$1,740	$1,778	(2)	(1)	(1)

(1)
Operational growth is a non-GAAP financial measure, which should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.”

Net sales in fiscal 2012 decreased $38 million to $1.740 billion, compared with $1.778 billion in fiscal 2011. The decrease in net sales for the segment was primarily driven by the extra selling week in fiscal 2011, as well as a decline in sales of SharpSafety Products resulting from lower sales of sharps disposals, needles and syringes. The decrease in sales of OEM products and woundcare products within Nursing Care also contributed to the overall sales decline. These decreases in net sales were partially offset by increased sales of incontinence and enteral feeding products within Nursing Care and higher sales of electrodes within Medical Surgical Products.
Operating income in fiscal 2012 decreased $33 million to $212 million, compared with $245 million in fiscal 2011. Our operating margin was 12.2% in fiscal 2012, compared with 13.8% in fiscal 2011. The decrease in operating income and margin primarily resulted from pricing pressure and, to a much lesser extent, increased freight costs. The decrease in operating income was also attributable to increases in general and administrative expenses, primarily resulting from higher benefit costs.
Corporate
Corporate expenses were $407 million, $383 million and $390 million for fiscal 2013, 2012 and 2011, respectively. The increase in corporate expenses in fiscal 2013, compared with fiscal 2012 was primarily due to investments in information systems and related infrastructure and increases in annual equity-based compensation expense and professional fees. These increases in corporate expenses were partially offset by a decrease in expense associated with our annual incentive plan and the release of a withholdings tax reserve resulting from a statute expiration. The decrease in corporate expenses in fiscal 2012, compared with fiscal 2011, was primarily due to lower finance departmental costs and decreased legal and environmental expenses. The timing of equity-based compensation expense recognition, and an overall decrease in annual equity-based compensation expense, also contributed to the decrease in corporate expenses in fiscal 2012. These decreases were partially offset by increases in benefit costs.
Non-Operating Items
Interest Expense and Interest Income
During fiscal 2013, 2012 and 2011, interest expense was $208 million, $206 million and $203 million, respectively. The slight increase in interest expense in fiscal 2013, compared with fiscal 2012, primarily resulted from the issuance of $750 million of debt, partially offset by the $500 million repayment of lower interest rate debt, both of which occurred during the third quarter of fiscal 2013. Similarly, the slight increase in interest expense in fiscal 2012, compared with fiscal 2011, primarily resulted from the issuance of $1.25 billion of debt, partially offset by the $500 million repayment of higher interest rate debt, both of which occurred during the third quarter of fiscal 2012.
During fiscal 2013, 2012 and 2011, interest income was $16 million, $15 million and $19 million, respectively.

Other Income, net
During fiscal 2013, 2012 and 2011, we recorded other income, net of $89 million, $25 million and $22 million, respectively. Other income, net includes income and corresponding increases to our receivable from Tyco International and TE Connectivity of $71 million, $30 million and $29 million in fiscal 2013, 2012 and 2011, respectively. These amounts reflect 58% of the interest and other income tax payable amounts recorded that are subject to the Tyco tax sharing agreement discussed in note 20 to our consolidated financial statements. Other income, net in fiscal 2013 also includes a $33 million net gain on investments, a $20 million loss on the early retirement of debt associated with the extinguishment of a capital lease and a $5 million gain resulting from the demutualization of an insurance carrier. Other income, net in fiscal 2012 includes a $9 million loss on early retirement of debt, partially offset by a gain on investments, while other income, net in fiscal 2011 includes a $7 million net loss on investments.
Income Tax Expense
Income tax expense was $429 million, $282 million and $299 million on income from continuing operations before income taxes of $2.029 billion, $1.919 billion and $1.880 billion for fiscal 2013, 2012 and 2011, respectively. Our effective tax rate was 21.1%, 14.7% and 15.9% for fiscal 2013, 2012 and 2011, respectively.

The increase in our effective tax rate in fiscal 2013, compared with fiscal 2012, primarily resulted from Tyco International’s potential settlement of certain outstanding tax matters within the 2005 through 2007 audit cycle. In addition, taxable gains generated in connection with the restructuring of legal entities in advance of the 2013 separation; the favorable release of valuation allowances in connection with a tax planning initiative in the prior year; and an increase in earnings in higher tax jurisdictions contributed to the increase in our effective tax rate during fiscal 2013. These increases were somewhat offset by an unfavorable settlement reached with certain non-U.S. taxing authorities in the prior year and the retroactive re-enactment of the U.S. research and development tax credit.
The decrease in our effective tax rate in fiscal 2012, compared with fiscal 2011, primarily resulted from the implementation of tax planning strategies, including the release of certain valuation allowances. These decreases to our effective tax rate were partially offset by a favorable settlement reached with certain non-U.S. taxing authorities in fiscal 2011, compared to an unfavorable settlement reached with certain non-U.S. taxing authorities in fiscal 2012; the release of certain U.S. and non-U.S. uncertain tax positions due to statute expirations in fiscal 2011; and the expiration of the U.S. research and development credit as of December 31, 2011 and the retroactive re-enactment of the 2010 credit during the first quarter of fiscal 2011.
Discontinued Operations
Mallinckrodt—The historical results of operations of our Pharmaceuticals business have been presented as discontinued operations in the consolidated statements of income and comprehensive income. Discontinued operations includes the results of Mallinckrodt’s business except for certain corporate overhead costs and other allocations, which remain in continuing operations. Discontinued operations also includes costs we incurred to separate Mallinckrodt. The prior year consolidated balance sheet and statements of cash flows have not been adjusted to reflect the effect of the 2013 separation.
Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses—During fiscal 2013 and 2012, we recorded a tax benefit of $4 million and $12 million, respectively, related to the Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses that were sold in fiscal 2006 prior to the 2007 separation. This tax benefit resulted from statute expirations. In addition, during fiscal 2011, we recorded a $9 million tax provision in income (loss) on disposition in discontinued operations resulting from adjustments to certain income tax liabilities associated with the Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses.
Financial information—Net sales and income from Mallinckrodt’s operations and adjustments to the income (loss) recorded on prior dispositions are as follows:

(Dollars in Millions)	2013	2012	2011
Net sales	$1,618	$2,001	$1,967
Income from operations, net of tax provision of $54, $65 and $34	$98	$265	$302
Income (loss) on disposition, net of tax (benefit) provision of $(4), $(12) and $6	2	3	(15)
Income from discontinued operations, net of income taxes	$100	$268	$287

Income from operations in the table above includes costs incurred in connection with the activities taken to complete the 2013 separation and to build out Mallinckrodt’s corporate infrastructure. On a pre-tax basis, these charges totaled $127 million, $36 million and $3 million during fiscal 2013, 2012 and 2011, respectively.
In connection with the separation, we entered into a transition services agreement pursuant to which Covidien and Mallinckrodt are providing to each other, on an interim transitional basis, various services. The services generally commenced on the separation date and terminate up to 24 months following the separation, although certain services may continue for longer periods. Services provided by Covidien include certain information technology, back office support and distribution and importation services for products in certain countries outside the United States. The charges for such services are generally intended to allow the service provider to recover all out-of-pocket costs and expenses and realize a predetermined profit equal to a mark-up of such out-of-pocket expenses. Billings by Covidien under the transition services agreement are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the consolidated statement of income. The amount of profit recognized by Covidien in fiscal 2013 was insignificant. This transitional support will enable Mallinckrodt to establish its stand-alone processes for various activities that were previously provided by Covidien and does not constitute significant continuing support of Mallinckrodt’s operations.
Management’s Use of Non-GAAP Measures
Operational growth, a non-GAAP financial measure, measures the change in sales between periods using a constant currency, the exchange rate in effect during the applicable prior year period. We have provided this non-GAAP financial measure because we believe it provides meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses this non-GAAP financial measure, in addition to U.S. GAAP financial measures, to evaluate our operating results. It is also one of the performance metrics that determines management incentive compensation. This non-GAAP financial measure should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with U.S. GAAP.
Free cash flow, a non-GAAP measure, represents the cash that we have available to pursue opportunities that we believe enhance shareholder value. Management uses this non-GAAP financial measure, in addition to U.S. GAAP financial measures, to evaluate our operating results. It is also one of the performance metrics that determines management incentive compensation. This non-GAAP financial measure should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with U.S. GAAP.
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
A summary of our cash flows from operating, investing and financing activities is provided in the following table:

(Dollars in Millions)	2013	2012	2011
Net cash provided by (used in):
Operating activities	$2,095	$2,425	$2,182
Investing activities	(722)	(1,678)	(480)
Financing activities	(1,328)	(383)	(1,771)
Effect of currency exchange rate changes on cash and cash equivalents	(43)	(1)	7
Net increase (decrease) in cash and cash equivalents	$2	$363	$(62)

Operating Activities
Net cash provided by operating activities of $2.095 billion in fiscal 2013 was primarily attributable to net income, as adjusted for depreciation and amortization, partially offset by a $343 million outflow in working capital. The working capital outflow was driven largely by a $180 million increase in accounts receivable, $83 million of net indemnification activity under the Tyco tax sharing agreement and a $75 million increase in inventory, partially offset by a $122 million increase in income taxes payable. In addition, we made $50 million in voluntary pension contributions during fiscal 2013. This payment was primarily made to provide additional funding to Mallinckrodt plans prior to the 2013 separation.

Net cash provided by operating activities of $2.425 billion in fiscal 2012 was primarily attributable to net income, as adjusted for depreciation and amortization, partially offset by a net change in working capital of $232 million. The net change in working capital was driven largely by an increase in inventory of $275 million, partially offset by an increase in income taxes payable of $111 million. At the end of June 2012, we collected $248 million from the Spanish government, which related to 2011 and prior invoices. In addition, during fiscal 2012, we made net indemnification payments of $37 million related to pre-2007 separation tax matters under the Tyco tax sharing agreement.
Net cash provided by operating activities of $2.182 billion in fiscal 2011 was primarily attributable to net income, as adjusted for depreciation and amortization and deferred income taxes, partially offset by an increase of inventory of $203 million and a decrease in income taxes payable of $423 million. The decrease in income taxes payable primarily resulted from a $404 million advance payment that we made to the IRS in connection with the proposed settlements of U.S. tax audits for the years 1997 through 2004 and other non-U.S. audits. We were partially reimbursed by Tyco International and TE Connectivity for this payment under the Tyco tax sharing agreement. In addition, we made indemnification payments to Tyco International and TE Connectivity under the Tyco tax sharing agreement for tax matters in which they were the primary obligor. The total net payment made, including the advance payment to the IRS, was $248 million.

Investing Activities
Net cash used in investing activities was $722 million, $1.678 billion and $480 million in fiscal 2013, 2012 and 2011, respectively.
Acquisitions—During fiscal 2013 we paid total cash of $248 million for acquisitions, $110 million of which related to the acquisition of CVI; $88 million of which related to the acquisition of CNS Therapeutics, Inc., which was acquired by our former Pharmaceuticals segment; and $50 million of which related to the acquisition of Nfocus.
During fiscal 2012, we paid total cash of $1.134 billion for acquisitions, of which $327 million was for the acquisition of Oridion; $322 million was for the acquisition of BÂRRX; $241 million was for the acquisition of superDimension; and the remainder was for all other acquisitions.
Capital Spending—Capital expenditures were $482 million, $526 million and $467 million in fiscal 2013, 2012 and 2011, respectively. We expect capital expenditures to decrease in fiscal 2014 as a result of the 2013 separation. Capital expenditures are expected to be in the range of $375 million to $400 million in fiscal 2014.

Financing Activities
Net cash used in financing activities was $1.328 billion, $383 million and $1.771 billion in fiscal 2013, 2012 and 2011, respectively.
Debt Issuances and Repayments—As discussed in “Capitalization,” during fiscal 2013, we issued debt for net proceeds of approximately $1.629 billion, of which $886 million was issued by Mallinckrodt International Finance S.A. (MIFSA), which became a wholly-owned subsidiary of Mallinckrodt upon separation. Upon completion of the 2013 separation, we transferred to Mallinckrodt proceeds that, together with cash held by MIFSA's subsidiaries, totaled $180 million. The remaining $743 million of debt was issued by Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary of Covidien plc. We used a portion of the $743 million of proceeds to fund the redemption of all our outstanding $500 million 1.88% senior notes due June 2013. During fiscal 2013, we also used $210 million of cash to repay amounts outstanding under our commercial paper program.
During fiscal 2012, we issued debt for net proceeds of approximately $1.24 billion. We used a portion of these proceeds to fund the redemption of all of our outstanding $500 million 5.45% notes due October 2012. In addition, during fiscal 2012, we received net proceeds of $95 million from the issuance of commercial paper.
During fiscal 2011, we used $282 million of cash to repay amounts outstanding under our commercial paper program and paid $250 million upon the maturity of our 5.15% senior notes.
Share Repurchases and Option Exercises—We repurchased approximately 27 million shares for $1.7 billion in fiscal 2013, 17 million shares for $923 million in fiscal 2012 and 19 million shares for $950 million in fiscal 2011 under our share buyback programs. We also repurchased shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and to settle certain option exercises. We spent $10 million, $9 million and $5 million to acquire shares in connection with these equity-based awards during fiscal 2013, 2012 and 2011, respectively. Share repurchases were somewhat offset by proceeds from options exercises of $228 million, $241 million and $176 million in fiscal 2013, 2012 and 2011, respectively.
Dividend Payments—Dividend payments were $487 million, $434 million and $396 million in fiscal 2013, 2012 and 2011, respectively. We expect our cash dividend payments to increase in fiscal 2014 as a result of the increase in our quarterly dividend rate discussed in “Dividends.”

Free Cash Flow
We returned 105%, 56%, and 62% of our operating cash flow to shareholders in fiscal 2013, 2012 and 2011, respectively, through a combination of both dividend payments and share repurchases. Free cash flow returned to shareholders was 136%, 72%, and 79% in fiscal 2013, 2012 and 2011, respectively.
Free cash flow was $1.613 billion in fiscal 2013, compared with $1.899 billion in fiscal 2012. The $286 million decrease in free cash flow primarily resulted from the collection of $248 million of accounts receivable from the Spanish government during fiscal 2012, an increase in separation costs and the separation of our Pharmaceuticals business. In the next 12 months, we expect to make a net payment of approximately $300 million related to pre-2007 separation tax matters under the Tyco tax sharing agreement, of which approximately $250 million relates to the anticipated settlement of the 2005 through 2007 audit cycles discussed under “Commitments and Contingencies—Income Taxes.”
Free cash flow is a non-GAAP financial measure, which should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.” A reconciliation between net cash provided by operating activities (the most comparable U.S. GAAP measure) and free cash flow is as follows:

(Dollars in Millions)	2013	2012	2011
Net cash provided by operating activities	$2,095	$2,425	$2,182
Capital expenditures	(482)	(526)	(467)
Free cash flow	$1,613	$1,899	$1,715
Capitalization
Shareholders’ equity was $9.242 billion at September 27, 2013, compared with $10.565 billion at September 28, 2012. The decrease in shareholders’ equity was primarily due to the repurchase of shares of $1.710 billion and the distribution of Mallinckrodt in the amount of $1.155 billion, partially offset by net income of $1.700 billion.
The following table contains several key measures to gauge our financial condition and liquidity at the end of each fiscal year:

(Dollars in Millions)	2013	2012
Cash and cash equivalents	$1,868	$1,866
Current maturities of long-term debt	11	509
Long-term debt	5,018	4,531
Total debt	5,029	5,040
Shareholders’ equity	9,242	10,565
Debt-to-total capital ratio	35%	32%
As of September 27, 2013, our cash and cash equivalents were held principally in subsidiaries which are located throughout the world. Under current laws, substantially all of these amounts can be repatriated to our Luxembourg subsidiary, CIFSA, which is the obligor of substantially all of our debt, and to our Irish parent company; however, the repatriation of these amounts could subject us to additional tax costs. We provide for tax liabilities in our financial statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested outside of Ireland. Our current plans do not demonstrate a need to repatriate earnings that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.
On May 16, 2013, we issued $750 million aggregate principal amount of 2.95% senior notes due June 2023. The notes are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd. The net proceeds of $743 million were used to fund the redemption of all of our outstanding $500 million 1.88% senior notes due June 2013 and for general corporate purposes.
In connection with the 2013 separation, on April 11, 2013, MIFSA, previously a wholly-owned subsidiary of Covidien, issued $300 million aggregate principal amount of 3.50% senior notes due April 2018 and $600 million aggregate principal amount of 4.75% senior notes due April 2023 for aggregate net proceeds of approximately $886 million. Upon completion of the separation, MIFSA became a wholly-owned subsidiary of Mallinckrodt plc. While MIFSA retained the debt, MIFSA retained for general corporate purposes only an amount of the net proceeds that, together with cash held by its subsidiaries totaled $180 million. The remainder of the net proceeds was retained by Covidien for general corporate purposes.
We have a $1.50 billion five-year unsecured senior revolving credit facility, which expires in August 2016. In addition, we may increase this facility by up to $500 million to a maximum of $2.00 billion provided certain borrowing conditions are met. We are required to maintain an available unused balance under our $1.50 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. We had no commercial paper outstanding at September 27, 2013 and $210 million of commercial paper outstanding at September 28, 2012. No amount was outstanding under our credit facility at the end of either period.

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.
Dividends
On September 18, 2013, our board of directors increased our quarterly cash dividend from $0.26 per share to $0.32 per share. The dividend, which totaled $145 million, was paid on November 5, 2013 to shareholders of record on October 10, 2013. The timing, declaration and payment of future dividends to holders of our ordinary shares falls within the discretion of our board of directors and will depend upon many factors, including the statutory requirements of Irish law, our earnings and financial condition, the capital requirements of our businesses, industry practice and any other factors the board of directors deems relevant.
Share Repurchase Programs
We repurchase our ordinary shares from time to time based on market conditions and our cash flows to allow management to return excess cash to enhance shareholder value. During fiscal 2011, we completed our $1.0 billion share repurchase program. In August 2011, our board of directors authorized a $2.0 billion share repurchase program, which was completed during fiscal 2013. In March 2013, our board of directors authorized a $3.0 billion share repurchase program. As of September 27, 2013, $2.2 billion remained outstanding under this program.
Commitments and Contingencies
Contractual Obligations
A summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable operating leases and other obligations at September 27, 2013 is presented in the following table:

(Dollars in Millions)	Total	2014	2015	2016	2017	2018	Thereafter
Debt	$5,022	$8	$1,002	$2	$3	$1,152	$2,855
Interest payments (1)	2,298	212	212	193	193	158	1,330
Operating leases	469	115	95	78	58	40	83
Purchase obligations(2)	103	96	3	1	1	1	1
Contingent consideration	127	53	10	3	43	—	18
Unrecognized tax benefits	584	584	—	—	—	—	—
Total contractual cash obligations	$8,603	$1,068	$1,322	$277	$298	$1,351	$4,287

(1)
Interest payments are projected for future periods using the interest rates in effect as of September 27, 2013. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

(2)	Purchase obligations consist of commitments for purchases of goods and services made in the normal course of business to meet operational and capital requirements.

The table above does not include other liabilities of $1.791 billion, primarily consisting of unrecognized tax benefits for uncertain tax positions and related accrued interest and penalties, obligations under our pension plans, products liability and other legal accruals, obligations under our deferred compensation plan and environmental liabilities because the timing of their future cash outflow is uncertain. The most significant of these liabilities are discussed below.
In addition to the amount of unrecognized tax benefits reflected in the table above, at September 27, 2013, we had $758 million of unrecognized tax benefits for uncertain tax positions and $411 million of related accrued interest and penalties for which we are unable to reasonably estimate the amount and period of payment. Note 6 to our consolidated financial statements provides additional information regarding matters relating to income taxes, including unrecognized tax benefits.
We are subject to various legal proceedings and claims, including patent infringement claims, products liability matters, employment disputes, contractual disputes and other commercial disputes. As of September 27, 2013, we had accruals for products liability and other legal matters totaling $147 million, for which we had related insurance receivables of $29 million. Note 21 to our consolidated financial statements provides additional information regarding legal proceedings.
As of September 27, 2013, we had obligations under our deferred compensation plan of $122 million and net unfunded pension obligations of $140 million. While the timing and amounts of long-term funding requirements for these obligations are uncertain, in fiscal 2014, we expect to make contributions of $21 million to our pension plans and pay $4 million of deferred compensation. Note 16 to our consolidated financial statements provides additional information regarding our pension plans, including the related assumptions.
We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. These projects relate to a variety of activities, including removal of solvents, metals and other hazardous substances from soil and groundwater. The ultimate cost of cleanup and timing of future cash flows is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 27, 2013, we believe that it is probable that we will incur investigation and remedial costs of approximately $113 million, of which $9 million is included in accrued and other current liabilities and $104 million is included in other liabilities on our consolidated balance sheet at September 27, 2013. Note 21 to our consolidated financial statements provides additional information regarding environmental matters, including asset retirement obligations.
Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, products liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Further information regarding our legal proceedings is provided in note 21 to our consolidated financial statements and in “Item 3—Legal Proceedings.”
Guarantees
We have guarantee commitments and indemnifications with Tyco International and TE Connectivity, which relate to certain contingent tax liabilities. We assumed and are responsible for 42% of these liabilities. Current and non-current liabilities totaling $584 million relating to these guarantees were included on our consolidated balance sheet at September 27, 2013, a substantial portion of which is classified as non-current.
In disposing of assets or businesses, we often provide representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. Except as discussed below, we generally do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that these uncertainties would have a material adverse effect on our results of operations, financial condition or cash flows.
In connection with the sale of our Specialty Chemicals business in fiscal 2010, our former Pharmaceuticals business agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters up to a maximum of $82 million. The indemnification obligations relating to environmental, health and safety matters have a term of 17 years, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on our consolidated balance sheet at September 28, 2012 was $22 million, of which $18 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims proposed under the indemnity. We were required to pay $30 million into an escrow account as collateral for all of these indemnification obligations to the purchaser, of which $25 million remained in other assets on our consolidated balance sheet at September 28, 2012. During fiscal 2013, we transferred the liability and the funds held in escrow to Mallinckrodt in connection with the 2013 separation. CIFSA remains a guarantor of this liability; however, the value associated with the guarantee is insignificant.

In connection with the 2013 separation, Mallinckrodt assumed the tax liabilities that are attributable to its subsidiaries, which total $160 million. We have indemnified Mallinckrodt to the extent that such tax liabilities arising from periods prior to fiscal 2013 exceed $200 million, net of certain tax benefits realized. In addition, in connection with the 2013 separation, we entered into certain other guarantee commitments and indemnifications with Mallinckrodt. The values attributable to the tax indemnification and other guarantees were insignificant.
We have recorded liabilities for known indemnification obligations included as part of environmental liabilities. In addition, we are liable for product performance; however, in the opinion of management, such obligations will not significantly affect our results of operations, financial condition or cash flows.
Off-Balance Sheet Arrangements
We have facility, vehicle and equipment operating leases that expire at various dates. As of September 27, 2013, we had minimum lease payments for non-cancelable operating leases as of $469 million. In addition, as of September 27, 2013, we had various outstanding letters of credit and guarantee and surety bonds totaling $194 million, none of which were individually significant.
Income Taxes
At September 27, 2013, we are the primary obligor to the taxing authorities for $1.688 billion of tax liabilities that are recorded on our consolidated balance sheet, of which $1.364 billion relates to periods prior to our 2007 separation and which is shared with Tyco International and TE Connectivity pursuant to the Tyco tax sharing agreement. However, the actual amounts that we may be required to ultimately accrue or pay under the Tyco tax sharing agreement could vary depending upon the outcome of the unresolved tax matters, some of which may not be resolved for several years.
The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect our income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. With respect to the outstanding issue that remains in dispute, on June 20, 2013, we were advised by Tyco International that it had received Notices of Deficiency from the IRS asserting that several of Tyco International’s former U.S. subsidiaries owe additional taxes of $914 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco International and its subsidiaries as they existed at that time. These amounts exclude interest, and do not reflect the impact on subsequent periods if the IRS position is ultimately proved correct. The IRS has asserted in the Notices of Deficiency that substantially all of Tyco International’s intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on Tyco International’s U.S. income tax returns totaling approximately $3.0 billion. We strongly disagree with the IRS’s proposed adjustments. On July 22, 2013, Tyco International filed a petition to the U.S. Tax Court contesting the IRS assessment. We believe there are meritorious defenses for the tax filings in question, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
No payments with respect to these matters or any additional matters that may be raised by the U.S. Tax Court would be required until the dispute is definitively resolved, which, based on the experience of other companies, could take several years. While we believe that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a material adverse effect on our consolidated financial statements. In particular, if the IRS is successful in asserting its claim, it would likely assert that approximately $6.6 billion of interest deductions with respect to Tyco International’s intercompany debt in subsequent time periods should also be disallowed.
The IRS continues to audit certain of Tyco International’s U.S. federal income tax returns for the years 2001 through 2004 and 2005 through 2007 audit cycles. Tyco International and the IRS have entered into settlements related to certain outstanding tax matters arising in these audit cycles, which otherwise remain open and subject to examination and resolution of other matters.
In connection with the anticipated settlement of the 2005 through 2007 audit cycle, we estimate that we will be required to make a payment to the IRS in fiscal 2014 of $540 million, including interest of $166 million. This amount is included in current income taxes payable on the consolidated balance sheet. Pursuant to the Tyco tax sharing agreement, we estimate that we will receive reimbursement payments totaling $287 million from Tyco International and TE Connectivity, which is included in the current due from former parent and affiliate. We will also be required to reimburse Tyco International and TE Connectivity for our portion of their settlements, which is estimated to be $11 million.

The resolution of tax matters arising from the 1997 through 2007 U.S. audits, non-U.S. audits and other settlements or statute of limitations expirations, could result in a significant change in our unrecognized tax benefits. We estimate that within the next 12 months, our liability related to uncertain tax positions, excluding interest, could decrease by as much as $424 million primarily as a result of the anticipated partial settlement of the 2005 through 2007 audit cycle.
In addition, pursuant to the terms of the Tyco tax sharing agreement, we have recorded a current and non-current receivable from Tyco International and TE Connectivity of $668 million as of September 27, 2013. This amount primarily reflects 58% of our contingent tax liabilities that are subject to the Tyco tax sharing agreement. If Tyco International and TE Connectivity default on their obligations to us under the Tyco tax sharing agreement, however, we would be liable for the entire amount of such liabilities. Additional information regarding the Tyco tax sharing agreement is provided in note 20 to our consolidated financial statements.
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
Our aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy and Portugal and as a percent of our total outstanding accounts receivable at the end of each fiscal year are as follows:

(Dollars in Millions)	2013	2012	2011
Accounts receivable, net in Spain, Italy and Portugal	$406	$391	$563
Percentage of total accounts receivable, net	27%	23%	32%

Net sales to customers in Spain, Italy and Portugal totaled $606 million, $587 million and $668 million in fiscal 2013, 2012 and 2011, respectively. At the end of June 2012, we collected $248 million from the Spanish government, which related to 2011 and prior invoices. Accounts receivable, net in Spain, Italy and Portugal over 365 days past due were $54 million and $28 million as of September 27, 2013 and September 28, 2012, respectively.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.
Revenue Recognition—We recognize revenue for product sales when title and risk of loss have transferred from us to the buyer, which may be upon shipment or upon delivery to the customer site, based on contract terms or legal requirements in non-U.S. jurisdictions.
We sell products both direct to end user customers and through distributors who resell the products to end user customers. Rebates are provided to certain distributors that sell to end user customers at prices determined in accordance with a contract between us and the end user customer. Provisions for rebates, as well as sales discounts and returns, are accounted for as a reduction of sales when revenue is recognized and are included in the reserve for returns, rebates and sales allowances within accounts receivable trade on our consolidated balance sheets. We estimate rebates based on sales terms, historical experience and trend analyses. In estimating rebates, we consider the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analyses, contractual commitments, including stated rebate rates, and other relevant information. We adjust reserves to reflect differences between estimated and actual experience, and record such adjustment as a reduction of sales in the period of adjustment. Historical adjustments to recorded reserves have not been significant and we do not expect significant revisions of these estimates in the future. Rebates charged against gross sales in fiscal 2013, 2012 and 2011 amounted to $2.363 billion, $2.418 billion, and $2.264 billion, respectively.
Goodwill—In performing goodwill assessments, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. Since judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated. We calculate our goodwill valuations using an income approach based on the present value of future cash flows of each reporting unit. This approach incorporates many assumptions including future growth rates, discount factors and income tax rates. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods.
We test goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. We utilize a two-step approach. The first step requires a comparison of the carrying value of the reporting units to the fair value of these units. We estimate the fair value of our reporting units through internal analyses and valuation, using an income approach based on the present value of future cash flows. If the carrying value of a reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying value. To determine the implied fair value of goodwill, we allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill. The results of our annual goodwill impairment test for fiscal 2013 showed that the fair value of each of our reporting units significantly exceeded their respective carrying values.
Other Intangible Assets—Intangible assets primarily consist of completed technology, customer relationships, trademarks and in-process research and development (IPR&D). We record intangible assets at cost and amortize certain of such assets using the straight-line method over five to forty years. We review intangible assets for impairment by comparing the fair value of the assets, estimated using an income approach, with their carrying value. If the carrying value exceeds the fair value of the intangible asset, the amount recognized for impairment is equal to the difference between the carrying value of the asset and the present value of future cash flows. We assess the remaining useful life and the recoverability of finite-lived intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment at least annually.
The valuation of IPR&D is determined using the discounted cash flow method. In determining the value of IPR&D, we consider, among other factors, the stage of completion of the projects, the technological feasibility of the projects, whether the projects have an alternative future use and the estimated residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives. The discount rate used is determined at the time of acquisition and includes a rate of return which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized. The value attributable to IPR&D projects at the time of acquisition is capitalized as an intangible asset. Note 3 to our consolidated financial statements provides additional information regarding our IPR&D projects.
Contingent Consideration—In connection with acquisitions, we may be required to pay future consideration that is contingent upon the achievement of certain milestones, such as revenue, regulatory or commercialization based milestones. As of the acquisition date, we recorded contingent liabilities representing the estimated fair value of the contingent consideration we expected to pay. We remeasure these liabilities each reporting period and record changes in the fair value in our consolidated statements of income. Increases or decreases in the fair value of the contingent consideration liability can result from such things as changes in the timing, expected probability and/or amount of revenue estimates or changes in the expected probability and/or timing of achieving regulatory, commercialization or other milestones, as well as changes in discount rates and periods. During fiscal 2013, we recorded income of $3 million representing the decrease in the estimated fair value of these obligations. During fiscal 2012 and 2011, we recorded expense of $5 million and $4 million, respectively, representing the increases in the estimated fair value of these obligations.

Contingencies—We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including patent infringement, products liability and environmental matters, as further discussed in note 21 to our consolidated financial statements. Accruals recorded for various contingencies including legal proceedings, self-insurance and other claims, are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel, internal and/or external technical consultants and actuarially determined estimates. When a range is established but a best estimate cannot be made, we record the minimum loss contingency amount, which could be zero. An estimate is often initially developed substantially earlier than the ultimate loss is known and is reevaluated each accounting period. As information becomes known, additional loss provision is recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount. We record receivables from third-party insurers up to the amount of the related liability when we have determined that existing insurance policies will provide reimbursement. In making this determination, we consider applicable deductibles, policy limits and the historical payment experience of the insurance carriers. Receivables are not netted against the related liabilities for financial statement presentation.
Pension Benefits—Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. For our U.S. plans, we use a broad population of Moody’s AA-rated corporate bonds to determine the discount rate assumption. All bonds are non-callable, denominated in U.S. dollars and have a minimum amount outstanding of $250 million. This population of bonds was used to generate a yield curve and associated spot rate curve, to discount the projected benefit payments for the U.S. plans. The discount rate is the single level rate that produces the same result as the spot rate curve. For our non-U.S. plans, the discount rate is generally determined by reviewing country-specific and region-specific government and corporate bond interest rates. A decrease in the discount rate increases the present value of pension benefit obligations and increases pension expense. A 50 basis point decrease in the discount rate would increase our present value of pension obligations by approximately $37 million.
We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. In determining the expected return on pension plan assets, we consider the relative weighting of plan assets by class and individual asset class performance expectations as provided by external advisors in reaching our conclusions on appropriate assumptions. Our overall investment objective is to obtain a long-term return on plan assets that is consistent with the level of investment risk that is considered appropriate. Investment risks and returns are reviewed regularly against benchmarks to ensure objectives are being met. A 50 basis point decrease in the expected long-term return on plan assets would increase our annual pension expense by approximately $3 million.
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
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state, federal and international pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses.
We determine whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the uncertainty. To the extent a full benefit is not realized on the uncertain tax position, an income tax liability is established. We adjust these liabilities as a result of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is significantly different from our current estimate of the tax liabilities. A significant portion of our potential tax liabilities are recorded in non-current income taxes payable on our consolidated balance sheets as payment is not expected within one year.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes, however, which would have a material adverse effect on our results of operations, financial condition or cash flows.
We have recorded significant valuation allowances in certain jurisdictions, which we intend to maintain until it appears to be more likely than not that some or all of those deferred tax assets will be realized. Our valuation allowances for deferred tax assets of $6.069 billion and $5.708 billion at September 27, 2013 and September 28, 2012, respectively, relate principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. Included in the valuation allowance at September 27, 2013 and September 28, 2012 is $5.767 billion and $5.405 billion, respectively, substantially all of which represents a full valuation allowance against certain non-U.S. net operating losses recorded in fiscal 2008 as a result of the receipt of a favorable tax ruling. It is highly unlikely that any of this net operating loss will be utilized.
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

Foreign Currency Exposures
Foreign currency risk arises from our investments in affiliates and subsidiaries owned and operated in foreign countries. Such risk is also a result of transactions with customers in countries outside the United States. We use foreign currency exchange forward and option contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions denominated in certain foreign currencies. Based on a sensitivity analysis of our existing contracts, a 10% appreciation of the U.S. dollar from market rates would increase the unrealized value of contracts on our consolidated balance sheet by $77 million and $54 million as of September 27, 2013 and September 28, 2012, respectively. A 10% depreciation of the U.S. dollar would decrease the unrealized value of contracts on our consolidated balance sheet by $94 million and $65 million as of September 27, 2013 and September 28, 2012, respectively. However, such gains or losses on these contracts would ultimately be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Item 8.	Financial Statements and Supplementary Data
The following consolidated financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for fiscal years ended September 27, 2013, September 28, 2012 and September 30, 2011
Consolidated Statements of Comprehensive Income for fiscal years ended September 27, 2013, September 28, 2012 and September 30, 2011
Consolidated Balance Sheets at September 27, 2013 and September 28, 2012
Consolidated Statements of Shareholders’ Equity for fiscal years ended September 27, 2013, September 28, 2012 and September 30, 2011
Consolidated Statements of Cash Flows for fiscal years ended September 27, 2013, September 28, 2012 and September 30, 2011
Notes to Consolidated Financial Statements
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
Management assessed the effectiveness of our internal control over financial reporting as of September 27, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment, we believe that our internal controls over financial reporting were effective as of September 27, 2013.
Our internal control over financial reporting as of September 27, 2013 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements included in this annual report on Form 10-K. Their report is also included in this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 27, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information concerning Directors, including committees of our board of directors, may be found under the captions “Proposal One—Election of Directors,” “Board of Directors and Board Committees,” and “Corporate Governance,” in our definitive proxy statement for our 2014 Annual General Meeting of Shareholders (2014 Proxy Statement). Such information is incorporated herein by reference. Information regarding our executive officers is included at the end of Part 1 of this annual report on Form 10-K. The information in the 2014 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding shareholder communications with our board of directors may be found under the caption “Corporate Governance” in our 2014 Proxy statement and is incorporated herein by reference.
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
Information concerning executive compensation may be found under the captions “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our 2014 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in our 2014 Proxy Statement set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” is incorporated herein by reference.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(4)
Equity compensation plans approved by security holders	17,062,389	$44.33	56,886,209
Equity compensation plans not approved by security holders	—	—	—
Total	17,062,389	$44.33	56,886,209

(1) As of September 27, 2013, there were 13,368,868 ordinary shares to be issued upon exercise of outstanding options with a weighted-average exercise price of $44.34; 3,653,674 ordinary shares to be issued upon settlement of restricted stock units, performance share units and accompanying dividend equivalent units granted pursuant to our amended and restated Stock and Incentive Plan; and 39,847 ordinary shares to be issued upon exercise of outstanding options with a weighted-average exercise price of $40.63 pursuant to the Covidien Savings Related Share Plan.
(2) This table does not include information regarding options converted from Tyco International Ltd. awards in connection with our 2007 separation. We did not assume any equity compensation plans from Tyco International, and no grants of Covidien equity may be made pursuant to any Tyco International plans. As of September 27, 2013, there were 1,005,518 ordinary shares to be issued upon exercise of these converted options with a weighted-average exercise price of $39.11.
(3) Does not take into account restricted stock units and performance share units, which do not have an exercise price.
(4) As of September 27, 2013, there were 52,909,458 ordinary shares available for issuance pursuant to our amended and restated Stock and Incentive Plan, 3,063,259 ordinary shares available for issuance pursuant to the Covidien Employee Stock Purchase Plan and 913,492 ordinary shares available for issuance pursuant to the Covidien Savings Related Share Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information in our 2014 Proxy Statement set forth under the captions “Transactions with Related Persons” and “Corporate Governance—Independence of Nominees for Director” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information in our 2014 Proxy Statement set forth under the captions “Proposal Two—Appointment of Independent Auditors and Authorization of the Audit Committee to Set Their Remuneration,” “Audit and Audit Committee Matters” is incorporated herein by reference.

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

2.2
Separation and Distribution Agreement between Covidien plc and Mallinckrodt plc, dated June 28, 2013 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2013).

3.1	Memorandum and Articles of Association, as amended March 20, 2013 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013).

3.2	Certificate of Incorporation of Covidien plc (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

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

4.1(i)
Eighth Supplemental Indenture, dated as of May 16, 2013, among Covidien International Finance S.A. (as Issuer), Covidien Ltd. (as Guarantor), Covidien plc (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2013).

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

10.5	Covidien Stock and Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013).(1)

10.6	Covidien Employee Stock Purchase Plan (as amended and restated) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).(1)

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

10.10
Covidien Severance Plan for U.S. Officers and Executives, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2010).(1)

10.11
Covidien Change in Control Severance Plan for Certain U.S. Officers and Executives, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013).(1)

10.12	Covidien Supplemental Savings and Retirement Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 26, 2010).(1)

10.13	Founders’ Grant Standard Option Terms and Conditions for Directors (Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on July 5, 2007).(1)

10.14
Form of Deed of Indemnification by and between Covidien plc and Covidien plc’s Directors and Secretary (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on August 5, 2013).

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

10.19
Form of Terms and Conditions of Performance Unit Award FY11-FY13 Asia Growth Incentive (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on November 22, 2011).(1) (2)

10.20	Amended Terms and Conditions of Performance Unit Awards FY11-FY13 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013).(1)

10.21	Amended Terms and Conditions of Performance Unit Awards FY12-FY14 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013).(1)

10.22	Amended Terms and Conditions of Performance Unit Awards FY13-FY15 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013).(1)

10.23	Tax Matters Agreement between Covidien plc and Mallinckrodt plc, dated June 28, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2013).

10.24
Employee Matters Agreement between Covidien plc and Mallinckrodt plc, dated June 28, 2013 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 1, 2013).

10.25
Transition Services Agreement between Covidien plc and Mallinckrodt plc, dated June 28, 2013 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 1, 2013).

10.26	Form of Indemnification Agreement between Covidien Ltd. and Covidien plc’s Directors and Secretary (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed on August 5, 2013).

21.1	Subsidiaries of the registrant (filed herewith).

23.1	Consent of Deloitte and Touche LLP (filed herewith).

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials from the Covidien plc annual report on Form 10-K for the fiscal year ended September 27, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity (v) the Consolidated and Statements of Cash Flows and (vi) related notes.

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
Charles J. Dockendorff Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 21, 2013
We, the undersigned officers and directors of Covidien plc, hereby severally constitute and appoint John H. Masterson to sign for us and in our names in the capacities indicated below, any and all amendments to the report on Form 10-K filed herewith, and to file the same, with all exhibits thereto and other documents in connection therewith, in each case, with the Securities and Exchange Commission, and generally to do all such things in our names and on our behalf in our capacities consistent with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/S/ JOSÉ E. ALMEIDA	Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 21, 2013
José E. Almeida

/S/ CHARLES J. DOCKENDORFF	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 21, 2013
Charles J. Dockendorff

/S/ RICHARD G. BROWN, JR.	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	November 21, 2013
Richard G. Brown, Jr.

/S/ JOY A. AMUNDSON	Director	November 21, 2013
Joy A. Amundson

/S/ CRAIG ARNOLD	Director	November 21, 2013
Craig Arnold

/S/ ROBERT H. BRUST	Director	November 21, 2013
Robert H. Brust

Name	Title	Date

/S/ CHRISTOPHER J. COUGHLIN	Director	November 21, 2013
Christopher J. Coughlin

/S/ RANDALL J. HOGAN, III	Director	November 21, 2013
Randall J. Hogan, III

/S/ MARTIN D. MADAUS	Director	November 21, 2013
Martin D. Madaus

/S/ DENNIS H. REILLEY	Director	November 21, 2013
Dennis H. Reilley

/S/ JOSEPH A. ZACCAGNINO	Director	November 21, 2013
Joseph A. Zaccagnino

COVIDIEN PLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Covidien plc:
We have audited the accompanying consolidated balance sheets of Covidien plc and subsidiaries (collectively the “Company”) as of September 27, 2013 and September 28, 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended September 27, 2013. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company’s internal control over financial reporting as of September 27, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 27, 2013 and September 28, 2012, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 27, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in note 1 to the consolidated financial statements, in 2012, the Company changed its presentation of comprehensive income to conform to new authoritative guidance issued by the Financial Accounting Standards Board.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
November 21, 2013

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended September 27, 2013, September 28, 2012 and September 30, 2011
(in millions, except per share data)

	2013	2012	2011
Net sales	$10,235	$9,851	$9,607
Cost of goods sold	4,150	3,944	3,886
Gross profit	6,085	5,907	5,721
Selling, general and administrative expenses	3,340	3,261	3,153
Research and development expenses	508	479	412
Restructuring charges, net	105	82	114
Operating income	2,132	2,085	2,042
Interest expense	(208)	(206)	(203)
Interest income	16	15	19
Other income, net	89	25	22
Income from continuing operations before income taxes	2,029	1,919	1,880
Income tax expense	429	282	299
Income from continuing operations	1,600	1,637	1,581
Income from discontinued operations, net of income taxes	100	268	287
Net income	$1,700	$1,905	$1,868
Basic earnings per share:
Income from continuing operations	$3.43	$3.40	$3.21
Income from discontinued operations	0.22	0.56	0.58
Net income	3.64	3.96	3.79
Diluted earnings per share:
Income from continuing operations	$3.40	$3.37	$3.18
Income from discontinued operations	0.21	0.55	0.58
Net income	3.61	3.92	3.76
Weighted-average number of shares outstanding:
Basic	467	481	493
Diluted	471	486	497
Cash dividends declared per ordinary share	$1.10	$0.94	$0.83
See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years Ended September 27, 2013, September 28, 2012 and September 30, 2011
(in millions)

	2013	2012	2011
Net income	$1,700	$1,905	$1,868
Income from discontinued operations, net of income taxes	(100)	(268)	(287)
Income from continuing operations	1,600	1,637	1,581
Currency translation adjustments	(42)	(86)	24
Unrecognized gain on derivatives	7	4	7
Unrecognized gain (loss) on benefit plans	15	(8)	4
Other comprehensive (loss) income from continuing operations, net of income taxes	(20)	(90)	35
Comprehensive income from continuing operations, net of income taxes	1,580	1,547	1,616
Comprehensive income from discontinued operations, net of income taxes	92	245	300
Comprehensive income	$1,672	$1,792	$1,916
See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED BALANCE SHEETS
At September 27, 2013 and September 28, 2012
(in millions, except share data)

	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$1,868	$1,866
Accounts receivable trade, less allowance for doubtful accounts of $38 and $40	1,526	1,702
Inventories	1,352	1,772
Due from former parent and affiliate	293	5
Prepaid expenses and other current assets (including $75 due from Mallinckrodt at September 27, 2013)	372	337
Deferred income taxes	456	590
Total current assets	5,867	6,272
Property, plant and equipment, net	2,012	2,872
Goodwill	8,172	8,542
Intangible assets, net	2,687	3,085
Due from former parent and affiliate	375	609
Other assets	805	877
Total Assets	$19,918	$22,257
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$11	$509
Accounts payable	501	589
Accrued and other current liabilities (including $55 due to Mallinckrodt at September 27, 2013)	1,586	1,761
Income taxes payable	541	53
Total current liabilities	2,639	2,912
Long-term debt	5,018	4,531
Income taxes payable	1,147	1,696
Guaranteed contingent tax liabilities	571	585
Deferred income taxes	605	828
Other liabilities	696	1,140
Total Liabilities	10,676	11,692
Commitments and contingencies (note 21)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 489,032,186 and 520,943,253 issued	97	104
Ordinary shares held in treasury at cost; 36,258,061 and 48,774,997	(2,210)	(2,368)
Additional paid-in capital	7,549	7,179
Retained earnings	3,514	5,365
Accumulated other comprehensive income	292	285
Total Shareholders’ Equity	9,242	10,565
Total Liabilities and Shareholders’ Equity	$19,918	$22,257
See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Fiscal Years Ended September 27, 2013, September 28, 2012 and September 30, 2011
(in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number	Par Value	Number	Amount
Balance at Balance at September 24, 2010	507	$101	(12)	$(484)	$6,563	$2,444	$350	$8,974
Net income	—	—	—	—	—	1,868	—	1,868
Other comprehensive income, net of income taxes	—	—	—	—	—	—	48	48
Dividends declared	—	—	—	—	—	(404)	—	(404)
Repurchase of shares	—	—	(19)	(955)	—	—	—	(955)
Share options exercised	5	2	—	3	182	—	—	187
Vesting of restricted shares	1	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	99	—	—	99
Issuance and transfer of shares to treasury	1	—	(1)	—	—	—	—	—
Balance at Balance at September 30, 2011	514	103	(32)	(1,436)	6,844	3,908	398	9,817
Net income	—	—	—	—	—	1,905	—	1,905
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(113)	(113)
Dividends declared	—	—	—	—	—	(448)	—	(448)
Repurchase of shares	—	—	(17)	(932)	—	—	—	(932)
Share options exercised	6	1	—	—	248	—	—	249
Vesting of restricted shares	1	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	87	—	—	87
Balance at Balance at September 28, 2012	521	104	(49)	(2,368)	7,179	5,365	285	10,565
Net income	—	—	—	—	—	1,700	—	1,700
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(28)	(28)
Distribution to Mallinckrodt	—	—	—	—	—	(1,190)	35	(1,155)
Dividends declared	—	—	—	—	—	(509)	—	(509)
Repurchase of shares	—	—	(27)	(1,710)	—	—	—	(1,710)
Retirement of treasury shares	(40)	(8)	40	1,868	—	(1,860)	—	—
Share options exercised	6	1	—	—	267	—	—	268
Vesting of restricted shares	2	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	105	—	—	105
Other	—	—	—	—	(2)	8	—	6
Balance at Balance at September 27, 2013	489	$97	(36)	$(2,210)	$7,549	$3,514	$292	$9,242
See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended September 27, 2013, September 28, 2012 and September 30, 2011
(in millions)

	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$1,700	$1,905	$1,868
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	642	633	599
Equity-based compensation	105	87	99
Deferred income taxes	(51)	(54)	100
Provision for losses on accounts receivable and inventory	70	50	73
(Gain) loss on investments, net	(33)	(5)	7
Loss on extinguishment of debt	20	9	—
Other non-cash items	(15)	32	16
Changes in assets and liabilities, net of the effects of acquisitions and divestiture:
Accounts receivable, net	(180)	24	(9)
Inventories	(75)	(275)	(203)
Accounts payable	12	2	(13)
Income taxes	122	111	(423)
Accrued and other liabilities	(7)	(32)	69
Other	(215)	(62)	(1)
Net cash provided by operating activities	2,095	2,425	2,182
Cash Flows From Investing Activities:
Capital expenditures	(482)	(526)	(467)
Acquisitions, net of cash acquired	(248)	(1,134)	(13)
Acquisition of licenses and technology	(33)	(52)	(6)
Sale of investments	49	31	17
Purchase of investments	(16)	(12)	(19)
Other	8	15	8
Net cash used in investing activities	(722)	(1,678)	(480)
Cash Flows From Financing Activities:
Net (repayment) issuance of commercial paper	(210)	95	(282)
Issuance of debt	1,629	1,240	—
Repayment of debt	(545)	(557)	(258)
Dividends paid	(487)	(434)	(396)
Repurchase of shares	(1,710)	(932)	(955)
Proceeds from exercise of share options	228	241	176
Transfer of cash and cash equivalents to Mallinckrodt	(180)	—	—
Payment of contingent consideration	(95)	(47)	(71)
Other	42	11	15
Net cash used in financing activities	(1,328)	(383)	(1,771)
Effect of currency rate changes on cash	(43)	(1)	7
Net increase (decrease) in cash and cash equivalents	2	363	(62)
Cash and cash equivalents at beginning of year	1,866	1,503	1,565
Cash and cash equivalents at end of year	$1,868	$1,866	$1,503
Supplementary Cash Flow Information:
Interest paid	$206	$210	$209
Income taxes paid, net of refunds	$408	$278	$675
See Notes to Consolidated Financial Statements.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation—The accompanying financial statements reflect the consolidated operations of Covidien plc, a company incorporated in Ireland, and its subsidiaries. The consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates.
Separation from Tyco International Ltd.—Effective June 29, 2007, Covidien became the parent company owning the former healthcare businesses of Tyco International Ltd. On June 29, 2007, Tyco International distributed all of its shares of Covidien, as well as its shares of its former electronics businesses (TE Connectivity Ltd.), to Tyco International shareholders (the 2007 separation).
Separation of Mallinckrodt plc—On May 23, 2013, Covidien’s board of directors declared a special dividend distribution of all of the outstanding ordinary shares of Mallinckrodt plc, the company formed to hold Covidien’s Pharmaceuticals business. On June 28, 2013, Covidien shareholders received one ordinary share of Mallinckrodt for every eight ordinary shares of Covidien held at the close of business on June 19, 2013 (the 2013 separation). Covidien has received a ruling from the U.S. Internal Revenue Service (IRS) that the separation qualifies as a tax-free distribution to Covidien and its shareholders for U.S. federal income tax purposes.
Fiscal Year—The Company reports its results based on a “52-53 week” year ending on the last Friday of September. Fiscal 2013 and 2012 consisted of 52 weeks and ended on September 27, 2013 and September 28, 2012, respectively. Fiscal 2011 ended on September 30, 2011 and consisted of 53 weeks. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will include 14 weeks, with the next such occurrence taking place in fiscal 2016.
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
The Company sells products both direct to end user customers and through distributors who resell the products to end user customers. Rebates are provided to certain distributors that sell to end user customers at prices determined in accordance with a contract between the Company and the end user customer. Provisions for rebates, as well as sales discounts and returns, are accounted for as a reduction of sales when revenue is recognized and are included in the reserve for returns, rebates and sales allowances within accounts receivable trade on the consolidated balance sheets. Rebates are estimated based on sales terms, historical experience and trend analyses. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific sales trend analyses, contractual commitments, including stated rebate rates, and other relevant information. The Company adjusts reserves to reflect differences between estimated and actual experience, and records such adjustment as a reduction of sales in the period of adjustment. Rebates charged against gross sales amounted to $2.363 billion, $2.418 billion and $2.264 billion in fiscal 2013, 2012 and 2011, respectively.
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Advertising—Advertising costs are expensed when incurred and are included in selling, general and administrative expenses. Advertising expense included in continuing operations was $60 million, $55 million and $57 million in fiscal 2013, 2012 and 2011, respectively.
Currency Translation—For the Company’s non-U.S. subsidiaries that transact in a functional currency other than U.S. dollars and do not operate in highly inflationary environments, assets and liabilities are translated into U.S. dollars using fiscal year-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during the related month. The net effect of these translation adjustments is shown in the consolidated financial statements as a component of accumulated other comprehensive income. For subsidiaries operating in highly inflationary environments or where the functional currency is different from local currency, non-monetary assets and liabilities are translated at the rate of exchange in effect on the date the assets were acquired or assumed, while monetary assets and liabilities are translated at fiscal year-end exchange rates. Translation adjustments of these subsidiaries are included in net income. Gains and losses resulting from foreign currency transactions are also included in net income.
Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with maturities of three months or less from the time of purchase to be cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts—Trade accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts reflects an estimate of losses inherent in the Company’s accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence. Accounts receivable are written off when management determines they are uncollectible.
Inventories—Inventories are recorded at the lower of cost or market value, primarily using the first-in, first-out convention. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors.
Property, Plant and Equipment—Property, plant and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Depreciation for property, plant and equipment assets, other than land and construction in progress, is based upon the following estimated useful lives, using the straight-line method:

Buildings	10 to 40 years
Leasehold improvements	Lesser of expected remaining term of lease or economic useful life of asset
Machinery and equipment	3 to 15 years
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The valuation of in-process research and development (IPR&D) is determined using the discounted cash flow method. In determining the value of IPR&D, the Company considers, among other factors, the stage of completion of the projects, the technological feasibility of the projects, whether the projects have an alternative future use and the estimated residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives. The discount rate used is determined at the time of acquisition and includes a rate of return which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized.
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
In connection with acquisitions, the Company may be required to pay future consideration that is contingent upon the achievement of certain milestones, such as revenue, regulatory or commercialization based milestones. As of the acquisition date, the Company records a contingent liability representing the estimated fair value of the contingent consideration that it expects to pay. The Company remeasures these liabilities each reporting period and records changes in the fair value in the consolidated statement of income. A contingent payment is classified as a financing activity in the consolidated statement of cash flows to the extent it was recorded as a liability as of the acquisition date. Any additional amount paid in excess of the amount initially accrued is classified as an operating activity in the consolidated statement of cash flows.
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
Intangible assets acquired in a business combination are recorded at fair value, while intangible assets acquired in other transactions are recorded at cost. Intangible assets with finite useful lives are amortized using the straight-line method over the following estimated useful lives of the assets:

Completed technology	10 to 20 years
Customer relationships	7 to 30 years
Other	5 to 40 years
Amortization expense related to completed technology and certain other intangible assets is included in cost of goods sold, while amortization expense related to intangible assets that contribute to the Company’s ability to sell, market and distribute products is included in selling, general and administrative expenses. The Company reviews intangible assets for impairment by comparing the fair value of the assets, estimated using an income approach, with their carrying value. If the carrying value exceeds the fair value of the intangible asset, the amount recognized for impairment is equal to the difference between the carrying value of the asset and the present value of future cash flows. The Company assesses the remaining useful

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

life and the recoverability of finite-lived intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment at least annually.
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
Contingencies—The Company is subject to various legal proceedings that arise in the ordinary course of business, including patent infringement, products liability and environmental matters. The Company records accruals for contingencies when it is probable the liability has been incurred and the amount can be reasonably estimated. The Company discounts environmental liabilities using a risk-free rate of return when the obligation is fixed or reasonably determinable. The impact of the discount was not material in any period presented. Legal fees, other than those pertaining to environmental matters, are expensed as incurred. Insurance recoveries related to potential claims are recognized up to the amount of the recorded liability when coverage is confirmed and the estimated recoveries are probable of payment. These recoveries are not netted against the related liabilities for financial statement presentation.
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
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across the Company’s global operations. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is significantly different from current estimates of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when it is determined that the liabilities are no longer necessary. A significant portion of these potential tax liabilities are recorded in non-current income taxes payable on the consolidated balance sheets as payment is not expected within one year.
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
2. Discontinued Operations
Mallinckrodt—The historical results of operations of Covidien’s Pharmaceuticals business have been presented as discontinued operations in the consolidated statements of income and comprehensive income. Discontinued operations includes the results of Mallinckrodt’s business except for certain corporate overhead costs and other allocations, which remain in continuing operations. Discontinued operations also includes costs incurred by Covidien to separate Mallinckrodt. The prior year consolidated balance sheet and statements of cash flows have not been adjusted to reflect the effect of the 2013 separation.
Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses—During fiscal 2013 and 2012, the Company recorded a tax benefit of $4 million and $12 million, respectively, related to the Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses that were sold in fiscal 2006 prior to the 2007 separation. This tax benefit resulted from statute expirations. In addition, during fiscal 2011, the Company recorded a $9 million tax provision in income (loss) on disposition of discontinued operations resulting from adjustments to certain income tax liabilities associated with the Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses.
Financial information—Net sales and income from Mallinckrodt’s operations and adjustments to the income (loss) recorded on prior dispositions are as follows:

(Dollars in Millions)	2013	2012	2011
Net sales	$1,618	$2,001	$1,967
Income from operations, net of tax provision of $54, $65 and $34	$98	$265	$302
Income (loss) on disposition, net of tax (benefit) provision of $(4), $(12) and $6	2	3	(15)
Income from discontinued operations, net of income taxes	$100	$268	$287
Income from operations in the table above includes costs incurred in connection with the activities taken to complete the 2013 separation and to build out Mallinckrodt’s corporate infrastructure. On a pre-tax basis, these charges totaled $127 million, $36 million and $3 million, during fiscal 2013, 2012 and 2011, respectively.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the assets and liabilities transferred to Mallinckrodt in connection with the 2013 separation:

(Dollars in Millions)
Cash and cash equivalents	$180
Accounts receivable trade, net	324
Inventories	423
Prepaid expenses and other current assets	59
Deferred income taxes (current)	128
Property, plant and equipment, net	978
Goodwill	532
Intangible assets, net	431
Other assets	236
Total assets	3,291
Accounts payable	97
Accrued and other current liabilities	297
Income taxes payable (current)	38
Long-term debt	919
Income taxes payable (non-current)	122
Deferred income taxes (non-current)	286
Other liabilities	377
Total liabilities	2,136
Net assets transferred to Mallinckrodt	$1,155
In addition to the net assets presented in the table above, $35 million of accumulated other comprehensive income, net of income taxes, primarily related to pension and other postretirement benefit plans and currency translation, was transferred to Mallinckrodt.
In connection with the separation, the Company entered into a transition services agreement pursuant to which Covidien and Mallinckrodt are providing to each other, on an interim transitional basis, various services. The services generally commenced on the separation date and terminate up to 24 months following the separation, although certain services may continue for longer periods. Services provided by Covidien include certain information technology, back office support and distribution and importation services for products in certain countries outside the United States. The charges for such services are generally intended to allow the service provider to recover all out-of-pocket costs and expenses and realize a predetermined profit equal to a mark-up of such out-of-pocket expenses. Billings by Covidien under the transition services agreement are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the consolidated statement of income. The amount of profit recognized by the Company in fiscal 2013 was insignificant. This transitional support will enable Mallinckrodt to establish its stand-alone processes for various activities that were previously provided by Covidien and does not constitute significant continuing support of Mallinckrodt’s operations.
3. Acquisitions and License Agreements
Fiscal 2013 Acquisitions
Nfocus Neuromedical, Inc.—On February 19, 2013, the Company’s Medical Devices segment acquired all of the outstanding equity of Nfocus Neuromedical, Inc. (Nfocus), a developer of neurovascular intrasaccular devices, for total consideration of $72 million ($71 million, net of cash acquired). The total consideration was comprised of cash of $51 million ($50 million, net of cash acquired) and the fair value of contingent consideration of $21 million. This contingent consideration, which could total a maximum of $45 million, is discussed further in note 15. The acquisition of Nfocus complements and expands the Company’s vascular product portfolio.
CV Ingenuity—On January 10, 2013, the Company’s Medical Devices segment acquired all of the remaining outstanding equity of CV Ingenuity (CVI), a developer of a treatment for peripheral arterial disease, for total consideration of $216 million ($211 million, net of cash acquired). The total consideration was comprised of cash of $115 million ($110 million, net of cash acquired) and the fair value of contingent consideration of $101 million, of which $65 million was paid in fiscal 2013. As of

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2013, the Company’s maximum potential future contingent consideration payments associated with CVI totaled $82 million, for which the Company had recorded a liability of $41 million. Additional information regarding this contingent consideration is provided in note 15. The acquisition of CVI complements and expands the Company’s vascular product portfolio.
Fair Value Allocation of Assets Acquired and Liabilities Assumed—The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed for CVI and Nfocus:

(Dollars in Millions)	CVI	Nfocus	Total
Deferred tax assets (current)	$6	$2	$8
Other current assets	4	2	6
Intangible assets	122	45	167
Goodwill (non-tax deductible)	117	30	147
Other assets	1	—	1
Total assets acquired	250	79	329
Contingent consideration (current)	61	—	61
Other current liabilities	3	12	15
Contingent consideration (non-current)	40	21	61
Deferred tax liabilities (non-current)	31	(5)	26
Total liabilities assumed	135	28	163
Net assets acquired	$115	$51	$166
In-process Research and Development—Intangible assets acquired consist of $122 million of in-process research and development related to the acquisition of CVI and $45 million of in-process research and development related to the acquisition of Nfocus. The $122 million of in-process research and development for CVI relates to a drug coated balloon platform to be used in the treatment of peripheral arterial disease. The $45 million of in-process research and development for Nfocus relates to a mesh basket implant product used in the treatment of brain aneurysms. As of each acquisition date, development, testing, clinical trials and regulatory approvals were required in order to bring these products to market. As of September 27, 2013, the Company estimates that the total cost to complete the peripheral arterial disease product will be $62 million. The Company expects to receive all regulatory approvals for this product by 2017. The estimated total cost to complete the product used in the treatment of brain aneurysms is insignificant. Regulatory approvals for this product are expected to be received by 2018. The Company determined the valuation of each in-process research and development project using management’s estimate of future revenue and expected profitability of the products after taking into account an estimate of future expenses necessary to bring the products to completion. These projected cash flows were then discounted to their present values using discount rates which were considered commensurate with the risks and stages of development of the respective products. Discount rates of 13% and 19% were used for the peripheral arterial disease and brain aneurysm products, respectively.
Goodwill—The technologies offered by CVI and Nfocus contributed to acquisition prices in excess of the fair values of net assets acquired, which resulted in the establishment of goodwill.
As of September 27, 2013, the Company had not yet finalized its deferred tax assets and liabilities for the CVI acquisition, the impact of which is not expected to have a significant effect on the Company’s financial condition.
Financial Results and Acquisition-Related Costs—The amount of net sales, earnings and transaction and integration costs associated with the acquisitions discussed above included in the Company’s results for the fiscal year September 27, 2013 were insignificant.
Unaudited Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the acquisitions of CVI and Nfocus had been completed as of the beginning of fiscal 2012.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma financial information is based on the historical financial information for Covidien, CVI and Nfocus and reflects the following pro forma adjustments:

•	A decrease in interest income for cash used to fund the acquisitions;

•	Elimination of direct acquisition transaction costs and restructuring charges in fiscal 2013 and inclusion of such items in fiscal 2012;

•	Elimination of the Company’s gain associated with the acquisition of CVI in fiscal 2013 and inclusion of such gain in fiscal 2012;

•	Tax impact of all of the above adjustments; and

•
Elimination of the historical income tax expense for each of the acquired companies and inclusion of income tax expense on the historical results of each of the acquired companies using the respective jurisdictional tax rates.

(Dollars in Millions, Except per Share Data)	2013	2012
Net sales	$10,235	$9,851
Income from continuing operations	1,581	1,628
Net income	1,681	1,896
Basic earnings per share:
Income from continuing operations	$3.39	$3.38
Net income	3.60	3.94
Diluted earnings per share:
Income from continuing operations	$3.36	$3.35
Net income	3.57	3.90
The unaudited pro forma financial information above is not indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of fiscal 2012, or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of these companies.
Fiscal 2012 Acquisitions
MindFrame, Inc.—On July 2, 2012, the Company’s Medical Devices segment acquired all of the outstanding equity of MindFrame, Inc., a designer and manufacturer of devices designed to optimize rapid perfusion and clot removal in the treatment of patients suffering from ischemic stroke, for total consideration of $76 million ($72 million, net of cash acquired). The total consideration was comprised of cash of $74 million ($70 million, net of cash acquired) and debt assumed of $2 million, which was subsequently repaid. The acquisition of MindFrame broadens the Company’s product offerings for the treatment of acute ischemic stroke.
Oridion Systems Ltd.—On June 26, 2012, the Company’s Medical Devices segment acquired all of the outstanding equity of Oridion Systems Ltd. (Oridion), a developer of patient monitoring systems, for cash of $337 million ($327 million, net of cash acquired). The acquisition of Oridion complements the Company’s existing product portfolio of pulse oximeters and monitoring products.
superDimension, Ltd.—On May 15, 2012, the Company’s Medical Devices segment acquired all of the remaining outstanding equity of superDimension, Ltd., a developer of minimally invasive interventional pulmonology devices, for total consideration of $292 million ($284 million, net of cash acquired). The total consideration was comprised of cash of $249 million ($241 million, net of cash acquired); debt assumed of $21 million, which was subsequently repaid; and the fair value of contingent consideration of $22 million, of which $8 million was paid in fiscal 2013. As of September 27, 2013, the Company’s maximum potential future contingent consideration payments associated with superDimension were $42 million. Additional information regarding this contingent consideration is provided in note 15. The acquisition of superDimension allows the Company to deliver more comprehensive solutions in the evaluation and treatment of lung disease.
Newport Medical Instruments, Inc.—On May 1, 2012, the Company’s Medical Devices segment acquired all of the outstanding equity of Newport Medical Instruments, Inc. (Newport), a designer and manufacturer of ventilators, for total consideration of $103 million ($101 million, net of cash acquired). The total consideration was comprised of cash of $94 million ($92 million, net of cash acquired) and debt assumed of $9 million, which was subsequently repaid. The acquisition of Newport complements the Company’s existing portfolio of acute care and home care ventilation solutions and broadens the Company’s ventilation platforms.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maya Medical—On April 20, 2012, the Company’s Medical Devices segment acquired all of the outstanding equity of Maya Medical (Maya), a developer of a treatment for hypertension, for total consideration of $106 million. The total consideration was comprised of cash of $49 million; debt assumed of $10 million, which was subsequently repaid; and the fair value of contingent consideration of $47 million, of which $17 million was paid in fiscal 2013. As of September 27, 2013, the Company’s maximum potential future contingent consideration payments associated with the Maya acquisition were $150 million. Additional information regarding this contingent consideration is provided in note 15. The acquisition of Maya expands the Company’s ability to treat vascular diseases by allowing it to enter the hypertension market.
BÂRRX Medical, Inc.—On January 5, 2012, the Company’s Medical Devices segment acquired all of the outstanding equity of BÂRRX Medical, Inc. (BÂRRX), a developer of bipolar radiofrequency ablation devices used in the treatment of Barrett’s esophagus syndrome, for total consideration of $409 million ($393 million, net of cash acquired). The total consideration was comprised of a cash payment of $338 million ($322 million, net of cash acquired) and the fair value of contingent consideration of $71 million, which could total a maximum of $75 million. The Company paid $10 million and $50 million of this contingent consideration in fiscal 2013 and 2012, respectively. The acquisition of BÂRRX expands the Company’s ability to treat gastrointestinal diseases.
Fair Value Allocation of Assets Acquired and Liabilities Assumed—The following amounts represent the final fair value of the identifiable assets acquired and liabilities assumed:

(Dollars in Millions)	Oridion	superDimension	BÂRRX	All Other	Total
Deferred tax assets (current)	$1	$33	$28	$9	$71
Other current assets(1)	64	18	28	37	147
Intangible assets	142	84	139	127	492
Goodwill (non-tax deductible)	177	226	265	193	861
Other assets	7	2	1	8	18
Total assets acquired	391	363	461	374	1,589
Contingent consideration (current)	—	11	56	20	87
Other current liabilities	16	50	6	30	102
Contingent consideration (non-current)	—	11	15	40	66
Deferred tax liabilities (non-current)	36	14	46	26	122
Other liabilities	2	28	—	10	40
Total liabilities assumed	54	114	123	126	417
Net assets acquired	$337	$249	$338	$248	$1,172

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

The benefits of adding a key capnography monitoring technology that monitors the adequacy of ventilation to the Company’s oximetry and monitoring product portfolio contributed to an acquisition price in excess of the fair value of net assets acquired for Oridion, which resulted in the establishment of goodwill. Similarly, the benefits of adding the i·Logic™ System, which facilitates the evaluation of lung lesions, to the Company’s endomechanical device product portfolio contributed to an acquisition price in excess of the fair value of net assets acquired for superDimension, which resulted in the establishment of goodwill. Finally, the benefits of adding a clinically proven radiofrequency ablation device to the Company’s surgical energy device product portfolio contributed to an acquisition price in excess of the fair value of net assets acquired for BÂRRX, which resulted in the establishment of goodwill. As high growth companies, each of these acquisitions commanded a purchase price premium. The synergies expected to result from combining infrastructures and leveraging operational expenses also contributed to the establishment of goodwill for each of these acquisitions.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Results—The amount of net sales and earnings included in the Company’s fiscal 2012 results for each of the acquisitions discussed above were as follows:

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

Transaction costs were included in selling, general and administrative expenses and primarily consisted of advisory and legal fees. Inventory charges were included in cost of goods sold and resulted from the sale of acquired inventory that had been written up to fair value upon acquisition. In addition to these acquisition-related costs, during fiscal 2012, the Company recorded a $6 million gain associated with the acquisition of superDimension, which was included in other income, net and $5 million of integration costs, which were included in restructuring charges, net.
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

•	Elimination of the Company’s gain associated with the acquisition of superDimension in fiscal 2012 and inclusion of such gain in fiscal 2011;

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Tax impact of all of the above adjustments; and

•
Elimination of the historical income tax expense for each of the acquired companies and inclusion of income tax expense on the historical results of each of the acquired companies using the respective jurisdictional tax rates.

(Dollars in Millions, Except per Share Data)	2012	2011
Net sales	$9,958	$9,778
Income from continuing operations	1,627	1,527
Net income	1,896	1,815
Basic earnings per share:
Income from continuing operations	$3.38	$3.10
Net income	3.94	3.68
Diluted earnings per share:
Income from continuing operations	$3.35	$3.07
Net income	3.90	3.65
The unaudited pro forma financial information above is not indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of fiscal 2011 or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of these companies.
License Agreements
On July 11, 2013, the Company’s Medical Devices segment entered into an exclusive license agreement for intellectual property. During fiscal 2013, the Company recorded research and development charges totaling $16 million associated with this agreement, comprised of an upfront cash payment and a milestone payment. Covidien will be required to make an additional payment of approximately €8 million ($11 million as of September 27, 2013) upon the first commercial sale of a product using the intellectual property. In connection with this agreement, the Company also committed to hiring a certain number of research and development personnel within a specified time frame.
In addition, on June 20, 2013, the Company's Medical Devices segment entered into a separate license agreement for intellectual property. This license arrangement included an upfront cash payment of $15 million, which was capitalized as an intangible asset.
On January 17, 2012, the Company’s Medical Devices segment entered into an exclusive license agreement which grants Covidien product rights for two medical device patent and product candidates that are designed to remove peripheral artery blockages. This license arrangement included an upfront cash payment of $12 million, which was included in research and development expenses. During fiscal 2012, the Company made regulatory-related milestone payments of $15 million, which were capitalized as an intangible asset. In addition, during fiscal 2013, the Company made a sales milestone payment of $11 million, which was also capitalized as an intangible asset. Covidien may be required to make additional payments of up to $39 million if certain sales milestones are achieved.
4. Restructuring and Related Charges, Net
In fiscal 2013, the Company launched a restructuring program designed to improve the Company’s cost structure. This program includes actions across the Company’s segments and corporate. Such actions include, among other things, reducing corporate expense, expanding the use of shared services in low-cost locations, outsourcing services where appropriate, streamlining the Company’s organizational structure, consolidating manufacturing locations, consolidating and optimizing distribution centers and expanding low-cost country sourcing. The Company expects to incur aggregate charges between $350 million and $450 million associated with these actions. These charges, which are recorded as the specific actions required to execute on these initiatives are identified and approved, are expected to be incurred through fiscal 2018. This program excludes restructuring actions associated with acquisitions.
In fiscal 2011, the Company launched a $275 million restructuring program designed to improve the Company’s cost structure. This program includes actions across all segments and corporate and excludes restructuring actions associated with acquisitions. Charges totaling approximately $50 million recorded under this program by the Company’s former Pharmaceuticals segment have been reclassified to discontinued operations. Accordingly, aggregate charges of approximately $225 million are expected to relate to the Company’s continuing operations. These charges, which are recorded as the specific

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

actions required to execute on these initiatives are identified and approved, are expected to be incurred by the end of fiscal 2014.
In fiscal 2009, the Company launched a $200 million restructuring program which was also designed to improve the Company’s cost structure. Charges recorded under the 2009 program by the Company’s former Pharmaceuticals segment totaled approximately $40 million and have been reclassified to discontinued operations. Accordingly, aggregate charges of approximately $160 million under the 2009 are expected to relate to the Company’s continuing operations. The Company recorded charges as the specific actions required to execute on these initiatives were identified and approved. A few projects remain open under the 2009 program. This program excludes restructuring actions associated with acquisitions.
Net restructuring and related charges recognized in continuing operations, including actions associated with acquisitions, by segment are as follows:

(Dollars in Millions)	2013	2012	2011
Medical Devices	$91	$78	$112
Medical Supplies	11	3	1
Corporate	7	6	8
Restructuring and related charges, net	109	87	121
Less: accelerated depreciation	(4)	(5)	(7)
Restructuring charges, net	$105	$82	$114

Net restructuring and related charges recognized in continuing operations are comprised of the following:

(Dollars in Millions)	2013	2012	2011
Acquisition-related restructuring actions	$9	$17	$30
2013 program	23	—	—
2011 program	71	63	42
2009 and prior programs	6	7	49
Restructuring and related charges, net	109	87	121
Less: non-cash charges, including accelerated depreciation	(8)	(9)	(16)
Total charges expected to be settled in cash	$101	$78	$105
The following table summarizes cash activity for restructuring reserves related to acquisitions:

(Dollars in Millions)	Employee Severance and Benefits	Other	Total
Balance at September 24, 2010	$9	$2	$11
Charges(1)	11	20	31
Changes in estimate	(2)	(1)	(3)
Cash payments	(8)	(19)	(27)
Balance at September 30, 2011	10	2	12
Charges(2)	9	10	19
Changes in estimate	(2)	(1)	(3)
Cash payments	(6)	(4)	(10)
Other	—	1	1
Balance at September 28, 2012	11	8	19
Charges(3)	5	6	11
Changes in estimate	(1)	(1)	(2)
Cash payments	(9)	(7)	(16)
Balance at September 27, 2013	$6	$6	$12

(1)	Substantially all of the amounts included in other charges for fiscal 2011 relate to the cancellation of distributor and supplier agreements.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Substantially all of the amounts included in other charges for fiscal 2012 relate to facility closures.

(3)	Amounts included in other charges for fiscal 2013 relate to the cancellation of distributor and supplier agreements and facility closures.
The following table summarizes cash activity for restructuring reserves related to the 2013, 2011, and 2009 and prior programs, substantially all of which relates to employee severance and benefits:

(Dollars in Millions)	2013 Program	2011 Program	2009 and Prior Programs	Total
Balance at September 24, 2010	$—	$—	$66	$66
Charges	—	47	59	106
Changes in estimate	—	—	(21)	(21)
Cash payments	—	(1)	(52)	(53)
Currency translation	—	(1)	—	(1)
Balance at September 30, 2011	—	45	52	97
Charges	—	75	3	78
Changes in estimate	—	(2)	(4)	(6)
Cash payments	—	(41)	(18)	(59)
Currency translation	—	(1)	—	(1)
Balance at September 28, 2012	—	76	33	109
Charges	23	89	1	113
Changes in estimate	—	(18)	(3)	(21)
Cash payments	(1)	(76)	(6)	(83)
Currency translation	—	2	—	2
Transfer of liabilities to Mallinckrodt	—	(10)	—	(10)
Balance at September 27, 2013	$22	$63	$25	$110
During fiscal 2011, the Company reversed $22 million of restructuring reserves primarily under the 2009 program, $10 million of which resulted from the determination that one of the restructuring actions within the Medical Supplies segment was no longer cost effective.
Net restructuring and related charges, including associated asset impairments, incurred cumulative to date under the 2013, 2011 and 2009 programs are as follows:

(Dollars in Millions)	2013 Program	2011 Program	2009 Program
Medical Devices	$11	$163	$71
Medical Supplies	4	2	57
Corporate	8	11	10
Total	$23	$176	$138
In addition, net restructuring and related charges incurred cumulative to date for actions associated with acquisitions by the Company’s Medical Devices segment were $76 million.
At the end of fiscal 2013 and 2012, restructuring reserves are reported on the Company’s consolidated balance sheets as follows:

(Dollars in Millions)	2013	2012
Accrued and other current liabilities	$109	$89
Other liabilities	13	39
Restructuring reserves	$122	$128

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Other Income, Net
Other income, net was comprised of the following:

(Dollars in Millions)	2013	2012	2011
Income under Tyco tax sharing agreement (note 20)	$71	$30	$29
Gain (loss) on investments, net	33	4	(7)
Loss on early retirement of debt	(20)	(9)	—
Gain on demutualization of insurance carrier	5	—	—
Other income, net	$89	$25	$22
Income under Tyco tax sharing agreement represents the increase to the receivable from Tyco International and TE Connectivity. These amounts reflect 58% of the interest and other income tax payable amounts recorded during each period that are subject to the Tyco tax sharing agreement.
During fiscal 2013, the Company recorded a net gain on investments primarily associated with its acquisition of CVI and the sale of an investment. In addition, the Company paid $41 million in connection with the extinguishment of a capital lease during fiscal 2013, which resulted in a $20 million loss on the early retirement of debt.
6. Income Taxes
Significant components of income taxes related to continuing operations are as follows:

(Dollars in Millions)	2013	2012	2011
Current:
United States:
Federal	$196	$234	$46
State	12	15	1
Non-U.S.	136	122	150
Current income tax provision	344	371	197
Deferred:
United States:
Federal	57	(104)	96
State	(4)	4	20
Non-U.S.	32	11	(14)
Deferred income tax provision (benefit)	85	(89)	102
Income tax expense	$429	$282	$299
Non-U.S. income from continuing operations before income taxes was $1.496 billion, $1.445 billion and $1.591 billion in fiscal 2013, 2012 and 2011, respectively.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes on continuing operations is as follows:

(Dollars in Millions)	2013	2012	2011
Notional U.S. federal income taxes at the statutory rate	$710	$672	$658
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	5	16	30
Rate differences between non-U.S. and U.S. jurisdictions(1)	(488)	(444)	(455)
Valuation allowances	11	(67)	7
Adjustments to accrued income tax liabilities and uncertain tax positions	129	77	40
Withholding tax, net	14	7	8
Legal entity restructuring	33	—	—
Other	15	21	11
Provision for income taxes	$429	$282	$299

(1)	Excludes non-deductible charges and other items that are broken out separately in the table.
At the end of fiscal 2013 and 2012, income taxes receivable (payable), prepaid income taxes and deferred income tax charges are reported in the following consolidated balance sheet accounts in the amounts shown:

(Dollars in Millions)	2013	2012
Prepaid expenses and other current assets	$62	$74
Other assets	294	167
Income taxes payable (current)	(541)	(53)
Income taxes payable (non-current)(2)	(1,147)	(1,696)
	$(1,332)	$(1,508)

(2)	Non-current income taxes payable also includes anticipated refunds and other items not related to uncertain tax positions.
The following table summarizes the activity related to the Company’s unrecognized tax benefits, excluding interest:

(Dollars in Millions)	2013	2012	2011
Balance at beginning of fiscal year	$1,425	$1,466	$1,553
Additions related to current year tax positions	37	28	27
Additions related to prior period tax positions	96	67	101
Reductions related to prior period tax positions	(11)	(25)	(139)
Settlements	(19)	(91)	(56)
Lapse of statute of limitations	(8)	(20)	(20)
Transfer to Mallinckrodt	(82)	—	—
Balance at end of fiscal year	1,438	1,425	1,466
Cash advance paid in connection with proposed settlements	(262)	(262)	(262)
Balance at end of fiscal year, net of cash advance paid	$1,176	$1,163	$1,204
 During fiscal 2011, the Company made a $404 million advance payment to the IRS in connection with the proposed settlement of certain tax matters arising from the 1997 through 2000 and 2001 through 2004 U.S. audit cycles. This payment was comprised of $262 million of tax, $137 million of interest and $5 million of penalties. Note 21 provides additional information regarding the Company’s income tax contingencies.
As of September 27, 2013, September 28, 2012 and September 30, 2011, the Company had unrecognized tax benefits that would impact the effective tax rate if recognized of $1.238 billion, $1.199 billion and $1.256 billion, respectively. The Company recognized $87 million, $48 million and $55 million of interest and penalties in continuing operations during fiscal 2013, 2012 and 2011, respectively. The Company had $577 million and $548 million for the payment of interest and penalties

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accrued at September 27, 2013 and September 28, 2012, respectively. The resolution of tax matters arising from the 1997 through 2007 U.S. audits, non-U.S. audits and other settlements or statute of limitations expirations, could result in a significant change in the Company’s unrecognized tax benefits. The Company estimates that within the next 12 months, its liability related to uncertain tax positions, excluding interest, could decrease by as much as $424 million primarily as a result of the anticipated partial settlement of the 2005 through 2007 U.S. audit cycle, which is discussed in note 21.
As of September 27, 2013, a summary of tax years that remain subject to examination in the Company’s major tax jurisdictions are as follows:

Jurisdiction	Earliest Year Open
United States—federal and state	1996
Australia	2009
Canada	2005
France	2008
Germany	2010
Ireland	2008
Italy	2005
Japan	2007
Mexico	2005
Netherlands	2008
Switzerland	2004
United Kingdom	2011

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred tax asset (liability) at the end of each fiscal year are as follows:

(Dollars in Millions)	2013	2012
Deferred tax assets:
Accrued liabilities and reserves	$348	$453
Tax loss and credit carryforwards	6,212	5,934
Inventories	56	100
Postretirement benefits	36	126
Federal and state benefit of uncertain tax positions	277	270
Deferred compensation	82	91
Other	75	122
	7,086	7,096
Deferred tax liabilities:
Property, plant and equipment	(138)	(289)
Intangible assets	(833)	(975)
Investment in partnership	(37)	(175)
	(1,008)	(1,439)
Net deferred tax asset before valuation allowances	6,078	5,657
Valuation allowances	(6,069)	(5,708)
Net deferred tax asset (liability)	$9	$(51)

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes are reported in the following consolidated balance sheet accounts in the amounts shown:

(Dollars in Millions)	2013	2012
Deferred income taxes (current assets)	$456	$590
Other assets	163	193
Accrued and other current liabilities	(5)	(6)
Deferred income taxes (non-current liabilities)	(605)	(828)
Net deferred tax asset (liability)	$9	$(51)
At September 27, 2013, the Company had approximately $21.303 billion of net operating loss carryforwards in certain non-U.S. jurisdictions, of which $20.259 billion have no expiration, and the remaining $1.044 billion will expire in future years through 2033. Included in these net operating loss carryforwards are $19.737 billion of net operating losses related to a subsidiary of the Company, substantially all of which were recorded in fiscal 2008 as a result of the receipt of a favorable tax ruling from certain non-U.S. taxing authorities. The Company has recorded a full valuation allowance against these net operating losses as management believes that it is more likely than not that these net operating losses will not be utilized. The Company had $245 million of U.S. federal net operating loss carryforwards and $46 million of U.S. federal capital loss carryforwards at September 27, 2013, which will expire during fiscal 2014 through 2032. For U.S. state purposes, the Company had $760 million of net operating loss carryforwards and $8 million of capital loss carryforwards at September 27, 2013, which will expire during fiscal 2014 through 2033.
At September 27, 2013, the Company also had $42 million of tax credits available to reduce future income taxes payable, primarily in jurisdictions within the United States, of which $26 million have no expiration, and the remainder expire during fiscal 2014 through 2033.

The valuation allowances for deferred tax assets of $6.069 billion and $5.708 billion at September 27, 2013 and September 28, 2012, respectively, relate principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The $361 million increase in the Company’s valuation allowance during fiscal 2013 was primarily due to the impact of currency translation. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.
At September 27, 2013, the Company had certain potential non-U.S. tax attributes that had not been recorded in the consolidated financial statements, including $13.217 billion of non-U.S. special deductions with an indefinite carryforward period. The Company has treated these amounts as special deductions for financial statement purposes since utilization is contingent upon the annual performance of certain economic factors. The Company intends to recognize the applicable portion of the special deduction annually at an estimated tax rate of between 1% and 3% when and if these economic factors are met.
During fiscal 2013, 2012 and 2011, the Company provided for U.S. and non-U.S. income and withholding taxes in the amount of $15 million, $7 million and $6 million, respectively, on earnings that were or are intended to be repatriated. In general, the remaining earnings of the Company’s subsidiaries are considered to be permanently reinvested. Income taxes are not provided on undistributed earnings of U.S. and non-U.S. subsidiaries that are either indefinitely reinvested or can be distributed on a tax free basis. As of September 27, 2013 and September 28, 2012, the cumulative amount of such undistributed earnings was $4.1 billion and $3.9 billion, respectively. Determining the tax liability that would arise if these earnings were remitted is not practicable.
7. Earnings per Share
The weighted-average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

(In Millions)	2013	2012	2011
Basic shares	467	481	493
Effect of share options and restricted shares	4	5	4
Diluted shares	471	486	497
The computation of diluted earnings per share for fiscal 2013, 2012 and 2011 excludes approximately 1 million, 3 million and 6 million shares, respectively, of options and restricted share awards because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Inventories
At the end of fiscal 2013 and 2012, inventories were comprised of:

(Dollars in Millions)	2013	2012
Purchased materials and manufactured parts	$289	$359
Work in process	169	355
Finished goods	894	1,058
Inventories	$1,352	$1,772
Aggregate reductions in the carrying value of inventories that were still on hand at September 27, 2013 and September 28, 2012, that were deemed to be excess, obsolete, slow-moving or, in any other fashion had a carrying value in excess of market, were $100 million and $128 million, respectively.
9. Property, Plant and Equipment
At the end of fiscal 2013 and 2012, property, plant and equipment at cost and accumulated depreciation were:

(Dollars in Millions)	2013	2012
Land	$77	$138
Buildings and related improvements	1,306	1,512
Machinery and equipment	2,793	3,655
Construction in progress	371	475
Accumulated depreciation	(2,535)	(2,908)
Property, plant and equipment, net	$2,012	$2,872
The amounts above include buildings and machinery and equipment under capital lease of $11 million and $67 million at September 27, 2013 and September 28, 2012. Accumulated amortization of capitalized lease assets was $3 million and $55 million at the end of fiscal 2013 and 2012, respectively. In addition, machinery and equipment includes capitalized software costs of $396 million and $454 million at September 27, 2013 and September 28, 2012, respectively. Accumulated amortization of capitalized software was $237 million and $292 million at the end of fiscal 2013 and 2012, respectively.
Depreciation expense from continuing operations, including amounts related to capitalized leased assets and demonstration equipment, was $319 million, $305 million and $304 million in fiscal 2013, 2012 and 2011, respectively. Demonstration equipment is included in other assets on the consolidated balance sheets.
10. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for fiscal 2012 and 2013 were as follows:

(Dollars in Millions)	Medical Devices	Pharmaceuticals	Medical Supplies	Total
Goodwill at September 30, 2011	$6,786	$508	$389	$7,683
Acquisitions	872	—	—	872
Currency translation	(13)	—	—	(13)
Goodwill at September 28, 2012	7,645	508	389	8,542
Acquisitions	147	24	—	171
Currency translation and other	(9)	—	—	(9)
Transfer of goodwill to Mallinckrodt	—	(532)	—	(532)
Goodwill at September 27, 2013	$7,783	$—	$389	$8,172

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount and accumulated amortization of intangible assets at the end of fiscal 2013 and 2012 were as follows:

	2013		2012
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,229	$890	$2,577	$906
Customer relationships	959	213	960	155
Other	161	86	345	149
Total	$3,349	$1,189	$3,882	$1,210
Non-Amortizable:
Trademarks	$322		$354
In-process research and development	205		59
Total	$527		$413
Gross amortizable intangible assets, accumulated amortization and indefinite-lived intangible assets of $648 million, $271 million and $54 million, respectively, were transferred to Mallinckrodt in connection with the 2013 separation. Intangible asset amortization expense from continuing operations for fiscal 2013, 2012 and 2011 was $222 million, $197 million and $175 million, respectively. Amortization expense associated with the intangible assets included on the Company’s balance sheet as of September 27, 2013 is expected to be as follows:

(Dollars in Millions)
Fiscal 2014	$223
Fiscal 2015	222
Fiscal 2016	216
Fiscal 2017	213
Fiscal 2018	209

11. Accrued and Other Current Liabilities
At the end of fiscal 2013 and 2012, accrued and other current liabilities were comprised of:

(Dollars in Millions)	2013	2012
Accrued payroll and employee benefits	$426	$490
Sales tax payable	148	149
Dividends payable	145	123
Restructuring reserves	109	89
Accrued interest	86	82
Accrued distributor fees	72	109
Due to Mallinckrodt	55	—
Self-insurance reserves	53	68
Contingent consideration	53	42
Other	439	609
Accrued and other current liabilities	$1,586	$1,761

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Debt
At the end of fiscal 2013 and 2012, debt was comprised of:

(Dollars in Millions)	2013	2012
Current maturities of long-term debt:
1.88% senior notes due June 2013	$—	$500
Other	11	9
Total	11	509
Long-term debt:
Commercial paper program	—	210
1.35% senior notes due May 2015	600	600
2.80% senior notes due June 2015	400	400
6.00% senior notes due October 2017	1,150	1,150
4.20% senior notes due June 2020	600	600
3.20% senior notes due June 2022	650	650
2.95% senior notes due June 2023	750	—
6.55% senior notes due October 2037	850	850
Other	18	71
Total	5,018	4,531
Total debt	$5,029	$5,040
On May 16, 2013, Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary of the Company, issued $750 million aggregate principal amount of 2.95% senior notes due June 2023. The notes are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd. The net proceeds of $743 million were used to fund the redemption of CIFSA’s $500 million 1.88% senior notes due June 2013 and for general corporate purposes.
In connection with the 2013 separation, on April 11, 2013, Mallinckrodt International Finance S.A. (MIFSA), previously a wholly-owned subsidiary of Covidien, issued $300 million aggregate principal amount of 3.50% senior notes due April 2018 and $600 million aggregate principal amount of 4.75% senior notes due April 2023 for aggregate net proceeds of approximately $886 million. Upon completion of the 2013 separation, MIFSA became a wholly-owned subsidiary of Mallinckrodt plc. While MIFSA retained the debt, MIFSA retained for general corporate purposes only an amount of the net proceeds that, together with cash held by its subsidiaries totaled $180 million. The remainder of the net proceeds was retained by Covidien for general corporate purposes.
CIFSA has a $1.5 billion five-year unsecured senior revolving credit facility expiring in August 2016. CIFSA may increase this facility by up to $500 million to a maximum of $2.0 billion provided certain borrowing conditions are met. Borrowings under this credit facility bear interest, at the Company’s option, at a base rate or LIBOR, plus a margin dependent on the Company’s credit ratings. CIFSA is required to pay a facility fee between 7.5 to 25 basis points, depending on its credit rating, on the aggregate unused amount under the facility. The credit facility agreement contains a covenant limiting the Company’s ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which are considered restrictive to the Company’s operations. Borrowings under this credit facility are fully and unconditionally guaranteed by Covidien plc. No amount was outstanding under this credit facility at September 27, 2013 or September 28, 2012.
CIFSA also has a commercial paper program. The notes issued under this program are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd. Proceeds from the sale of the notes are used for working capital and other corporate purposes. No amount was outstanding at September 27, 2013. The weighted-average interest rate on the notes outstanding under the commercial paper program was 0.5% at September 28, 2012. CIFSA is required to maintain an available unused balance under its revolving credit facility sufficient to support amounts outstanding under the commercial paper program.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amounts of debt maturing during the next five fiscal years and thereafter are as follows:

(Dollars in Millions)
Fiscal 2014	$11
Fiscal 2015	1,006
Fiscal 2016	6
Fiscal 2017	7
Fiscal 2018	1,152
Thereafter	2,847
13. Guarantees
In disposing of assets or businesses, the Company often provides representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. Except as discussed below, the Company generally does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the Company has no reason to believe that these uncertainties would have a material adverse effect on its results of operations, financial condition or cash flows.
In connection with the sale of the Specialty Chemicals business in fiscal 2010, the Company’s former Pharmaceuticals business agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters up to a maximum of $82 million. The indemnification obligations relating to environmental, health and safety matters have a term of 17 years, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company’s consolidated balance sheet at September 28, 2012 was $22 million, of which $18 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The Company was required to pay $30 million into an escrow account as collateral for all of these indemnification obligations to the purchaser, of which $25 million remained in other assets on the consolidated balance sheet at September 28, 2012. During fiscal 2013, the Company transferred the liability and the funds held in escrow to Mallinckrodt in connection with the 2013 separation. CIFSA remains a guarantor of this liability; however, the value associated with the guarantee is insignificant.
The Company has recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in note 21. In addition, the Company is liable for product performance; however in the opinion of management, such obligations will not significantly affect the Company’s results of operations, financial condition or cash flows.
As of September 27, 2013, the Company had various outstanding letters of credit and guarantee and surety bonds totaling $194 million, none of which were individually significant.
In connection with the 2013 separation, Mallinckrodt assumed the tax liabilities that are attributable to its subsidiaries, which total $160 million. Covidien has indemnified Mallinckrodt to the extent that such tax liabilities arising from periods prior to fiscal 2013 exceed $200 million, net of certain tax benefits realized. In addition, in connection with the 2013 separation, the Company entered into certain other guarantee commitments and indemnifications with Mallinckrodt. The values attributable to the tax indemnification and other guarantees were insignificant. Additionally, in connection with the 2007 separation, the Company entered into certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, which are discussed in note 20.
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
Cash Flow Hedges—During fiscal 2007, CIFSA entered into a series of forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of fixed rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated in fiscal 2007 and fiscal 2008 prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective, accordingly, the loss that resulted upon termination of the rate locks was recorded in accumulated other comprehensive income and is being amortized to interest expense over the terms of the notes. As of September 27, 2013 and September 28, 2012, the amount of this loss that remained in accumulated other comprehensive income was $37 million and $40 million, respectively.
Foreign Exchange Exposure
Derivatives not Designated as Hedging Instruments—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro, as well as approximately 20 other currencies. The Company generally manages its exposure for forecasted transactions for the upcoming 12 months. All forward and option contracts are recorded on the consolidated balance sheet at fair value. At September 27, 2013, the Company had foreign currency forward and option contracts outstanding with a notional amount of $1.433 billion. These contracts do not meet the necessary criteria to qualify for hedge accounting; accordingly, changes in fair value are recognized in earnings.

Net gains and losses from foreign currency transaction exposures and the impact of related hedges included in continuing operations was as follows:

(Dollars in Millions)	2013	2012	2011
Cost of goods sold:
(Loss) gain on foreign currency transaction exposures	$(34)	$10	$(32)
Gain (loss) on foreign currency hedge contracts	6	(12)	11
Net foreign currency loss	$(28)	$(2)	$(21)

Selling, general and administrative expenses:
Gain (loss) on foreign currency transaction exposures	$3	$(9)	$(24)
(Loss) gain on foreign currency hedge contracts	(7)	10	10
Net foreign currency (loss) gain	$(4)	$1	$(14)

Total:
(Loss) gain on foreign currency transaction exposures	$(31)	$1	$(56)
(Loss) gain on foreign currency hedge contracts	(1)	(2)	21
Net foreign currency loss	$(32)	$(1)	$(35)

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Instruments
The fair value of foreign exchange forward and option contracts not designated as hedging instruments are included in the following consolidated balance sheet accounts in the amounts shown at the end of each fiscal year:

(Dollars in Millions)	2013	2012
Derivative Assets:
Prepaid expenses and other current assets	$7	$14
Accrued and other current liabilities	10	7
	$17	$21
Derivative Liabilities:
Prepaid expenses and other current assets	$1	$3
Accrued and other current liabilities	38	27
	$39	$30
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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at September 27, 2013 and September 28, 2012:

(Dollars in Millions)	2013	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency contracts	$17	$—	$17	$—
Total assets at fair value	$17	$—	$17	$—
Liabilities:
Foreign currency contracts	$39	$—	$39	$—
Deferred compensation liabilities	114	—	114	—
Contingent consideration	127	—	—	127
Total liabilities at fair value	$280	$—	$153	$127

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Millions)	2012	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency contracts	$21	$—	$21	$—
Debt and equity securities held in rabbi trust	36	21	15	—
Total assets at fair value	$57	$21	$36	$—
Liabilities:
Foreign currency contracts	$30	$—	$30	$—
Deferred compensation liabilities	103	—	103	—
Contingent consideration	108	—	—	108
Total liabilities at fair value	$241	$—	$133	$108
Foreign currency contracts—The fair values of foreign currency contracts were measured using significant other observable inputs and valued by reference to over-the-counter quoted market prices for similar instruments. The Company does not believe that the fair values of these derivative instruments differ significantly from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a significant effect on its results of operations, financial condition or cash flows.
Debt and equity securities held in rabbi trust—Debt securities held in the rabbi trust primarily consist of U.S. government and agency securities and corporate bonds. Where quoted prices are available in an active market, the investments are classified as level 1. When quoted market prices for a security are not available in an active market, they are classified as level 2. Equity securities held in the rabbi trust primarily consist of U.S. common stocks, which are valued using quoted market prices reported on nationally recognized securities exchanges. These debt and equity securities were transferred to Mallinckrodt in connection with the 2013 separation.
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
Contingent consideration—The fair values of contingent consideration are based on significant unobservable inputs, including management estimates and assumptions, and are measured based on the probability-weighted present value of the payments expected to be made. Accordingly, the fair values of contingent consideration have been classified as level 3 within the fair value hierarchy.
During fiscal 2013, the Company recorded contingent consideration of $21 million upon the acquisition of Nfocus. This contingent consideration, which could potentially total a maximum of $45 million, consists of $25 million in milestone payments related to the achievement of certain regulatory approvals and $20 million in milestone payments related to the achievement of sales targets. The amount of contingent consideration recorded relates entirely to the achievement of the regulatory approvals; no value has been assigned to the achievement of the sales targets.
In addition, during fiscal 2013, the Company recorded contingent consideration of $101 million upon the acquisition of CVI and an additional $5 million upon the achievement of a regulatory approval. This contingent consideration, which could potentially total a maximum of $147 million, consists of $108 million in milestone payments related to the achievement of certain regulatory approvals and $39 million in milestone payments related to the achievement of sales targets. During fiscal 2013, the Company paid $65 million upon the achievement of a regulatory approval. As of September 27, 2013, the Company’s maximum future contingent consideration payments associated with CVI totaled $82 million, for which the Company had recorded a liability of $30 million related to the achievement of regulatory approvals and $11 million related to the achievement of sales targets.
As of September 27, 2013, the Company’s maximum potential future contingent consideration payments associated with the Maya acquisition was $150 million. During fiscal 2013, the Company paid $17 million upon the first commercial sale outside of the United States of a radiofrequency energy-based renal denervation device to treat hypertension (RF Device). As of

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2013, the Company’s maximum future contingent consideration payments associated with the RF Device were $50 million, $20 million of which was based upon the successful completion of a post-market clinical trial within the required timeframe, for which the Company had recorded a liability of $20 million. The remaining $30 million was based on the achievement of sales targets, for which the Company had recorded a liability of $5 million.
In addition, as of September 27, 2013, the Company’s maximum future contingent consideration payments related to a device that delivers a chemical agent to cause renal denervation to treat hypertension (Drug Device) totaled $100 million. This contingent consideration consisted of $25 million based on the successful completion of a pre-clinical trial study, $25 million based on the successful completion of a clinical trial and $10 million upon the first commercial sale of the product outside of the United States. The Company applied probability rates of 5% or less to each of these milestones and accordingly, the value of this contingent consideration is insignificant. In addition, the Company may be obligated to pay up to a maximum of $40 million based on the achievement of sales targets. As of September 27, 2013, the Company had assigned no value to this contingent consideration.
As of September 27, 2013, the Company’s maximum potential future contingent consideration payments associated with the BÂRRX acquisition was $15 million, for which the Company has recorded a liability for the full amount. Payment of this contingent consideration is based on maintaining certain health insurance coverage targets for procedures utilizing BÂRRX devices.
As of September 27, 2013, the Company’s maximum potential future contingent consideration payments associated with two other fiscal 2012 acquisitions totaled $62 million, for which the Company had a recorded liability of $23 million on its consolidated balance sheet. This contingent consideration primarily relates to the acquisition of superDimension and is based on the achievement of sales targets.

In connection with the fiscal 2010 acquisition of ev3, the Company assumed an agreement to pay milestone-based contingent payments of up to $75 million upon the U.S. Food and Drug Administration pre-market approval of the Pipeline® Embolization Device. This amount was paid during fiscal 2011.

The following is a reconciliation of changes in the fair value of contingent consideration:

(Dollars in Millions)
Balance at September 30, 2011	$—
Acquisition date fair value of contingent consideration	153
Change in fair value included in selling, general and administrative expenses	5
Payments	(50)
Balance at September 28, 2012	108
Acquisition date fair value of contingent consideration	122
Change in fair value included in selling, general and administrative expenses	(3)
Payments	(100)
Balance at September 27, 2013	$127
Financial Instruments Not Measured at Fair Value
The fair value of cash and cash equivalents approximate carrying value since cash equivalents consist of liquid investments with a maturity of three months or less (level 1). The fair value of restricted cash is equivalent to its carrying value of $27 million and $50 million as of September 27, 2013 and September 28, 2012, respectively (level 1), substantially all of which is included in other assets on the consolidated balance sheets. The Company’s life insurance contracts are carried at cash surrender value (level 3). The fair value of these contracts approximates the carrying value of $24 million and $88 million at September 27, 2013 and September 28, 2012, respectively. The decrease in the fair value and carrying value of these contracts primarily resulted from the transfer of a portion of these assets to Mallinckrodt in connection with the 2013 separation. The fair value of long-term debt, including both current and non-current maturities, is based upon quoted prices in active markets for similar instruments (level 2) and was approximately $5.433 billion and $5.835 billion at September 27, 2013 and September 28, 2012, respectively. It is not practicable to estimate the fair value of the Company’s guaranteed contingent tax liabilities and the related amount due from former parent and affiliate.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company’s large number of customers and their diversity across many geographic areas. A portion of the Company’s trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability of those countries’ national economies and the creditworthiness of those countries’ national governments. Deteriorating credit and economic conditions in parts of Western Europe, particularly in Spain, Italy and Portugal, may continue to increase the average length of time it takes the Company to collect its accounts receivable in certain regions within these countries. The Company routinely evaluates all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. While the Company has not incurred significant losses on government receivables, if the financial condition of customers or the countries’ healthcare systems continue to deteriorate such that their ability to make payments is uncertain, charges may be required in future periods.
In fiscal 2011, the Company received $98 million in non-interest bearing bonds from the Greek government to repay certain of its past due receivables and sold substantially all of these bonds for proceeds of $71 million. Since reserves had been established on the related receivables in previous periods, the Company recorded a gain on the sale of these bonds, the amount of which was insignificant.
The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy and Portugal and as a percent of the Company’s total accounts receivable at the end of each fiscal year are as follows:

(Dollars in Millions)	2013	2012	2011
Accounts receivable, net in Spain, Italy and Portugal	$406	$391	$563
Percentage of total accounts receivable, net	27%	23%	32%
Net sales to customers in Spain, Italy and Portugal totaled $606 million, $587 million and $668 million in fiscal 2013, 2012 and 2011, respectively. At the end of June 2012, the Company collected $248 million from the Spanish government, which related to 2011 and prior invoices. Accounts receivable, net in Spain, Italy and Portugal over 365 days past due were $54 million and $28 million as of September 27, 2013 and September 28, 2012, respectively.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Retirement Plans
Defined Benefit Pension Plans—The Company sponsors a number of defined benefit retirement plans covering certain of its U.S. and non-U.S. employees. Following the 2013 separation, the Company has only one U.S. plan remaining.
The net periodic benefit cost for the Company's defined benefit pension plans is as follows:

	U.S. Plans			Non-U.S. Plans
(Dollars in Millions)	2013	2012	2011	2013	2012	2011
Service cost	$2	$4	$4	$16	$16	$18
Interest cost	17	25	28	15	17	16
Expected return on plan assets	(29)	(30)	(31)	(11)	(13)	(13)
Amortization of prior service cost	—	—	1	—	—	—
Amortization of net actuarial loss	17	21	19	4	4	5
Plan settlements and curtailments	5	—	13	—	—	1
Net pension costs related to Mallinckrodt	(7)	(12)	(26)	(4)	(3)	(5)
Net periodic benefit cost included in continuing operations	$5	$8	$8	$20	$21	$22
Weighted-average assumptions used to determine net pension cost during the year:
Discount rate	3.5%	4.4%	4.9%	3.6%	4.4%	4.2%
Expected return on plan assets	7.4%	7.4%	7.4%	4.0%	4.4%	4.6%
Rate of compensation increase	—%	2.8%	2.8%	3.5%	3.5%	3.6%

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the changes in benefit obligations, plan assets and the net amounts recognized on the consolidated balance sheet for the Company's defined benefit plans at the end of fiscal 2013 and 2012:

	U.S. Plans		Non-U.S. Plans
(Dollars in Millions)	2013	2012	2013	2012
Change in benefit obligations:
Projected benefit obligations at beginning of year	$641	$603	$450	$396
Service cost	2	4	16	16
Interest cost	17	25	15	17
Employee contributions	—	—	2	2
Actuarial (gain) loss	(13)	54	25	46
Benefits and administrative expenses paid	(49)	(45)	(18)	(19)
Plan settlements	—	—	(1)	(1)
Currency translation and other	—	—	(7)	(7)
Transfer to Mallinckrodt	(403)	—	(146)	—
Projected benefit obligations at end of year	$195	$641	$336	$450
Change in plan assets:
Fair value of plan assets at beginning of year	$486	$430	$315	$288
Actual return on plan assets	17	73	32	31
Employer contributions	52	28	23	19
Employee contributions	—	—	2	2
Benefits and administrative expenses paid	(49)	(45)	(18)	(19)
Plan settlements	—	—	(1)	(1)
Currency translation and other	—	—	(6)	(5)
Transfer to Mallinckrodt	(331)	—	(131)	—
Fair value of plan assets at end of year	$175	$486	$216	$315
Funded status at end of year	$(20)	$(155)	$(120)	$(135)
Amounts recognized on the consolidated balance sheet:
Non-current assets	$11	$3	$1	$16
Current liabilities	—	(3)	(3)	(3)
Non-current liabilities	(31)	(155)	(118)	(148)
Net amount recognized on the consolidated balance sheet	$(20)	$(155)	$(120)	$(135)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$(62)	$(220)	$(86)	$(89)
Prior service credit	—	—	5	7
Net amount recognized in accumulated other comprehensive income	$(62)	$(220)	$(81)	$(82)
Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	4.3%	3.5%	3.5%	3.6%
Rate of compensation increase	—%	—%	3.3%	3.5%
The estimated net actuarial loss for pension benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2014 is expected to be $9 million.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Company’s U.S. plans, the discount rate is based on the market rate for a broad population of Moody’s AA-rated corporate bonds over $250 million. For the Company’s non-U.S. plans, the discount rate is generally determined by reviewing country and region specific government and corporate bond interest rates.
Additional information related to the Company’s pension plans at the end of fiscal 2013 and 2012 was as follows:

	U.S. Plans		Non-U.S. Plans
(Dollars in Millions)	2013	2012	2013	2012
Accumulated benefit obligation	$195	$641	$298	$412
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$63	$627	$205	$299
Fair value of plan assets	$32	$468	$120	$180
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$63	$627	$253	$339
Fair value of plan assets	$32	$468	$132	$188
In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class and individual asset class performance expectations as provided by external advisors in reaching our conclusions on appropriate assumptions. The Company’s overall investment objective is to obtain a long-term return on plan assets that is consistent with the level of investment risk that is considered appropriate. Investment risks and returns are reviewed regularly against benchmarks to ensure objectives are being met.
The Company’s U.S. pension plan has a target allocation of 33% equity securities and 67% debt securities. Various asset allocation strategies are in place for non-U.S. pension plans depending upon local law, status, funding level and duration of liabilities. The weighted-average target allocation for the Company’s non-U.S. pension plans at the end of fiscal 2013 is as follows:

Equity securities	50%
Debt securities	33
Cash and other	17
Total	100%

Pension plans have the following weighted-average asset allocations at the end of each fiscal year:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Equity securities	34%	49%	51%	33%
Debt securities	65	49	27	52
Cash and cash equivalents	1	1	2	1
Other	—	1	20	14
Total	100%	100%	100%	100%

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide a summary of plan assets held by the Company’s U.S. plans that are measured at fair value on a recurring basis at the end of fiscal 2013 and 2012:

(Dollars in Millions)	2013	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities:
U.S. small/mid cap	$8	$8	$—
U.S. large cap	33	33	—
Non-U.S.	19	19	—
Debt securities:
Diversified fixed income funds(1)	105	105	—
High yield bonds	5	5	—
Emerging market debt	3	3	—
Other	2	2	—
Total	$175	$175	$—

(Dollars in Millions)	2012	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities:
U.S. small/mid cap	$31	$31	$—
U.S. large cap	133	133	—
Non-U.S.	75	75	—
Debt securities:
Diversified fixed income funds(1)	202	202	—
High yield bonds	21	21	—
Emerging market debt	16	16	—
Other	8	6	2
Total	$486	$484	$2

(1)	Diversified fixed income funds consist of U.S. Treasury bonds, mortgage-backed securities, corporate bonds, asset-backed securities and U.S. agency bonds.
Equity securities—Equity securities held by the Company’s U.S. plans are primarily invested in mutual funds with underlying common stock investments in U.S. and non-U.S. companies ranging in size from small to large corporations. The fair value of these investments is based on the net asset value of the units held in the respective fund, which are determined by obtaining quoted prices on nationally recognized securities exchanges.
Debt securities—Debt securities held by the Company’s U.S. plans are primarily invested in mutual funds with underlying fixed income investments in U.S. government and corporate debt, U.S. dollar denominated non-U.S. government and corporate debt, asset-backed securities, mortgage-backed securities and U.S. agency bonds. The fair value of these investments is based on the net asset value of the units held in the respective fund which are determined by obtaining quoted prices on nationally recognized securities exchanges.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other—Other for the Company’s U.S. plans primarily consists of cash and cash equivalents invested in a money market mutual fund, the fair value of which is determined by obtaining quoted prices on nationally recognized securities exchanges.
The following tables provide a summary of plan assets held by the Company’s non-U.S. plans that are measured at fair value on a recurring basis at the end of fiscal 2013 and 2012:

(Dollars in Millions)	2013	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large cap	$20	$—	$20	$—
Non-U.S.	87	14	73	—
Debt securities:
U.S. debt	6	1	5	—
Non-U.S. corporate debt	22	—	22	—
Non-U.S. government bonds	35	1	34	—
Insurance contracts	28	—	13	15
Diversified/co-mingled funds	9	5	4	—
Other	9	1	5	3
Total	$216	$22	$176	$18

(Dollars in Millions)	2012	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large cap	$17	$—	$17	$—
Non-U.S.	85	12	73	—
Debt securities:
U.S. debt	3	—	3	—
Non-U.S. corporate debt	19	—	19	—
Non-U.S. government bonds	33	2	31	—
Insurance contracts	133	—	16	117
Diversified/co-mingled funds	13	4	9	—
Other	12	2	6	4
Total	$315	$20	$174	$121
Equity securities—Equity securities held by the Company’s non-U.S. plans primarily consist of mutual funds with underlying investments in non-U.S. equity and U.S. equity markets. The fair value of these investments is based on the net asset value of the units held in the respective fund, which are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1) or through net asset values provided by the fund administrators that can be corroborated by observable market data (level 2).
Debt securities—Debt securities held by the Company’s non-U.S. plans primarily consist of mutual funds with underlying investments in U.S. and non-U.S. corporate debt and non-U.S. government fixed income instruments. The fair value of these investments is based on the net asset value of the units held in the respective fund, which are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1) or through net asset values provided by the fund administrators that can be corroborated by observable market data (level 2).
Insurance contracts—Insurance contracts held by the Company’s non-U.S. plans are issued by well-known, highly rated insurance companies. Insurance contracts classified as level 2 are guaranteed investment contracts, for which the fair value is determined by reference to quoted market prices for similar instruments. The fair value of insurance contracts classified as level

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3 is based on the present value of future cash flows under the terms of the contracts. Significant assumptions used in determining the fair value of these contracts are the amount and timing of future cash flows and counterparty credit risk. The objective of the insurance contracts is to provide the Company with future cash flows that will match the estimated timing and amount of future pension benefit payments.
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
The following table provides a summary of the changes in the fair value measurements that used significant unobservable inputs (level 3) for fiscal 2012 and 2013:

(Dollars in Millions)	Insurance Contracts	Other	Total
Balance at September 30, 2011	$110	$1	$111
Net unrealized gains	16	—	16
Net purchases, sales and issuances	(3)	3	—
Currency translation	(6)	—	(6)
Balance at September 28, 2012	117	4	121
Net unrealized gains	6	—	6
Net purchases, sales and issuances	3	—	3
Currency translation	2	(1)	1
Transfer to Mallinckrodt	(113)	—	(113)
Balance at September 27, 2013	$15	$3	$18
Covidien shares are not a direct investment of the Company’s pension funds; however, the pension funds may indirectly include Covidien shares. The aggregate amount of the Covidien shares would not be material relative to the total pension fund assets.
The Company’s funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates, as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will make contributions of $21 million to its pension plans in fiscal 2014.
Benefit payments expected to be paid, reflecting future expected service as appropriate, are as follows:

(Dollars in Millions)	U.S. Plans	Non-U.S. Plans
Fiscal 2014	$28	$11
Fiscal 2015	15	12
Fiscal 2016	14	12
Fiscal 2017	14	13
Fiscal 2018	14	13
Fiscal 2019–2023	61	82
Defined Contribution Retirement Plans—The Company maintains one active tax-qualified 401(k) retirement plan in the United States, which provides for an automatic Company contribution of three percent of an eligible employee’s pay. The Company also makes a matching contribution generally equal to 50% of each employee’s elective contribution to the plan up to six percent of the employee’s eligible pay. The total Company contribution to the plan was $97 million, $98 million and $86 million in fiscal 2013, 2012 and 2011, respectively.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Plans—As discussed in note 15, the Company maintains one active non-qualified deferred compensation plan in the United States, which permits eligible employees to defer a portion of their compensation. Deferred compensation expense for each period presented was insignificant.
Other Investments—The Company has insurance contracts which serve as collateral for certain non-U.S. pension plan benefits amounting to $24 million and $35 million at September 27, 2013 and September 28, 2012, respectively. These amounts were included in other assets on the consolidated balance sheets. In addition, at September 28, 2012, the Company had several rabbi trusts that primarily held life insurance policies and debt and equity securities, which could be used to pay retirement benefits. The value of the assets held by these trusts was $88 million at September 28, 2012, which was also included in other assets on the consolidated balance sheet. These rabbi trusts were transferred to Mallinckrodt in connection with the 2013 separation.
Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than retirement plan benefits for its employees. However, certain acquired operations provide postretirement medical benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide eligibility for such benefits. During fiscal 2013, 2012 and 2011, the Company recorded an insignificant net periodic benefit credit associated with its postretirement benefit plans. The Company’s projected benefit obligation for all postretirement benefit plans was $10 million and $91 million at September 27, 2013 and September 28, 2012, respectively. During fiscal 2013, the Company transferred $79 million of postretirement benefit obligations to Mallinckrodt in connection with the 2013 separation. The remaining activity during both fiscal 2013 and 2012 was insignificant.
17. Equity
Preference Shares—Covidien has authorized 125,000,000 preference shares, par value of $0.20 per share, none of which were issued at September 27, 2013 or September 28, 2012. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise with respect to the preference shares may be determined by Covidien’s board of directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends prior to any payment to the ordinary shareholders.
Share Repurchases—On March 21, 2013, the Company’s board of directors authorized a program to purchase up to $3.0 billion of its ordinary shares from time to time, based on market conditions to allow management to return excess cash to enhance shareholder value.
On August 11, 2011, the Company’s board of directors authorized a program to purchase up to $2.0 billion of the Company’s ordinary shares to allow management to return excess cash to enhance shareholder value. On March 16, 2010, the Company’s board of directors authorized programs to purchase up to $1.0 billion of the Company’s ordinary shares, primarily to offset dilution related to equity compensation plans. Both of these plans have been completed.
The following table presents the number of shares and dollar amount of repurchases made under each of the Company’s repurchase programs by fiscal year and the amount available for repurchase as of September 27, 2013:

(In Millions)	2013 Share Repurchase Program		2011 Share Repurchase Program		2010 Share Repurchase Program
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Authorized repurchase amount		$3,000		$2,000		$1,000
Repurchases:
Fiscal 2013	13.2	823	14.0	877	—	—
Fiscal 2012	—	—	16.8	923	—	—
Fiscal 2011	—	—	4.0	200	14.9	750
Fiscal 2010	—	—	—	—	6.6	250
Remaining amount available		$2,177		$—		$—
The Company also repurchases shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. In addition, the Company repurchases shares to settle certain option exercises. The Company spent $10 million, $9 million and $5 million to acquire shares in connection with equity-based awards in fiscal 2013, 2012 and 2011, respectively.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends—Covidien paid cash dividends totaling $487 million, $434 million and $396 million in fiscal 2013, 2012 and 2011, respectively. On September 18, 2013, the board of directors declared a quarterly cash dividend of $0.32 per share to shareholders of record on October 10, 2013. The dividend, totaling $145 million, was paid on November 5, 2013.
Treasury Shares—During fiscal 2013, the Company canceled 40 million ordinary shares that were previously held as treasury shares.
18. Share Plans
Stock Compensation Plan—On March 20, 2013, shareholders approved the Company’s amended and restated Stock and Incentive Plan which provides a maximum of 97 million ordinary shares to be issued as stock options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, restricted stock, deferred stock units, promissory stock and other equity-based awards, including approximately 52 million ordinary shares that had previously been approved for issuance prior to this amendment.
Equity-Based Compensation—Compensation costs related to equity-based transactions are recognized in the consolidated financial statements based on fair value. The total amount of equity-based compensation expense, including the modification described below, was recorded as follows:

(Dollars in Millions)	2013	2012	2011
Selling, general and administrative expenses	$97	$79	$85
Restructuring charges	1	—	5
Discontinued operations	10	11	11
Total	$108	$90	$101
The Company recognized a related tax benefit associated with its equity-based compensation arrangements of $36 million, $29 million and $32 million in fiscal 2013, 2012 and 2011, respectively. The excess cash tax benefit classified as a financing cash inflow in fiscal 2013, 2012 and 2011 was $43 million, $12 million and $16 million, respectively.
In connection with the 2013 separation, Covidien’s restricted stock units (RSUs) issued to Mallinckrodt employees were converted into restricted stock units of Mallinckrodt in a manner that preserved the intrinsic value of the awards prior to the conversion. The number of Covidien RSUs outstanding post-separation was also adjusted to preserve the intrinsic value of the awards immediately prior to the 2013 separation. Accordingly, no incremental compensation cost was recognized. In addition, the Company modified its outstanding performance share units (PSUs) subject to the fiscal 2011 through fiscal 2013 performance cycle such that the performance cycle terminated on June 28, 2013 and modified its outstanding PSUs subject to the fiscal 2012 through fiscal 2014 performance cycle to remove the two pharmaceutical companies from the healthcare industry index utilized to determine total shareholder return. All other provisions associated with the RSU and PSU awards, including the respective vest dates, remained unchanged from the original grant. The modifications to the PSUs resulted in incremental compensation cost, the total amount of which was insignificant.
Also, in connection with the 2013 separation, Covidien’s outstanding share options issued to Mallinckrodt employees were converted into share option awards of Mallinckrodt. The exercise price on Covidien options outstanding post-separation was adjusted with the intention of preserving the intrinsic value of the awards immediately prior to the separation. This modification did not result in additional compensation expense since the fair value of Covidien share options immediately after the separation did not exceed the fair value of the awards immediately before the separation. All other provisions associated with these awards remained unchanged from the original grant.
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option activity and information is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (Dollars in Millions)
Outstanding at September 28, 2012	16,848,662	$43.21
Granted	4,517,380	57.73
Exercised	(5,084,076)	40.40
Expired/Forfeited	(706,077)	47.81
Pre-separation outstanding at June 28, 2013	15,575,889	48.13
Post-separation outstanding at June 28, 2013	15,179,093	43.78
Granted	17,510	60.74
Exercised	(584,637)	38.69
Expired/Forfeited	(237,580)	45.62
Outstanding at September 27, 2013	14,374,386	43.98	7.21	$244
Vested and unvested expected to vest as of September 27, 2013	13,382,873	43.68	7.10	231
Exercisable at September 27, 2013	4,989,394	39.58	5.15	107
As of September 27, 2013, there was $55 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.4 years.
The Company uses the Black-Scholes pricing model to estimate the fair value of options on the date of grant. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. For fiscal 2013, the expected volatility assumption was based on the Company’s historical and implied volatility. Prior to fiscal 2013, the volatility assumption was based on the historical and implied volatility of the Company’s peer group with similar business models. The expected life assumption was based on the contractual and vesting term of the option, employee exercise patterns and employee post-vesting termination behavior. The expected annual dividend per share was based on the Company’s dividend rate on the date of grant. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The weighted-average assumptions used in the Black-Scholes pricing model for options granted during each year, along with the weighted-average grant-date fair values, were as follows:

	2013	2012	2011
Expected stock price volatility	27.0%	28.0%	27.0%
Risk-free interest rate	0.8%	1.2%	1.9%
Expected annual dividend per share	$1.04	$0.90	$0.80
Expected life of options (years)	5.6	5.7	5.4
Fair value per option	$11.98	$10.28	$9.71
The total intrinsic value of options exercised was $119 million, $81 million and $86 million in fiscal 2013, 2012 and 2011, respectively. The related tax benefit was $40 million, $26 million and $25 million in fiscal 2013, 2012 and 2011, respectively.
Restricted Stock Units—Recipients of RSUs have no voting rights and receive dividend equivalent units. RSUs and related dividend equivalent units generally vest in equal annual installments over a four-year period. Restrictions on RSUs lapse upon normal retirement, death or disability of the employee. The grant-date fair value of RSUs, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the service period. The fair market value of RSUs is determined based on the market value of the Company’s shares on the date of grant.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSU activity is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 28, 2012	1,774,769	$45.87
Granted	960,618	58.09
Vested	(613,022)	44.37
Forfeited	(134,097)	49.56
Pre-separation non-vested at June 28, 2013	1,988,268	51.98
Post-separation non-vested at June 28, 2013	1,854,826	47.35
Granted	19,374	61.75
Vested	(21,371)	45.10
Forfeited	(43,033)	47.04
Non-vested at September 27, 2013	1,809,796	47.53
The weighted-average grant-date fair value of RSUs granted was $58.16, $47.09 and $45.01 in fiscal 2013, 2012 and 2011, respectively. The total fair value of RSUs vested was $37 million, $34 million and $45 million in fiscal 2013, 2012 and 2011, respectively. The related tax benefit was $13 million, $12 million and $15 million in fiscal 2013, 2012 and 2011, respectively. As of September 27, 2013, there was $49 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.4 years.
Performance Share Units—Similar to recipients of RSUs, recipients of PSUs have no voting rights and receive dividend equivalent units. The grant-date fair value of PSUs, adjusted for estimated forfeitures, is generally recognized as expense on a straight-line basis from the grant date through the end of the performance period. The vesting of PSUs and related dividend equivalent units is generally based on relative total shareholder return (total shareholder return for the Company as compared to total shareholder return of the PSU peer group), measured over a three-year performance period. The PSU peer group is comprised of various healthcare companies which replicate the Company’s mix of businesses. Depending on Covidien’s relative performance during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200%, of the award granted.
PSU activity is as follows(1):

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 28, 2012	1,479,453	$60.06
Granted	348,665	71.95
Vested(2)	(415,779)	63.00
Forfeited	(58,109)	62.19
Pre-separation non-vested at June 28, 2013	1,354,230	62.13
Post-separation non-vested at June 28, 2013	1,420,801	59.62
Granted	5,131	77.38
Vested(3)	(480,784)	60.86
Forfeited	(17,970)	57.25
Non-vested at September 27, 2013	927,178	59.12

(1) The number of shares disclosed in this table are at the target number of 100%.
(2) Approximately 780,000 shares of Covidien were earned for awards that were granted in fiscal 2010 for the three-year performance cycle award period ended September 28, 2012, based on the actual total shareholder return achievement of 200%.
(3) Approximately 960,000 shares of Covidien were earned for awards that were granted in fiscal 2011 for the performance period ended June 28, 2013, based on the actual total shareholder return achievement of 200%.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company generally uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of PSU awards. The assumptions used in the Monte Carlo model for PSUs granted during each year were as follows:

	2013	2012	2011
Expected stock price volatility	25.0%	28.7%	31.4%
Peer group stock price volatility	23.8%	29.1%	33.3%
Correlation of returns	53.1%	47.5%	49.7%
The weighted-average grant-date fair value per share of PSUs granted was $72.03, $61.09 and $57.89 in fiscal 2013, 2012 and 2011, respectively. The total fair value of PSUs vested was $107 million and $22 million in fiscal 2013 and 2012, respectively. The related tax benefit was $38 million and $8 million in fiscal 2013 and 2012, respectively. The total fair value of PSUs vested and recognized tax benefit during fiscal 2011 was insignificant. As of September 27, 2013, there was $19 million of unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted-average period of 0.9 years.
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
19. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

(Dollars in Millions)	Currency Translation	Unrecognized (Loss) Gain on Benefit Plans	Unrecognized (Loss) Gain on Derivatives	Accumulated Other Comprehensive Income
Balance at September 24, 2010	$590	$(184)	$(56)	$350
Pre-tax change before reclass to earnings	19	34	(2)	51
Amounts reclassified to earnings	1	(21)	9	(11)
Income tax benefit	—	8	—	8
Balance at September 30, 2011	610	(163)	(49)	398
Pre-tax change before reclass to earnings	(93)	(44)	(6)	(143)
Amounts reclassified to earnings	—	14	10	24
Income tax benefit	—	6	—	6
Balance at September 28, 2012	517	(187)	(45)	285
Pre-tax change before reclass to earnings	(47)	6	(3)	(44)
Amounts reclassified to earnings	2	18	9	29
Income tax expense	—	(10)	(3)	(13)
Transfer to Mallinckrodt	(51)	79	7	35
Balance at September 27, 2013	$421	$(94)	$(35)	$292

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Transactions with Former Parent and Affiliate
Tax Sharing Agreement—On June 29, 2007, the Company entered into a tax sharing agreement, under which the Company shares responsibility for certain of its, Tyco International’s and TE Connectivity’s income tax liabilities for periods prior to the 2007 separation. Covidien, Tyco International and TE Connectivity share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 separation. If Tyco International and TE Connectivity default on their obligations to Covidien under the tax sharing agreement, Covidien would be liable for the entire amount of these liabilities. All costs and expenses associated with the management of these tax liabilities are being shared equally among the parties.
In connection with the 2007 separation, all tax liabilities associated with the Company’s business became Covidien’s tax liabilities. Following the 2013 separation, Mallinckrodt became the primary obligor to the taxing authorities for $160 million of tax liabilities, of which $125 million relate to periods prior to the 2007 separation and were formerly recorded by the Company. However, Covidien remains the sole party subject to the tax sharing agreement with Tyco International and TE Connectivity. Accordingly, Mallinckrodt does not share in Covidien’s liability to Tyco International and TE Connectivity, nor in the receivable that Covidien has from Tyco International and TE Connectivity, both of which are discussed below.
If any party to the Tyco tax sharing agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party’s fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tyco tax sharing agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and be required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of the Company’s agreed upon share of its, Tyco International’s and TE Connectivity’s tax liabilities.
 The Company has used available information to develop its best estimates for certain assets and liabilities related to periods prior to the 2007 separation, including amounts subject to or impacted by the provisions of the Tyco tax sharing agreement. The actual amounts that Covidien may be required to ultimately accrue or pay under the Tyco tax sharing agreement, however, could vary depending upon the outcome of the unresolved tax matters discussed in note 21. Final determination of the balances will be made in subsequent periods, primarily related to certain pre-2007 separation tax liabilities and tax years open for examination. These balances will also be impacted by the filing of final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien and/or TE Connectivity legal entities for periods prior to the 2007 separation.
At September 27, 2013, the Company is the primary obligor to the taxing authorities for $1.688 billion of tax liabilities that are recorded on the consolidated balance sheet, of which $1.364 billion relates to periods prior to the 2007 separation and which is shared with Tyco International and TE Connectivity pursuant to the Tyco tax sharing agreement. At September 28, 2012, the Company was the primary obligor to the taxing authorities for $1.696 billion of contingent tax liabilities that were recorded on the consolidated balance sheet.
Income Tax Receivables—The Company has a current and non-current receivable from Tyco International and TE Connectivity totaling $668 million and $614 million at September 27, 2013 and September 28, 2012, respectively. These receivables reflect 58% of the contingent tax liabilities that are subject to the Tyco tax sharing agreement. These receivables are classified as due from former parent and affiliate on the consolidated balance sheets. As discussed in note 5, adjustments to these receivables are recorded in other income, net. During fiscal 2013 and 2012, the Company received net reimbursement payments totaling $14 million and $8 million, respectively, from Tyco International and TE Connectivity.
Guaranteed Contingent Tax Liabilities—The Company has certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, primarily related to certain contingent tax liabilities. Current and non-current liabilities totaling $584 million and $613 million related to these guarantees were included on the Company’s consolidated balance sheets at September 27, 2013 and September 28, 2012, respectively. The non-current portion of these liabilities are classified as guaranteed contingent tax liabilities on the consolidated balance sheets, while the current portion is included in accrued and other current liabilities. During fiscal 2013, 2012 and 2011, the Company made payments to Tyco International and TE Connectivity totaling $31 million, $45 million and $55 million, respectively. These amounts represent the 42% reimbursement required pursuant to the Tyco tax sharing agreement for applicable tax and interest payments made by Tyco International and TE Connectivity.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Commitments and Contingencies
The Company has facility, vehicle and equipment operating leases that expire at various dates. Rent expense in continuing operations associated with these leases was $144 million, $140 million and $144 million in fiscal 2013, 2012 and 2011, respectively. Following is a schedule of minimum lease payments for non-cancelable operating leases as of September 27, 2013:

(Dollars in Millions)	Operating Leases
Fiscal 2014	$115
Fiscal 2015	95
Fiscal 2016	78
Fiscal 2017	58
Fiscal 2018	40
Thereafter	83
Total minimum lease payments	$469
At September 27, 2013, the Company has aggregate purchase obligations related to commitments to purchase certain goods and services of $103 million, of which $96 million relates to fiscal 2014.
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
Legal Proceedings
The Company records a liability when a loss is considered probable and the amount can be reasonably estimated. When the reasonable estimate of a probable loss is a range and a best estimate cannot be made, the minimum amount of the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 27, 2013 and September 28, 2012, the Company had accruals for products liability and other legal matters totaling $147 million and $199 million, respectively, which includes reserves for certain of the matters discussed below. In addition, the Company had related insurance receivables of $29 million and $55 million as of September 27, 2013 and September 28, 2012, respectively. The decrease in the accruals for products liability and other legal matters and the related insurance receivables primarily resulted from a transfer of certain amounts to Mallinckrodt in connection with the 2013 separation.
Products Liability Litigation—The Company currently is involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of the Company have supplied pelvic mesh products to one of the manufacturers named in the litigation and the Company is indemnifying that manufacturer on certain claims. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts and in Canada. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. As of September 27, 2013, there were approximately 4,600 cases pending believed to involve products manufactured by Company subsidiaries. During fiscal 2011, the Company recorded charges of $46 million based on its initial estimate of all known pending and estimated future claims, net of anticipated insurance recoveries and during fiscal 2012, the Company recorded additional charges of $49 million. The amounts recorded in both years were included in selling, general and administrative expenses. Although the number of pending cases increased significantly during the latter half of fiscal 2013, the Company has little to no information regarding the nature of claims and potential damages in these cases and, accordingly, did not record any additional charges for these cases. Based on current information, the Company believes that it has adequate amounts recorded relating to these matters. While the Company believes that the final disposition of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Patent Litigation—On March 28, 2013, the Company prevailed in a patent infringement suit against Ethicon Endo-Surgery, Inc. (Ethicon), a Johnson & Johnson company, relating to Ethicon’s Harmonic® line of ultrasonic surgical products. The federal court awarded Covidien a $177 million verdict upon ruling that several claims of Covidien’s patents were valid, enforceable and infringed by Ethicon. The amount of the verdict was based on an eight percent royalty rate on infringing sales through March 2012, plus prejudgment interest. Ethicon has appealed the decision; accordingly, the Company has not recorded any income related to this case.
Ethicon Endo-Surgery, Inc., et al. v. Covidien, Inc., et al. is a patent infringement action filed on December 14, 2011 in the United States District Court for the Southern District of Ohio, Western Division. The complaint alleges that the Company's Sonicision™ product infringes several of Ethicon’s design and utility patents. Ethicon is seeking monetary damages and injunctive relief. The parties have engaged in discovery and pre-trial motion practice. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. Trial is scheduled to begin on February 24, 2014.
Other Matters—One of the Company’s subsidiaries, ev3 Inc., acquired Appriva Medical, Inc. in 2002. The acquisition agreement relating to ev3’s acquisition of Appriva Medical, Inc. contained four contingent milestone payments totaling $175 million. ev3 determined that the milestones were not achieved by the applicable dates and that none of the milestones were payable. On April 7, 2009, Michael Lesh and Erik Van Der Burg, acting jointly as the Shareholder Representatives for the former shareholders of Appriva Medical, Inc., filed a motion to amend their previously dismissed complaints in Superior Court of the State of Delaware. The amended complaint sought recovery of all of the $175 million milestone payments, as well as punitive damages. The plaintiffs asserted several claims, including breach of contract, fraudulent inducement and violation of California securities law.
On May 1, 2013, the jury returned a verdict finding that ev3 breached the merger agreement and awarded $175 million in damages plus interest to the plaintiffs. Since the jury did not find fraud, the jury did not have the option of awarding punitive damages. The Company estimates that its possible range of loss is $0 to $275 million, which includes approximately $100 million of post judgment interest. On August 29, 2013, the court denied the Company’s motions for judgment as a matter of law and for a new trial. The Company has appealed the verdict to the Delaware Supreme Court. The Company has assessed the status of this matter, has concluded that it is more likely than not that the finding will be overturned, and intends to vigorously pursue all available means to achieve such reversal. Accordingly, no liability has been recorded with respect to any damage award.
The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations, financial condition or cash flows.
Environmental Proceedings—The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 27, 2013, the Company concluded that it was probable that it would incur remediation costs in the range of $113 million to $186 million. As of September 27, 2013, the Company concluded that the best estimate within this range was $113 million, of which $9 million was included in accrued and other current liabilities and $104 million was included in other liabilities on the consolidated balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 17, 2010, the Company appealed the final order issued by the Maine Board in Maine Superior Court. On appeal, the Company has requested that the Superior Court invalidate the Maine Board’s final order in its entirety or, in the alternative, reverse or modify the final order to eliminate the requirements that the Company remove one of the two landfills and recap the remaining three landfills. The Company also appealed certain administrative requirements of the final order. On November 1, 2012, the Superior Court affirmed the Maine Board’s final order. The Company has appealed the Superior Court’s decision to the Maine Supreme Judicial Court. The Company has assessed the status of this matter and has concluded that it is more likely than not that the Maine Board’s final order will be either invalidated, reversed or modified, and, further, intends to vigorously pursue all available means to achieve such result.
As of September 27, 2013, the Company estimates that the cost to comply with these proposed remediation alternatives at this site ranges from $94 million to $165 million. However, there are still significant uncertainties in the outcome of the pending litigation, and the Company continues to disagree with the level of remediation outlined in the Maine Board’s final order. At September 27, 2013 and September 28, 2012, estimated future investigation and remediation costs accrued for this site were $94 million and $96 million, respectively.
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
On July 29, 2002, following a March 2002 trial, the District Court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that the Company was liable for the cost of performing a study of the river and bay. The District Court subsequently appointed an independent study panel to oversee the study and ordered the Company to pay costs associated with the study. The study panel conducted a Phase I study and completed a Phase II study which included several years of field work and data collection. The study panel issued the Phase II Penobscot River Mercury Study Report (Phase II Report) on April 17, 2013. The Phase II Report contains recommendations for a variety of potential remedial options which could be implemented individually or in a variety of combinations. The Phase II Report also includes preliminary cost estimates for the potential remedial options. These cost estimates, which the report describes as “very rough estimates of cost,” range from $25 million to $235 million, depending upon which potential option or combination of potential options are implemented, if any. The Phase II Report indicates that these costs are subject to uncertainties, and that before any remedial option is implemented, further engineering studies and engineering design work will be necessary to determine the feasibility of the proposed remedial options. The Company has reviewed the Phase II Report with its outside legal and technical consultants and believes there are significant problems with the conclusions and recommendations in the report. The Company does not believe remediation is necessary and intends to vigorously defend its position. In addition, no remediation order has been issued. Accordingly, the Company has neither accrued for, nor included in the range of estimated aggregate environmental remediation costs, the costs of any such potential remediation. On July 18, 2013, the District Court issued a scheduling order in this matter. Fact and expert discovery have commenced and a trial date of March 31, 2014 has been scheduled.
As of September 28, 2012, the Company had recorded asset retirement obligations (AROs) primarily for the estimated future costs associated with legal obligations to decommission two facilities within the Company’s former Pharmaceuticals segment. These obligations were included in other liabilities on the consolidated balance sheet. The following table provides a summary of the changes in the Company’s asset retirement obligations:

(Dollars in Millions)
Balance at September 28, 2012	$57
Transfer to Mallinckrodt	(47)
Balance at September 27, 2013	$10
Tyco International Legal Proceedings—In connection with the 2007 separation, the Company assumed a portion of Tyco International’s contingent and other corporate liabilities, including potential liabilities related to certain of Tyco International’s outstanding litigation matters. During fiscal 2011, all of the remaining securities lawsuits were resolved. Accordingly, the Company recorded income of $11 million related to the reversal of its portion of the remaining reserves that had previously been established. This income was included within selling, general and administrative expenses in fiscal 2011.
Income Taxes—The income tax returns of the Company and its subsidiaries are periodically examined by various tax authorities. The IRS continues to audit the Company’s U.S. federal income tax returns for the years 2008 and 2009. Open periods for examination also include certain periods during which the Company was a subsidiary of Tyco International. The resolution of these matters is subject to the conditions set forth in the Tyco tax sharing agreement. Tyco International has the

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

right to administer, control and settle all U.S. income tax audits for periods prior to the 2007 separation. The Company has potential liabilities related to these income tax returns and has included its best estimate of potential liabilities for these years within current and non-current income taxes payable on its consolidated balance sheet. With respect to these potential income tax liabilities, Covidien believes that the amounts recorded on its consolidated balance sheet are adequate.
The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect Covidien’s income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. With respect to the outstanding issue that remains in dispute, on June 20, 2013, Tyco International advised the Company that it had received Notices of Deficiency from the IRS asserting that several of Tyco International’s former U.S. subsidiaries owe additional taxes of $914 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco International and its subsidiaries as they existed at that time. These amounts exclude interest, and do not reflect the impact on subsequent periods if the IRS position is ultimately proved correct. The IRS has asserted in the Notices of Deficiency that substantially all of Tyco International’s intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on Tyco International’s U.S. income tax returns totaling approximately $3.0 billion. The Company strongly disagrees with the IRS’s proposed adjustments. On July 22, 2013, Tyco International filed a petition to the U.S. Tax Court contesting the IRS assessment. The Company believes there are meritorious defenses for the tax filings in question, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
No payments with respect to these matters or any additional matters that may be raised by the U.S. Tax Court would be required until the dispute is definitively resolved, which could take several years. While Covidien believes that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a material adverse effect on the consolidated financial statements. In particular, if the IRS is successful in asserting its claim, it would likely assert that approximately $6.6 billion of interest deductions with respect to Tyco International’s intercompany debt in subsequent time periods should also be disallowed.
The IRS continues to audit certain of Tyco International’s U.S. federal income tax returns for the years 2001 through 2004 and 2005 through 2007 audit cycles. Tyco International and the IRS have entered into settlements related to certain outstanding tax matters arising in these audit cycles, which otherwise remain open and subject to examination and resolution of other matters.
In connection with the anticipated settlement of the 2005 through 2007 audit cycle, the Company estimates that it will be required to make a payment to the IRS in fiscal 2014 of $540 million, including interest of $166 million. This amount is included in current income taxes payable on the consolidated balance sheet. However, pursuant to the Tyco tax sharing agreement, Covidien estimates that it will receive payments totaling $287 million from Tyco International and TE Connectivity, which is included in the current due from former parent and affiliate. Covidien will also be required to reimburse Tyco International and TE Connectivity for its portion of their settlements, which is estimated to be $11 million.
22. Segment and Geographic Data
As discussed in note 2, the historical results of operations of the Company’s Pharmaceuticals business have been presented as discontinued operations. Accordingly, the segment data below has been recast to exclude the Company’s former Pharmaceuticals segment and to reallocate certain allocations previously included within this segment. Following the separation, the Company’s reportable segments are:

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
The Company has five operating segments which have been aggregated into the Medical Devices reportable segment based upon their similar operational and economic characteristics, three of which are organized based upon products and two of which are based on geography. The five operating segments include: Surgical Solutions in the United States and Western Europe, Vascular Products in the United States and Western Europe, Respiratory & Monitoring Solutions in the United States

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Western Europe, Developed Markets (Canada, Japan, Australia and New Zealand) and Emerging Markets (Latin America, Asia, Eastern Europe, the Middle East and Africa).
Management measures and evaluates the Company’s operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and related charges; net charges associated with acquisitions and license and distribution arrangements; certain legal charges, net of insurance recoveries; and certain asset impairment charges. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating income and in the reconciliations presented below. The Company has not presented segment assets since management does not evaluate the Company's operating segments using this information.
Selected information by business segment is presented in the following table:

(Dollars in Millions)	2013	2012	2011
Net sales(1):
Medical Devices	$8,489	$8,111	$7,829
Medical Supplies	1,746	1,740	1,778
Consolidated net sales	$10,235	$9,851	$9,607

Operating income:
Medical Devices	$2,497	$2,457	$2,375
Medical Supplies	169	212	245
Segment operating income	2,666	2,669	2,620
Unallocated amounts:
Corporate expenses	(407)	(383)	(390)
Restructuring and related charges, net (note 4)	(109)	(87)	(121)
Net charges associated with acquisitions and license and distribution arrangements(2)	(18)	(49)	(32)
Legal charges, net of insurance recoveries and shareholder settlement income (note 21)	—	(47)	(35)
Impairments related to product discontinuance(3)	—	(18)	—
Interest expense, net	(192)	(191)	(184)
Other income, net	89	25	22
Income from continuing operations before income taxes	$2,029	$1,919	$1,880

Depreciation and amortization:
Medical Devices	$421	$388	$365
Medical Supplies	73	92	97
Corporate	47	22	17
Total depreciation and amortization	$541	$502	$479

(1)
Amounts represent sales to external customers. Intersegment sales are insignificant. In both fiscal 2013 and 2012, sales to one of the Company’s distributors, which supplies products from both of the Company’s segments to many end users, represented 12% of the Company’s consolidated net sales. In fiscal 2011, no customer represented 10% or more of the Company’s total net sales.

(2)
Fiscal 2013 includes charges of $21 million resulting from entering into license and distribution agreements and $3 million of income resulting from adjustments to contingent consideration. Fiscal 2012 includes acquisition-related costs, $20 million of which relates to transaction costs, $17 million of which relates to the sale of acquired inventory that had been written up to fair value upon acquisition and $12 million of which relates to entering into a license agreement. Fiscal 2011 includes charges related to the sale of acquired ev3 inventory that had been written up to fair value upon acquisition.

(3)	Represents the impairment of inventory and capital equipment resulting from the discontinuance of the Company's Duet TRSTM Universal Straight and Articulating Single-Use Loading Units (Duet).

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Change in Segment Reporting Structure—Effective October 1, 2013, the Company realigned its operating segments such that the Medical Supplies business in Western Europe is now managed by the Medical Devices segment. Integrating these businesses allows Covidien to better utilize internal resources and achieve cost synergies. The segment information presented above does not reflect this change as the change was not effected internally until Covidien’s first quarter of fiscal 2014.

Net sales by groups of products within the Company’s segments are as follows:

(Dollars in Millions)	2013	2012	2011
Endomechanical Instruments	$2,476	$2,336	$2,342
Energy Devices	1,398	1,305	1,170
Soft Tissue Repair Products	890	882	900
Vascular Products	1,645	1,602	1,426
Oximetry & Monitoring Products	969	867	853
Airway & Ventilation Products	763	743	752
Other Products	348	376	386
Medical Devices	8,489	8,111	7,829
Nursing Care Products	831	806	808
Medical Surgical Products	430	437	441
SharpSafety Products	284	288	308
Original Equipment Manufacturer Products	201	209	221
Medical Supplies	1,746	1,740	1,778
	$10,235	$9,851	$9,607
Selected information by geographic area is as follows:

(Dollars in Millions)	2013	2012	2011
Net sales(1):
United States	$5,209	$5,226	$5,043
Other Americas	661	610	609
Europe(2)	2,463	2,226	2,326
Asia-Pacific(3)	1,902	1,789	1,629
	$10,235	$9,851	$9,607
Long-lived assets(4):
United States	$1,370	$2,173	$2,093
Other Americas	235	245	197
Europe (including $65, $108 and $115 in Ireland)	309	346	343
Asia-Pacific	209	212	176
	$2,123	$2,976	$2,809

(1)	Sales to external customers are reflected in the regions based on the reporting entity that records the transaction.

(2)	Sales recorded in Ireland were insignificant.

(3)	Includes sales to Japan which represented 10%, 11% and 10% of total net sales in fiscal 2013, 2012 and 2011, respectively.

(4)	Long-lived assets are comprised of property, plant and equipment and demonstration equipment.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Summarized Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for fiscal 2013 is as follows:

	2013
(Dollars in Millions, Except per Share Data)	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net sales	$2,567	$2,530	$2,578	$2,560
Gross profit	1,537	1,528	1,533	1,487
Income from continuing operations	456	380	400	364
Income (loss) from discontinued operations, net of income taxes	37	59	(4)	8
Net income	493	439	396	372
Basic earnings per share:
Income from continuing operations	$0.97	$0.80	$0.86	$0.80
Income (loss) from discontinued operations	0.07	0.13	(0.01)	0.02
Net income	1.04	0.93	0.85	0.81
Diluted earnings per share:
Income from continuing operations	$0.96	$0.80	$0.85	$0.79
Income (loss) from discontinued operations	0.07	0.12	(0.01)	0.02
Net income	1.03	0.92	0.84	0.80

(1)	Net sales exclude $489 million of net sales related to discontinued operations. Income from continuing operations includes $8 million of restructuring charges.

(2)
Net sales exclude $573 million of net sales related to discontinued operations. Gross profit includes $1 million of restructuring-related accelerated depreciation expense. In addition, income from continuing operations includes $54 million of restructuring charges, $6 million of income resulting from an adjustment to contingent consideration and an $8 million gain associated with the Company’s acquisition of CVI.

(3)
Net sales exclude $556 million of net sales related to discontinued operations. Gross profit includes $1 million of restructuring-related accelerated depreciation expense. In addition, income from continuing operations includes $9 million of restructuring charges, $2 million of acquisition-related costs resulting from an adjustment to contingent consideration and a $10 million gain associated with the Company’s acquisition of CVI.

(4)
Gross profit includes $2 million of restructuring-related accelerated depreciation expense. In addition, income from continuing operations includes $34 million of restructuring charges, $21 million of charges resulting from entering into license and distribution agreements, a $20 million loss on the retirement of debt incurred in connection with the early termination of a capital lease, a $12 million net gain on investments and $1 million of acquisition-related costs resulting from an adjustment to contingent consideration associated with acquisitions.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized quarterly financial data for fiscal 2012 is as follows:

	2012
(Dollars in Millions, Except per Share Data)	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net sales	$2,408	$2,438	$2,506	$2,499
Gross profit	1,482	1,468	1,511	1,446
Income from continuing operations	428	414	395	400
Income from discontinued operations, net of income taxes	66	83	58	61
Net income	494	497	453	461
Basic earnings per share:
Income from continuing operations	$0.89	$0.86	$0.82	$0.84
Income from discontinued operations	0.13	0.17	0.12	0.12
Net income	1.02	1.03	0.94	0.96
Diluted earnings per share:
Income from continuing operations	$0.89	$0.85	$0.81	$0.83
Income from discontinued operations	0.13	0.17	0.12	0.12
Net income	1.02	1.02	0.93	0.95

(1)
Net sales exclude $490 million of net sales related to discontinued operations. Gross profit includes $2 million of restructuring-related accelerated depreciation expense. In addition, income from continuing operations includes $47 million of legal charges related to the Company’s indemnification obligations of certain claims pertaining to known pending and estimated future pelvic mesh products liability claims and $10 million of restructuring charges.

(2)
Net sales exclude $508 million of net sales related to discontinued operations. Gross profit includes $1 million of restructuring-related accelerated depreciation expense and a $2 million charge related to the sale of acquired inventory that had been written up to fair value upon the acquisition of a business. In addition, income from continuing operations includes $15 million of restructuring charges and $14 million of transaction costs related to acquisitions and licensing agreements.

(3)
Net sales exclude $501 million of net sales related to discontinued operations. Gross profit includes $2 million of restructuring-related accelerated depreciation expense and a $3 million charge related to the sale of acquired inventory that had been written up to fair value upon the acquisition of businesses. In addition, income from continuing operations includes $21 million of restructuring charges, $16 million of transaction costs related to acquisitions, a $9 million loss on the early retirement of debt and a $6 million gain associated with the Company’s acquisition of superDimension.

(4)
Net sales exclude $502 million of net sales related to discontinued operations. Gross profit includes $15 million of inventory impairment charges resulting from a product discontinuance and a $12 million charge related to the sale of acquired inventory that had been written up to fair value upon the acquisition of businesses. In addition, income from continuing operations includes $36 million of restructuring charges, a $3 million capital equipment impairment resulting from a product discontinuance, $2 million of legal charges related to the Company’s indemnification obligations of certain claims pertaining to known pending and estimated future pelvic mesh products liability claims and $2 million of transaction costs related to acquisitions.

24. Subsequent Event
On October 25, 2013, the Company entered into a definitive agreement to sell its biosurgery sealant product line within the Medical Devices segment for approximately $235 million in cash. In addition, the Company may receive up to $30 million, contingent upon the achievement of certain performance measures. The Company decided to sell this product line because it was not aligned with its long-term strategic objectives. The transaction is subject to customary closing conditions and is expected to close in the first half of fiscal 2014.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25. Covidien International Finance S.A.
CIFSA, a Luxembourg company, is a holding company that is indirectly 100% owned by Covidien plc and owns, directly or indirectly, substantially all of the operating subsidiaries of Covidien plc. CIFSA is the issuer of the Company’s senior notes and commercial paper, both of which are fully, unconditionally and joint and severally guaranteed by Covidien plc and Covidien Ltd., the owners of CIFSA. In addition, CIFSA is the borrower under the revolving credit facility, which is fully and unconditionally guaranteed by Covidien plc. The following information provides the composition of the Company’s comprehensive income, assets, liabilities, equity and cash flows by relevant group within the Company: Covidien plc and Covidien Ltd. as the guarantors, CIFSA as issuer of the debt and the operating companies that represent assets of CIFSA. Condensed consolidating financial information for Covidien plc, Covidien Ltd. and CIFSA, on a stand-alone basis, is presented using the equity method of accounting for subsidiaries.

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Fiscal Year Ended September 27, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$10,235	$—	$10,235
Cost of goods sold	—	—	—	4,150	—	4,150
Gross profit	—	—	—	6,085	—	6,085
Selling, general and administrative expenses	144	—	3	3,193	—	3,340
Research and development expenses	—	—	—	508	—	508
Restructuring charges, net	—	—	—	105	—	105
Operating (loss) income	(144)	—	(3)	2,279	—	2,132
Interest expense	—	—	(211)	3	—	(208)
Interest income	—	—	—	16	—	16
Other income, net	—	—	—	89	—	89
Equity in net income of subsidiaries	1,929	1,933	1,600	—	(5,462)	—
Intercompany interest and fees	(93)	(4)	547	(450)	—	—
Income from continuing operations before income taxes	1,692	1,929	1,933	1,937	(5,462)	2,029
Income tax (benefit) expense	(8)	—	—	437	—	429
Income from continuing operations	1,700	1,929	1,933	1,500	(5,462)	1,600
Income from discontinued operations, net of income taxes	—	—	—	100	—	100
Net income	1,700	1,929	1,933	1,600	(5,462)	1,700
Other comprehensive loss from continuing operations, net of income taxes	(20)	(20)	(20)	(25)	65	(20)
Other comprehensive loss from discontinued operations, net of income taxes	(8)	(8)	(8)	(8)	24	(8)
Total comprehensive income	$1,672	$1,901	$1,905	$1,567	$(5,373)	$1,672

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Fiscal Year Ended September 28, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$9,851	$—	$9,851
Cost of goods sold	—	—	—	3,944	—	3,944
Gross profit	—	—	—	5,907	—	5,907
Selling, general and administrative expenses	90	—	2	3,169	—	3,261
Research and development expenses	—	—	—	479	—	479
Restructuring charges, net	—	—	—	82	—	82
Operating (loss) income	(90)	—	(2)	2,177	—	2,085
Interest expense	—	—	(208)	2	—	(206)
Interest income	—	—	—	15	—	15
Other (expense) income	—	—	(9)	34	—	25
Equity in net income of subsidiaries	2,040	2,047	1,625	—	(5,712)	—
Intercompany interest and fees	(41)	(7)	641	(593)	—	—
Income from continuing operations before income taxes	1,909	2,040	2,047	1,635	(5,712)	1,919
Income tax (benefit) expense	(7)	—	—	289	—	282
Income from continuing operations	1,916	2,040	2,047	1,346	(5,712)	1,637
(Loss) income from discontinued operations, net of income taxes	(11)	—	—	279	—	268
Net income	1,905	2,040	2,047	1,625	(5,712)	1,905
Other comprehensive loss from continuing operations, net of income taxes	(90)	(90)	(90)	(95)	275	(90)
Other comprehensive loss from discontinued operations, net of income taxes	(23)	(23)	(23)	(23)	69	(23)
Total comprehensive income	$1,792	$1,927	$1,934	$1,507	$(5,368)	$1,792

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Fiscal Year Ended September 30, 2011
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$9,607	$—	$9,607
Cost of goods sold	—	—	—	3,886	—	3,886
Gross profit	—	—	—	5,721	—	5,721
Selling, general and administrative expenses	4	—	2	3,147	—	3,153
Research and development expenses	—	—	—	412	—	412
Restructuring charges, net	—	—	—	114	—	114
Operating (loss) income	(4)	—	(2)	2,048	—	2,042
Interest expense	—	—	(204)	1	—	(203)
Interest income	—	—	—	19	—	19
Other income, net	—	—	—	22	—	22
Equity in net income of subsidiaries	1,913	1,918	1,478	—	(5,309)	—
Intercompany interest and fees	(43)	(5)	646	(598)	—	—
Income from continuing operations before income taxes	1,866	1,913	1,918	1,492	(5,309)	1,880
Income tax (benefit) expense	(13)	—	—	312	—	299
Income from continuing operations	1,879	1,913	1,918	1,180	(5,309)	1,581
(Loss) income from discontinued operations, net of income taxes	(11)	—	—	298	—	287
Net income	1,868	1,913	1,918	1,478	(5,309)	1,868
Other comprehensive income from continuing operations, net of income taxes	35	35	35	30	(100)	35
Other comprehensive income from discontinued operations, net of income taxes	13	13	13	13	(39)	13
Total comprehensive income	$1,916	$1,961	$1,966	$1,521	$(5,448)	$1,916

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
At September 27, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$479	$1,389	$—	$1,868
Accounts receivable trade, net	—	—	—	1,526	—	1,526
Inventories	—	—	—	1,352	—	1,352
Intercompany receivable	13	60	—	22	(95)	—
Due from former parent and affiliate	—	—	—	293	—	293
Prepaid expenses and other current assets	6	—	—	366	—	372
Deferred income taxes	—	—	—	456	—	456
Total current assets	19	60	479	5,404	(95)	5,867
Property, plant and equipment, net	1	—	—	2,011	—	2,012
Goodwill	—	—	—	8,172	—	8,172
Intangible assets, net	—	—	—	2,687	—	2,687
Due from former parent and affiliate	—	—	—	375	—	375
Investment in subsidiaries	7,305	7,152	11,597	—	(26,054)	—
Intercompany loans receivable	2,088	94	8,773	6,542	(17,497)	—
Other assets	—	—	27	778	—	805
Total Assets	$9,413	$7,306	$20,876	$25,969	$(43,646)	$19,918
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$4	$7	$—	$11
Accounts payable	1	1	—	499	—	501
Intercompany payable	22	—	—	73	(95)	—
Accrued and other current liabilities	147	—	85	1,354	—	1,586
Income taxes payable	—	—	—	541	—	541
Total current liabilities	170	1	89	2,474	(95)	2,639
Long-term debt	—	—	5,005	13	—	5,018
Income taxes payable	—	—	—	1,147	—	1,147
Guaranteed contingent tax liabilities	—	—	—	571	—	571
Intercompany loans payable	—	—	8,630	8,867	(17,497)	—
Deferred income taxes	—	—	—	605	—	605
Other liabilities	1	—	—	695	—	696
Total Liabilities	171	1	13,724	14,372	(17,592)	10,676
Shareholders’ Equity	9,242	7,305	7,152	11,597	(26,054)	9,242
Total Liabilities and Shareholders’ Equity	$9,413	$7,306	$20,876	$25,969	$(43,646)	$19,918

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
At September 28, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$404	$1,462	$—	$1,866
Accounts receivable trade, net	—	—	—	1,702	—	1,702
Inventories	—	—	—	1,772	—	1,772
Intercompany receivable	37	51	—	31	(119)	—
Due from former parent and affiliate	—	—	—	5	—	5
Prepaid expenses and other current assets	3	—	—	334	—	337
Deferred income taxes	—	—	—	590	—	590
Total current assets	40	51	404	5,896	(119)	6,272
Property, plant and equipment, net	2	—	—	2,870	—	2,872
Goodwill	—	—	—	8,542	—	8,542
Intangible assets, net	—	—	—	3,085	—	3,085
Due from former parent and affiliate	—	—	—	609	—	609
Investment in subsidiaries	13,795	14,420	11,820	—	(40,035)	—
Intercompany loans receivable	—	93	12,656	5,432	(18,181)	—
Other assets	—	—	26	851	—	877
Total Assets	$13,837	$14,564	$24,906	$27,285	$(58,335)	$22,257
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$503	$6	$—	$509
Accounts payable	2	—	—	587	—	589
Intercompany payable	31	—	—	88	(119)	—
Accrued and other current liabilities	126	—	82	1,553	—	1,761
Income taxes payable	—	—	—	53	—	53
Total current liabilities	159	—	585	2,287	(119)	2,912
Long-term debt	—	—	4,469	62	—	4,531
Income taxes payable	—	—	—	1,696	—	1,696
Guaranteed contingent tax liabilities	—	—	—	585	—	585
Intercompany loans payable	3,113	769	5,432	8,867	(18,181)	—
Deferred income taxes	—	—	—	828	—	828
Other liabilities	—	—	—	1,140	—	1,140
Total Liabilities	3,272	769	10,486	15,465	(18,300)	11,692
Shareholders’ Equity	10,565	13,795	14,420	11,820	(40,035)	10,565
Total Liabilities and Shareholders’ Equity	$13,837	$14,564	$24,906	$27,285	$(58,335)	$22,257

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended September 27, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(165)	$(13)	$421	$1,892	$(40)	$2,095
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(482)	—	(482)
Acquisitions, net of cash acquired	—	—	—	(248)	—	(248)
Acquisition of licenses and technology	—	—	—	(33)	—	(33)
Sale of investments	—	—	—	49	—	49
Purchase of investments	—	—	—	(16)	—	(16)
Net decrease in intercompany loans	—	—	2,083	—	(2,083)	—
Decrease (increase) in investment in subsidiary	3,014	—	(776)	—	(2,238)	—
Other	—	—	—	8	—	8
Net cash provided by (used in) investing activities	3,014	—	1,307	(722)	(4,321)	(722)
Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(210)	—	—	(210)
Issuance of debt	—	—	743	886	—	1,629
Repayment of debt	—	—	(500)	(45)	—	(545)
Dividends paid	(487)	—	—	—	—	(487)
Repurchase of shares	(1,710)	—	—	—	—	(1,710)
Proceeds from exercise of share options	228	—	—	—	—	228
Transfer of cash and cash equivalents to Mallinckrodt	(154)	—	—	(66)	40	(180)
Payment of contingent consideration	—	—	—	(95)	—	(95)
Net intercompany loan (repayments) borrowings	(985)	13	—	(1,111)	2,083	—
Intercompany dividend received (paid)	—	—	14	(14)	—	—
Capital contribution	—	—	—	776	(776)	—
Redemption of subsidiary shares	—	—	(1,700)	(1,314)	3,014	—
Other	259	—	—	(217)	—	42
Net cash (used in) provided by financing activities	(2,849)	13	(1,653)	(1,200)	4,361	(1,328)
Effect of currency rate changes on cash	—	—	—	(43)	—	(43)
Net increase (decrease) in cash and cash equivalents	—	—	75	(73)	—	2
Cash and cash equivalents at beginning of year	—	—	404	1,462	—	1,866
Cash and cash equivalents at end of year	$—	$—	$479	$1,389	$—	$1,868

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended September 28, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(103)	$(186)	$464	$2,250	$—	$2,425
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(526)	—	(526)
Acquisitions, net of cash acquired	—	—	—	(1,134)	—	(1,134)
Acquisition of licenses and technology	—	—	—	(52)	—	(52)
Sale of investments	—	—	—	31	—	31
Purchase of investments	—	—	—	(12)	—	(12)
Net increase in intercompany loans	—	—	(2,090)	—	2,090	—
Increase in investment in subsidiary	—	—	(721)	—	721	—
Other	—	—	—	15	—	15
Net cash used in investing activities	—	—	(2,811)	(1,678)	2,811	(1,678)
Cash Flows From Financing Activities:
Net issuance of commercial paper	—	—	95	—	—	95
Issuance of debt	—	—	1,240	—	—	1,240
Repayment of debt	—	—	(508)	(49)	—	(557)
Dividends paid	(434)	—	—	—	—	(434)
Repurchase of shares	(932)	—	—	—	—	(932)
Proceeds from exercise of share options	241	—	—	—	—	241
Payment of contingent consideration	—	—	—	(47)	—	(47)
Net intercompany loan borrowings	1,176	186	—	728	(2,090)	—
Intercompany dividend received (paid)	—	—	1,755	(1,755)	—	—
Capital contribution	—	—	—	721	(721)	—
Other	52	—	—	(41)	—	11
Net cash provided by (used in) financing activities	103	186	2,582	(443)	(2,811)	(383)
Effect of currency rate changes on cash	—	—	—	(1)	—	(1)
Net increase in cash and cash equivalents	—	—	235	128	—	363
Cash and cash equivalents at beginning of year	—	—	169	1,334	—	1,503
Cash and cash equivalents at end of year	$—	$—	$404	$1,462	$—	$1,866

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended September 30, 2011
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$12	$323	$438	$1,409	$—	$2,182
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(467)	—	(467)
Acquisitions, net of cash acquired	—	—	—	(13)	—	(13)
Acquisition of licenses and technology	—	—	—	(6)	—	(6)
Sale of investments	—	—	—	17	—	17
Purchase of investments	—	—	—	(19)	—	(19)
Net increase in intercompany loans	—	—	(383)	—	383	—
Increase in investment in subsidiary	—	(199)	—	—	199	—
Other	—	—	—	8	—	8
Net cash used in investing activities	—	(199)	(383)	(480)	582	(480)
Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(282)	—	—	(282)
Repayment of debt	—	—	(253)	(5)	—	(258)
Dividends paid	(396)	—	—	—	—	(396)
Repurchase of shares	(955)	—	—	—	—	(955)
Proceeds from exercise of share options	176	—	—	—	—	176
Payment of contingent consideration	—	—	—	(71)	—	(71)
Net intercompany loan borrowings (repayments)	1,103	(124)	—	(596)	(383)	—
Intercompany dividend received (paid)	—	—	250	(250)	—	—
Capital contribution	—	—	—	199	(199)	—
Other	59	—	—	(44)	—	15
Net cash used by financing activities	(13)	(124)	(285)	(767)	(582)	(1,771)
Effect of currency rate changes on cash	—	—	—	7	—	7
Net (decrease) increase in cash and cash equivalents	(1)	—	(230)	169	—	(62)
Cash and cash equivalents at beginning of year	1	—	399	1,165	—	1,565
Cash and cash equivalents at end of year	$—	$—	$169	$1,334	$—	$1,503

COVIDIEN PLC
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Income	Acquisitions, Divestitures and Other	Deductions	Balance at End of Year
(Dollars in Millions)
Fiscal 2013
Reserve for rebates	$610	$2,363	$(207)	$(2,349)	$417
Allowance for doubtful accounts	$40	$5	$(2)	$(5)	$38
Fiscal 2012
Reserve for rebates	$617	$2,418	$2	$(2,427)	$610
Allowance for doubtful accounts	$39	$9	$(1)	$(7)	$40
Fiscal 2011
Reserve for rebates	$570	$2,264	$3	$(2,220)	$617
Allowance for doubtful accounts	$73	$(3)	$(1)	$(30)	$39