Form 10-Q
period 2013-12-27
Covidien plc
filed 2014-02-04
CIK 1385187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 27, 2013
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
The number of ordinary shares outstanding as of January 31, 2014 was 450,746,404.

COVIDIEN PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Quarters Ended December 27, 2013 and December 28, 2012
(in millions, except per share data)

	Quarter Ended
	December 27, 2013	December 28, 2012
Net sales	$2,639	$2,567
Cost of goods sold	1,076	1,030
Gross profit	1,563	1,537
Selling, general and administrative expenses	850	822
Research and development expenses	125	111
Restructuring charges, net	57	8
Operating income	531	596
Interest expense	(53)	(51)
Interest income	2	3
Other income	33	1
Income from continuing operations before income taxes	513	549
Income tax expense	115	93
Income from continuing operations	398	456
Income from discontinued operations, net of income taxes	—	37
Net income	$398	$493
Basic earnings per share:
Income from continuing operations	$0.88	$0.97
Income from discontinued operations	—	0.07
Net income	0.88	1.04
Diluted earnings per share:
Income from continuing operations	$0.87	$0.96
Income from discontinued operations	—	0.07
Net income	0.87	1.03
Weighted-average number of shares outstanding:
Basic	452	472
Diluted	456	477
Cash dividends declared per ordinary share	$—	$0.26

See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Quarters Ended December 27, 2013 and December 28, 2012
(in millions)

	Quarter Ended
	December 27, 2013	December 28, 2012
Net Income	$398	$493
Income from discontinued operations, net of income taxes	—	37
Income from continuing operations	398	456
Currency translation adjustments	(16)	3
Unrecognized gain on derivatives	2	4
Unrecognized gain on benefit plans	2	1
Other comprehensive (loss) income from continuing operations, net of income taxes	(12)	8
Comprehensive income from continuing operations, net of income taxes	386	464
Comprehensive income from discontinued operations, net of income taxes	—	47
Comprehensive income	$386	$511

See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
At December 27, 2013 and September 27, 2013
(in millions, except share data)

	December 27, 2013	September 27, 2013
Assets
Current Assets:
Cash and cash equivalents	$1,581	$1,868
Accounts receivable trade, less allowance for doubtful accounts of $39 and $38	1,602	1,526
Inventories	1,354	1,352
Due from former parent and affiliate	333	293
Prepaid expenses and other current assets (including $74 and $75 due from Mallinckrodt)	970	828
Total current assets	5,840	5,867
Property, plant and equipment, net	2,001	2,012
Goodwill	8,125	8,172
Intangible assets, net	2,549	2,687
Due from former parent and affiliate	367	375
Other assets	737	805
Total Assets	$19,619	$19,918

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$6	$11
Accounts payable	493	501
Accrued and other current liabilities (including $62 and $55 due to Mallinckrodt)	1,233	1,586
Income taxes payable	493	541
Total current liabilities	2,225	2,639
Long-term debt	5,016	5,018
Income taxes payable	1,136	1,147
Guaranteed contingent tax liabilities	553	571
Other liabilities	1,293	1,301
Total Liabilities	10,223	10,676
Commitments and contingencies (note 14)
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 490,970,116 and 489,032,186 issued	98	97
Ordinary shares held in treasury at cost; 40,818,198 and 36,258,061	(2,522)	(2,210)
Additional paid-in capital	7,628	7,549
Retained earnings	3,912	3,514
Accumulated other comprehensive income	280	292
Total Shareholders’ Equity	9,396	9,242
Total Liabilities and Shareholders’ Equity	$19,619	$19,918
See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
Quarter Ended December 27, 2013
(in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number	Par Value	Number	Amount
Balance at September 27, 2013	489	$97	(36)	$(2,210)	$7,549	$3,514	$292	$9,242
Net income	—	—	—	—	—	398	—	398
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(12)	(12)
Repurchase of shares	—	—	(5)	(312)	—	—	—	(312)
Share options exercised	1	1	—	—	53	—	—	54
Vesting of restricted shares	1	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	26	—	—	26
Balance at December 27, 2013	491	$98	(41)	$(2,522)	$7,628	$3,912	$280	$9,396

See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Quarters Ended December 27, 2013 and December 28, 2012
(in millions)

	Quarter Ended
	December 27, 2013	December 28, 2012
Cash Flows From Operating Activities:
Net income	$398	$493
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	134	164
Impairment of intangible assets	28	8
Equity-based compensation	26	26
Deferred income taxes	26	21
Provision for losses on accounts receivable and inventory	13	20
Other non-cash items	(5)	(9)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(82)	(59)
Inventories	(21)	(77)
Accounts payable	(6)	1
Income taxes	(16)	(48)
Accrued and other liabilities	(238)	(389)
Other	(36)	(31)
Net cash provided by operating activities	221	120
Cash Flows From Investing Activities:
Capital expenditures	(61)	(116)
Acquisition, net of cash acquired	(24)	(88)
Other	(4)	(4)
Net cash used in investing activities	(89)	(208)
Cash Flows From Financing Activities:
Net issuance of commercial paper	—	45
Dividends paid	(145)	(246)
Repurchase of shares	(312)	(259)
Proceeds from exercise of share options	44	94
Payment of contingent consideration	—	(14)
Other	4	17
Net cash used in financing activities	(409)	(363)
Effect of currency rate changes on cash	(10)	(16)
Net decrease in cash and cash equivalents	(287)	(467)
Cash and cash equivalents at beginning of period	1,868	1,866
Cash and cash equivalents at end of period	$1,581	$1,399
See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Basis of Presentation—The accompanying financial statements reflect the consolidated operations of Covidien plc, a company incorporated in Ireland, and its subsidiaries (Covidien or the Company). The unaudited condensed consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim results reported. The year-end balance sheet data was derived from audited consolidated financial statements. These financial statements do not include all of the annual disclosures required by U.S. GAAP; accordingly, they should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended September 27, 2013.
2. Segment Data
During fiscal 2013, the Company completed the separation of its Pharmaceuticals business into a separate, stand alone publicly traded company, Mallinckrodt plc (the 2013 separation). As discussed in note 4, the historical results of operations of the Company’s former Pharmaceuticals business have been presented as discontinued operations. Accordingly, the segment data below has been recast to exclude the Company’s former Pharmaceuticals segment and to reallocate certain allocations previously included within this segment.
Following the 2013 separation, the Company realigned its operating segments, effective October 1, 2013, such that the Medical Supplies business in Western Europe is now managed by the Medical Devices segment. Integrating these businesses allows Covidien to better utilize internal resources and achieve cost synergies. In addition, certain costs that were previously included in corporate expense, primarily information technology and certain shared service costs, are now reflected in the Company’s reportable segments, consistent with the way in which management measures and evaluates segment performance. Following this realignment, the Company’s reportable segments are as follows:

•
Medical Devices includes advanced and general surgical products, peripheral vascular and neurovascular products, patient monitoring products, and airway and ventilation products sold worldwide. It also includes nursing care, medical surgical, SharpSafetyTM and original equipment manufacturer (OEM) products sold outside the United States.

•	U.S. Medical Supplies includes nursing care, medical surgical, SharpSafetyTM and OEM products sold in the United States.
The Company has aggregated the following four operating segments into the Medical Devices reportable segment based upon their similar operational and economic characteristics:

•	Western Europe;

•	Developed Markets—Canada, Japan, Australia and New Zealand;

•	Emerging Markets—Eastern Europe, Middle East, Africa, Asia (excluding Japan) and Latin America; and

•	U.S. Medical Devices.
Management measures and evaluates the Company’s operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and related charges; income (charges) associated with acquisitions; and impairments and other charges associated with certain product discontinuances. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Selected information by business segment is presented below:

	Quarter Ended
(Dollars in Millions)	December 27, 2013	December 28, 2012
Net sales(1) :
Medical Devices	$2,251	$2,182
U.S. Medical Supplies	388	385
Consolidated net sales	$2,639	$2,567
Segment operating income:
Medical Devices	$650	$634
U.S. Medical Supplies	39	51
Segment operating income	689	685
Unallocated amounts:
Corporate expenses	(90)	(81)
Restructuring and related charges, net (note 5)	(59)	(8)
Renal denervation charges, net(2)	(9)	—
Interest expense, net	(51)	(48)
Other income, net	33	1
Income from continuing operations before income taxes	$513	$549

(1)	Amounts represent sales to external customers. Intersegment sales are insignificant.

(2)
Represents charges incurred in connection with the Company’s decision to exit its OneShotTM renal denervation program totaling $35 million, the majority of which relates to the write-off of intangible assets, which is discussed in note 9. These charges are partially offset by income of $26 million resulting from the reversal of contingent consideration associated with the fiscal 2012 acquisition of Maya Medical, which is discussed in note 11.

3. Acquisition
On December 8, 2013, the Company entered into a definitive agreement to acquire Given Imaging Ltd., a developer of gastrointestinal medical devices, for $30.00 per share in cash, for a total of approximately $860 million, net of cash and investments acquired. The transaction provides the Company with additional scale and scope to serve the global gastrointestinal market and supports Covidien’s strategy to comprehensively address key global specialties and procedures. The transaction, which is expected to close in the second quarter of fiscal 2014, is subject to satisfaction of customary closing conditions.
4. Discontinued Operations and Divestiture
Discontinued Operations
The historical results of operations of Covidien’s former Pharmaceuticals business have been presented as discontinued operations in the prior year condensed consolidated statements of income and comprehensive income. Discontinued operations includes the results of Mallinckrodt’s business except for certain corporate overhead costs and other allocations, which remain in continuing operations. Discontinued operations also includes costs incurred by Covidien to separate Mallinckrodt. The prior year statement of cash flows has not been adjusted to reflect the effect of the 2013 separation.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net sales and income from Mallinckrodt’s operations and adjustments to the loss recorded on prior dispositions are as follows:

(Dollars in Millions)	Quarter Ended December 28, 2012
Net sales	$489
Income from operations, net of tax provision $24(1)	$38
Loss on disposition, net of tax benefit of $—	(1)
Income from discontinued operations, net of tax	$37

(1) Includes $19 million of pre-tax charges incurred in connection with the activities taken to complete the 2013 separation and to build out Mallinckrodt’s corporate infrastructure.
Divestiture
On January 15, 2014, the Company sold its biosurgery sealant product line (Confluent) within the Medical Devices segment for $231 million in cash. The Company expects this transaction to result in a pre-tax gain of approximately $110 million in the second quarter of fiscal 2014. In addition, the Company may receive up to $30 million, contingent upon the achievement of certain performance measures. This product line generated approximately $65 million of sales in fiscal 2013. The Company sold this product line because it was not aligned with its long-term strategic objectives. At December 27, 2013, the biosurgery sealant product line has been classified as held for sale. The assets held for sale are comprised of $79 million of intangible assets, net and $66 million of goodwill, both of which are included in prepaid expenses and other current assets on the condensed consolidated balance sheet. Liabilities associated with assets held for sale are comprised solely of $27 million of deferred tax liabilities, which are included in accrued and other current liabilities on the condensed consolidated balance sheet.
5. Restructuring and Related Charges, Net
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
In fiscal 2011, the Company launched a $275 million restructuring program designed to improve the Company’s cost structure. This program includes actions across the Company’s segments and corporate and excludes restructuring actions associated with acquisitions. Charges totaling approximately $50 million recorded under this program by the Company’s former Pharmaceuticals segment have been reclassified to discontinued operations. Accordingly, aggregate charges of approximately $225 million are expected to relate to the Company’s continuing operations. These charges, which are recorded as the specific actions required to execute on these initiatives are identified and approved, are expected to be incurred by the end of fiscal 2015.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net restructuring and related charges recognized in continuing operations, including actions associated with acquisitions, by segment were as follows:

	Quarter Ended
(Dollars in Millions)	December 27, 2013	December 28, 2012
Medical Devices	$56	$5
U.S. Medical Supplies	1	3
Corporate	2	—
Restructuring and related charges, net	59	8
Less: accelerated depreciation	(2)	—
Restructuring charges, net	$57	$8
Net restructuring and related charges recognized in continuing operations were comprised of the following:

	Quarter Ended
(Dollars in Millions)	December 27, 2013	December 28, 2012
Acquisition-related restructuring actions	$3	$2
2013 program	57	—
2011 and prior programs	(1)	6
Restructuring and related charges, net	59	8
Less: non-cash charges, including accelerated depreciation	(2)	(3)
Total charges expected to be settled in cash	$57	$5
The following table summarizes cash activity for restructuring reserves related to acquisitions for the quarter ended December 27, 2013:

(Dollars in Millions)	Employee Severance and Benefits	Other	Total
Balance at September 27, 2013	$6	$6	$12
Charges	—	3	3
Cash payments	(1)	(1)	(2)
Balance at December 27, 2013	$5	$8	$13
The following table summarizes cash activity for restructuring reserves related to the 2013 and 2011 and prior programs for the quarter ended December 27, 2013, substantially all of which relates to employee severance and benefits:

(Dollars in Millions)	2013 Program	2011 and Prior Programs	Total
Balance at September 27, 2013	$22	$88	$110
Charges	58	2	60
Changes in estimate	(1)	(5)	(6)
Cash payments	(10)	(23)	(33)
Currency translation	—	1	1
Balance at December 27, 2013	$69	$63	$132

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net restructuring and related charges, including associated asset impairments, incurred cumulative to date under the 2013 and 2011 programs as of December 27, 2013 were as follows:

(Dollars in Millions)	2013 Program	2011 Program
Medical Devices	$67	$159
U.S. Medical Supplies	4	3
Corporate	10	11
Total	$81	$173
Restructuring reserves were reported on the Company’s condensed consolidated balance sheets as follows:

(Dollars in Millions)	December 27, 2013	September 27, 2013
Accrued and other current liabilities	$131	$109
Other liabilities	14	13
Restructuring reserves	$145	$122
6. Retirement Plans
The net periodic benefit cost for the Company’s defined benefit pension plans was as follows:

	Quarter Ended
(Dollars in Millions)	December 27, 2013	December 28, 2012
Service cost	$4	$4
Interest cost	5	4
Expected return on plan assets	(5)	(5)
Amortization of net actuarial loss	2	3
Total net periodic benefit cost included in continuing operations	6	6
Net periodic benefit cost included in discontinued operations	—	2
Net periodic benefit cost	$6	$8
The net periodic benefit cost for postretirement benefit plans for the quarter ended December 27, 2013 and December 28, 2012 was insignificant.
7. Earnings per Share
The weighted-average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

	Quarter Ended
(in Millions)	December 27, 2013	December 28, 2012
Basic shares	452	472
Effect of share options and restricted shares	4	5
Diluted shares	456	477
The computation of diluted earnings per share for the quarters ended December 27, 2013 and December 28, 2012 excludes approximately 4 million and 5 million, respectively, of options and restricted share awards because either the effect would have been anti-dilutive or the performance criteria related to the awards had not yet been met.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Inventories
At the end of each period, inventories were comprised of the following:

(Dollars in Millions)	December 27, 2013	September 27, 2013
Purchased materials and manufactured parts	$297	$289
Work in process	167	169
Finished goods	890	894
Inventories	$1,354	$1,352
9. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the quarter ended December 27, 2013 were as follows:

(Dollars in Millions)	Medical Devices	Medical Supplies	U.S. Medical Supplies	Total
Goodwill at September 27, 2013	$7,783	$389	$—	$8,172
Segment realignment (note 2)	26	(389)	363	—
Acquisition	17	—	—	17
Reclassification of Confluent to assets held for sale (note 4)	(66)	—	—	(66)
Currency translation	2	—	—	2
Goodwill at December 27, 2013	$7,762	$—	$363	$8,125
The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	December 27, 2013		September 27, 2013
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,071	$832	$2,229	$890
Customer relationships	958	227	959	213
Other	136	84	161	86
Total	$3,165	$1,143	$3,349	$1,189
Non-Amortizable:
Trademarks	$322		$322
In-process research and development	205		205
Total	$527		$527
Intangible asset amortization expense from continuing operations was $53 million and $55 million for the quarters ended December 27, 2013 and December 28, 2012, respectively. Amortization expense associated with the intangible assets included on the Company’s balance sheet as of December 27, 2013 is expected to be as follows:

(Dollars in Millions)
Fiscal 2014	$209
Fiscal 2015	207
Fiscal 2016	201
Fiscal 2017	198
Fiscal 2018	195

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with management’s regular review of strategic programs and growth potential for the Company’s product portfolio, management decided to exit the Company’s OneShot™ renal denervation program associated with the fiscal 2012 acquisition of Maya Medical. This decision was primarily driven by slower than expected development of the renal denervation market. As a result of this decision, during the first quarter of fiscal 2014, the Company recorded pre-tax intangible asset impairment charges of $28 million to write off the completed technology associated with this project.
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
Interest Rate Exposure
Fair Value Hedges—During fiscal 2011, Covidien International Finance S.A. (CIFSA) entered into interest rate swaps to convert its senior notes due in 2017 from fixed rate debt to variable rate debt. These swaps were subsequently terminated during the fourth quarter of fiscal 2011. Since the interest rate swaps were designated as hedging instruments of outstanding debt, the $23 million gain is being amortized to interest expense over the remaining life of the related debt.
Cash Flow Hedges—During both fiscal 2013 and 2007, CIFSA entered into forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of fixed rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective; accordingly, the gains and losses that resulted upon termination of the rate locks were recorded in accumulated other comprehensive income and are being amortized to interest expense over the terms of the notes. The amounts reclassified to earnings during the quarters ended December 27, 2013 and December 28, 2012 and the amount expected to be reclassified to earnings during the next twelve months are insignificant. At both December 27, 2013 and September 27, 2013, the amount of loss that remained in accumulated other comprehensive income was $34 million.
Foreign Exchange Exposure
Derivatives not Designated as Hedging Instruments—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro and yen, as well as approximately 20 other currencies. The Company generally manages its exposure for forecasted transactions for the upcoming 12 months. All forward and option contracts are recorded on the condensed consolidated balance sheet at fair value. At December 27, 2013, the Company had foreign currency forward and option contracts outstanding with a notional amount of $1.239 billion. These contracts do not meet the necessary criteria to qualify for hedge accounting; accordingly, changes in fair value are recognized in earnings.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net losses and gains from foreign currency transaction exposures and the impact of related hedges included in continuing operations were as follows:

	Quarter Ended
(Dollars in Millions)	December 27, 2013	December 28, 2012
Cost of goods sold:
Loss on foreign currency transaction exposures	$(29)	$(16)
Gain on foreign currency hedge contracts	6	6
Net foreign currency loss	$(23)	$(10)

Selling, general and administrative expenses:
(Loss) gain on foreign currency transaction exposures	$(13)	$14
Gain (loss) on foreign currency hedge contracts	18	(11)
Net foreign currency gain	$5	$3

Total:
Loss on foreign currency transaction exposures	$(42)	$(2)
Gain (loss) on foreign currency hedge contracts	24	(5)
Net foreign currency loss	$(18)	$(7)
Fair Value of Derivative Instruments
The fair value of foreign exchange forward and option contracts not designated as hedging instruments were included in the following condensed consolidated balance sheet accounts in the amounts shown:

(Dollars in Millions)	December 27, 2013	September 27, 2013
Derivative Assets:
Prepaid expenses and other current assets	$19	$7
Accrued and other current liabilities	1	10
	$20	$17
Derivative Liabilities:
Prepaid expenses and other current assets	$9	$1
Accrued and other current liabilities	18	38
	$27	$39

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s derivatives that are subject to master netting agreements, allowing for the right of offset by the counterparty, are presented on a net basis on the condensed consolidated balance sheets. The following table provides information on all of the Company’s derivative positions on a gross basis, as well as on a net basis when subject to master netting agreements, at the end of each period:

	December 27, 2013		September 27, 2013
(Dollars in Millions)	Asset	Liability	Asset	Liability
Gross amounts recognized	$20	$27	$17	$39
Gross amounts offset in the condensed consolidated balance sheets	(10)	(10)	(11)	(11)
Net amounts presented in the condensed consolidated balance sheets	$10	$17	$6	$28
11. Financial Instruments and Fair Value Measurements
Fair value is defined as the exit price that would be received from the sale of an asset or paid to transfer a liability, using assumptions that market participants would use in pricing an asset or liability. The fair value guidance establishes the following three-level hierarchy used for measuring fair value:
Level 1—observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2—significant other observable inputs that are observable either directly or indirectly; and
Level 3—significant unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.
The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at December 27, 2013 and September 27, 2013:

		Basis of Fair Value Measurement
(Dollars in Millions)	December 27, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency hedge contracts	$20	$—	$20	$—
Liabilities:
Foreign currency hedge contracts	$27	$—	$27	$—
Deferred compensation liabilities	132	—	132	—
Contingent consideration	112	—	—	112
Total liabilities at fair value	$271	$—	$159	$112

		Basis of Fair Value Measurement
(Dollars in Millions)	September 27, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency hedge contracts	$17	$—	$17	$—
Liabilities:
Foreign currency hedge contracts	$39	$—	$39	$—
Deferred compensation liabilities	114	—	114	—
Contingent consideration	127	—	—	127
Total liabilities at fair value	$280	$—	$153	$127

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign currency hedge contracts—The fair values of foreign currency hedge contracts were measured using significant other observable inputs and valued by reference to over-the-counter quoted market prices for similar instruments. The Company does not believe that the fair values of these derivative instruments differ significantly from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a significant effect on its results of operations, financial condition or cash flows.
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
During the first quarter of fiscal 2014, the Company determined that the post-market clinical trial associated with the radiofrequency energy-based renal denervation device (RF Device) to treat hypertension, resulting from the fiscal 2012 acquisition of Maya Medical, would not be successfully completed within the required timeframe. Accordingly, the Company reversed the $20 million contingent consideration liability associated with the achievement of this milestone. In addition, as a result of the Company’s decision to exit the renal denervation program, the Company reversed $6 million of contingent consideration liabilities that were primarily associated with the achievement of sales targets for the RF Device. Accordingly, during the first quarter of fiscal 2014, the Company recorded income totaling $26 million related to a reduction in the fair value of contingent consideration liabilities associated with the acquisition of Maya Medical. As of December 27, 2013, the Company had an insignificant liability related to the achievement of sales targets for the RF Device remaining on its condensed consolidated balance sheet.
As of December 27, 2013, the Company’s maximum potential future contingent consideration payments associated with the 2013 acquisition of Nfocus was $45 million. This contingent consideration consists of $25 million in milestone payments related to the achievement of certain regulatory approvals and $20 million in milestone payments related to the achievement of sales targets. As of December 27, 2013, recorded contingent consideration of $21 million related entirely to the regulatory milestones; no value has been assigned to the sales milestones.
As of December 27, 2013, the Company’s maximum potential future contingent consideration payments associated with the fiscal 2013 acquisition of CV Ingenuity was $82 million, $43 million of which related to the achievement of certain regulatory milestones and $39 million of which related to the achievement of sales targets. As of December 27, 2013, the Company had a recorded liability of $29 million related to the regulatory milestones and $11 million related to the sales milestones.
As of December 27, 2013, the Company’s maximum potential future contingent consideration payments associated with the fiscal 2012 acquisition of BÂRRX Medical, Inc. (BÂRRX) was $15 million, for which the Company had recorded a liability for the full amount. Payment of this contingent consideration is based on maintaining certain health insurance coverage targets for procedures utilizing BÂRRX devices.
As of December 27, 2013 the Company’s maximum potential future contingent consideration payments associated with other acquisitions totaled $78 million, for which the Company had a recorded liability of $34 million on its condensed consolidated balance sheet. This contingent consideration is based on the achievement of sales targets and relates to the fiscal 2012 acquisition of superDimension, Ltd. and two smaller acquisitions, one of which was completed this quarter.
The following is a reconciliation of changes in the fair value of contingent consideration for the quarter ended December 27, 2013:

(Dollars in Millions)
Balance at September 27, 2013	$127
Acquisition date fair value of contingent consideration	11
Change in fair value included in selling, general and administrative expenses	(26)
Balance at December 27, 2013	$112

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments Not Measured at Fair Value
The fair value of cash and cash equivalents approximate carrying value since cash equivalents consist of liquid investments with a maturity of three months or less (level 1). The fair value of long-term debt, including both current and non-current maturities, is based upon quoted prices in active markets for similar instruments (level 2) and was approximately $5.360 billion and $5.433 billion at December 27, 2013 and September 27, 2013, respectively. It is not practicable to estimate the fair value of the Company’s guaranteed contingent tax liabilities and the related amount due from former parent and affiliate.
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
The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy and Portugal and as a percent of the Company’s total accounts receivable at the end of each period were as follows:

(Dollars in Millions)	December 27, 2013	September 27, 2013
Accounts receivable, net in Spain, Italy and Portugal	$412	$406
Percentage of total accounts receivable, net	26%	27%
Net sales to customers in Spain, Italy and Portugal totaled $144 million during both the quarter ended December 27, 2013 and December 28, 2012. Accounts receivable, net in Spain, Italy and Portugal over 365 days past due were $76 million and $54 million as of December 27, 2013 and September 27, 2013, respectively.
12. Transactions with Former Parent and Affiliate
Tyco Tax Sharing Agreement—On June 29, 2007, the Company entered into a tax sharing agreement, under which the Company shares responsibility for certain of its, Tyco International’s and TE Connectivity’s income tax liabilities for periods prior to separation from Tyco International in 2007 (the 2007 separation). Covidien, Tyco International and TE Connectivity share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 separation. If Tyco International and TE Connectivity default on their obligations to Covidien under the tax sharing agreement, Covidien would be liable for the entire amount of these liabilities. All costs and expenses associated with the management of these tax liabilities are being shared equally among the parties.
At December 27, 2013, the Company is the primary obligor to the taxing authorities for $1.629 billion of tax liabilities that are recorded on the condensed consolidated balance sheet, of which $1.353 billion relates to periods prior to the 2007 separation and is shared with Tyco International and TE Connectivity pursuant to the Tyco tax sharing agreement. At

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 27, 2013, the Company was the primary obligor to the taxing authorities for $1.688 billion of tax liabilities that were recorded on the condensed consolidated balance sheet.
Income Tax Receivables—The Company has a current and non-current receivable from Tyco International and TE Connectivity totaling $700 million and $668 million at December 27, 2013 and September 27, 2013, respectively. These receivables primarily reflect 58% of the contingent tax liabilities that are subject to the Tyco tax sharing agreement and are classified as due from former parent and affiliate on the condensed consolidated balance sheets. Adjustments to these receivables are recorded in other income. The amount of income recorded related to the Tyco tax sharing agreement was $32 million during the first quarter of fiscal 2014. This amount included $25 million of income for Covidien’s portion of Tyco International’s settlement of contract claims under a 2002 tax agreement with CIT Group Inc., a former subsidiary of Tyco International. The amount of income recorded related to the Tyco tax sharing agreement during the first quarter of fiscal 2013 was insignificant.
Guaranteed Contingent Tax Liabilities—The Company has certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, primarily related to certain contingent tax liabilities. Current and non-current liabilities totaling $584 million related to these guarantees were included on the Company’s condensed consolidated balance sheets at both December 27, 2013 and September 27, 2013, respectively. The non-current portion of these liabilities are classified as guaranteed contingent tax liabilities on the condensed consolidated balance sheets, while the current portion is included in accrued and other current liabilities.
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
The Company has recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in note 14. In addition, the Company is liable for product performance; however, in the opinion of management, such obligations will not significantly affect the Company’s results of operations, financial condition or cash flows.
As of December 27, 2013, the Company had various outstanding letters of credit and guarantee and surety bonds totaling $189 million, none of which were individually significant.
In connection with the 2013 separation, Mallinckrodt assumed the tax liabilities that are attributable to its subsidiaries. Covidien has indemnified Mallinckrodt to the extent that such tax liabilities arising from periods prior to fiscal 2013 exceed $200 million, net of certain tax benefits realized. In addition, in connection with the 2013 separation, the Company entered into certain other guarantee commitments and indemnifications with Mallinckrodt. The values attributable to the tax indemnification and other guarantees were insignificant. Additionally, in connection with the 2007 separation, the Company entered into certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, which are discussed in note 12.
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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Legal Proceedings
The Company records a liability when a loss is considered probable and the amount can be reasonably estimated. When the reasonable estimate of a probable loss is a range and a best estimate cannot be made, the minimum amount of the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 27, 2013 and September 27, 2013, the Company had accruals for products liability and other legal matters totaling $148 million and $147 million, respectively, which includes reserves for certain of the matters discussed below. In addition, the Company had related insurance receivables of $29 million at both December 27, 2013 and September 27, 2013.
Products Liability Litigation—The Company currently is involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of the Company have supplied pelvic mesh products to one of the manufacturers named in the litigation and the Company is indemnifying that manufacturer on certain claims. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts and in Canada. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. As of December 27, 2013, there were approximately 5,600 cases pending believed to involve products manufactured by Company subsidiaries. Although the number of pending cases increased during the quarter ended December 27, 2013, the Company has little to no information regarding the nature of claims and potential damages in these cases and, accordingly, did not record any additional charges for these cases during the quarter. Based on current information, the Company believes that it has adequate amounts recorded relating to these matters. While the Company believes that the final disposition of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims.
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
Ethicon Endo-Surgery, Inc., et al. v. Covidien, Inc., et al. is a patent infringement action filed on December 14, 2011 in the United States District Court for the Southern District of Ohio, Western Division. The complaint alleges that the Company’s Sonicision™ product infringes several of Ethicon’s design and utility patents. Ethicon is seeking monetary damages and injunctive relief. The parties have engaged in discovery and pre-trial motion practice. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. On January 22, 2014, the district court entered summary judgment in the Company’s favor, ruling that the Company does not infringe any of the seven Ethicon patents in dispute and declaring five of Ethicon's patents invalid.
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
On May 1, 2013, the jury returned a verdict finding that ev3 breached the merger agreement and awarded $175 million in damages plus interest to the plaintiffs. Since the jury did not find fraud, the jury did not have the option of awarding punitive damages. The Company estimates that its possible range of loss is $0 to $275 million, which includes approximately $100 million of post judgment interest. On August 29, 2013, the court denied the Company’s motions for judgment as a matter of law and for a new trial. The Company has appealed the verdict to the Delaware Supreme Court. Oral argument for the appeal has been scheduled for March 12, 2014. The Company has assessed the status of this matter, has concluded that it is more likely than not that the finding will be overturned, and intends to vigorously pursue all available means to achieve such reversal. Accordingly, no liability has been recorded with respect to any damage award.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations, financial condition or cash flows.
Environmental Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 27, 2013, the Company concluded that it was probable that it would incur remedial costs in the range of $111 million to $185 million. As of December 27, 2013, the Company concluded that the best estimate within this range was $111 million, of which $8 million was included in accrued and other current liabilities and $103 million was included in other liabilities on the condensed consolidated balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.
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
On September 17, 2010, the Company appealed the final order issued by the Maine Board in Maine Superior Court. On appeal, the Company has requested that the Superior Court invalidate the Maine Board’s final order in its entirety or, in the alternative, reverse or modify the final order to eliminate the requirements that the Company remove one of the two landfills and recap the remaining three landfills. The Company also appealed certain administrative requirements of the final order. On November 1, 2012, the Superior Court affirmed the Maine Board’s final order. The Company has appealed the Superior Court’s decision to the Maine Supreme Judicial Court. Oral argument for the appeal has been scheduled for February 11, 2014. The Company has assessed the status of this matter and has concluded that it is more likely than not that the Maine Board’s final order will be either invalidated, reversed or modified, and, further, intends to vigorously pursue all available means to achieve such result.
As of December 27, 2013, the Company estimates that the cost to comply with these proposed remediation alternatives at this site ranges from $93 million to $165 million. However, there are still significant uncertainties in the outcome of the pending litigation, and the Company continues to disagree with the level of remediation outlined in the Maine Board’s final order. At December 27, 2013 and September 27, 2013, estimated future investigation and remediation costs accrued for this site were $93 million and $94 million, respectively.
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
On July 29, 2002, following a March 2002 trial, the District Court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that the Company was liable for the cost of performing a study of the river and bay. The District Court subsequently appointed an independent study panel to oversee the study and ordered the Company to pay costs associated with the study. The study panel conducted a Phase I study and completed a Phase II study which included several years of field work and data collection. The study panel issued the Phase II Penobscot River Mercury Study Report (Phase II Report) on April 17, 2013. The Phase II Report contains recommendations for a variety of potential remedial options which could be implemented individually or in a variety of combinations. The Phase II Report also includes preliminary cost estimates for the potential remedial options. These cost estimates, which the report

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

describes as “very rough estimates of cost,” range from $25 million to $235 million, depending upon which potential option or combination of potential options are implemented, if any. The Phase II Report indicates that these costs are subject to uncertainties, and that before any remedial option is implemented, further engineering studies and engineering design work will be necessary to determine the feasibility of the proposed remedial options. The Company has reviewed the Phase II Report with its outside legal and technical consultants and believes there are significant problems with the conclusions and recommendations in the report. The Company does not believe remediation is necessary and intends to vigorously defend its position. In addition, no remediation order has been issued. Accordingly, the Company has neither accrued for, nor included in the range of estimated aggregate environmental remediation costs, the costs of any such potential remediation. On July 18, 2013, the District Court issued a scheduling order in this matter. Fact and expert discovery have commenced and a trial date of May 7, 2014 has been scheduled.
Income Taxes
The income tax returns of the Company and its subsidiaries are periodically examined by various tax authorities. The U.S. Internal Revenue Service (IRS) continues to audit the Company’s U.S. federal income tax returns for the years 2008 and 2009. Open periods for examination also include certain periods during which the Company was a subsidiary of Tyco International. The resolution of these matters is subject to the conditions set forth in the Tyco tax sharing agreement. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the 2007 separation. The Company has potential liabilities related to these income tax returns and has included its best estimate of potential liabilities for these years within current and non-current income taxes payable on its condensed consolidated balance sheets. With respect to these potential income tax liabilities, Covidien believes that the amounts recorded on its condensed consolidated balance sheets are adequate.
The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect Covidien’s income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. With respect to the outstanding issue that remains in dispute, on June 20, 2013, Tyco International advised the Company that it had received Notices of Deficiency from the IRS asserting that several of Tyco International’s former U.S. subsidiaries owe additional taxes of $914 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco International and its subsidiaries as they existed at that time. These amounts exclude interest, and do not reflect the impact on subsequent periods if the IRS position is ultimately proved correct. The IRS has asserted in the Notices of Deficiency that substantially all of Tyco International’s intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on Tyco International’s U.S. income tax returns totaling approximately $3.0 billion. The Company strongly disagrees with the IRS’s proposed adjustments. On July 22, 2013, Tyco International filed a petition with the U.S. Tax Court contesting the IRS assessment. The Company believes there are meritorious defenses for the tax filings in question, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
No payments with respect to these matters or any additional matters that may be raised by the U.S. Tax Court would be required until the dispute is definitively resolved, which, could take several years. While Covidien believes that the amounts recorded as non-current taxes payable or guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a material adverse effect on the condensed consolidated financial statements. In particular, if the IRS is successful in asserting its claim, it would likely assert that approximately $6.6 billion of interest deductions with respect to Tyco International’s intercompany debt in subsequent time periods should also be disallowed.
The IRS continues to audit certain of Tyco International’s U.S. federal income tax returns for the years 2001 through 2004 and 2005 through 2007 audit cycles. Tyco International and the IRS have entered into settlements related to certain outstanding tax matters arising in these audit cycles, which otherwise remain open and subject to examination and resolution of other matters.
In connection with the anticipated settlement of the 2005 through 2007 audit cycle, the Company estimates that it will be required to make a payment to the IRS in fiscal 2014 of $548 million, including interest of $172 million. This amount is included in current income taxes payable on the condensed consolidated balance sheet. However, pursuant to the Tyco tax sharing agreement, Covidien estimates that it will receive reimbursement payments totaling $291 million from Tyco International and TE Connectivity, which are included in the current due from former parent and affiliate. Covidien will also be

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

required to reimburse Tyco International and TE Connectivity for its portion of their settlements, which is estimated to be $11 million.
The resolution of tax matters arising from the 1997 through 2007 U.S. audits, non-U.S. audits and other settlements or statute of limitations expirations, could result in a significant change in the Company’s unrecognized tax benefits. The Company estimates that within the next 12 months, its liability related to uncertain tax positions, excluding interest, could decrease by as much as $382 million, primarily as a result of the anticipated partial settlement of the 2005 through 2007 audit cycle.
15. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income for the quarter ended December 27, 2013 were as follows:

(Dollars in Millions)	Currency Translation	Unrecognized (Loss) Gain on Benefit Plans		Unrecognized (Loss) Gain on Derivatives		Accumulated Other Comprehensive Income
Balance at September 27, 2013	$421	$(94)		$(35)		$292
Change before reclassifications to earnings(1)	(16)	1		1	(3)	(14)
Amounts reclassified to earnings(1)	—	1	(2)	1	(4)	2
Other comprehensive (loss) income	(16)	2		2		(12)
Balance at December 27, 2013	$405	$(92)		$(33)		$280

(1)	All amounts are presented net of income taxes, the amounts of which are insignificant.

(2)	Amount includes amortization of net actuarial losses included in net periodic benefit cost, the components of which are presented in note 6.

(3)	Amount relates to commodity hedges.

(4)	Amount relates to amortization of interest rate locks, which were reclassified to interest expense. See note 10.
16. Subsequent Events
On January 17, 2014, the Company acquired WEM Electrosurgical Equipment, LTDA, a manufacturer of electrosurgical generators, disposables and accessories in Brazil, for a total of approximately $54 million. The transaction provides the Company with lower cost manufacturing and supports its strategy of providing more affordable healthcare solutions in new markets.
On January 16, 2014, the Company canceled 40 million ordinary shares that were previously held as treasury shares.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended December 27, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,639	$—	$2,639
Cost of goods sold	—	—	—	1,076	—	1,076
Gross profit	—	—	—	1,563	—	1,563
Selling, general and administrative expenses	28	—	1	821	—	850
Research and development expenses	—	—	—	125	—	125
Restructuring charges, net	—	—	—	57	—	57
Operating (loss) income	(28)	—	(1)	560	—	531
Interest expense	—	—	(54)	1	—	(53)
Interest income	—	—	—	2	—	2
Other income	—	—	—	33	—	33
Equity in net income of subsidiaries	354	354	256	—	(964)	—
Intercompany interest and fees	71	—	153	(224)	—	—
Income before income taxes	397	354	354	372	(964)	513
Income tax (benefit) expense	(1)	—	—	116	—	115
Net income	398	354	354	256	(964)	398
Other comprehensive loss, net of income taxes	(12)	(12)	(12)	(13)	37	(12)
Total comprehensive income	$386	$342	$342	$243	$(927)	$386

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended December 28, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,567	$—	$2,567
Cost of goods sold	—	—	—	1,030	—	1,030
Gross profit	—	—	—	1,537	—	1,537
Selling, general and administrative expenses	31	—	1	790	—	822
Research and development expenses	—	—	—	111	—	111
Restructuring charges, net	—	—	—	8	—	8
Operating (loss) income	(31)	—	(1)	628	—	596
Interest expense	—	—	(51)	—	—	(51)
Interest income	—	—	—	3	—	3
Other income	—	—	—	1	—	1
Equity in net income of subsidiaries	479	480	374	—	(1,333)	—
Intercompany interest and fees	43	(1)	158	(200)	—	—
Income from continuing operations before income taxes	491	479	480	432	(1,333)	549
Income tax (benefit) expense	(2)	—	—	95	—	93
Income from continuing operations	493	479	480	337	(1,333)	456
Income from discontinued operations, net of income taxes	—	—	—	37	—	37
Net income	493	479	480	374	(1,333)	493
Other comprehensive income from continuing operations, net of income taxes	8	8	8	7	(23)	8
Other comprehensive income from discontinued operations, net of income taxes	10	10	10	10	(30)	10
Total comprehensive income	$511	$497	$498	$391	$(1,386)	$511

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 CONDENSED CONSOLIDATING BALANCE SHEET
At December 27, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$340	$1,241	$—	$1,581
Accounts receivable trade, net	—	—	—	1,602	—	1,602
Inventories	—	—	—	1,354	—	1,354
Intercompany receivable	18	60	—	20	(98)	—
Due from former parent and affiliate	—	—	—	333	—	333
Prepaid expenses and other current assets	5	—	—	965	—	970
Total current assets	23	60	340	5,515	(98)	5,840
Property, plant and equipment, net	1	—	—	2,000	—	2,001
Goodwill	—	—	—	8,125	—	8,125
Intangible assets, net	—	—	—	2,549	—	2,549
Due from former parent and affiliate	—	—	—	367	—	367
Investment in subsidiaries	7,656	7,504	11,850	—	(27,010)	—
Intercompany loans receivable	1,757	94	8,774	6,691	(17,316)	—
Other assets	—	—	26	711	—	737
Total Assets	$9,437	$7,658	$20,990	$25,958	$(44,424)	$19,619
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$4	$2	$—	$6
Accounts payable	19	1	—	473	—	493
Intercompany payable	20	—	—	78	(98)	—
Accrued and other current liabilities	1	—	30	1,202	—	1,233
Income taxes payable	—	—	—	493	—	493
Total current liabilities	40	1	34	2,248	(98)	2,225
Long-term debt	—	—	5,004	12	—	5,016
Income taxes payable	—	—	—	1,136	—	1,136
Guaranteed contingent tax liabilities	—	—	—	553	—	553
Intercompany loans payable	—	1	8,448	8,867	(17,316)	—
Other liabilities	1	—	—	1,292	—	1,293
Total Liabilities	41	2	13,486	14,108	(17,414)	10,223
Shareholders’ Equity	9,396	7,656	7,504	11,850	(27,010)	9,396
Total Liabilities and Shareholders’ Equity	$9,437	$7,658	$20,990	$25,958	$(44,424)	$19,619

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
At September 27, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$479	$1,389	$—	$1,868
Accounts receivable trade, net	—	—	—	1,526	—	1,526
Inventories	—	—	—	1,352	—	1,352
Intercompany receivable	13	60	—	22	(95)	—
Due from former parent and affiliate	—	—	—	293	—	293
Prepaid expenses and other current assets	6	—	—	822	—	828
Total current assets	19	60	479	5,404	(95)	5,867
Property, plant and equipment, net	1	—	—	2,011	—	2,012
Goodwill	—	—	—	8,172	—	8,172
Intangible assets, net	—	—	—	2,687	—	2,687
Due from former parent and affiliate	—	—	—	375	—	375
Investment in subsidiaries	7,305	7,152	11,597	—	(26,054)	—
Intercompany loans receivable	2,088	94	8,773	6,542	(17,497)	—
Other assets	—	—	27	778	—	805
Total Assets	$9,413	$7,306	$20,876	$25,969	$(43,646)	$19,918
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$4	$7	$—	$11
Accounts payable	1	1	—	499	—	501
Intercompany payable	22	—	—	73	(95)	—
Accrued and other current liabilities	147	—	85	1,354	—	1,586
Income taxes payable	—	—	—	541	—	541
Total current liabilities	170	1	89	2,474	(95)	2,639
Long-term debt	—	—	5,005	13	—	5,018
Income taxes payable	—	—	—	1,147	—	1,147
Guaranteed contingent tax liabilities	—	—	—	571	—	571
Intercompany loans payable	—	—	8,630	8,867	(17,497)	—
Other liabilities	1	—	—	1,300	—	1,301
Total Liabilities	171	1	13,724	14,372	(17,592)	10,676
Shareholders’ Equity	9,242	7,305	7,152	11,597	(26,054)	9,242
Total Liabilities and Shareholders’ Equity	$9,413	$7,306	$20,876	$25,969	$(43,646)	$19,918

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Quarter Ended December 27, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(11)	$(1)	$44	$189	$—	$221
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(61)	—	(61)
Acquisition, net of cash acquired	—	—	—	(24)	—	(24)
Net increase in intercompany loans	—	—	(182)	—	182	—
Other	—	—	(1)	(4)	1	(4)
Net cash used in investing activities	—	—	(183)	(89)	183	(89)
Cash Flows From Financing Activities:
Dividends paid	(145)	—	—	—	—	(145)
Repurchase of shares	(312)	—	—	—	—	(312)
Proceeds from exercise of share options	44	—	—	—	—	44
Net intercompany loan borrowings (repayments)	331	1	—	(150)	(182)	—
Other	93	—	—	(88)	(1)	4
Net cash provided by (used in) financing activities	11	1	—	(238)	(183)	(409)
Effect of currency rate changes on cash	—	—	—	(10)	—	(10)
Net decrease in cash and cash equivalents	—	—	(139)	(148)	—	(287)
Cash and cash equivalents at beginning of period	—	—	479	1,389	—	1,868
Cash and cash equivalents at end of period	$—	$—	$340	$1,241	$—	$1,581

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in both our Annual Report on Form 10-K for the fiscal year ended September 27, 2013 and in this Quarterly Report.
Overview
We develop, manufacture and sell healthcare products for use in clinical and home settings. Our mission is to create and deliver innovative healthcare solutions, developed in ethical collaboration with medical professionals, which enhance the quality of life for patients and improve outcomes for our customers and our shareholders.
As discussed under “Non-Operating Items—Discontinued Operations,” the historical results of operations of our former Pharmaceuticals business have been presented as discontinued operations. Accordingly, our segment data has been recast to exclude our former Pharmaceuticals segment and to reallocate certain allocations previously included within this segment.
Effective October 1, 2013, we realigned our operating segments such that our Medical Supplies business in Western Europe is now managed by our Medical Devices segment. Integrating these businesses allows us to better utilize internal resources and achieve cost synergies. In addition, certain costs that were previously included in corporate expense, primarily information technology and certain shared service costs, are now reflected in our reportable segments, consistent with the way in which management measures and evaluates segment performance. Following this realignment, our reportable segments are as follows:

•
Medical Devices includes advanced and general surgical products, peripheral vascular and neurovascular products, patient monitoring products, and airway and ventilation products sold worldwide. It also includes nursing care, medical surgical, SharpSafetyTM and original equipment manufacturer (OEM) products sold outside the United States.

•	U.S. Medical Supplies includes nursing care, medical surgical, SharpSafetyTM and OEM products sold in the United States.
We are also reporting our geographic sales primarily based on customer location rather than the location of the selling entity. We have restated prior period segment and geographic information to conform to the current year presentation.

Exit of Renal Denervation Program
In connection with management’s regular review of strategic programs and growth potential for our product portfolio, management decided to exit our OneShot™ renal denervation program associated with the fiscal 2012 acquisition of Maya Medical. This decision was primarily driven by slower than expected development of the renal denervation market. The following table summarizes the financial impact the decision to exit our renal denervation program had on our results of operations for the first quarter of fiscal 2014:

(Dollars in Millions)
Impairment of completed technology	$28
Other pre-tax charges	7
Reversal of contingent consideration	(26)
Total pre-tax charges	9
Income tax benefit on pre-tax charges	(11)
Income tax expense on contingent consideration reversal	2
Write-off of prepaid tax asset	22
Net income tax expense	13
Total charges, net of income tax expense	$22

(1) Other pre-tax charges primarily relate to the write-down of inventory and contract cancellation.

During the first quarter of fiscal 2014, we determined that the post-market clinical trial associated with the radiofrequency energy-based renal denervation device (RF Device) to treat hypertension would not be successfully completed within the required timeframe. Accordingly, we reversed the $20 million contingent consideration liability associated with the achievement of this milestone. In addition, as a result of our decision to exit our renal denervation program, we reversed $6 million of contingent consideration liabilities that were primarily associated with the achievement of sales targets for the RF Device.
Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, was enacted into law in the United States. This legislation imposes a 2.3% excise tax on the sale in the United States of certain medical devices by a manufacturer, producer or importer of such devices starting after December 31, 2012. We estimate that the medical device tax will be between $60 and $65 million in fiscal 2014. During the first quarter of fiscal 2014, our medical device tax was $16 million. No amount was recorded during the first quarter of fiscal 2013 since the tax was not yet effective.
Acquisitions
In December 2013, we entered into a definitive agreement to acquire Given Imaging Ltd., a developer of gastrointestinal medical devices, for $30.00 per share in cash, for a total of approximately $860 million, net of cash and investments acquired. The transaction provides us with additional scale and scope to serve the global gastrointestinal market and supports our strategy to comprehensively address key global specialties and procedures. The transaction, which is expected to close in the second quarter of fiscal 2014, is subject to satisfaction of customary closing conditions.
In January 2014, we acquired WEM Electrosurgical Equipment, LTDA, a manufacturer of electrosurgical generators, disposables and accessories in Brazil, for a total of approximately $54 million. The transaction provides us with lower cost manufacturing and supports our strategy of providing more affordable healthcare solutions in new markets.
Divestiture
In January 2014, we sold our biosurgery sealant product line within our Medical Devices segment for $231 million in cash. We expect this transaction to result in a pre-tax gain of approximately $110 million in the second quarter of fiscal 2014. In addition, we may receive up to $30 million, contingent upon the achievement of certain performance measures. This product line generated approximately $65 million of sales in fiscal 2013. We sold this product line because it was not aligned with our long-term strategic objectives. At December 27, 2013, the biosurgery sealant product line has been classified as held for sale. The assets held for sale are comprised of $79 million of intangible assets, net and $66 million of goodwill, both of which are included in prepaid expenses and other current assets on the condensed consolidated balance sheet. Liabilities associated with assets held for sale are comprised solely of $27 million of deferred tax liabilities, which are included in accrued and other current liabilities on the condensed consolidated balance sheet.
Restructuring Initiatives
In fiscal 2013, we launched a restructuring program designed to improve our cost structure. This program includes actions across our segments and corporate. Such actions include, among other things, reducing corporate expenses, expanding the use of shared services in low-cost locations, outsourcing services where appropriate, streamlining our organizational structure, consolidating manufacturing locations, consolidating and optimizing distribution centers and expanding low-cost country sourcing. We expect to incur aggregate charges between $350 million and $450 million associated with these actions, of which approximately $100 million is estimated to be non-cash charges associated with facility closures. The remaining amount is expected to relate primarily to severance and termination costs, which we plan to fund using cash generated from operations. These charges, which are recorded as the specific actions required to execute on these initiatives are identified and approved, are expected to be incurred through fiscal 2018. Management is targeting savings from this program of $250 million to $300 million on an annualized basis once the program is completed. As of December 27, 2013, we had incurred $81 million of net restructuring and related charges under this program since its inception. This program excludes restructuring actions associated with acquisitions.
In fiscal 2011, we launched a $275 million restructuring program designed to improve our cost structure. This program includes actions across our segments and corporate and excludes restructuring actions associated with acquisitions. Charges totaling approximately $50 million recorded under this program by our former Pharmaceuticals segment have been reclassified to discontinued operations. Accordingly, aggregate charges of approximately $225 million are expected to relate to our continuing operations. These charges, which are recorded as the specific actions required to execute on these initiatives are identified and approved, are expected to be incurred by the end of fiscal 2015. Savings from this program are estimated to be approximately $205 million on an annualized basis once the program is completed. As of December 27, 2013, we had incurred $173 million of net restructuring and related charges under this program since its inception. Additional information regarding restructuring and related charges is provided in “Results of Operations—Restructuring and related charges, net” and note 5 to our condensed consolidated financial statements.
Results of Operations
Quarters Ended December 27, 2013 and December 28, 2012
Net sales
Net sales by reportable segment were as follows:

	Quarter Ended
	December 27, 2013	December 28, 2012	Percent change	Currency impact	Operational growth (1)
Medical Devices	$2,251	$2,182	3%	(3)%	6%
U.S. Medical Supplies	388	385	1%	—%	1%
Total Covidien	$2,639	$2,567	3%	(2)%	5%

(1)
Operational growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.”

Net sales for the quarter ended December 27, 2013 increased $72 million, or 3%, over the prior year period. The overall increase in net sales was a result of increased volume and a favorable product mix, partially offset by the unfavorable impact of foreign currency of $57 million, and, to a lesser extent, the impact of price pressure. The primary exchange rate movement that impacted our consolidated net sales growth was the U.S. dollar compared to the Japanese yen. The increase in sales of Medical Devices was primarily a result of increased sales of our Surgical Solutions product group, specifically our Advanced Surgical products, and, to a lesser extent, our Vascular Therapies product group. Our U.S. Medical Supplies segment increased slightly during the first quarter of fiscal 2014 compared with the same prior year period primarily as a result of increased sales of our U.S. Nursing Care product line, specifically our enteral feeding products. This was partially offset by an overall decrease in our U.S. Patient Care product line as a result of decreased sales of our SharpSafetyTM and Medical Surgical products, partially offset by an increase in OEM sales.
Net sales by major product line were as follows:

	Quarter Ended
(Dollars in Millions)	December 27, 2013	December 28, 2012	Percent change	Currency impact	Operational growth (1)
Advanced Surgical	$853	$790	8%	(2)%	10%
General Surgical	408	404	1	(2)	3
Surgical Solutions	1,261	1,194	6	(2)	8
Peripheral Vascular	315	310	2	(3)	5
Neurovascular	110	106	4	—	4
Vascular Therapies	425	416	2	(3)	5
Patient Monitoring	250	241	4	(2)	6
Airway & Ventilation	182	196	(7)	(3)	(4)
Nursing Care	259	254	2	(2)	4
Patient Care	262	266	(2)	(1)	(1)
Respiratory and Patient Care	953	957	—	(2)	2
Total Covidien	$2,639	$2,567	3	(2)	5

(1)
Operational growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.”

Surgical Solutions—Surgical Solutions is comprised of the following:

•
Advanced Surgical, which primarily includes sales of stapling, vessel sealing, fixation (hernia mechanical devices), mesh, hardware and ablation products, and interventional lung and gastrointestinal solutions.

•	General Surgical, which primarily includes sales of surgical instruments, sutures, and electrosurgery and biosurgery products.
Sales of our Surgical Solutions product group increased $67 million, or 6%, to $1.261 billion in the first quarter of fiscal 2014, compared with $1.194 billion in the first quarter of fiscal 2013. Unfavorable currency exchange decreased net sales by $27 million. Excluding the impact of currency exchange, the increase in sales primarily resulted from sales growth of our vessel sealing and stapling products within Advanced Surgical. Sales growth of vessel sealing products was largely driven by new products, including LigaSure™ Blunt Tip and LigaSure Impact™, while the increase in stapling sales was primarily driven by our Tri-Staple™ reloads. The sales increase within General Surgical primarily resulted from increased suture sales.
Vascular Therapies—Vascular Therapies is comprised of the following:

•
Peripheral Vascular, which includes sales of compression, dialysis, venous insufficiency products, peripheral stents and directional artherectomy products, as well as other products to support procedures.

•	Neurovascular, which includes sales of coils, neurovascular stents and flow diversion products, as well as access and delivery products to support procedures.
Sales of our Vascular Therapies product group increased $9 million, or 2%, to $425 million in the first quarter of fiscal 2014, compared with $416 million in the first quarter of fiscal 2013. Unfavorable currency exchange fluctuations decreased net sales by $11 million. Excluding the impact of currency exchange, the increase in sales was primarily driven by chronic venous insufficiency products, and, to a lesser extent, procedural support products within Peripheral Vascular. The sales increase within Neurovascular primarily resulted from increased sales of coils.
Respiratory and Patient Care—Respiratory and Patient Care is comprised of the following:

•	Patient Monitoring, which includes sales of sensors, monitors and temperature management products.

•	Airway & Ventilation, which primarily includes sales of airway, ventilator, breathing systems and inhalation therapy products.

•	Nursing Care, which primarily includes sales of incontinence, enteral feeding, wound care, urology and suction products.

•
Patient Care, which includes sales of medical surgical products, such as operating room supply products and electrodes; OEM products, which are various medical supplies manufactured for other medical products companies; and SharpSafetyTM products, which includes needles, syringes and sharps disposal products.

Sales of our Respiratory and Patient Care product group decreased $4 million, to $953 million in the first quarter of fiscal 2014, compared with $957 million in the first quarter of fiscal 2013. Unfavorable currency exchange fluctuations decreased net sales by $19 million. Excluding the impact of currency exchange, the increase in sales primarily resulted from sales growth of our capnography products and pulse oximetry sensors within Patient Monitoring and increased sales of enteral feeding products within Nursing Care. These increases were partially offset by declines in our Airway & Ventilation and Patient Care product lines. The decrease in Airway & Ventilation was largely driven by reduced sales of ventilators, primarily in Russia, resulting from changes to the healthcare reimbursement system. The decline in Patient Care primarily resulted from decreased sales of SharpSafetyTM products.

Net sales by geographic area, based primarily on the location of the customer, were as follows:

	Quarter Ended
	December 27, 2013	December 28, 2012	Percent change	Currency impact	Operational growth(1)
U.S.	$479	$457	5%	—%	5%
Non-U.S. Developed Markets(2)	539	528	2	(5)	7
Emerging Markets(3)	243	209	16	(2)	18
Surgical Solutions	1,261	1,194	6	(2)	8
U.S.	237	231	3	—	3
Non-U.S. Developed Markets(2)	130	135	(4)	(7)	3
Emerging Markets(3)	58	50	16	(3)	19
Vascular Therapies	425	416	2	(3)	5
U.S.	591	581	2	—	2
Non-U.S. Developed Markets(2)	265	278	(5)	(6)	1
Emerging Markets(3)	97	98	(1)	(3)	2
Respiratory and Patient Care	953	957	—	(2)	2
U.S.	1,307	1,269	3	—	3
Non-U.S. Developed Markets(2)	934	941	(1)	(6)	5
Emerging Markets(3)	398	357	11	(3)	14
Total Covidien	$2,639	$2,567	3	(2)	5

(1)
Operational growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.”

(2)
Non-U.S. Developed Markets includes Western Europe, Japan, Canada, Australia and New Zealand. Sales to Japan represented 9% and 11% of total net sales in the first quarter of fiscal 2014 and 2013, respectively.

(3)	Emerging Markets includes Eastern Europe, Middle East, Africa, Asia (excluding Japan) and Latin America.

Net sales in the United States increased $38 million, or 3%, during the first quarter of fiscal 2014, compared with the first quarter of fiscal 2013. This increase was due to growth among all product groups. Increased sales of our Surgical Solutions product group primarily resulted from increased sales of vessel sealing products and, to a lesser extent, stapling products. Sales growth in Vascular Therapies was primarily driven by increased sales of chronic insufficiency products, partially offset by decreased sales of compression and dialysis products. The overall increase in Respiratory and Patient Care products was primarily due to increased sales of enteral feeding products, partially offset by declines in SharpSafety™ and medical surgical products.
Net sales in Non-U.S. Developed Markets decreased $7 million, or 1%, compared with the same prior year period. Unfavorable currency exchange fluctuations decreased net sales by $49 million. Excluding the impact of currency exchange, the increase in sales primarily related to increased sales of Surgical Solutions, namely stapling and vessel sealing products in Western Europe and Japan. These increases were partially offset by decreases in sales of certain of our products in other product lines; specifically, sales of Neurovascular products, primarily in Western Europe, and Airway & Ventilation products, primarily in Japan and Western Europe.
Net sales in Emerging Markets increased $41 million, or 11%, compared with the same prior year period. Unfavorable currency exchange fluctuations decreased net sales by $8 million. The increase in sales primarily related to our Vascular Therapies and Surgical Solutions product groups. The growth in our Vascular Therapies product group was primarily a result of strong sales of Neurovascular products in Asia, while our Surgical Solutions growth was primarily related to an increase in sales of stapling products in Eastern Europe and Asia. These increases were partially offset by a decrease in net sales of our Airway & Ventilation products within our Respiratory and Patient Care product group, primarily resulting from changes to the healthcare reimbursement system in Russia.
As part of our strategy, we continue to focus on growing our sales and marketing presence in emerging markets. We are particularly focused on certain countries whose economic and healthcare sectors are growing rapidly. China, Brazil and Saudi Arabia all had significant growth in the current year quarter, while sales in Russia declined as discussed above.

Operating Expenses
A summary of certain operating expenses were as follows:

	Quarter Ended
	December 27, 2013		December 28, 2012
(Dollars in Millions)	$ Amount	% of Net Sales	$ Amount	% of Net Sales
Cost of goods sold	$1,076	40.8%	$1,030	40.1%
Selling, general and administrative expenses	850	32.2	822	32.0
Research and development expenses	125	4.7	111	4.3
Cost of goods sold—Cost of goods sold was 40.8% of net sales in the first quarter of fiscal 2014, compared with 40.1% of net sales in the first quarter of fiscal 2013. The increase in cost of goods sold as a percent of net sales primarily resulted from higher freight and warehousing costs.
Selling, general and administrative expenses—Selling, general and administrative expenses in the first quarter of fiscal 2014 increased $28 million, or 3.4%, to $850 million, compared with $822 million in the first quarter of fiscal 2013. The increase in selling, general and administrative expenses was largely attributable to charges incurred in connection with the discontinuance of our renal denervation program and sales force expansion, primarily in Emerging Markets. In addition, the medical device tax, which did not become effective for us until the second quarter of fiscal 2013, resulted in a $16 million increase in selling, general and administrative expenses in the current quarter. These increases to selling, general and administrative expenses were partially offset by the impact of cost savings initiatives and the reversal of contingent consideration liabilities associated with the fiscal 2012 Maya Medical acquisition. As a percentage of our net sales, selling, general and administrative expenses were 32.2% for the first quarter of fiscal 2014, compared with 32.0% for the first quarter of fiscal 2013.
Research and development expenses—Research and development expenses increased $14 million, or 12.6%, to $125 million in the first quarter of fiscal 2014, compared with $111 million in the first quarter of fiscal 2013. The increase primarily resulted from increased spending due to acquisitions, particularly the fiscal 2013 acquisition of CV Ingenuity. As a percentage of our net sales, research and development expenses were 4.7% for the first quarter of fiscal 2014, compared with 4.3% for the first quarter of fiscal 2013.
Restructuring and related charges, net—During the first quarter of fiscal 2014, we recorded net restructuring and related charges of $59 million, of which charges of $2 million related to accelerated depreciation and were included in cost of goods sold. The remaining $57 million primarily related to severance and employee benefit costs incurred under our 2013 program related to reorganizing our European operations.
During the first quarter of fiscal 2013, we recorded net restructuring and related charges of $8 million, primarily related to severance and employee benefit costs incurred under our 2011 program.
Segment Operating Income
Refer to note 2 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.
Medical Devices—Operating income for the first quarter of fiscal 2014 increased $16 million to $650 million, compared with $634 million in the first quarter of fiscal 2013. Our operating margin was 28.9% for the first quarter of fiscal 2014, compared with 29.1% for the first quarter of 2013. The increase in operating income was primarily attributable to increased gross profit on the favorable sales performance for the overall segment discussed under “Net Sales,” and a decrease in general and administrative expenses as a result of cost savings initiatives. These increases to operating income were partially offset by an increase in selling and marketing expenses resulting from sales force expansion, primarily in Emerging Markets, the impact of the medical device tax, which was not effective for us until the second quarter of fiscal 2013, and increased research and development spending, primarily resulting from prior year acquisitions.
U.S. Medical Supplies—Operating income for the first quarter of fiscal 2014 decreased $12 million to $39 million, compared with $51 million in the first quarter of fiscal 2013. Our operating margin was 10.1% for the first quarter of fiscal 2014, compared with 13.2% for the first quarter of fiscal 2013. The decrease in operating income and margin primarily resulted from the medical device tax and increased manufacturing costs, including freight and warehousing. These cost increases were partially offset by increased gross profit on the favorable sales performance for the overall segment discussed under “Net Sales.”

Corporate—Corporate expenses were $90 million and $81 million for the first quarter of fiscal 2014 and 2013, respectively. The increase in corporate costs was primarily due to increased expenses associated with employee compensation programs including our annual incentive plan, equity-based compensation and deferred compensation.
Non-Operating Items
Interest Expense and Interest Income—During the first quarter of fiscal 2014 and 2013, interest expense was $53 million and $51 million, respectively. Interest income was $2 million and $3 million for the first quarter of fiscal 2014 and 2013, respectively.
Other Income—During the first quarter of fiscal 2014, we recorded other income of $33 million, consisting primarily of a $32 million increase to our receivable from Tyco International Ltd. and TE Connectivity Ltd. This amount included $25 million of income for our portion of Tyco International’s settlement of contract claims under a 2002 tax agreement with CIT Group Inc., a former subsidiary of Tyco International. The remaining $7 million reflects 58% of the interest and other income taxes payable amounts recorded that are subject to the Tyco tax sharing agreement. Other income for the first quarter of fiscal 2013 was insignificant.
Income Tax Expense—Income tax expense was $115 million and $93 million on income from continuing operations before income taxes of $513 million and $549 million for the first quarter of fiscal 2014 and 2013, respectively. This resulted in effective tax rates of 22.4% and 16.9% for the first quarter of fiscal 2014 and 2013, respectively. The increase in our effective tax rate for the first quarter of fiscal 2014, compared with the comparative prior year period, primarily resulted from the tax charge associated with the exit of our OneShot™ renal denervation program as well as the potential settlement of certain tax matters within the 2005 through 2009 audit cycles.
Discontinued Operations—During fiscal 2013, we completed the separation of our Pharmaceuticals business into a separate, stand alone publicly traded company, Mallinckrodt plc (the 2013 separation). The historical results of operations of our former Pharmaceuticals business have been presented as discontinued operations in the prior year condensed consolidated statements of income and comprehensive income. Discontinued operations includes the results of Mallinckrodt’s business except for certain corporate overhead costs and other allocations, which remain in continuing operations. Discontinued operations also includes costs we incurred to separate Mallinckrodt. The prior year statement of cash flows has not been adjusted to reflect the effect of the 2013 separation.
Net sales and income from Mallinckrodt’s operations and adjustments to the loss recorded on prior dispositions were as follows:

(Dollars in Millions)	Quarter Ended December 28, 2012
Net sales	$489
Income from operations, net of tax provision $24(1)	$38
Loss on disposition, net of tax benefit of $—	(1)
Income from discontinued operations, net of tax	$37

(1) Includes $19 million of pre-tax charges incurred in connection with the activities taken to complete the 2013 separation and to build out Mallinckrodt’s corporate infrastructure.
Management’s Use of Non-GAAP Measures
Operational growth, a non-GAAP financial measure, measures the change in sales between periods using a constant currency, the exchange rate in effect during the applicable prior year period. We have provided this non-GAAP financial measure because we believe it provides meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses this non-GAAP financial measure, in addition to financial measures in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), to evaluate our operating results. It is also one of the performance metrics that determines management incentive compensation. This non-GAAP financial measure should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP.
Free cash flow, a non-GAAP measure, represents the cash that we have available to pursue opportunities that we believe enhance shareholder value. Management uses this non-GAAP financial measure, in addition to U.S. GAAP financial measures, to evaluate our operating results. It is also one of the performance metrics that determines management incentive compensation.

This non-GAAP financial measure should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP.
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
A summary of our cash flows from operating, investing and financing activities is provided in the following table:

	Quarter Ended
(Dollars in Millions)	December 27, 2013	December 28, 2012
Net cash provided by (used in):
Operating activities	$221	$120
Investing activities	(89)	(208)
Financing activities	(409)	(363)
Effect of currency exchange rate changes on cash and cash equivalents	(10)	(16)
Net decrease in cash and cash equivalents	$(287)	$(467)
Operating Activities
Net cash provided by operating activities of $221 million in the first quarter of fiscal 2014 was primarily attributable to net income, as adjusted for depreciation and amortization, partially offset by a working capital outflow of $399 million, primarily resulting from a decrease in accrued and other liabilities of $238 million and an increase in accounts receivable of $82 million. The decrease in accrued and other liabilities was largely driven by the annual payout of cash bonuses for performance in the prior fiscal year and the semi-annual payment of interest on our public debt. The increase in accounts receivable primarily resulted from increased sales volume.
Net cash provided by operating activities of $120 million in the first quarter of fiscal 2013 was primarily attributable to net income, as adjusted for depreciation and amortization, partially offset by a working capital outflow of $603 million, primarily resulting from a decrease in accrued and other current liabilities of $389 million and an increase in inventory of $77 million. The decrease in accrued and other current liabilities was largely driven by the annual payout of cash bonuses in the quarter for performance in the prior fiscal year, the semi-annual payment of interest on our public debt and the $50 million voluntary contribution we made to our pension plans during the quarter.
Investing Activities
Net cash used in investing activities was $89 million and $208 million for the first quarter of fiscal 2014 and 2013, respectively. The $119 million decrease in cash used in investing activities resulted from a $64 million decrease in spending on acquisitions and a $55 million decrease in capital expenditures. These decreases were partially attributable to the 2013 separation, as the prior period amounts include activity related to Mallinckrodt. For the full fiscal 2014, we expect capital expenditures to be in the range of $375 million to $400 million, which we expect to fund using cash generated from operations.
Financing Activities
Net cash used in financing activities was $409 million and $363 million for the first quarter of fiscal 2014 and 2013, respectively.
Debt Issuances—During the first quarter of fiscal 2013, we received net proceeds of $45 million from the issuance of commercial paper.
Dividend Payments—Dividend payments were $145 million during the first quarter of fiscal 2014, compared with $246 million during the first quarter of fiscal 2013. The decrease in dividend payments resulted from the accelerated declaration and payment of our quarterly dividend in the prior year period.
Share Repurchases and Option Exercises—We repurchased approximately 4.5 million shares for $298 million during the first quarter of fiscal 2014 and approximately 4.4 million shares for $250 million during the first quarter of fiscal 2013 under our share buyback program. We also repurchased shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and to settle certain option exercises. We spent $14 million and $9 million to acquire shares in connection with these equity-based awards during the first quarter of fiscal 2014 and 2013, respectively. Share repurchases were somewhat offset by proceeds from option exercises of $44 million and $94 million in the first quarter of fiscal 2014 and 2013, respectively.
Free Cash Flow
Free cash flow was $160 million during the first quarter of fiscal 2014, compared with $4 million during the first quarter of fiscal 2013. The $156 million increase in free cash flow primarily resulted from a decrease in capital expenditures of $55 million and a decrease in income taxes paid, net of refunds of approximately $40 million. In addition, we made a $50 million voluntary contribution to our pension plans during the prior period. In the next 12 months, we expect to make a net payment of approximately $270 million related to pre-separation tax matters under the Tyco tax sharing agreement related to the anticipated settlement of the 2005 through 2007 audit cycles discussed under “Commitments and Contingencies—Income Taxes.”
Free cash flow is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.” Reconciliations between net cash provided by operating activities (the most comparable U.S. GAAP measure) and free cash flow were as follows:

	Quarter Ended
(Dollars in Millions)	December 27, 2013	December 28, 2012
Net cash provided by operating activities	$221	$120
Capital expenditures	(61)	(116)
Free cash flow	$160	$4
Capitalization
Shareholders’ equity was $9.396 billion at December 27, 2013, compared with $9.242 billion at September 27, 2013. The increase in shareholders’ equity was primarily due to net income of $398 million, partially offset by share repurchases of $312 million.
The following table contains several key measures to gauge our financial condition and liquidity at the end of each period:

(Dollars in Millions)	December 27, 2013	September 27, 2013
Cash and cash equivalents	$1,581	$1,868
Current maturities of long-term debt	6	11
Long-term debt	5,016	5,018
Total debt	5,022	5,029
Shareholders’ equity	9,396	9,242
Debt-to-total capital ratio	35%	35%
As of December 27, 2013, our cash and cash equivalents were held principally in subsidiaries which are located throughout the world. Under current laws, substantially all of these amounts can be repatriated to our Luxembourg subsidiary, CIFSA, which is the obligor of substantially all of our debt, and to our Irish parent company; however, the repatriation of these amounts could subject us to additional tax costs. We provide for tax liabilities in our financial statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested outside of Ireland. Our current plans do not demonstrate a need to repatriate earnings that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.
We have a $1.50 billion five-year unsecured senior revolving credit facility, which expires in August 2016. In addition, we may increase this facility by up to $500 million to a maximum of $2.00 billion provided certain borrowing conditions are met. We are required to maintain an available unused balance under our $1.50 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. We had no commercial paper outstanding at December 27, 2013 and September 27, 2013. In addition, no amount was outstanding under our credit facility at the end of either period.

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.
Dividends
On January 16, 2014, the board of directors declared a quarterly cash dividend of $0.32 per share to shareholders of record at the close of business on January 28, 2014. The dividend is payable on February 20, 2014.
Commitments and Contingencies
Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, products liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, as described in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Further information regarding our legal proceedings is provided in note 14 to our condensed consolidated financial statements and in Part II, Item 1 of this Quarterly Report.
Guarantees
We have guarantee commitments and indemnifications with Tyco International and TE Connectivity, which relate to certain contingent tax liabilities. We assumed and are responsible for 42% of these liabilities. Current and non-current liabilities totaling $584 million relating to these guarantees were included on our condensed consolidated balance sheet at December 27, 2013, a substantial portion of which is classified as non-current.
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
In connection with the 2013 separation, Mallinckrodt assumed the tax liabilities that are attributable to its subsidiaries. We have indemnified Mallinckrodt to the extent that such tax liabilities arising from periods prior to fiscal 2013 exceed $200 million, net of certain tax benefits realized. In addition, in connection with the 2013 separation, we entered into certain other guarantee commitments and indemnifications with Mallinckrodt. The values attributable to the tax indemnification and other guarantees were insignificant.
We have recorded liabilities for known indemnification obligations included as part of environmental liabilities. In addition, we are liable for product performance; however, in the opinion of management, such obligations will not significantly affect our results of operations, financial condition or cash flows.
Off-Balance Sheet Arrangements
As of December 27, 2013, we had various outstanding letters of credit and guarantee and surety bonds totaling $189 million, none of which were individually significant.

Income Taxes
At December 27, 2013, we are the primary obligor to the taxing authorities for $1.629 billion of tax liabilities that are recorded on our condensed consolidated balance sheet, of which $1.353 billion relates to periods prior to our 2007 separation from Tyco International and is shared with Tyco International and TE Connectivity pursuant to the Tyco tax sharing agreement. However, the actual amounts that we may be required to ultimately accrue or pay under the Tyco tax sharing agreement could vary depending upon the outcome of the unresolved tax matters, some of which may not be resolved for several years.
The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect our income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. With respect to the outstanding issue that remains in dispute, on June 20, 2013, we were advised by Tyco International that it had received Notices of Deficiency from the IRS asserting that several of Tyco International’s former U.S. subsidiaries owe additional taxes of $914 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco International and its subsidiaries as they existed at that time. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position is ultimately proved correct. The IRS has asserted in the Notices of Deficiency that substantially all of Tyco International’s intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on Tyco International’s U.S. income tax returns totaling approximately $3.0 billion. We strongly disagree with the IRS’s proposed adjustments. On July 22, 2013, Tyco International filed a petition with the U.S. Tax Court contesting the IRS assessment. We believe there are meritorious defenses for the tax filings in question, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
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
In connection with the anticipated settlement of the 2005 through 2007 audit cycle, we estimate that we will be required to make a payment to the IRS in fiscal 2014 of $548 million, including interest of $172 million. This amount is included in current income taxes payable on the condensed consolidated balance sheet. However, pursuant to the Tyco tax sharing agreement, we estimate that we will receive reimbursement payments totaling $291 million from Tyco International and TE Connectivity, which are included in current due from former parent and affiliate. We will also be required to reimburse Tyco International and TE Connectivity for our portion of their settlements, which is estimated to be $11 million.
The resolution of tax matters arising from the 1997 through 2007 U.S. audits, non-U.S. audits and other settlements or statute of limitations expirations, could result in a significant change in our unrecognized tax benefits. We estimate that within the next 12 months, our liability related to uncertain tax positions, excluding interest, could decrease by as much as $382 million, primarily as a result of the anticipated partial settlement of the 2005 through 2007 audit cycle.
Pursuant to the terms of the Tyco tax sharing agreement, we have recorded a current and non-current receivable from Tyco International and TE Connectivity totaling $700 million as of December 27, 2013. This amount primarily reflects 58% of our contingent tax liabilities that are subject to the Tyco tax sharing agreement. If Tyco International and TE Connectivity default on their obligations to us under the Tyco tax sharing agreement, however, we would be liable for the entire amount of such liabilities. Additional information regarding the Tyco tax sharing agreement is provided in note 12 to our condensed consolidated financial statements.
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
Our aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy and Portugal and as a percent of our total accounts receivable at the end of each period were as follows:

(Dollars in Millions)	December 27, 2013	September 27, 2013
Accounts receivable, net in Spain, Italy and Portugal	$412	$406
Percentage of total accounts receivable, net	26%	27%
Net sales to customers in Spain, Italy and Portugal totaled $144 million during both the quarter ended December 27, 2013 and December 28, 2012. Accounts receivable, net in Spain, Italy and Portugal over 365 days past due were $76 million and $54 million as of December 27, 2013 and September 27, 2013, respectively.
Contingent Consideration
In connection with acquisitions, we may be required to pay future consideration that is contingent upon the achievement of certain milestones, such as revenue, regulatory or commercialization based milestones. As of the acquisition date, we recorded contingent liabilities representing the estimated fair value of the contingent consideration we expected to pay. We remeasure these liabilities each reporting period and record changes in the fair value in our consolidated statements of income. Increases or decreases in the fair value of the contingent consideration liability can result from such things as changes in the timing, expected probability and/or amount of revenue estimates or changes in the expected probability and/or timing of achieving regulatory, commercialization or other milestones, as well as changes in discount rates and periods. As discussed under “Exit of Renal Denervation Program,” during the first quarter of fiscal 2014, we recorded income totaling $26 million for reduction in the fair value of contingent consideration liabilities associated with our fiscal 2012 acquisition of Maya Medical.
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
We believe that our accounting policies for revenue recognition, goodwill, other intangible assets, contingent consideration, contingencies, pension benefits, guarantees and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013.
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
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013 and in this Quarterly Report could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013 for discussion of our exposures to market risk. There have been no material changes in the information reported since the fiscal year ended September 27, 2013.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, products liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, as described in our Annual Report on form 10-K for the fiscal year ended September 27, 2013. During the quarter ended December 27, 2013, the U.S. District Court for the District of Massachusetts unsealed a qui tam complaint against one of our subsidiaries, which is discussed below.
On May 2, 2011, the U.S. Attorney’s Office for the District of Massachusetts issued a subpoena to ev3 requesting production of documents relating to the following neurovascular products: Onyx®, Axium™ and Concerto™. ev3 is complying as required with the terms of the subpoena. On December 26, 2013, the U.S. District Court for the District of Massachusetts unsealed a qui tam complaint that relates to the subject matter of the U.S. Attorney’s investigation. The qui tam complaint alleges that ev3 violated the federal and various states’ false claims acts through off-label promotion of Onyx®, sale of defective Axium™ products and violating federal manufacturing and adverse-event reporting obligations. We believe that we have meritorious defenses to these claims and are vigorously defending against them.
There were no other material developments during the quarter ended December 27, 2013 related to previously described legal proceedings. Further information regarding our legal proceedings is provided in note 14 to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information regarding Covidien’s purchases of ordinary shares during the first quarter of fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
9/28/2013 – 10/25/2013	—	$—	—	$2,177,076,810
10/26/2013 – 11/29/2013	1,825,657	$66.16	1,825,657	$2,056,290,408
11/30/2013 – 12/27/2013	2,636,307	$67.34	2,636,307	$1,878,753,425
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

101
The following materials from the Covidien plc Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

Date: February 4, 2014