Form 10-Q
period 2014-03-28
Covidien plc
filed 2014-05-01
CIK 1385187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2014
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
The number of ordinary shares outstanding as of April 29, 2014 was 450,875,930.

COVIDIEN PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Quarters and Six Months Ended March 28, 2014 and March 29, 2013
(in millions, except per share data)

	Quarter Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net sales	$2,598	$2,530	$5,237	$5,097
Cost of goods sold	1,080	1,002	2,156	2,032
Gross profit	1,518	1,528	3,081	3,065
Selling, general and administrative expenses	896	830	1,746	1,652
Research and development expenses	135	122	260	233
Restructuring charges, net	16	54	73	62
Gain on divestiture, net	(111)	—	(111)	—
Operating income	582	522	1,113	1,118
Interest expense	(54)	(51)	(107)	(102)
Interest income	6	2	8	5
Other income, net	67	17	100	18
Income from continuing operations before income taxes	601	490	1,114	1,039
Income tax expense	160	110	275	203
Income from continuing operations	441	380	839	836
Income from discontinued operations, net of income taxes	—	59	—	96
Net income	$441	$439	$839	$932
Basic earnings per share:
Income from continuing operations	$0.98	$0.80	$1.86	$1.77
Income from discontinued operations	—	0.13	—	0.20
Net income	0.98	0.93	1.86	1.97
Diluted earnings per share:
Income from continuing operations	$0.97	$0.80	$1.84	$1.75
Income from discontinued operations	—	0.12	—	0.20
Net income	0.97	0.92	1.84	1.96
Weighted-average number of shares outstanding:
Basic	451	471	451	472
Diluted	454	476	455	476
Cash dividends declared per ordinary share	$0.64	$0.26	$0.64	$0.52

See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Quarters and Six Months Ended March 28, 2014 and March 29, 2013
(in millions)

	Quarter Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net Income	$441	$439	$839	$932
Income from discontinued operations, net of income taxes	—	(59)	—	(96)
Income from continuing operations	441	380	839	836
Currency translation adjustments	(4)	(71)	(20)	(68)
Unrecognized (loss) gain on derivatives	(1)	(1)	1	3
Unrecognized gain on benefit plans	—	4	2	5
Other comprehensive loss from continuing operations, net of income taxes	(5)	(68)	(17)	(60)
Comprehensive income from continuing operations, net of income taxes	436	312	822	776
Comprehensive income from discontinued operations, net of income taxes	—	40	—	87
Comprehensive income	$436	$352	$822	$863

See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
At March 28, 2014 and September 27, 2013
(in millions, except share data)

	March 28, 2014	September 27, 2013
Assets
Current Assets:
Cash and cash equivalents	$1,178	$1,868
Accounts receivable trade, less allowance for doubtful accounts of $40 and $38	1,552	1,526
Inventories	1,419	1,352
Due from former parent and affiliate	355	293
Prepaid expenses and other current assets (including $71 and $75 due from Mallinckrodt)	875	828
Total current assets	5,379	5,867
Property, plant and equipment, net	2,033	2,012
Goodwill	8,752	8,172
Intangible assets, net	3,223	2,687
Due from former parent and affiliate	375	375
Other assets	745	805
Total Assets	$20,507	$19,918

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$6	$11
Accounts payable	511	501
Accrued and other current liabilities (including $60 and $55 due to Mallinckrodt)	1,472	1,586
Income taxes payable	654	541
Total current liabilities	2,643	2,639
Long-term debt	5,015	5,018
Income taxes payable	1,153	1,147
Guaranteed contingent tax liabilities	550	571
Other liabilities	1,524	1,301
Total Liabilities	10,885	10,676
Commitments and contingencies (note 15)
Redeemable noncontrolling interest (note 16)	60	—
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 452,624,594 and 489,032,186 issued	90	97
Ordinary shares held in treasury at cost; 1,990,693 and 36,258,061	(136)	(2,210)
Additional paid-in capital	7,728	7,549
Retained earnings	1,605	3,514
Accumulated other comprehensive income	275	292
Total Shareholders’ Equity	9,562	9,242
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$20,507	$19,918
See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended March 28, 2014
(in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number	Par Value	Number	Amount
Balance at September 27, 2013	489	$97	(36)	$(2,210)	$7,549	$3,514	$292	$9,242
Net income	—	—	—	—	—	839	—	839
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(17)	(17)
Dividends declared	—	—	—	—	—	(289)	—	(289)
Repurchase of shares	—	—	(6)	(393)	—	—	—	(393)
Retirement of treasury shares	(40)	(8)	40	2,467	—	(2,459)	—	—
Share options exercised	3	1	—	—	127	—	—	128
Vesting of restricted shares	1	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	52	—	—	52
Balance at March 28, 2014	453	$90	(2)	$(136)	$7,728	$1,605	$275	$9,562

See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended March 28, 2014 and March 29, 2013
(in millions)

	Six Months Ended
	March 28, 2014	March 29, 2013
Cash Flows From Operating Activities:
Net income	$839	$932
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	272	329
Gain on divestiture, net	(111)	—
Impairment of intangible assets	29	10
Equity-based compensation	52	53
Deferred income taxes	(20)	72
Provision for losses on accounts receivable and inventory	24	39
Other non-cash items	(10)	(24)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	2	(171)
Inventories	(39)	(92)
Accounts payable	—	(2)
Income taxes	150	(29)
Accrued and other liabilities	(100)	(233)
Other	(96)	(77)
Net cash provided by operating activities	992	807
Cash Flows From Investing Activities:
Capital expenditures	(153)	(241)
Acquisitions, net of cash acquired	(1,217)	(238)
Divestiture	231	—
Sale of investments	57	13
Other	(7)	(5)
Net cash used in investing activities	(1,089)	(471)
Cash Flows From Financing Activities:
Net issuance of commercial paper	—	40
Dividends paid	(289)	(246)
Repurchase of shares	(393)	(459)
Proceeds from exercise of share options	111	175
Payment of contingent consideration	(15)	(17)
Other	9	20
Net cash used in financing activities	(577)	(487)
Effect of currency rate changes on cash	(16)	(32)
Net decrease in cash and cash equivalents	(690)	(183)
Cash and cash equivalents at beginning of period	1,868	1,866
Cash and cash equivalents at end of period	$1,178	$1,683
See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Basis of Presentation—The accompanying financial statements reflect the consolidated operations of Covidien plc, a company incorporated in Ireland, and its subsidiaries (Covidien or the Company). The unaudited condensed consolidated financial statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim results reported. The year-end balance sheet data was derived from audited consolidated financial statements. These financial statements do not include all of the annual disclosures required by U.S. GAAP; accordingly, they should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended September 27, 2013.
2. Segment and Geographic Data
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
Following the 2013 separation, the Company realigned its operating segments, effective October 1, 2013, such that the Medical Supplies business in Western Europe is now managed by the Medical Devices segment. Integrating these businesses allows Covidien to better utilize internal resources and achieve cost synergies. In addition, certain costs that were previously included in corporate expense, primarily information technology and certain shared service costs, are now reflected in the Company’s reportable segments, consistent with the way in which management measures and evaluates segment performance. Following this realignment, the Company’s reportable segments are as follows:

•
Medical Devices includes worldwide sales of the following products: advanced and general surgical solutions; peripheral vascular and neurovascular therapies; patient monitoring products; and airway and ventilation products. It also includes sales of the following products outside the United States: nursing care; medical surgical; SharpSafetyTM and original equipment manufacturer (OEM).

•	U.S. Medical Supplies includes sales of the following products in the United States: nursing care; medical surgical; SharpSafetyTM and OEM.
The Company has aggregated the following four operating segments into the Medical Devices reportable segment based upon their similar operational and economic characteristics:

•	Western Europe;

•	Developed Markets—Canada, Japan, Australia and New Zealand;

•	Emerging Markets—Eastern Europe, Middle East, Africa, Asia (excluding Japan) and Latin America; and

•	U.S. Medical Devices.
Management measures and evaluates the Company’s operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include net (charges) income associated with acquisitions; net gain on divestiture; net restructuring and related charges; impairments and other charges associated with certain product discontinuances; and certain environmental charges. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Selected information by business segment is presented below:

	Quarter Ended		Six Months Ended
(Dollars in Millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net sales(1) :
Medical Devices	$2,199	$2,143	$4,450	$4,325
U.S. Medical Supplies	399	387	787	772
Consolidated net sales	$2,598	$2,530	$5,237	$5,097
Segment operating income:
Medical Devices	$618	$627	$1,268	$1,261
U.S. Medical Supplies	39	42	78	93
Segment operating income	657	669	1,346	1,354
Unallocated amounts:
Corporate expenses	(97)	(98)	(187)	(179)
Net (charges) income associated with acquisitions(2)	(7)	6	(7)	6
Gain on divestiture, net (note 4)	111	—	111	—
Restructuring and related charges, net (note 5)	(17)	(55)	(76)	(63)
Renal denervation charges, net(3)	—	—	(9)	—
Environmental charge (note 15)	(65)	—	(65)	—
Interest expense, net	(48)	(49)	(99)	(97)
Other income, net	67	17	100	18
Income from continuing operations before income taxes	$601	$490	$1,114	$1,039

(1)	Amounts represent sales to external customers. Intersegment sales are insignificant.

(2)
Current period amounts relate to acquisition-related transaction costs and the sale of acquired inventory that had been written up to fair value upon acquisition. Prior period amounts relate to an adjustment to contingent consideration.

(3)
Represents charges incurred in connection with the Company’s decision to exit its OneShotTM renal denervation program totaling $35 million, the majority of which relates to the write-off of intangible assets, which is discussed in note 10. These charges were partially offset by income of $26 million resulting from the reversal of contingent consideration associated with the fiscal 2012 acquisition of Maya Medical, which is discussed in note 12.

Net sales by groups of products within the Company’s segments are as follows:

	Quarter Ended		Six Months Ended
(Dollars in Millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Advanced Surgical	$835	$774	$1,688	$1,564
General Surgical	378	392	786	796
Surgical Solutions	1,213	1,166	2,474	2,360
Peripheral Vascular	298	295	613	605
Neurovascular	111	111	221	217
Vascular Therapies	409	406	834	822
Patient Monitoring	258	250	508	491
Airway & Ventilation	190	191	372	387
Nursing Care	258	254	517	508
Patient Care	270	263	532	529
Respiratory and Patient Care	976	958	1,929	1,915
Total Covidien	$2,598	$2,530	$5,237	$5,097

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net sales by geographic area are as follows:

	Quarter Ended		Six Months Ended
(Dollars in Millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net sales(1):
United States	$1,277	$1,257	$2,584	$2,526
Non-U.S. Developed Markets(2)	938	921	1,872	1,862
Emerging Markets	383	352	781	709
	$2,598	$2,530	$5,237	$5,097

(1)	Sales to external customers are reflected in the regions based on the reporting entity that records the transaction.

(2)
During the second quarter of both fiscal 2014 and 2013, sales to Japan represented 9% of total net sales. Sales to Japan represented 9% and 10% of total net sales in the first six months of fiscal 2014 and 2013, respectively.

3. Acquisitions
New Wave Surgical Corporation—In March 2014, the Company acquired all of the outstanding equity of New Wave Surgical Corporation (New Wave), a manufacturer of an endoscopic visualization system, for total consideration of $114 million ($113 million, net of cash acquired). This consideration was comprised of cash of $111 million ($110 million, net of cash acquired) and debt assumed of $3 million, which was subsequently repaid. The transaction expands the Company’s product offerings to include an endoscopic visualization system for use during laparoscopic procedures.
Given Imaging Ltd.—In February 2014, the Company acquired all of the outstanding equity of Given Imaging Ltd., a developer of gastrointestinal medical devices, for cash of $1.033 billion ($925 million, net of cash acquired). The acquisition of Given Imaging provides the Company with additional scale and scope to serve the global gastrointestinal market and supports Covidien’s strategy to comprehensively address key global specialties and procedures.
WEM Equipamentos Electrônicos Ltda.—In January 2014, the Company acquired all of the outstanding equity of WEM Equipamentos Electrônicos Ltda. (WEM), a manufacturer of electrosurgical generators, disposables and accessories in Brazil, for cash of $54 million. The transaction provides the Company with lower cost manufacturing and supports its strategy of providing more affordable healthcare solutions in new markets.
Changzhou Kangdi Medical Stapler Co., Ltd.—In January 2014, the Company acquired 65% of the outstanding shares of Changzhou Kangdi Medical Stapler Co., Ltd. (Kangdi), a manufacturer of open stapler products in China, for cash of $39 million ($36 million, net of cash acquired). The transaction provides the Company with lower cost manufacturing and supports its strategy of providing more affordable healthcare solutions in new markets. Covidien has the option to purchase the remaining shares of Kangdi, and the noncontrolling shareholders have the option to sell their shares to Covidien, in fiscal 2019, or earlier if certain revenue targets are achieved. The price Covidien would have to pay for the remaining shares of Kangdi is between $60 million and $96 million, the final determination of which will be based on the achievement of certain revenue targets. Since the noncontrolling interest shareholders can require Covidien to purchase the remaining shares of Kangdi, their 35% equity interest has been classified as a redeemable noncontrolling interest. Note 16 provides additional information regarding this redeemable noncontrolling interest.
In addition, during the first six months of fiscal 2014, the Company acquired three other businesses for total consideration of $128 million ($126 million, net of cash acquired). The total consideration was comprised of upfront cash payments totaling $94 million ($92 million, net of cash acquired); debt assumed of $1 million, which was subsequently repaid; and the fair value of contingent consideration of $33 million. The contingent consideration, which could total a maximum of $192 million, consists of milestone payments related to the achievement of sales targets.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Allocation of Assets Acquired and Liabilities Assumed—The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed for Given Imaging and all other acquisitions completed during the first six months of fiscal 2014:

(Dollars in Millions)	Given Imaging	All Other	Total
Cash	$108	$6	$114
Inventories	44	11	55
Short-term investments	48	—	48
Other current assets(1)	26	15	41
Intangible assets	598	153	751
Goodwill ($29 of which is tax deductible)	393	249	642
Other assets	13	8	21
Total assets acquired	1,230	442	1,672
Other current liabilities	42	18	60
Contingent consideration (non-current)	—	33	33
Deferred tax liabilities (non-current)	151	32	183
Other liabilities	4	1	5
Redeemable noncontrolling interest	—	60	60
Total liabilities assumed	197	144	341
Net assets acquired	$1,033	$298	$1,331

(1)
Amounts include $27 million and $8 million of accounts receivable for Given Imaging and all other acquisitions, respectively, which are also the gross contractual values. As of each acquisition date, the fair value of accounts receivable approximated carrying value.

Redeemable Noncontrolling Interest—The valuation of the redeemable noncontrolling interest was based upon the minimum amount Covidien would have to pay to purchase the remaining shares of Kangdi and the expected incremental purchase price based on management’s estimate of Kangdi’s future revenues. The minimum payment of $60 million was discounted for the time value of money using a five-year rate considered commensurate with a market participant’s cost of debt, while the incremental expected purchase price was discounted using a rate considered commensurate with a market participant’s risk of achieving the future revenue forecasts. The weighted-average discount rate was 6%.
Goodwill—The benefits of adding minimally invasive gastrointestinal diagnostic products to the Company’s Advanced Surgical product portfolio contributed to an acquisition price in excess of the fair value of net assets acquired for Given Imaging, which resulted in the establishment of goodwill. In addition, the synergies expected to result from combining infrastructures and leveraging operational expenses also contributed to the establishment of goodwill for this acquisition.
The benefits of adding an endoscopic visualization system, which maintains optimal visualization during laparoscopic procedures, to the Company’s General Surgical product portfolio contributed to an acquisition price in excess of the fair value of net assets acquired for New Wave, which resulted in the establishment of goodwill. Finally, the benefits of lower cost manufacturing, complementary sales channels and the addition of more brands to the Company’s Advanced and General Surgical product portfolios contributed to acquisition prices in excess of the fair value of net assets acquired for Kangdi and WEM, which resulted in the establishment of goodwill.
As of March 28, 2014, the Company had not yet finalized its valuation of certain non-current assets and related deferred tax liabilities for Given Imaging. In addition, due to the limited time since the acquisition date, as of March 28, 2014, the Company had not yet finalized its valuation for one of the other acquisitions completed during the six months ended March 28, 2014. The impact of the finalization of these valuations is not expected to have a material effect on the Company’s financial condition.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted-Average Amortization Period
Given Imaging
Completed technology	$135	12 years
Customer relationships	442	20 years
Trademarks	3	4 years
In-process research and development	18	Non-Amortizable
	$598	18 years
All Other
Completed technology	$111	15 years
Customer relationships	42	15 years
	$153	15 years
Total
Completed technology	$246	13 years
Customer relationships	484	20 years
Trademarks	3	4 years
In-process research and development	18	Non-Amortizable
	$751	17 years
Financial Results—The amount of net sales and operating loss included in the Company’s results for the quarter and six months ended March 28, 2014 for Given Imaging and all other acquisitions completed during the first six months of fiscal 2014 were as follows:

(Dollars in Millions)	Quarter Ended March 28, 2014	Six Months Ended March 28, 2014
Net sales
Given Imaging	$18	$18
All other	3	3
	$21	$21

Operating loss(1)
Given Imaging	$(13)	$(13)
All other	(5)	(6)
	$(18)	$(19)

(1)	Amounts include restructuring charges, charges to cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition and transaction costs.
Acquisition-Related Costs—The amount of acquisition-related costs incurred associated with fiscal 2014 acquisitions were $7 million for both the quarter and six months ended March 28, 2014. In addition, in both the quarter and six months ended March 28, 2014, the Company recorded $9 million of integration costs, which were included in restructuring charges, net.
Unaudited Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the acquisitions of Given Imaging and all other acquisitions had been completed as of the beginning of fiscal 2013. The pro forma financial information is based on the historical financial information for Covidien, Given Imaging and all other acquisitions and reflects the following pro forma adjustments:

•
Elimination of historical amortization expense and depreciation expense for each of the acquired companies and additional amortization and depreciation expense related to the fair value of intangible assets and property, plant and equipment acquired;

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	A decrease in interest income for cash used to fund the acquisitions and repay debt assumed;

•	Elimination of historical interest expense associated with debt assumed that was immediately repaid;

•
Elimination of direct acquisition transaction costs, restructuring charges and charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition in fiscal 2014 and inclusion of such items in fiscal 2013;

•	Tax impact of all of the above adjustments; and

•
Elimination of the historical income tax expense for each of the acquired companies and inclusion of income tax expense on the historical results of each of the acquired companies using the respective jurisdictional tax rates.

	Quarter Ended		Six Months Ended
(Dollars in Millions, Except per Share Data)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net sales	$2,629	$2,580	$5,331	$5,206
Income from continuing operations	445	372	840	812
Net income	445	431	840	908
Basic earnings per share:
Income from continuing operations	$0.99	$0.79	$1.86	$1.72
Net income	0.99	0.92	1.86	1.92
Diluted earnings per share:
Income from continuing operations	$0.98	$0.78	$1.84	$1.70
Net income	0.98	0.91	1.84	1.91
The unaudited pro forma financial information above is not indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of fiscal 2013, or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of these companies.
4. Discontinued Operations and Divestiture
Discontinued Operations
The historical results of operations of Covidien’s former Pharmaceuticals business have been presented as discontinued operations in the prior year condensed consolidated statements of income and comprehensive income. Discontinued operations include the results of Mallinckrodt’s business except for certain corporate overhead costs and other allocations, which remain in continuing operations. Discontinued operations also include costs incurred by Covidien to separate Mallinckrodt. The prior year statement of cash flows has not been adjusted to reflect the effect of the 2013 separation.
Net sales and income from Mallinckrodt’s operations and adjustments to the loss recorded on prior dispositions were as follows:

(Dollars in Millions)	Quarter Ended March 29, 2013	Six Months Ended March 29, 2013
Net sales	$573	$1,062
Income from operations, net of tax expense of $14 and $38(1)	$61	$98
Loss on dispositions, net of tax benefit of $— and $—	(2)	(2)
Income from discontinued operations, net of income taxes	$59	$96

(1) Includes pre-tax charges incurred in connection with the activities taken to complete the 2013 separation and to build out Mallinckrodt’s corporate infrastructure totaling $36 million and $55 million for the quarter and six months ended March 29, 2013, respectively.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Divestiture
On January 15, 2014, the Company sold its biosurgery sealant product line within the Medical Devices segment because it was not aligned with its long-term strategic objectives. In connection with this transaction, the Company received $231 million in cash and recorded a pre-tax gain of $111 million. In addition, the Company may receive up to $30 million, contingent upon the achievement of certain performance measures.
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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net restructuring and related charges recognized in continuing operations, including actions associated with acquisitions, by segment were as follows:

	Quarter Ended		Six Months Ended
(Dollars in Millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Medical Devices	$15	$53	$71	$58
U.S. Medical Supplies	1	2	2	5
Corporate	1	—	3	—
Restructuring and related charges, net	17	55	76	63
Less: accelerated depreciation	(1)	(1)	(3)	(1)
Restructuring charges, net	$16	$54	$73	$62
Net restructuring and related charges recognized in continuing operations were comprised of the following:

	Quarter Ended		Six Months Ended
(Dollars in Millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Acquisition-related restructuring actions	$8	$6	$11	$8
2013 program	6	—	63	—
2011 and prior programs	3	49	2	55
Restructuring and related charges, net	17	55	76	63
Less: non-cash charges, including accelerated depreciation	(6)	(1)	(8)	(4)
Total charges expected to be settled in cash	$11	$54	$68	$59
The following table summarizes cash activity for restructuring reserves related to acquisitions for the six months ended March 28, 2014:

(Dollars in Millions)	Employee Severance and Benefits	Other	Total
Balance at September 27, 2013	$6	$6	$12
Charges	10	3	13
Changes in estimate	(2)	—	(2)
Cash payments	(3)	(2)	(5)
Balance at March 28, 2014	$11	$7	$18
The following table summarizes cash activity for restructuring reserves related to the 2013 and 2011 and prior programs for the six months ended March 28, 2014, substantially all of which relates to employee severance and benefits:

(Dollars in Millions)	2013 Program	2011 and Prior Programs	Total
Balance at September 27, 2013	$22	$88	$110
Charges	67	6	73
Changes in estimate	(4)	(12)	(16)
Cash payments	(29)	(43)	(72)
Currency translation	—	1	1
Balance at March 28, 2014	$56	$40	$96

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net restructuring and related charges, including associated asset impairments, incurred cumulative to date under the 2013 and 2011 programs as of March 28, 2014 were as follows:

(Dollars in Millions)	2013 Program	2011 Program
Medical Devices	$72	$158
U.S. Medical Supplies	4	3
Corporate	11	11
Total	$87	$172
Restructuring reserves were reported on the Company’s condensed consolidated balance sheets as follows:

(Dollars in Millions)	March 28, 2014	September 27, 2013
Accrued and other current liabilities	$100	$109
Other liabilities	14	13
Restructuring reserves	$114	$122
6. Retirement Plans
The net periodic benefit cost for the Company’s defined benefit pension plans was as follows:

	Quarter Ended		Six Months Ended
(Dollars in Millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Service cost	$4	$3	$8	$7
Interest cost	5	4	10	8
Expected return on plan assets	(5)	(4)	(10)	(9)
Amortization of net actuarial loss	2	3	4	6
Net periodic benefit cost included in continuing operations	6	6	12	12
Net periodic benefit cost included in discontinued operations	—	2	—	4
Net periodic benefit cost	$6	$8	$12	$16
The net periodic benefit cost for postretirement benefit plans for the quarters and six months ended March 28, 2014 and March 29, 2013 was insignificant.
7. Other Income, Net
Other income, net was comprised of the following:

	Quarter Ended		Six Months Ended
(Dollars in Millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Income under Tyco tax sharing agreement (note 13)	$62	$4	$94	$5
Gain on investments, net	5	9	6	9
Gain on demutualization of insurance carrier	—	4	—	4
Other income, net	$67	$17	$100	$18
Income under Tyco tax sharing agreement represents an increase to the receivable from Tyco International Ltd. and TE Connectivity Ltd. and primarily reflects 58% of the interest and other income taxes payable amounts recorded during each period that are subject to the Tyco tax sharing agreement. Income under the Tyco tax sharing agreement for the six months ended March 28, 2014 also includes $25 million of income for Covidien’s portion of Tyco International’s settlement of contract claims under a 2002 tax agreement with CIT Group Inc., a former subsidiary of Tyco International.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Earnings per Share
The weighted-average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

	Quarter Ended		Six Months Ended
(in Millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Basic shares	451	471	451	472
Effect of share options and restricted shares	3	5	4	4
Diluted shares	454	476	455	476
The computation of diluted earnings per share for both the quarters ended March 28, 2014 and March 29, 2013 exclude less than 1 million of options and restricted share units because either the effect would have been anti-dilutive or the performance criteria related to the units had not yet been met. For both the six months ended March 28, 2014 and March 29, 2013, the computation of diluted earnings per share excludes approximately 2 million of options and restricted share units because either the effect would have been anti-dilutive or the performance criteria related to the units had not yet been met.
9. Inventories
At the end of each period, inventories were comprised of the following:

(Dollars in Millions)	March 28, 2014	September 27, 2013
Purchased materials and manufactured parts	$320	$289
Work in process	170	169
Finished goods	929	894
Inventories	$1,419	$1,352
10. Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for the six months ended March 28, 2014 were as follows:

(Dollars in Millions)	Medical Devices	Medical Supplies	U.S. Medical Supplies	Total
Goodwill at September 27, 2013	$7,783	$389	$—	$8,172
Segment realignment (note 2)	26	(389)	363	—
Acquisitions (note 3)	642	—	—	642
Divestiture (note 4)	(66)	—	—	(66)
Currency translation	4	—	—	4
Goodwill at March 28, 2014	$8,389	$—	$363	$8,752

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	March 28, 2014		September 27, 2013
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,293	$869	$2,229	$890
Customer relationships	1,442	244	959	213
Other	144	88	161	86
Total	$3,879	$1,201	$3,349	$1,189
Non-Amortizable:
Trademarks	$323		$322
In-process research and development	222		205
Total	$545		$527
In connection with management’s regular review of strategic programs and growth potential for the Company’s product portfolio, management decided to exit the Company’s OneShot™ renal denervation program associated with the fiscal 2012 acquisition of Maya Medical. This decision was primarily driven by slower than expected development of the renal denervation market. As a result of this decision, during the first six months of fiscal 2014, the Company recorded pre-tax intangible asset impairment charges of $28 million to write off the completed technology associated with this project.
Intangible asset amortization expense from continuing operations was $56 million for both the quarters ended March 28, 2014 and March 29, 2013. Intangible asset amortization expense from continuing operations was $109 million and $111 million for the six months ended March 28, 2014 and March 29, 2013, respectively. Amortization expense associated with the intangible assets included on the Company’s balance sheet as of March 28, 2014 is expected to be as follows:

(Dollars in Millions)
Fiscal 2014	$236
Fiscal 2015	252
Fiscal 2016	247
Fiscal 2017	244
Fiscal 2018	240
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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Cash Flow Hedges—During both fiscal 2013 and 2007, CIFSA entered into forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of fixed rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective; accordingly, the gains and losses that resulted upon termination of the rate locks were recorded in accumulated other comprehensive income and are being amortized to interest expense over the terms of the notes. The amounts reclassified to earnings during the quarters and six months ended March 28, 2014 and March 29, 2013 were insignificant, as is the amount expected to be reclassified to earnings during the next 12 months. At March 28, 2014 and September 27, 2013, the amount of loss that remained in accumulated other comprehensive income was $33 million and $34 million, respectively.
Foreign Exchange Exposure
Derivatives not Designated as Hedging Instruments—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro and yen, as well as approximately 20 other currencies. The Company generally manages its exposure for forecasted transactions for the upcoming 12 months. All forward and option contracts are recorded on the condensed consolidated balance sheet at fair value. At March 28, 2014, the Company had foreign currency forward and option contracts outstanding with a notional amount of $1.444 billion. These contracts do not meet the necessary criteria to qualify for hedge accounting; accordingly, changes in fair value are recognized in earnings.

Net losses and gains from foreign currency transaction exposures and the impact of related derivatives not designated as hedging instruments included in continuing operations were as follows:

	Quarter Ended		Six Months Ended
(Dollars in Millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Cost of goods sold:
Loss on foreign currency transaction exposures	$(21)	$(13)	$(50)	$(29)
(Loss) gain on foreign currency hedge contracts	(6)	24	—	30
Net foreign currency (loss) gain	$(27)	$11	$(50)	$1

Selling, general and administrative expenses:
Loss on foreign currency transaction exposures	$(11)	$(21)	$(24)	$(7)
Gain on foreign currency hedge contracts	10	20	28	9
Net foreign currency (loss) gain	$(1)	$(1)	$4	$2

Total:
Loss on foreign currency transaction exposures	$(32)	$(34)	$(74)	$(36)
Gain on foreign currency hedge contracts	4	44	28	39
Net foreign currency (loss) gain	$(28)	$10	$(46)	$3

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Derivative Instruments
The fair value of foreign exchange forward and option contracts not designated as hedging instruments were included in the following condensed consolidated balance sheet accounts in the amounts shown:

(Dollars in Millions)	March 28, 2014	September 27, 2013
Derivative Assets:
Prepaid expenses and other current assets	$10	$7
Accrued and other current liabilities	8	10
	$18	$17
Derivative Liabilities:
Prepaid expenses and other current assets	$2	$1
Accrued and other current liabilities	22	38
	$24	$39
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

	March 28, 2014		September 27, 2013
(Dollars in Millions)	Asset	Liability	Asset	Liability
Gross amounts recognized	$18	$24	$17	$39
Gross amounts offset in the condensed consolidated balance sheets	(10)	(10)	(11)	(11)
Net amounts presented in the condensed consolidated balance sheets	$8	$14	$6	$28
12. Financial Instruments and Fair Value Measurements
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
Level 2—significant other observable inputs that are observable either directly or indirectly; and
Level 3—significant unobservable inputs for which there is little or no market data, which requires the Company to develop its own assumptions.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at March 28, 2014 and September 27, 2013:

		Basis of Fair Value Measurement
(Dollars in Millions)	March 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency hedge contracts	$18	$—	$18	$—
Liabilities:
Foreign currency hedge contracts	$24	$—	$24	$—
Deferred compensation liabilities	125	—	125	—
Contingent consideration	116	—	—	116
Total liabilities at fair value	$265	$—	$149	$116

		Basis of Fair Value Measurement
(Dollars in Millions)	September 27, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency hedge contracts	$17	$—	$17	$—
Liabilities:
Foreign currency hedge contracts	$39	$—	$39	$—
Deferred compensation liabilities	114	—	114	—
Contingent consideration	127	—	—	127
Total liabilities at fair value	$280	$—	$153	$127
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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The recurring Level 3 fair value measurements of contingent consideration liabilities include the following significant unobservable inputs:

(Dollars in Millions)	Fair Value at March 28, 2014	Valuation Technique	Unobservable Input	Range
			Discount rate	0% - 23%
Revenue-based payments	$66	Discounted cash flow	Probability of payment	73% - 100%
			Projected year of payment	2014 - 2024
			Discount rate	1.4% - 2.5%
Regulatory-based payments	$50	Discounted cash flow	Probability of payment	87% - 93%
			Projected year of payment	2017 - 2020
As of March 28, 2014, the maximum potential contingent consideration that the Company could be required to pay is $382 million. The fair value of contingent consideration associated with acquisitions was $116 million and $127 million at March 28, 2014 and September 27, 2013, respectively. As of March 28, 2014, $16 million was included in accrued and other current liabilities and $100 million was included in other liabilities on the condensed consolidated balance sheet.
Following are reconciliations of change in the fair value of contingent consideration:

	Quarter Ended		Six Months Ended
(Dollars in Millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Balance at beginning of period	$112	$95	$127	$108
Acquisition date fair value of contingent consideration	22	138	33	138
Change in fair value included in selling, general and administrative expenses	(3)	(7)	(29)	(6)
Payments	(15)	(3)	(15)	(17)
Balance at end of period	$116	$223	$116	$223
During the first six months of fiscal 2014, the Company determined that the post-market clinical trial associated with the radiofrequency energy-based renal denervation device (RF Device) to treat hypertension, resulting from the fiscal 2012 acquisition of Maya Medical, would not be successfully completed within the required timeframe. Accordingly, the Company reversed the $20 million contingent consideration liability associated with the achievement of this milestone. In addition, as a result of the Company’s decision to exit the renal denervation program, the Company reversed $6 million of contingent consideration liabilities that were primarily associated with the achievement of sales targets for the RF Device. Accordingly, during the first six months of fiscal 2014, the Company recorded income totaling $26 million related to a reduction in the fair value of contingent consideration liabilities associated with the acquisition of Maya Medical.
Financial Instruments Not Measured at Fair Value
The fair value of cash and cash equivalents approximate carrying value since cash equivalents consist of liquid investments with a maturity of three months or less (level 1). The fair value of long-term debt, including both current and non-current maturities, is based upon quoted prices in active markets for similar instruments (level 2) and was approximately $5.453 billion and $5.433 billion at March 28, 2014 and September 27, 2013, respectively. It is not practicable to estimate the fair value of the Company’s guaranteed contingent tax liabilities and the related amount due from former parent and affiliate.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, derivative financial instruments and accounts receivable. The Company invests its excess cash in deposits or money market funds and diversifies the concentration of cash among different financial institutions that have at least an A- credit rating. Counterparties to the Company’s derivative financial instruments are limited to major financial institutions with at least a Standard & Poor’s and Moody’s long-term debt rating of A-/A3. While the Company does not require collateral or other security to be furnished by the counterparties to its derivative financial instruments, it minimizes exposure to credit risk by dealing with a diversified group of major financial institutions and actively monitoring outstanding positions.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company’s large number of customers and their diversity across many geographic areas. A portion of the Company’s trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries that are subject to payment delays. Payment is dependent upon the financial stability of those countries’ national economies and the creditworthiness of those countries’ national governments. Deteriorating credit and economic conditions in parts of Western Europe, particularly in Spain, Italy and Portugal, may continue to increase the average length of time it takes the Company to collect its accounts receivable in certain regions within these countries. The Company routinely evaluates all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. While the Company has not incurred significant losses on government receivables, if the financial condition of customers or the countries’ healthcare systems continues to deteriorate such that their ability to make payments is uncertain, charges may be required in future periods.
The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy and Portugal and as a percent of the Company’s total accounts receivable at the end of each period were as follows:

(Dollars in Millions)	March 28, 2014	September 27, 2013
Accounts receivable, net in Spain, Italy and Portugal	$311	$406
Percentage of total accounts receivable, net	20%	27%
Net sales to customers in Spain, Italy and Portugal totaled $163 million and $165 million during the quarters ended March 28, 2014 and March 29, 2013, respectively. Net sales to customers in Spain, Italy and Portugal totaled $307 million and $309 million during the six months ended March 28, 2014 and March 29, 2013, respectively. Accounts receivable, net in Spain, Italy and Portugal over 365 days past due were $24 million and $54 million as of March 28, 2014 and September 27, 2013, respectively. In February 2014, the Company collected $115 million from the Spanish government, which related to invoices issued prior to June 2013.
13. Transactions with Former Parent and Affiliate
Tyco Tax Sharing Agreement—On June 29, 2007, the Company entered into a tax sharing agreement, under which the Company shares responsibility for certain of its, Tyco International’s and TE Connectivity’s income tax liabilities for periods prior to the separation from Tyco International in 2007 (the 2007 separation). Covidien, Tyco International and TE Connectivity share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 separation. If Tyco International and TE Connectivity default on their obligations to Covidien under the tax sharing agreement, Covidien would be liable for the entire amount of these liabilities. All costs and expenses associated with the management of these tax liabilities are being shared equally among the parties.
At March 28, 2014, the Company is the primary obligor to the taxing authorities for $1.807 billion of tax liabilities that are recorded on the condensed consolidated balance sheet, of which $1.477 billion relates to periods prior to the 2007 separation and is shared with Tyco International and TE Connectivity pursuant to the Tyco tax sharing agreement. At September 27, 2013, the Company was the primary obligor to the taxing authorities for $1.688 billion of tax liabilities that were recorded on the condensed consolidated balance sheet.
Income Tax Receivables—The Company has a current and non-current receivable from Tyco International and TE Connectivity totaling $730 million and $668 million at March 28, 2014 and September 27, 2013, respectively. These receivables primarily reflect 58% of the contingent tax liabilities that are subject to the Tyco tax sharing agreement and are classified as due from former parent and affiliate on the condensed consolidated balance sheets. As discussed in note 7, adjustments to these receivables are recorded in other income, net.
Guaranteed Contingent Tax Liabilities—The Company has certain guarantee commitments and indemnifications with Tyco International and TE Connectivity related to certain contingent tax liabilities. Current and non-current liabilities totaling $589 million and $584 million related to these guarantees were included on the Company’s condensed consolidated balance sheets at March 28, 2014 and September 27, 2013, respectively. The non-current portion of these liabilities are classified as guaranteed contingent tax liabilities on the condensed consolidated balance sheets, while the current portion is included in accrued and other current liabilities.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Guarantees
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
The Company has recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in note 15. In addition, the Company is liable for product performance; however, in the opinion of management, such obligations will not significantly affect the Company’s results of operations, financial condition or cash flows.
As of March 28, 2014, the Company had various outstanding letters of credit and guarantee and surety bonds totaling $193 million, none of which were individually significant.
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
Legal Proceedings
The Company records a liability when a loss is considered probable and the amount can be reasonably estimated. When the reasonable estimate of a probable loss is a range and a best estimate cannot be made, the minimum amount of the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 28, 2014 and September 27, 2013, the Company had accruals for products liability and other legal matters totaling $143 million and $147 million, respectively, which includes reserves for certain of the matters discussed below. In addition, the Company had related insurance receivables of $29 million at both March 28, 2014 and September 27, 2013.
Products Liability Litigation—The Company currently is involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of the Company have supplied pelvic mesh products to one of the manufacturers named in the litigation and the Company is indemnifying that manufacturer on certain claims. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts and in Canada. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. As of March 28, 2014, there were approximately 6,000 cases pending believed to involve products manufactured by Company subsidiaries. Although the number of pending cases increased during the six months ended March 28, 2014, the Company has little to no information regarding the nature of claims and potential damages in these cases and, accordingly, did not record any additional charges for these cases during the first six months of fiscal 2014. Based on current information, the Company believes that it has adequate amounts recorded relating to these matters. While the Company believes that the final disposition of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

flows, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims.
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
Ethicon Endo-Surgery, Inc., et al. v. Covidien, Inc., et al. is a patent infringement action filed on December 14, 2011 in the United States District Court for the Southern District of Ohio, Western Division. The complaint alleges that the Company’s Sonicision™ product infringes several of Ethicon’s design and utility patents. Ethicon is seeking monetary damages and injunctive relief. The parties have engaged in discovery and pre-trial motion practice. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. On January 22, 2014, the district court entered summary judgment in the Company’s favor, ruling that the Company does not infringe any of the seven Ethicon patents in dispute and declaring five of Ethicon’s patents invalid. Ethicon has appealed the district court’s decision.
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
On May 1, 2013, the jury returned a verdict finding that ev3 breached the merger agreement and awarded $175 million in damages plus interest to the plaintiffs. Since the jury did not find fraud, the jury did not have the option of awarding punitive damages. The Company estimates that its possible range of loss is $0 to $275 million, which includes approximately $100 million of post judgment interest. On August 29, 2013, the court denied the Company’s motions for judgment as a matter of law and for a new trial. The Company has appealed the verdict to the Delaware Supreme Court. Oral argument for the appeal was held on March 12, 2014. The Delaware Supreme Court subsequently ordered a rehearing before the full court, which has not yet been scheduled. The Company has assessed the status of this matter, has concluded that it is more likely than not that the finding will be overturned, and intends to vigorously pursue all available means to achieve such reversal. Accordingly, no liability has been recorded with respect to any damage award.
The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations, financial condition or cash flows.
Environmental Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 28, 2014, the Company concluded that it was probable that it would incur remedial costs of $179 million, of which $9 million was included in accrued and other current liabilities and $170 million was included in other liabilities on the condensed consolidated balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.
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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On September 17, 2010, the Company appealed the final order issued by the Maine Board in Maine Superior Court. On appeal, the Company has requested that the Superior Court invalidate the Maine Board’s final order in its entirety or, in the alternative, reverse or modify the final order to eliminate the requirements that the Company remove one of the two landfills and recap the remaining three landfills. The Company also appealed certain administrative requirements of the final order. On November 1, 2012, the Superior Court affirmed the Maine Board’s final order. The Company has appealed the Superior Court’s decision to the Maine Supreme Judicial Court. Oral argument for the appeal was held on February 11, 2014. On April 3, 2014, the Maine Supreme Judicial Court affirmed the Maine Board’s compliance order. Following this decision, the Company recorded a $65 million charge for the estimated incremental costs of implementing the compliance order. This charge is included within selling, general and administrative expenses in the consolidated statements of income for both the quarter and six months ended March 28, 2014.
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
On July 29, 2002, following a March 2002 trial, the District Court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that the Company was liable for the cost of performing a study of the river and bay. The District Court subsequently appointed an independent study panel to oversee the study and ordered the Company to pay costs associated with the study. The study panel conducted a Phase I study and completed a Phase II study which included several years of field work and data collection. The study panel issued the Phase II Penobscot River Mercury Study Report (Phase II Report) on April 17, 2013. The Phase II Report contains recommendations for a variety of potential remedial options which could be implemented individually or in a variety of combinations. The Phase II Report also includes preliminary cost estimates for the potential remedial options. These cost estimates, which the report describes as “very rough estimates of cost,” range from $25 million to $235 million, depending upon which potential option or combination of potential options are implemented, if any. The Phase II Report indicates that these costs are subject to uncertainties, and that before any remedial option is implemented, further engineering studies and engineering design work will be necessary to determine the feasibility of the proposed remedial options. The Company has reviewed the Phase II Report with its outside legal and technical consultants and believes there are significant problems with the conclusions and recommendations in the report. The Company does not believe remediation is necessary and intends to vigorously defend its position. In addition, no remediation order has been issued. However, the Company has developed a proposal for certain limited studies and a proposal for monitoring some wildlife species, including but not limited to, certain fish and birds. The estimated costs of the proposed studies and monitoring have been accrued, the amounts of which are not significant. Discovery has commenced and the trial is scheduled for June 3, 2014.
Income Taxes
The income tax returns of the Company and its subsidiaries are periodically examined by various tax authorities. The U.S. Internal Revenue Service (IRS) continues to audit the Company’s U.S. federal income tax returns for the years 2008 and 2009. Fieldwork for this audit is expected to conclude in fiscal 2014. Open periods for examination also include certain periods during which the Company was a subsidiary of Tyco International. The resolution of these matters is subject to the conditions set forth in the Tyco tax sharing agreement. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the 2007 separation. The Company has potential liabilities related to these income tax returns and has included its best estimate of potential liabilities for these years within current and non-current income taxes payable on its condensed consolidated balance sheets. With respect to these potential income tax liabilities, Covidien believes that the amounts recorded on its condensed consolidated balance sheets are adequate.
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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
No payments with respect to these matters or any additional matters that may be raised by the U.S. Tax Court would be required until the dispute is definitively resolved, which could take several years. While Covidien believes that the amounts recorded as non-current income taxes payable and guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a material adverse effect on the condensed consolidated financial statements. In particular, if the IRS is successful in asserting its claim, it would likely assert that approximately $6.6 billion of interest deductions with respect to Tyco International’s intercompany debt in subsequent time periods should also be disallowed.
Tyco International’s income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans that originated during 1997 through 2000. It is Covidien’s understanding that Tyco International and the IRS expect to reach a written agreement during fiscal 2014 on all undisputed issues for the years 2001 through 2007.
In connection with the anticipated settlement of the 2005 through 2007 audit cycle, the Company estimates that it will be required to make a payment to the IRS in fiscal 2014 of $643 million. This amount is comprised of interest of $202 million, an adjustment for pre-2005 net operating loss utilization of $267 million and $174 million related to undisputed issues in the 2005 through 2007 audit cycle. This amount is included in current income taxes payable on the condensed consolidated balance sheet. However, pursuant to the Tyco tax sharing agreement, Covidien estimates that it will receive reimbursement payments totaling $339 million from Tyco International and TE Connectivity, which are included in current due from former parent and affiliate. Covidien will also be required to reimburse Tyco International and TE Connectivity for its portion of their settlements, which is estimated to be $17 million.
The resolution of tax matters arising from the 1997 through 2007 U.S. audits, non-U.S. audits and other settlements or statute of limitations expirations, could result in a significant change in the Company’s unrecognized tax benefits. The Company estimates that within the next 12 months, its uncertain tax positions, excluding interest, could decrease by as much as $341 million.
16. Redeemable Noncontrolling Interest
As discussed in note 3, in January 2014, the Company acquired 65% of the outstanding shares of Kangdi. Covidien has the option to purchase the remaining shares of Kangdi, and the noncontrolling shareholders have the option to sell their shares to Covidien, in fiscal 2019, or earlier if certain revenue targets are achieved. The price Covidien would have to pay for the remaining shares of Kangdi is between $60 million and $96 million, the final determination of which will be based on the achievement of certain revenue targets. Since the noncontrolling interest shareholders can require Covidien to purchase the remaining shares of Kangdi, their 35% equity interest has been classified as a redeemable noncontrolling interest.
Redeemable noncontrolling interest is considered to be temporary equity and is therefore reported between liabilities and equity on the condensed consolidated balance sheet. Since the noncontrolling interest becomes redeemable in fiscal 2019, or earlier under certain circumstances, the Company records the redeemable noncontrolling interest at the greater of (a) the initial carrying amount increased or decreased for the noncontrolling interest’s share of Kangdi’s net income or loss or (b) its estimated redemption value at the end of each reporting period. The Company records changes in the estimated redemption value of the noncontrolling interest through net income. For the quarter and six months ended March 28, 2014, net loss attributable to the redeemable noncontrolling interest and the adjustments to the estimated redemption value were included in other income, net in the consolidated statements of income, as the amounts were insignificant. As of March 28, 2014, the estimated redemption value of the noncontrolling interest approximated the carrying value.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income for the six months ended March 28, 2014 were as follows:

(Dollars in Millions)	Currency Translation	Unrecognized (Loss) Gain on Benefit Plans		Unrecognized (Loss) Gain on Derivatives		Accumulated Other Comprehensive Income
Balance at September 27, 2013	$421	$(94)		$(35)		$292
Change before reclassifications to earnings(1)	(20)	—		—		(20)
Amounts reclassified to earnings(1)	—	2	(2)	1	(3)	3
Other comprehensive (loss) income	(20)	2		1		(17)
Balance at March 28, 2014	$401	$(92)		$(34)		$275

(1)	All amounts are presented net of income taxes, the amounts of which are insignificant.

(2)	Amount includes amortization of net actuarial losses included in net periodic benefit cost, the components of which are presented in note 6.

(3)	Amount relates to amortization of interest rate locks, which was reclassified to interest expense and is discussed in note 11.
18. Subsequent Event
Subsequent to the end of the quarter, CIFSA entered into interest rate swaps on $500 million principal amount of its 3.20% senior notes due 2022 and $500 million principal amount of its 2.95% senior notes due 2023. Under these contracts, the Company will receive a fixed amount of interest applicable to the underlying notes and pay a floating amount based upon the three-month U.S. dollar London interbank offered rate.
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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended March 28, 2014
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,598	$—	$2,598
Cost of goods sold	—	—	—	1,080	—	1,080
Gross profit	—	—	—	1,518	—	1,518
Selling, general and administrative expenses	29	—	—	867	—	896
Research and development expenses	—	—	—	135	—	135
Restructuring charges, net	—	—	—	16	—	16
Gain on divestiture, net	—	—	—	(111)	—	(111)
Operating (loss) income	(29)	—	—	611	—	582
Interest expense	—	—	(54)	—	—	(54)
Interest income	—	—	—	6	—	6
Other income, net	—	—	—	67	—	67
Equity in net income of subsidiaries	393	393	296	—	(1,082)	—
Intercompany interest and fees	75	—	151	(226)	—	—
Income before income taxes	439	393	393	458	(1,082)	601
Income tax (benefit) expense	(2)	—	—	162	—	160
Net income	441	393	393	296	(1,082)	441
Other comprehensive loss, net of income taxes	(5)	(5)	(5)	(5)	15	(5)
Total comprehensive income	$436	$388	$388	$291	$(1,067)	$436

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended March 29, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,530	$—	$2,530
Cost of goods sold	—	—	—	1,002	—	1,002
Gross profit	—	—	—	1,528	—	1,528
Selling, general and administrative expenses	36	—	—	794	—	830
Research and development expenses	—	—	—	122	—	122
Restructuring charges, net	—	—	—	54	—	54
Operating (loss) income	(36)	—	—	558	—	522
Interest expense	—	—	(52)	1	—	(51)
Interest income	—	—	—	2	—	2
Other income	—	—	—	17	—	17
Equity in net income of subsidiaries	695	697	592	—	(1,984)	—
Intercompany interest and fees	(224)	(2)	157	69	—	—
Income from continuing operations before income taxes	435	695	697	647	(1,984)	490
Income tax (benefit) expense	(4)	—	—	114	—	110
Income from continuing operations	439	695	697	533	(1,984)	380
Income from discontinued operations, net of income taxes	—	—	—	59	—	59
Net income	439	695	697	592	(1,984)	439
Other comprehensive loss from continuing operations, net of income taxes	(68)	(68)	(68)	(69)	205	(68)
Other comprehensive loss from discontinued operations, net of income taxes	(19)	(19)	(19)	(19)	57	(19)
Total comprehensive income	$352	$608	$610	$504	$(1,722)	$352

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Six Months Ended March 28, 2014
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$5,237	$—	$5,237
Cost of goods sold	—	—	—	2,156	—	2,156
Gross profit	—	—	—	3,081	—	3,081
Selling, general and administrative expenses	57	—	1	1,688	—	1,746
Research and development expenses	—	—	—	260	—	260
Restructuring charges, net	—	—	—	73	—	73
Gain on divestiture, net	—	—	—	(111)	—	(111)
Operating (loss) income	(57)	—	(1)	1,171	—	1,113
Interest expense	—	—	(108)	1	—	(107)
Interest income	—	—	—	8	—	8
Other income, net	—	—	—	100	—	100
Equity in net income of subsidiaries	747	747	552	—	(2,046)	—
Intercompany interest and fees	146	—	304	(450)	—	—
Income before income taxes	836	747	747	830	(2,046)	1,114
Income tax (benefit) expense	(3)	—	—	278	—	275
Net income	839	747	747	552	(2,046)	839
Other comprehensive loss, net of income taxes	(17)	(17)	(17)	(18)	52	(17)
Total comprehensive income	$822	$730	$730	$534	$(1,994)	$822

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Six Months Ended March 29, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$5,097	$—	$5,097
Cost of goods sold	—	—	—	2,032	—	2,032
Gross profit	—	—	—	3,065	—	3,065
Selling, general and administrative expenses	67	—	1	1,584	—	1,652
Research and development expenses	—	—	—	233	—	233
Restructuring charges, net	—	—	—	62	—	62
Operating (loss) income	(67)	—	(1)	1,186	—	1,118
Interest expense	—	—	(103)	1	—	(102)
Interest income	—	—	—	5	—	5
Other income	—	—	—	18	—	18
Equity in net income of subsidiaries	1,174	1,177	966	—	(3,317)	—
Intercompany interest and fees	(181)	(3)	315	(131)	—	—
Income from continuing operations before income taxes	926	1,174	1,177	1,079	(3,317)	1,039
Income tax (benefit) expense	(6)	—	—	209	—	203
Income from continuing operations	932	1,174	1,177	870	(3,317)	836
Income from discontinued operations, net of income taxes	—	—	—	96	—	96
Net income	932	1,174	1,177	966	(3,317)	932
Other comprehensive loss from continuing operations, net of income taxes	(60)	(60)	(60)	(62)	182	(60)
Other comprehensive loss from discontinued operations, net of income taxes	(9)	(9)	(9)	(9)	27	(9)
Total comprehensive income	$863	$1,105	$1,108	$895	$(3,108)	$863

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 CONDENSED CONSOLIDATING BALANCE SHEET
At March 28, 2014
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$32	$1,146	$—	$1,178
Accounts receivable trade, net	—	—	—	1,552	—	1,552
Inventories	—	—	—	1,419	—	1,419
Intercompany receivable	18	60	—	24	(102)	—
Due from former parent and affiliate	—	—	—	355	—	355
Prepaid expenses and other current assets	5	—	—	870	—	875
Total current assets	23	60	32	5,366	(102)	5,379
Property, plant and equipment, net	1	—	—	2,032	—	2,033
Goodwill	—	—	—	8,752	—	8,752
Intangible assets, net	—	—	—	3,223	—	3,223
Due from former parent and affiliate	—	—	—	375	—	375
Investment in subsidiaries	8,052	7,900	12,350	—	(28,302)	—
Intercompany loans receivable	1,660	94	8,775	6,531	(17,060)	—
Other assets	—	—	25	720	—	745
Total Assets	$9,736	$8,054	$21,182	$26,999	$(45,464)	$20,507
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$4	$2	$—	$6
Accounts payable	4	—	—	507	—	511
Intercompany payable	24	—	—	78	(102)	—
Accrued and other current liabilities	145	—	84	1,243	—	1,472
Income taxes payable	—	—	—	654	—	654
Total current liabilities	173	—	88	2,484	(102)	2,643
Long-term debt	—	—	5,003	12	—	5,015
Income taxes payable	—	—	—	1,153	—	1,153
Guaranteed contingent tax liabilities	—	—	—	550	—	550
Intercompany loans payable	—	2	8,191	8,867	(17,060)	—
Other liabilities	1	—	—	1,523	—	1,524
Total Liabilities	174	2	13,282	14,589	(17,162)	10,885
Redeemable noncontrolling interest	—	—	—	60	—	60
Shareholders’ Equity	9,562	8,052	7,900	12,350	(28,302)	9,562
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$9,736	$8,054	$21,182	$26,999	$(45,464)	$20,507

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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended March 28, 2014
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(51)	$(1)	$195	$849	$—	$992
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(153)	—	(153)
Acquisitions, net of cash acquired	—	—	—	(1,217)	—	(1,217)
Divestiture	—	—	—	231	—	231
Sale of investments	—	—	—	57	—	57
Net increase in intercompany loans	—	—	(440)	—	440	—
Increase in investment in subsidiary	—	—	(491)	—	491	—
Other	—	—	—	(7)	—	(7)
Net cash used in investing activities	—	—	(931)	(1,089)	931	(1,089)
Cash Flows From Financing Activities:
Dividends paid	(289)	—	—	—	—	(289)
Repurchase of shares	(393)	—	—	—	—	(393)
Proceeds from exercise of share options	111	—	—	—	—	111
Payment of contingent consideration	—	—	—	(15)	—	(15)
Net intercompany loan borrowings	428	1	—	11	(440)	—
Intercompany dividend received (paid)	—	—	289	(289)	—	—
Capital contribution	—	—	—	491	(491)	—
Other	194	—	—	(185)	—	9
Net cash provided by (used in) financing activities	51	1	289	13	(931)	(577)
Effect of currency rate changes on cash	—	—	—	(16)	—	(16)
Net decrease in cash and cash equivalents	—	—	(447)	(243)	—	(690)
Cash and cash equivalents at beginning of period	—	—	479	1,389	—	1,868
Cash and cash equivalents at end of period	$—	$—	$32	$1,146	$—	$1,178

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended March 29, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(78)	$(8)	$207	$686	$—	$807
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(241)	—	(241)
Acquisitions, net of cash acquired	—	—	—	(238)	—	(238)
Sale of investments	—	—	—	13	—	13
Net increase in intercompany loans	—	—	(234)	—	234	—
Other	—	—	—	(5)	—	(5)
Net cash used in investing activities	—	—	(234)	(471)	234	(471)
Cash Flows From Financing Activities:
Net issuance of commercial paper	—	—	40	—	—	40
Dividends paid	(246)	—	—	—	—	(246)
Repurchase of shares	(459)	—	—	—	—	(459)
Proceeds from exercise of share options	175	—	—	—	—	175
Payment of contingent consideration	—	—	—	(17)	—	(17)
Net intercompany loan borrowings	422	8	—	(196)	(234)	—
Intercompany dividend received (paid)	—	—	13	(13)	—	—
Other	186	—	—	(166)	—	20
Net cash provided by (used in) financing activities	78	8	53	(392)	(234)	(487)
Effect of currency rate changes on cash	—	—	—	(32)	—	(32)
Net increase (decrease) in cash and cash equivalents	—	—	26	(209)	—	(183)
Cash and cash equivalents at beginning of period	—	—	404	1,462	—	1,866
Cash and cash equivalents at end of period	$—	$—	$430	$1,253	$—	$1,683

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Effective October 1, 2013, we realigned our operating segments such that our Medical Supplies business in Western Europe is now managed by our Medical Devices segment. Integrating these businesses allows us to better utilize internal resources and achieve cost synergies. In addition, certain costs that were previously included in corporate expense, primarily information technology and certain shared service costs, are now reflected in our reportable segments, consistent with the way in which management measures and evaluates segment performance. Following this realignment, our reportable segments are as follows:

•
Medical Devices includes worldwide sales of the following products: advanced and general surgical solutions; peripheral vascular and neurovascular therapies; patient monitoring products; and airway and ventilation products. It also includes sales of the following products outside the United States: nursing care; medical surgical; SharpSafetyTM and original equipment manufacturer (OEM).

•	U.S. Medical Supplies includes sales of the following products in the United States: nursing care; medical surgical; SharpSafetyTM and OEM.
We are also reporting our geographic sales primarily based on customer location rather than the location of the selling entity. We have restated prior period segment and geographic information to conform to the current year presentation.
Environmental Charge
We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The most significant of these liabilities pertains to a site in Orrington, Maine. Following a court decision affirming a compliance order issued by the Maine Board of Environmental Protection, we recorded a $65 million charge for the estimated incremental costs of implementing the compliance order. This charge is included within selling, general and administrative expenses in the consolidated statements of income for both the quarter and six months ended March 28, 2014. Note 15 to our condensed consolidated financial statements provides additional information regarding this environmental matter.

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
During the first quarter of fiscal 2014, we determined that the post-market clinical trial associated with the radiofrequency energy-based renal denervation device (RF Device) to treat hypertension would not be successfully completed within the required timeframe. Accordingly, we reversed the $20 million contingent consideration liability associated with the achievement of this milestone. In addition, as a result of our decision to exit our renal denervation program, we reversed $6 million of contingent consideration liabilities that were primarily associated with the achievement of sales targets for the RF Device. During the second quarter of fiscal 2014, we recorded additional charges associated with exiting our renal denervation program, the amount of which was insignificant and primarily related to employee severance and benefits costs included in restructuring and related charges, net in the consolidated statement of income.
Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, was enacted into law in the United States. This legislation imposes a 2.3% excise tax on the sale in the United States of certain medical devices by a manufacturer, producer or importer of such devices starting after December 31, 2012. We estimate that the medical device tax will be between $60 and $65 million in fiscal 2014. During the quarter and six months ended March 28, 2014, our medical device tax was $15 million and $31 million, respectively. During both the quarter and six months ended March 29, 2013, our medical device tax was $18 million.
Acquisitions
During the first six months of fiscal 2014, we acquired:

•	Given Imaging Ltd.—a developer of gastrointestinal medical devices, for cash of $1.033 billion ($925 million, net of cash acquired);

•
New Wave Surgical Corporation—a manufacturer of an endoscopic visualization system for use during laparoscopic procedures, for total consideration of $114 million ($113 million, net of cash acquired), comprised of cash of $111 million ($110 million, net of cash acquired) and debt assumed of $3 million, which was subsequently repaid;

•	WEM Equipamentos Electrônicos Ltda.—a manufacturer of electrosurgical generators, disposables and accessories in Brazil, for cash of $54 million;

•
65% of Changzhou Kangdi Medical Stapler Co., Ltd. (Kangdi)—a manufacturer of open stapler products in China, for cash of $39 million ($36 million, net of cash acquired). In addition, we have the option to purchase the remaining shares of Kangdi, and the noncontrolling shareholders have the option to sell their shares to us, in fiscal 2019, or earlier if certain revenue targets are achieved. The price we would have to pay for the remaining shares of Kangdi is between $60 million and $96 million;

•
Three other businesses for total consideration of $128 million ($126 million, net of cash acquired), comprised of upfront cash payments totaling $94 million ($92 million, net of cash acquired); debt assumed of $1 million, which was subsequently repaid; and the fair value of contingent consideration of $33 million. The contingent consideration, which could total a maximum of $192 million, consists of milestone payments related to the achievement of sales targets.

Divestiture
In January 2014, we sold our biosurgery sealant product line within our Medical Devices segment because it was not aligned with our long-term strategic objectives. In connection with this transaction, we received $231 million in cash and recorded a pre-tax gain of $111 million. In addition, we may receive up to $30 million, contingent upon the achievement of certain performance measures. This product line generated approximately $65 million of sales in fiscal 2013.
Restructuring Initiatives
In fiscal 2013, we launched a restructuring program designed to improve our cost structure. This program includes actions across our segments and corporate. Such actions include, among other things, reducing corporate expenses, expanding the use of shared services in low-cost locations, outsourcing services where appropriate, streamlining our organizational structure, consolidating manufacturing locations, consolidating and optimizing distribution centers and expanding low-cost country sourcing. We expect to incur aggregate charges between $350 million and $450 million associated with these actions, of which approximately $100 million is estimated to be non-cash charges associated with facility closures. The remaining amount is expected to relate primarily to severance and termination costs, which we plan to fund using cash generated from operations. These charges, which are recorded as the specific actions required to execute on these initiatives are identified and approved, are expected to be incurred through fiscal 2018. Management is targeting savings from this program of $250 million to $300 million on an annualized basis once the program is completed. As of March 28, 2014, we had incurred $87 million of net restructuring and related charges under this program since its inception. This program excludes restructuring actions associated with acquisitions.
In fiscal 2011, we launched a $275 million restructuring program designed to improve our cost structure. This program includes actions across our segments and corporate and excludes restructuring actions associated with acquisitions. Charges totaling approximately $50 million recorded under this program by our former Pharmaceuticals segment have been reclassified to discontinued operations. Accordingly, aggregate charges of approximately $225 million are expected to relate to our continuing operations. These charges, which are recorded as the specific actions required to execute on these initiatives are identified and approved, are expected to be incurred by the end of fiscal 2015. Savings from this program are estimated to be approximately $205 million on an annualized basis once the program is completed. As of March 28, 2014, we had incurred $172 million of net restructuring and related charges under this program since its inception. Additional information regarding restructuring and related charges is provided in “Results of Operations—Restructuring and related charges, net” and note 5 to our condensed consolidated financial statements.
Results of Operations
Quarters and Six Months Ended March 28, 2014 and March 29, 2013
Net sales
Net sales by reportable segment were as follows:

	Quarter Ended					Six Months Ended
(Dollars in Millions)	March 28, 2014	March 29, 2013	Percent change	Currency impact	Operational growth (1)	March 28, 2014	March 29, 2013	Percent change	Currency impact	Operational growth (1)
Medical Devices	$2,199	$2,143	3%	(1)%	4%	$4,450	$4,325	3%	(2)%	5%
U.S. Medical Supplies	399	387	3%	—%	3%	787	772	2%	—%	2%
Total Covidien	$2,598	$2,530	3%	(1)%	4%	$5,237	$5,097	3%	(2)%	5%

(1)
Operational growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.”

Net sales in the second quarter of fiscal 2014 increased $68 million, or 3%, to $2.598 billion, compared with $2.530 billion in the second quarter of fiscal 2013. Net sales for the first six months of fiscal 2014 increased $140 million, or 3%, to $5.237 billion, compared with $5.097 billion in the first six months of fiscal 2013. The increases in net sales for both periods were driven by increased sales volume and product mix, partially offset by the unfavorable impact of currency exchange fluctuations of $40 million and $97 million in the second quarter and first six months of fiscal 2014, respectively, and the impact of pricing pressure. The primary exchange rate movement that negatively impacted our consolidated net sales growth for both the second quarter and first six months of fiscal 2014 was the U.S. dollar compared to the Japanese yen. The increases in net sales for our Medical Devices segment in both the second quarter and first six months of fiscal 2014 was primarily a result of increased sales of our Surgical Solutions product group, specifically Advanced Surgical products. During the second quarter of fiscal 2014, the increase in sales for our U.S. Medical Supplies segment primarily resulted from increased sales of our U.S. Patient Care products, specifically SharpSafetyTM products. During the first six months of fiscal 2014, the increase in sales for our U.S. Medical Supplies segment primarily resulted from increased sales of U.S. Nursing Care products, primarily enteral feeding and incontinence products.
Net sales by major product line were as follows:

	Quarter Ended					Six Months Ended
(Dollars in Millions)	March 28, 2014	March 29, 2013	Percent change	Currency impact	Operational growth (1)	March 28, 2014	March 29, 2013	Percent change	Currency impact	Operational growth (1)
Advanced Surgical	$835	$774	8%	(1)%	9%	$1,688	$1,564	8%	(2)%	10%
General Surgical	378	392	(4)	(2)	(2)	786	796	(1)	(2)	1
Surgical Solutions	1,213	1,166	4	(2)	6	2,474	2,360	5	(2)	7
Peripheral Vascular	298	295	1	(2)	3	613	605	1	(3)	4
Neurovascular	111	111	—	—	—	221	217	2	—	2
Vascular Therapies	409	406	1	(1)	2	834	822	1	(3)	4
Patient Monitoring	258	250	3	(1)	4	508	491	3	(2)	5
Airway & Ventilation	190	191	(1)	(3)	2	372	387	(4)	(3)	(1)
Nursing Care	258	254	2	(1)	3	517	508	2	(2)	4
Patient Care	270	263	3	(1)	4	532	529	1	—	1
Respiratory and Patient Care	976	958	2	(1)	3	1,929	1,915	1	(1)	2
Total Covidien	$2,598	$2,530	3	(1)	4	$5,237	$5,097	3	(2)	5

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
Sales of our Surgical Solutions product group increased $47 million, or 4%, to $1.213 billion in the second quarter of fiscal 2014, compared with $1.166 billion in the second quarter of fiscal 2013 and increased $114 million, or 5%, to $2.474 billion in the first six months of fiscal 2014, compared with $2.360 billion in the first six months of fiscal 2013. Unfavorable currency exchange decreased net sales by $20 million and $47 million in the second quarter and first six months of fiscal 2014, respectively. Excluding the impact of currency exchange, the sales increases for both the second quarter and first six months of fiscal 2014 were primarily attributable to stapling and vessel sealing products within Advanced Surgical. Sales growth of stapling products was primarily driven by sales of Tri-Staple™ reloads outside the United States, while sales growth for vessel sealing products was largely driven by product launches in prior years, including LigaSure™ Blunt Tip, LigaSure Impact™ and Sonicision™. In addition, Advanced Surgical benefited from the acquisition of Given Imaging in February 2014, which resulted in $18 million of sales in both the second quarter and first six months of fiscal 2014. Within General Surgical, sales decreased during the second quarter as increased sales of sutures were more than offset by the sale of our biosurgery sealant product line in January 2014. However, sales of General Surgical products increased during the first six months of fiscal 2014, as the impact of the biosurgery sealant divestiture was more than offset by increased sales of sutures and electrosurgery products.
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

Sales of our Vascular Therapies product group increased $3 million, or 1%, to $409 million in the second quarter of fiscal 2014, compared with $406 million in the second quarter of fiscal 2013. Unfavorable currency exchange fluctuations decreased net sales by $6 million. Excluding the impact of currency exchange, the increase in sales was primarily driven by compression products, and, to a lesser extent, procedural support products within Peripheral Vascular. For the second quarter of fiscal 2014, Neurovascular sales were level with the comparable prior year period, as a decrease in sales of access and delivery products was offset by slight increases in other neurovascular products.
Sales of our Vascular Therapies product group increased $12 million, or 1%, to $834 million in the first six months of fiscal 2014, compared with $822 million in the first six months of fiscal 2013. Unfavorable currency exchange fluctuations decreased net sales by $17 million in the first six months of fiscal 2014. Excluding the impact of currency exchange, the increase in sales primarily resulted from increased sales of Peripheral Vascular products, specifically chronic venous insufficiency and procedural support products, and, to a lesser extent, compression products. The increase in sales of Neurovascular products was primarily attributable to sales of coils and other Neurovascular products, partially offset by a decrease in sales of access and delivery products.
During the second quarter of fiscal 2014, we announced a voluntary recall to address an issue with certain lots of our Pipeline™ Embolization Device and Alligator™ Retrieval Device. We believe that we have identified a solution to the problem and are actively working with the U.S. Food and Drug Administration. The recall is expected to have a slight negative effect on our sales and earnings in the second half of fiscal 2014. However, the timing of obtaining regulatory approval to get the products back on the market is uncertain. If this process takes longer than expected, the delay could have a material effect on our results of operations for the fourth quarter of fiscal 2014.
Respiratory and Patient Care—Respiratory and Patient Care is comprised of the following:

•	Patient Monitoring, which includes sales of sensors, monitors and temperature management products.

•	Airway & Ventilation, which primarily includes sales of airway, ventilator and inhalation therapy products and breathing systems.

•	Nursing Care, which primarily includes sales of incontinence, enteral feeding, wound care, urology and suction products.

•
Patient Care, which includes sales of medical surgical products, such as operating room supply products and electrodes; OEM products, which are various medical supplies manufactured for other medical products companies; and SharpSafetyTM products, which includes needles, syringes and sharps disposal products.

Sales of our Respiratory and Patient Care product group increased $18 million to $976 million in the second quarter of fiscal 2014, compared with $958 million in the second quarter of fiscal 2013. Unfavorable currency exchange fluctuations decreased net sales by $14 million in the second quarter of fiscal 2014. Excluding the impact of currency exchange, the increase in sales during the second quarter of fiscal 2014 was attributable to increases across all major product lines, particularly Patient Monitoring, Patient Care and Nursing Care products. The increase in Patient Monitoring was principally attributable to increased sales of capnography and advanced parameter sensors. The increase in sales for Patient Care primarily resulted from increased sales of SharpSafetyTM products resulting from favorable pricing and a shortage of product in the market. Finally, the increase in sales for Nursing Care primarily resulted from a new incontinence product that we launched in the second half of fiscal 2013.
Sales of our Respiratory and Patient Care product group increased $14 million to $1.929 billion in the first six months of fiscal 2014, compared with $1.915 billion the first six months of fiscal 2013. Unfavorable currency exchange fluctuations decreased net sales by $33 million. The increase in sales of Respiratory and Patient Care products was primarily due Patient Monitoring and Nursing Care products. The increase in Patient Monitoring products primarily resulted from increased sales of capnography products and, to a lesser extent, advanced parameter sensors. The increase in Nursing Care products was mainly due to increased sales of enteral feeding products and, to a lesser extent, incontinence products. These increases were partially offset by an overall decrease in Airway and Ventilation products, primarily resulting from decreased sales of ventilators.

Net sales by geographic area, based primarily on the location of the customer, were as follows:

	Quarter Ended					Six Months Ended
(Dollars in Millions)	March 28, 2014	March 29, 2013	Percent change	Currency impact	Operational growth(1)	March 28, 2014	March 29, 2013	Percent change	Currency impact	Operational growth(1)
United States	$448	$439	2%	—%	2%	$927	$896	3%	—%	3%
Non-U.S. Developed Markets(2)	531	518	3	(1)	4	1,070	1,046	2	(3)	5
Emerging Markets(3)	234	209	12	(6)	18	477	418	14	(4)	18
Surgical Solutions	1,213	1,166	4	(2)	6	2,474	2,360	5	(2)	7
United States	226	225	—	—	—	463	456	2	—	2
Non-U.S. Developed Markets(2)	126	123	2	(3)	5	256	258	(1)	(5)	4
Emerging Markets(3)	57	58	(2)	(4)	2	115	108	6	(4)	10
Vascular Therapies	409	406	1	(1)	2	834	822	1	(3)	4
United States	603	593	2	—	2	1,194	1,174	2	—	2
Non-U.S. Developed Markets(2)	281	280	—	(3)	3	546	558	(2)	(4)	2
Emerging Markets(3)	92	85	8	(7)	15	189	183	3	(5)	8
Respiratory and Patient Care	976	958	2	(1)	3	1,929	1,915	1	(1)	2
United States	1,277	1,257	2	—	2	2,584	2,526	2	—	2
Non-U.S. Developed Markets(2)	938	921	2	(2)	4	1,872	1,862	1	(3)	4
Emerging Markets(3)	383	352	9	(5)	14	781	709	10	(4)	14
Total Covidien	$2,598	$2,530	3	(1)	4	$5,237	$5,097	3	(2)	5

(1)
Operational growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.”

(2)
Non-U.S. Developed Markets includes Western Europe, Japan, Canada, Australia and New Zealand. During the second quarter of both fiscal 2014 and 2013, sales to Japan represented 9% of total net sales. Sales to Japan represented 9% and 10% of total net sales in the first six months of fiscal 2014 and 2013, respectively.

(3)	Emerging Markets includes Eastern Europe, Middle East, Africa, Asia (excluding Japan) and Latin America.

Net sales in the United States increased $20 million, or 2%, during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013. The increase in sales during the second quarter of fiscal 2014 was primarily a result of increased sales of Respiratory and Patient Care and Surgical Solutions. The increase in sales for Respiratory and Patient Care was mainly due to increased sales of our SharpSafetyTM products, primarily a result of favorable pricing and a shortage of product in the market, and increased sales of incontinence products resulting from the launch of a new product in the second half of fiscal 2013. The increase in sales for Surgical Solutions primarily resulted from the acquisition of Given Imaging during the second quarter of fiscal 2014, partially offset by the impact of the divestiture of our biosurgery sealant product line.
Net sales in the United States increased $58 million, or 2%, during the first six months of fiscal 2014, compared with the first six months of fiscal 2013 due to increased sales of Surgical Solutions and Respiratory and Patient Care. Increased sales of Surgical Solutions primarily resulted from increased sales of vessel sealing products and the impact of the acquisition of Given Imaging, partially offset by the impact of the divestiture of our biosurgery sealant product line. The increase in sales for Respiratory and Patient Care was primarily due to increased sales of capnography, enteral feeding and incontinence products, partially offset by declines in monitors, ventilators and medical surgical products.
Net sales in Non-U.S. Developed Markets increased $17 million, or 2%, during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013 and increased $10 million, or 1%, during the first six months of fiscal 2014, compared with the first six months of fiscal 2013. Unfavorable currency exchange fluctuations decreased net sales by $20 million and $69 million in the second quarter and first six months of fiscal 2014, respectively. Excluding the impact of currency exchange, the increases in sales for both the second quarter and first six months of fiscal 2014 primarily related to increased sales of Surgical Solutions, namely stapling and vessel sealing products in Western Europe and Japan and, to a lesser extent, increased sales of sensors within Respiratory and Patient Care in Japan.

Net sales in Emerging Markets increased $31 million, or 9%, during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013. Unfavorable currency exchange fluctuations decreased net sales by $20 million in the second quarter of fiscal 2014. The increase in sales for the second quarter of fiscal 2014 was primarily attributable to Surgical Solutions and Respiratory and Patient Care. The Surgical Solutions sales growth primarily resulted from an increase in sales of stapling and vessel sealing products in Eastern Europe and Asia and, to a lesser extent, increased sales of sutures across all regions. The sales growth in Respiratory and Patient Care was primarily a result of increased sales of sensors across all regions, as well as increased sales of ventilators, in Latin America.
Net sales in Emerging Markets increased $72 million, or 10%, during the first six months of fiscal 2014, compared with the first six months of fiscal 2013. Unfavorable currency exchange fluctuations decreased net sales by $28 million in the first six months of fiscal 2014. This increase was due to growth among all product groups. The Surgical Solutions sales growth primarily resulted from an increase in sales of stapling and vessel sealing products in Eastern Europe and Asia and, to a lesser extent, increased sales of sutures across all regions. The sales growth in Respiratory and Patient Care was primarily a result of increased sales of sensors across all regions. Finally, the increase in sales of Vascular Therapies primarily related to increased sales of neurovascular stents and coils in Asia, partially offset by a decrease in sales of these products in Eastern Europe.
Operating Expenses
A summary of certain operating expenses were as follows:

	Quarter Ended				Six Months Ended
	March 28, 2014		March 29, 2013		March 28, 2014		March 29, 2013
(Dollars in Millions)	$ Amount	% of Net Sales	$ Amount	% of Net Sales	$ Amount	% of Net Sales	$ Amount	% of Net Sales
Cost of goods sold	$1,080	41.6%	$1,002	39.6%	$2,156	41.2%	$2,032	39.9%
Selling, general and administrative expenses	896	34.5	830	32.8	1,746	33.3	1,652	32.4
Research and development expenses	135	5.2	122	4.8	260	5.0	233	4.6
Cost of goods sold—Cost of goods sold was 41.6% and 39.6% of net sales in the second quarter of fiscal 2014 and 2013, respectively, and 41.2% and 39.9% of net sales in the first six months of fiscal 2014 and 2013, respectively. The increases in cost of goods sold as a percent of net sales during both current year periods primarily resulted from unfavorable currency exchange fluctuations, pricing pressure, and higher freight and warehousing costs. These increases were partially offset by increased sales volume and a more favorable product mix.
Selling, general and administrative expenses—Selling, general and administrative expenses in the second quarter of fiscal 2014 increased $66 million, or 8.0%, to $896 million, compared with $830 million in the second quarter of fiscal 2013. This increase was driven primarily by a $65 million environmental charge associated with a site located in Orrington, Maine and, to a lesser extent, sales force expansion. As part of our strategy, we continue to focus on growing our sales and marketing presence in Emerging Markets. These increases in selling, general and administrative expenses were partially offset by the impact of cost savings initiatives. As a percentage of our net sales, selling, general and administrative expenses were 34.5% for the second quarter of fiscal 2014, compared with 32.8% for the second quarter of fiscal 2013.
Selling, general and administrative expenses increased $94 million, or 5.7%, to $1.746 billion in the first six months of fiscal 2014, compared with $1.652 billion in the first six months of fiscal 2013. This increase was largely attributable to the $65 million environmental charge discussed above; sales force expansion, primarily in Emerging Markets; charges incurred in connection with the discontinuance of our renal denervation program; and the medical device tax, which became effective for us in the second quarter of fiscal 2013. These increases in selling, general and administrative expenses were partially offset by cost savings initiatives and the reversal of contingent consideration liabilities associated with the fiscal 2012 acquisition of Maya Medical. As a percentage of our net sales, selling, general and administrative expenses were 33.3% for the first six months of fiscal 2014, compared with 32.4% for the first six months of fiscal 2013.
Research and development expenses—Research and development expenses increased $13 million, or 10.7%, to $135 million in the second quarter of fiscal 2014, compared with $122 million in the second quarter of fiscal 2013 and increased $27 million, or 11.6% to $260 million in the first six months of fiscal 2014, compared to $233 million in the first six months of fiscal 2013. These increases primarily resulted from additional spending on drug coated balloon treatment for peripheral arterial disease. Additional spending resulting from acquisitions also contributed to the increase during the second quarter of fiscal 2014. As a percentage of our net sales, research and development expenses were 5.2% and 5.0% for the second quarter and first six months of fiscal 2014, respectively, compared with 4.8% and 4.6% for the second quarter and first six months of fiscal 2013, respectively.

Restructuring and related charges, net—During the second quarter of fiscal 2014, we recorded net restructuring and related charges of $17 million, of which charges of $1 million related to accelerated depreciation and were included in cost of goods sold. The remaining $16 million primarily related to severance and employee benefit costs incurred as a result of acquisitions and, to a lesser extent, costs incurred under our 2013 program related to reorganizing our European operations.
During the first six months of fiscal 2014, we recorded net restructuring and related charges of $76 million, of which charges of $3 million related to accelerated depreciation and were included in cost of goods sold. The remaining $73 million primarily related to severance and employee benefit costs incurred under our 2013 program related to reorganizing our European operations and, to a lesser extent, costs incurred as a result of acquisitions.
During the second quarter and first six months of fiscal 2013, we recorded net restructuring and related charges of $55 million and $63 million, respectively, of which charges of $1 million in both periods related to accelerated depreciation and were included in cost of goods sold. The remaining $54 million and $62 million for the second quarter and first six months of fiscal 2013, respectively, primarily related to severance and employee benefit costs incurred under our 2011 program.
Segment Operating Income
Refer to note 2 for a summary of financial results by segment. The following is a summary of significant factors impacting segment financial results.
Medical Devices—Operating income for the second quarter of fiscal 2014 decreased $9 million to $618 million, compared with $627 million in the second quarter of fiscal 2013. Operating margin was 28.1% for the second quarter of fiscal 2014, compared with 29.3% for the second quarter of fiscal 2013. The decrease in operating income and margin primarily resulted from pricing pressure and investments in sales force expansion in Emerging Markets. These decreases were partially offset by the favorable sales performance of the segment, as discussed under “Net Sales,” and cost savings initiatives.
Operating income for the first six months of fiscal 2014 increased $7 million to $1.268 billion, compared with $1.261 billion in the first six months of fiscal 2013. Operating margin was 28.5% for the first six months of fiscal 2014, compared with 29.2% for the first six months of fiscal 2013. The increase in operating income was primarily attributable to increased gross profit on the favorable sales performance for the segment, which is discussed under “Net Sales,” and the positive impact of cost savings initiatives. These increases to operating income were partially offset by increases in selling and marketing expenses resulting from sales force expansion, primarily in Emerging Markets, and increased research and development spending, primarily related to drug coated balloon treatment for peripheral arterial disease. The increases in operating expenses, as well as pricing pressure, resulted in a decrease in operating margin for the segment.
U.S. Medical Supplies—Operating income for the second quarter of fiscal 2014 decreased $3 million to $39 million, compared with $42 million in the second quarter of fiscal 2013. Operating margin was 9.8% for the second quarter of fiscal 2014, compared with 10.9% for the second quarter of fiscal 2013. The decreases in operating income and margin primarily resulted from increased manufacturing costs, including freight and warehousing, partially offset by the favorable sales performance for the overall segment discussed under “Net Sales.”
Operating income for the first six months of fiscal 2014 decreased $15 million to $78 million, compared with $93 million in the first six months of fiscal 2013. Operating margin was 9.9% for the first six months of fiscal 2014, compared with 12.0% for the first six months of fiscal 2013. The decreases in operating income and margin primarily resulted from increased manufacturing costs, including freight and warehousing, and the medical device tax, which was not effective for us until the second quarter of fiscal 2013. These decreases were partially offset by the favorable sales performance for the overall segment discussed under “Net Sales.”
Corporate—Corporate expenses were $97 million and $98 million for the second quarter of fiscal 2014 and 2013, respectively, and $187 million and $179 million for the first six months of fiscal 2014 and 2013, respectively. The increase in corporate expenses during the first six months of fiscal 2014 was primarily due to increased costs associated with employee compensation programs and legal fees.

Non-Operating Items
Interest Expense and Interest Income—During the second quarter of fiscal 2014 and 2013, interest expense was $54 million and $51 million, respectively. Interest expense was $107 million and $102 million for the first six months of fiscal 2014 and 2013, respectively. Subsequent to the end of the quarter, we entered into interest rate swaps on $500 million principal amount of our 3.20% senior notes due 2022 and $500 million principal amount of our 2.95% senior notes due 2023. Based on interest rates as of the end of the second quarter of fiscal 2014, we expect our interest expense to decrease approximately $20 million annually over the remaining life of the debt as a result of entering into these swap contracts.
During the second quarter of fiscal 2014 and 2013, interest income was $6 million and $2 million, respectively. Interest income was $8 million and $5 million for the first six months of fiscal 2014 and 2013, respectively. The increases in interest income for both the quarter and first six months of fiscal 2014, compared to the same prior year periods resulted from the favorable impact of interest on previously collected receivables.
Other Income, Net—During the second quarter and first six months of fiscal 2014, we recorded other income, net of $67 million and $100 million, respectively. These amounts included income resulting from increases to our receivable from Tyco International Ltd. and TE Connectivity Ltd. of $62 million and $94 million during the quarter and six months ended March 28, 2014, respectively. This income primarily reflects 58% of the interest and other income taxes payable amounts recorded that are subject to the Tyco tax sharing agreement. The $94 million for the first six months of fiscal 2014 also included $25 million of income for our portion of Tyco International’s settlement of contract claims under a 2002 tax agreement with CIT Group Inc., a former subsidiary of Tyco International.
During the second quarter and first six months of fiscal 2013, we recorded other income, net of $17 million and $18 million, respectively. The amounts for both fiscal 2013 periods include a $9 million gain on investments and a $4 million gain resulting from the demutualization of an insurance carrier. In addition, other income, net for the second quarter and first six months of fiscal 2013 include income of $4 million and $5 million, respectively, and corresponding increases to our receivable from Tyco International and TE Connectivity. These amounts reflect 58% of the interest and other income taxes payable amounts recorded that are subject to the Tyco tax sharing agreement.
Income Tax Expense—Income tax expense was $160 million and $110 million on income from continuing operations before income taxes of $601 million and $490 million for the second quarter of fiscal 2014 and 2013, respectively. This resulted in effective tax rates of 26.6% and 22.4% for the second quarter of fiscal 2014 and 2013, respectively. The increase in our effective tax rate for the second quarter of fiscal 2014, compared with the comparative prior year period, primarily resulted from charges recorded in connection with the potential settlement of certain tax matters within the 2005 through 2007 audit cycle. This increase was somewhat offset by taxable gains generated in the second quarter of fiscal 2013 in connection with the restructuring of legal entities in advance of the separation of our Pharmaceuticals business.
Income tax expense was $275 million and $203 million on income from continuing operations before income taxes of $1.114 billion and $1.039 billion for the first six months of fiscal 2014 and 2013, respectively. This resulted in effective tax rates of 24.7% and 19.5% for the first six months of fiscal 2014 and 2013, respectively. The increase in our effective tax rate for the first six months of fiscal 2014, compared with the comparative prior year period, primarily resulted from the potential settlement of certain tax matters within the 2005 through 2009 audit cycles and the tax charge associated with the exit of our OneShot™ renal denervation program. This increase was somewhat offset by taxable gains generated in the first six months of fiscal 2013 in connection with the restructuring of legal entities in advance of the separation of our Pharmaceuticals business.
Discontinued Operations—During fiscal 2013, we completed the separation of our Pharmaceuticals business into a separate, stand alone publicly traded company, Mallinckrodt plc (the 2013 separation). The historical results of operations of our former Pharmaceuticals business have been presented as discontinued operations in the prior year condensed consolidated statements of income and comprehensive income. Discontinued operations include the results of Mallinckrodt’s business except for certain corporate overhead costs and other allocations, which remain in continuing operations. Discontinued operations also include costs we incurred to separate Mallinckrodt. The prior year statement of cash flows has not been adjusted to reflect the effect of the 2013 separation.

Net sales and income from Mallinckrodt’s operations and adjustments to the loss recorded on prior dispositions were as follows:

(Dollars in Millions)	Quarter Ended March 29, 2013	Six Months Ended March 29, 2013
Net sales	$573	$1,062
Income from operations, net of tax expense of $14 and $38(1)	$61	$98
Loss on dispositions, net of tax benefit of $— and $—	(2)	(2)
Income from discontinued operations, net of income taxes	$59	$96

(1) Includes pre-tax charges incurred in connection with the activities taken to complete the 2013 separation and to build out Mallinckrodt’s corporate infrastructure totaling $36 million and $55 million for the quarter and six months ended March 29, 2013, respectively.
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
A summary of our cash flows from operating, investing and financing activities is provided in the following table:

	Six Months Ended
(Dollars in Millions)	March 28, 2014	March 29, 2013
Net cash provided by (used in):
Operating activities	$992	$807
Investing activities	(1,089)	(471)
Financing activities	(577)	(487)
Effect of currency exchange rate changes on cash and cash equivalents	(16)	(32)
Net decrease in cash and cash equivalents	$(690)	$(183)
Operating Activities
Net cash provided by operating activities of $992 million for the first six months of fiscal 2014 was primarily attributable to net income, as adjusted for depreciation, amortization and net gain on divestiture, partially offset by a working capital outflow of $83 million. A decrease in accrued and other liabilities of $100 million, largely driven by the annual payout of cash bonuses for performance in the prior fiscal year, partially offset by an increase in environmental reserves, contributed to the working capital outflow. A $96 million decrease in other working capital, primarily resulting from a $62 million increase in our receivable from Tyco International and TE Connectivity, also contributed to the outflow. These working capital outflows were partially offset by an increase in income taxes payable of $150 million. The increase in accounts receivable resulting from increased sales was offset by collections of $115 million from the Spanish government in February 2014, which related to invoices issued prior to June 2013.
Net cash provided by operating activities of $807 million for the first six months of fiscal 2013 was primarily attributable to net income, as adjusted for depreciation and amortization, partially offset by a working capital outflow of $604 million. The working capital outflow was primarily attributable to a decrease in accrued and other liabilities of $233 million, an increase in accounts receivable of $171 million and an increase in inventory of $92 million. The decrease in accrued and other liabilities was largely driven by the annual payout of cash bonuses for performance in the prior fiscal year and the $50 million voluntary contribution we made to our pension plans during the first six months of fiscal 2013.
Investing Activities
Net cash used in investing activities was $1.089 billion and $471 million for the first six months of fiscal 2014 and 2013, respectively.
Acquisitions and Divestiture—During the first six months of fiscal 2014, we paid cash of $1.217 billion to acquire seven businesses, of which $925 million was for the acquisition of Given Imaging. In addition, during the first six months of fiscal 2014, we received cash of $231 million for the sale of our biosurgery sealant product line.
During the first six months of fiscal 2013, we paid cash of $238 million for acquisitions, $100 million of which was for the acquisition of CV Ingenuity; $88 million of which was for the acquisition of CNS Therapeutics, Inc., which was acquired by our former Pharmaceuticals segment; and $50 million of which was for the acquisition of Nfocus Neuromedical, Inc.
Capital Spending—Capital expenditures were $153 million and $241 million for the first six months of fiscal 2014 and 2013, respectively. This decrease was primarily due to the 2013 separation. For the full year fiscal 2014, we expect capital expenditures to be in the range of $375 million to $400 million, which we expect to fund using cash generated from operations.
Financing Activities
Net cash used in financing activities was $577 million and $487 million for the first six months of fiscal 2014 and 2013, respectively.
Debt Issuances—During the first six months of fiscal 2013, we received net proceeds of $40 million from the issuance of commercial paper.
Dividend Payments—Dividend payments were $289 million during the first six months of fiscal 2014, compared with $246 million during the first six months of fiscal 2013.
Share Repurchases and Option Exercises—We repurchased approximately 5.6 million shares for $378 million during the first six months of fiscal 2014 and approximately 7.5 million shares for $450 million during the first six months of fiscal 2013 under our share buyback program. We also repurchased shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and to settle certain option exercises. We spent $15 million and $9 million to acquire shares in connection with these equity-based awards during the first six months of fiscal 2014 and 2013, respectively. Share repurchases were somewhat offset by proceeds from option exercises of $111 million and $175 million during the first six months of fiscal 2014 and 2013, respectively.
Free Cash Flow
We returned 69% and 87% of our operating cash flow to shareholders during the first six months of fiscal 2014 and 2013, respectively, through a combination of both dividend payments and share repurchases. Free cash flow returned to shareholders was 81% and 125% for the first six months of fiscal 2014 and 2013, respectively.
Free cash flow was $839 million for the first six months of fiscal 2014, compared with $566 million for the first six months of fiscal 2013. The $273 million increase in free cash flow primarily resulted from a decrease in capital expenditures of $88 million and a decrease in income taxes paid, net of refunds of approximately $90 million. In addition, we made a $50 million voluntary contribution to our pension plans during the prior period. In the next 12 months, we expect to make a net payment of approximately $320 million related to pre-separation tax matters under the Tyco tax sharing agreement for the anticipated settlement of the 2005 through 2007 audit cycles discussed under “Commitments and Contingencies—Income Taxes.”
Free cash flow is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.” Reconciliations between net cash provided by operating activities (the most comparable U.S. GAAP measure) and free cash flow are as follows:

	Six Months Ended
(Dollars in Millions)	March 28, 2014	March 29, 2013
Net cash provided by operating activities	$992	$807
Capital expenditures	(153)	(241)
Free cash flow	$839	$566
Capitalization
Shareholders’ equity was $9.562 billion at March 28, 2014, compared with $9.242 billion at September 27, 2013. The increase in shareholders’ equity was primarily due to net income of $839 million, partially offset by share repurchases of $393 million and dividends declared of $289 million.
The following table contains several key measures to gauge our financial condition and liquidity at the end of each period:

(Dollars in Millions)	March 28, 2014	September 27, 2013
Cash and cash equivalents	$1,178	$1,868
Current maturities of long-term debt	6	11
Long-term debt	5,015	5,018
Total debt	5,021	5,029
Shareholders’ equity	9,562	9,242
Debt-to-total capital ratio	34%	35%
As of March 28, 2014, our cash and cash equivalents were held principally in subsidiaries which are located throughout the world. Under current laws, substantially all of these amounts can be repatriated to our Luxembourg subsidiary, Covidien International Finance S.A., which is the obligor of substantially all of our debt, and to our Irish parent company; however, the repatriation of these amounts could subject us to additional tax costs. We provide for tax liabilities in our financial statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested outside of Ireland. Our current plans do not demonstrate a need to repatriate earnings that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.
We have a $1.50 billion five-year unsecured senior revolving credit facility, which expires in August 2016. In addition, we may increase this facility by up to $500 million to a maximum of $2.00 billion provided certain borrowing conditions are met. We are required to maintain an available unused balance under our $1.50 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. We had no commercial paper outstanding at March 28, 2014 and September 27, 2013. In addition, no amount was outstanding under our credit facility at the end of either period.
Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.
Dividends
On January 16, 2014, the board of directors declared a quarterly cash dividend of $0.32 per share, which was paid during the second quarter of fiscal 2014. Dividend payments totaled $289 million for the first six months of fiscal 2014.
On March 19, 2014, the board of directors declared a quarterly cash dividend of $0.32 per share to shareholders of record at the close of business on April 7, 2014. The dividend is payable on May 5, 2014.
Commitments and Contingencies
Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, products liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, as described in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Further information regarding our legal proceedings is provided in note 15 to our condensed consolidated financial statements and in Part II, Item 1 of this Quarterly Report.
Guarantees
In connection with our 2007 separation from Tyco International and TE Connectivity, we entered into guarantee commitments and indemnifications with Tyco International and TE Connectivity related to certain contingent tax liabilities. Current and non-current liabilities totaling $589 million relating to these guarantees were included on our condensed consolidated balance sheet at March 28, 2014, a substantial portion of which is classified as non-current.
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
Off-Balance Sheet Arrangements
As of March 28, 2014, we had various outstanding letters of credit and guarantee and surety bonds totaling $193 million, none of which were individually significant.
Income Taxes
At March 28, 2014, we are the primary obligor to the taxing authorities for $1.807 billion of tax liabilities that are recorded on our condensed consolidated balance sheet, of which $1.477 billion relates to periods prior to our 2007 separation from Tyco International and is shared with Tyco International and TE Connectivity pursuant to the Tyco tax sharing agreement. However, the actual amounts that we may be required to ultimately accrue or pay under the Tyco tax sharing agreement could vary depending upon the outcome of the unresolved tax matters, some of which may not be resolved for several years.
The Internal Revenue Service (IRS) has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect our income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. With respect to the outstanding issue that remains in dispute, on June 20, 2013, we were advised by Tyco International that it had received Notices of Deficiency from the IRS asserting that several of Tyco International’s former U.S. subsidiaries owe additional taxes of $914 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco International and its subsidiaries as they existed at that time. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position is ultimately proved correct. The IRS has asserted in the Notices of Deficiency that substantially all of Tyco International’s intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on Tyco International’s U.S. income tax returns totaling approximately $3.0 billion. We strongly disagree with the IRS’s proposed adjustments. On July 22, 2013, Tyco International filed a petition with the U.S. Tax Court contesting the IRS assessment. We believe there are meritorious defenses for the tax filings in question, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
No payments with respect to these matters or any additional matters that may be raised by the U.S. Tax Court would be required until the dispute is definitively resolved, which could take several years. While we believe that the amounts recorded as non-current income taxes payable and guaranteed contingent tax liabilities related to these adjustments are adequate, the timing and outcome of such litigation is highly uncertain and could have a material adverse effect on our condensed consolidated financial statements. In particular, if the IRS is successful in asserting its claim, it would likely assert that approximately $6.6 billion of interest deductions with respect to Tyco International’s intercompany debt in subsequent time periods should also be disallowed.
Tyco International’s income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans that originated during 1997 through 2000. It is our understanding that Tyco International and the IRS expect to reach a written agreement during fiscal 2014 on all undisputed issues for the years 2001 through 2007.
In connection with the anticipated settlement of the 2005 through 2007 audit cycle, we estimate that we will be required to make a payment to the IRS in fiscal 2014 of $643 million. This amount is comprised of interest of $202 million, an adjustment for pre-2005 net operating loss utilization of $267 million and $174 million related to undisputed issues in the 2005 through 2007 audit cycle. This amount is included in current income taxes payable on our condensed consolidated balance sheet. However, pursuant to the Tyco tax sharing agreement, we estimate that we will receive reimbursement payments totaling $339 million from Tyco International and TE Connectivity, which are included in current due from former parent and affiliate. We will also be required to reimburse Tyco International and TE Connectivity for our portion of their settlements, which is estimated to be $17 million.
The resolution of tax matters arising from the 1997 through 2007 U.S. audits, non-U.S. audits and other settlements or statute of limitations expirations, could result in a significant change in our unrecognized tax benefits. We estimate that within the next 12 months, our uncertain tax positions, excluding interest, could decrease by as much as $341 million.
Pursuant to the terms of the Tyco tax sharing agreement, we have recorded a current and non-current receivable from Tyco International and TE Connectivity totaling $730 million as of March 28, 2014. This amount primarily reflects 58% of our contingent tax liabilities that are subject to the Tyco tax sharing agreement. If Tyco International and TE Connectivity default on their obligations to us under the Tyco tax sharing agreement, however, we would be liable for the entire amount of such liabilities. Additional information regarding the Tyco tax sharing agreement is provided in note 13 to our condensed consolidated financial statements.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents, derivative financial instruments and accounts receivable. We invest our excess cash in deposits or money market funds and diversify the concentration of cash among different financial institutions that have at least an A- credit rating. Counterparties to our derivative financial instruments are limited to major financial institutions with at least a Standard & Poor’s and Moody’s long-term debt rating of A-/A3. While we do not require collateral or other security to be furnished by the counterparties to our derivative financial instruments, we minimize exposure to credit risk by dealing with a diversified group of major financial institutions and actively monitoring outstanding positions.
Concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. A portion of our trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries that are subject to payment delays. Payment is dependent upon the financial stability of those countries’ national economies and the creditworthiness of those countries’ national governments. Deteriorating credit and economic conditions in parts of Western Europe, particularly in Spain, Italy and Portugal, may continue to increase the average length of time it takes us to collect our accounts receivable in certain regions within these countries. We routinely evaluate all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. While we have not incurred significant losses on government receivables, if the financial condition of customers or the countries’ healthcare systems continues to deteriorate such that their ability to make payments is uncertain, charges may be required in future periods.
Our aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy and Portugal and as a percent of our total accounts receivable at the end of each period were as follows:

(Dollars in Millions)	March 28, 2014	September 27, 2013
Accounts receivable, net in Spain, Italy and Portugal	$311	$406
Percentage of total accounts receivable, net	20%	27%

Net sales to customers in Spain, Italy and Portugal totaled $163 million and $165 million during the quarters ended March 28, 2014 and March 29, 2013, respectively. Net sales to customers in Spain, Italy and Portugal totaled $307 million and $309 million during the six months ended March 28, 2014 and March 29, 2013, respectively. Accounts receivable, net in Spain, Italy and Portugal over 365 days past due were $24 million and $54 million as of March 28, 2014 and September 27, 2013, respectively. In February 2014, we collected $115 million from the Spanish government, which related to invoices issued prior to June 2013.
Contingent Consideration
In connection with acquisitions, we may be required to pay future consideration that is contingent upon the achievement of certain milestones, such as revenue, regulatory or commercialization based milestones. As of the respective acquisition dates, we recorded contingent liabilities representing the estimated fair value of the contingent consideration we expected to pay. We remeasure these liabilities each reporting period and record changes in the fair value in our consolidated statements of income. Increases or decreases in the fair value of the contingent consideration liabilities can result from such things as changes in the timing, expected probability and/or amount of revenue estimates or changes in the expected probability and/or timing of achieving regulatory, commercialization or other milestones, as well as changes in discount rates and periods. During the first six months of fiscal 2014, we recorded income totaling $29 million for reductions in the fair value of contingent consideration liabilities, primarily associated with our fiscal 2012 acquisition of Maya Medical.
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
We believe that our accounting policies for revenue recognition, goodwill, other intangible assets, contingent consideration, other contingencies, pension benefits, guarantees and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013.
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
Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013 for a discussion of our exposures to market risk.
Subsequent to the end of the quarter, we entered into interest rate swaps under which we will receive a fixed amount of interest applicable to the underlying notes and pay a floating amount based upon the three-month U.S. dollar London interbank offered rate. Further information regarding these interest rate swaps is provided in note 18 to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report. There have been no other material changes in the information reported since the fiscal year ended September 27, 2013.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, products liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, as described in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013 and Quarterly Report on Form 10-Q for the quarter ended December 27, 2013. As previously reported, we are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The most significant of these liabilities pertains to a site in Orrington, Maine. Following a court decision affirming a compliance order issued by the Maine Board of Environmental Protection, we recorded a $65 million charge for the estimated incremental costs of implementing the compliance order. Further information regarding our legal proceedings is provided in note 15 to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information regarding Covidien’s purchases of ordinary shares during the second quarter of fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
12/28/13 – 01/24/14	—	$—	—	$1,878,753,425
01/25/14 – 02/28/14	1,161,600	$69.02	1,161,600	$1,798,580,398
03/01/14 – 03/28/14	—	$—	—	$1,798,580,398
The shares included in the table above were repurchased under the $3.0 billion share repurchase program that was approved by our board of directors on March 21, 2013.

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

101
The following materials from the Covidien plc Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

Date: May 1, 2014