Form 10-Q
period 2014-06-27
Covidien plc
filed 2014-07-30
CIK 1385187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 27, 2014
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
The number of ordinary shares outstanding as of July 29, 2014 was 451,756,512.

COVIDIEN PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Quarters and Nine Months Ended June 27, 2014 and June 28, 2013
(in millions, except per share data)

	Quarter Ended		Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net sales	$2,688	$2,578	$7,925	$7,675
Cost of goods sold	1,104	1,045	3,260	3,077
Gross profit	1,584	1,533	4,665	4,598
Selling, general and administrative expenses	1,034	853	2,780	2,505
Research and development expenses	137	129	397	362
Restructuring charges, net	43	9	116	71
Loss (gain) on divestiture, net	4	—	(107)	—
Operating income	366	542	1,479	1,660
Interest expense	(48)	(53)	(155)	(155)
Interest income	4	2	12	7
Other (expense) income, net	(14)	56	86	74
Income from continuing operations before income taxes	308	547	1,422	1,586
Income tax expense	2	147	277	350
Income from continuing operations	306	400	1,145	1,236
(Loss) income from discontinued operations, net of income taxes	—	(4)	—	92
Net income	$306	$396	$1,145	$1,328
Basic earnings per share:
Income from continuing operations	$0.68	$0.86	$2.54	$2.63
(Loss) income from discontinued operations	—	(0.01)	—	0.20
Net income	0.68	0.85	2.54	2.83
Diluted earnings per share:
Income from continuing operations	$0.67	$0.85	$2.51	$2.61
(Loss) income from discontinued operations	—	(0.01)	—	0.19
Net income	0.67	0.84	2.51	2.80
Weighted-average number of shares outstanding:
Basic	451	465	451	470
Diluted	455	469	455	474
Cash dividends declared per ordinary share	$—	$—	$0.64	$0.52

See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Quarters and Nine Months Ended June 27, 2014 and June 28, 2013
(in millions)

	Quarter Ended		Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net Income	$306	$396	$1,145	$1,328
Loss (income) from discontinued operations, net of income taxes	—	4	—	(92)
Income from continuing operations	306	400	1,145	1,236
Currency translation adjustments	13	(26)	(7)	(94)
Unrecognized (loss) gain on derivatives	(1)	3	—	6
Unrecognized gain on benefit plans	1	1	3	6
Other comprehensive income (loss) from continuing operations, net of income taxes	13	(22)	(4)	(82)
Comprehensive income from continuing operations, net of income taxes	319	378	1,141	1,154
Comprehensive (loss) income from discontinued operations, net of income taxes	—	(3)	—	84
Comprehensive income	$319	$375	$1,141	$1,238

See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
At June 27, 2014 and September 27, 2013
(in millions, except share data)

	June 27, 2014	September 27, 2013
Assets
Current Assets:
Cash and cash equivalents	$1,228	$1,868
Accounts receivable trade, less allowance for doubtful accounts of $40 and $38	1,558	1,526
Inventories	1,428	1,352
Due from former parent and affiliate	16	293
Prepaid expenses and other current assets (including $59 and $75 due from Mallinckrodt)	850	828
Total current assets	5,080	5,867
Property, plant and equipment, net	2,059	2,012
Goodwill	8,752	8,172
Intangible assets, net	3,175	2,687
Due from former parent and affiliate	345	375
Other assets	812	805
Total Assets	$20,223	$19,918

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$1,007	$11
Accounts payable	501	501
Accrued and other current liabilities (including $59 and $55 due to Mallinckrodt)	1,290	1,586
Income taxes payable	7	541
Total current liabilities	2,805	2,639
Long-term debt	4,042	5,018
Income taxes payable	1,097	1,147
Guaranteed contingent tax liabilities	556	571
Other liabilities	1,710	1,301
Total Liabilities	10,210	10,676
Commitments and contingencies (note 17)
Redeemable noncontrolling interest (note 18)	59	—
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 453,585,098 and 489,032,186 issued	90	97
Ordinary shares held in treasury at cost; 1,994,832 and 36,258,061	(136)	(2,210)
Additional paid-in capital	7,801	7,549
Retained earnings	1,911	3,514
Accumulated other comprehensive income	288	292
Total Shareholders’ Equity	9,954	9,242
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$20,223	$19,918
See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended June 27, 2014
(in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number	Par Value	Number	Amount
Balance at September 27, 2013	489	$97	(36)	$(2,210)	$7,549	$3,514	$292	$9,242
Net income	—	—	—	—	—	1,145	—	1,145
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(4)	(4)
Dividends declared	—	—	—	—	—	(289)	—	(289)
Repurchase of shares	—	—	(6)	(393)	—	—	—	(393)
Retirement of treasury shares	(40)	(8)	40	2,467	—	(2,459)	—	—
Share options exercised	4	1	—	—	175	—	—	176
Vesting of restricted shares	1	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	77	—	—	77
Balance at June 27, 2014	454	$90	(2)	$(136)	$7,801	$1,911	$288	$9,954

See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended June 27, 2014 and June 28, 2013
(in millions)

	Nine Months Ended
	June 27, 2014	June 28, 2013
Cash Flows From Operating Activities:
Net income	$1,145	$1,328
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	423	498
Gain on divestiture, net	(107)	—
Impairment of intangible assets	29	10
Equity-based compensation	77	80
Deferred income taxes	(74)	69
Provision for losses on accounts receivable and inventory	42	56
Other non-cash items	(10)	(31)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(1)	(243)
Inventories	(63)	(65)
Accounts payable	(18)	(17)
Income taxes	(537)	68
Accrued and other liabilities	54	(256)
Other	277	(110)
Net cash provided by operating activities	1,237	1,387
Cash Flows From Investing Activities:
Capital expenditures	(256)	(369)
Acquisitions, net of cash acquired	(1,219)	(248)
Acquisition of licenses and technology	—	(19)
Proceeds from divestiture, net	227	—
Sale of investments	59	27
Other	(8)	(5)
Net cash used in investing activities	(1,197)	(614)
Cash Flows From Financing Activities:
Net repayment of commercial paper	—	(185)
Issuance of debt	14	1,629
Repayment of debt	(12)	(504)
Dividends paid	(433)	(368)
Repurchase of shares	(393)	(1,082)
Proceeds from exercise of share options	150	206
Transfer of cash and cash equivalents to Mallinckrodt	—	(180)
Payment of contingent consideration	(21)	(17)
Other	28	29
Net cash used in financing activities	(667)	(472)
Effect of currency rate changes on cash	(13)	(48)
Net (decrease) increase in cash and cash equivalents	(640)	253
Cash and cash equivalents at beginning of period	1,868	1,866
Cash and cash equivalents at end of period	$1,228	$2,119
See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Basis of Presentation—The accompanying financial statements reflect the consolidated operations of Covidien plc, a company incorporated in Ireland, and its subsidiaries (Covidien or the Company). The unaudited condensed consolidated financial statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim results reported. The year-end balance sheet data was derived from audited consolidated financial statements. These financial statements do not include all of the annual disclosures required by U.S. GAAP; accordingly, they should be read in conjunction with the Company’s audited consolidated financial statements in its Current Report on Form 8-K filed on July 11, 2014.
2. Medtronic Transaction
On June 15, 2014, Covidien and Medtronic, Inc. announced that the companies have entered into a definitive agreement under which Medtronic has agreed to acquire Covidien in a cash-and-stock transaction. Under the agreement, each outstanding ordinary share of Covidien will be converted into the right to receive $35.19 in cash and 0.956 of an ordinary share of Medtronic plc (a newly formed Irish company). Cash will be paid in lieu of any fractional share amounts. The consummation of the transaction is subject to certain conditions, including the effectiveness of the registration statement filed in connection with the transaction and approvals by Medtronic and Covidien shareholders. In addition, the proposed transaction requires regulatory clearances in the United States, the European Union, China and certain other countries. The transaction is expected to close in the fourth calendar quarter of 2014 or early calendar 2015. If the transaction agreement is terminated under certain circumstances, Covidien may be obligated to reimburse certain expenses of Medtronic, in an amount up to approximately $429 million.
3. Segment and Geographic Data
Following the completion of the separation of the Company’s Pharmaceuticals business into a separate, stand alone publicly traded company, Mallinckrodt plc (the 2013 separation), the Company realigned its operating segments, effective October 1, 2013, such that the Medical Supplies business in Western Europe is now managed by the Medical Devices segment. Integrating these businesses allows Covidien to better utilize internal resources and achieve cost synergies. In addition, certain costs that were previously included in corporate expense, primarily information technology and certain shared service costs, are now reflected in the Company’s reportable segments, consistent with the way in which management measures and evaluates segment performance. Following this realignment, the Company’s reportable segments are as follows:

•
Medical Devices includes worldwide sales of the following products: advanced and general surgical solutions; peripheral vascular and neurovascular therapies; patient monitoring products; and airway and ventilation products. It also includes sales of the following products outside the United States: nursing care; medical surgical; SharpSafetyTM; and original equipment manufacturer (OEM).

•	U.S. Medical Supplies includes sales of the following products in the United States: nursing care; medical surgical; SharpSafetyTM; and OEM.
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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Management measures and evaluates the Company’s operating segments based on segment net sales and operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include net (charges) income associated with acquisitions; net (loss) gain on divestiture; net restructuring and related charges; certain legal and environmental charges; transaction costs associated with the Company’s definitive agreement to be acquired by Medtronic; and impairments and other charges associated with certain product discontinuances. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow.
The selected information by business segment presented below has been recast to reflect the changes noted above:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net sales(1) :
Medical Devices	$2,302	$2,189	$6,752	$6,514
U.S. Medical Supplies	386	389	1,173	1,161
Consolidated net sales	$2,688	$2,578	$7,925	$7,675
Segment operating income:
Medical Devices	$652	$610	$1,920	$1,871
U.S. Medical Supplies	47	39	125	132
Segment operating income	699	649	2,045	2,003
Unallocated amounts:
Corporate expenses	(90)	(95)	(277)	(274)
Net (charges) income associated with acquisitions(2)	(5)	(2)	(12)	4
(Loss) gain on divestiture, net (note 5)	(4)	—	107	—
Restructuring and related charges, net (note 6)	(45)	(10)	(121)	(73)
Legal and environmental charges (note 17)	(181)	—	(246)	—
Transaction costs(3)	(8)	—	(8)	—
Renal denervation charges, net(4)	—	—	(9)	—
Interest expense, net	(44)	(51)	(143)	(148)
Other (expense) income, net	(14)	56	86	74
Income from continuing operations before income taxes	$308	$547	$1,422	$1,586

(1)	Amounts represent sales to external customers. Intersegment sales are insignificant.

(2)
Current period amounts relate to acquisition-related transaction costs, including the sale of acquired inventory that had been written up to fair value upon the acquisition of businesses and an adjustment to contingent consideration. Prior period amounts relate to adjustments to contingent consideration.

(3)	Represents costs incurred in connection with the Company's definitive agreement to be acquired by Medtronic, which is discussed in note 2.

(4)
Represents charges incurred in connection with the Company’s decision to exit its OneShotTM renal denervation program totaling $35 million, the majority of which relates to the write-off of intangible assets, which is discussed in note 11. These charges were partially offset by income of $26 million resulting from the reversal of contingent consideration associated with the fiscal 2012 acquisition of Maya Medical, which is discussed in note 14.

Effective October 1, 2013, the Company changed its product revenue groupings and began reporting geographic sales primarily based on customer location rather than the location of the selling entity. Net sales by groups of products and geographic sales for the prior periods presented below have been recast to reflect these changes.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net sales by groups of products within the Company’s segments are as follows:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Advanced Surgical	$914	$810	$2,602	$2,374
General Surgical	391	403	1,177	1,199
Surgical Solutions	1,305	1,213	3,779	3,573

Peripheral Vascular	304	305	917	910
Neurovascular	113	112	334	329
Vascular Therapies	417	417	1,251	1,239

Patient Monitoring	251	237	759	728
Airway & Ventilation	198	193	570	580
Nursing Care	249	254	766	762
Patient Care	268	264	800	793
Respiratory and Patient Care	966	948	2,895	2,863
Total Covidien	$2,688	$2,578	$7,925	$7,675
Net sales by geographic area are as follows:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net sales(1):
United States	$1,325	$1,284	$3,909	$3,810
Non-U.S. Developed Markets(2)	948	910	2,820	2,772
Emerging Markets	415	384	1,196	1,093
Total Covidien	$2,688	$2,578	$7,925	$7,675

(1)	Sales to external customers are based primarily on the location of the customer.

(2)	Non-U.S. Developed Markets includes Western Europe, Japan, Canada, Australia and New Zealand.
4. Acquisitions
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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changzhou Kangdi Medical Stapler Co., Ltd.—In January 2014, the Company acquired 65% of the outstanding shares of Changzhou Kangdi Medical Stapler Co., Ltd. (Kangdi), a manufacturer of open stapler products in China, for cash of $39 million ($36 million, net of cash acquired). The transaction provides the Company with lower cost manufacturing and supports its strategy of providing more affordable healthcare solutions in new markets. Covidien has the option to purchase the remaining shares of Kangdi, and the noncontrolling shareholders have the option to sell their shares to Covidien, in fiscal 2019, or earlier if certain revenue targets are achieved. The price Covidien would have to pay for the remaining shares of Kangdi is between $60 million and $96 million, the final determination of which will be based on the achievement of certain revenue targets. Since the noncontrolling interest shareholders can require Covidien to purchase the remaining shares of Kangdi, their 35% equity interest has been classified as a redeemable noncontrolling interest. Note 18 provides additional information regarding this redeemable noncontrolling interest.
During the first nine months of fiscal 2014, the Company acquired three other businesses for total consideration of $128 million. The total consideration was comprised of upfront cash payments totaling $94 million; debt assumed of $1 million, which was subsequently repaid; and the fair value of contingent consideration of $33 million. The contingent consideration, which could total a maximum of $192 million, consists of milestone payments related to the achievement of revenue targets.
Fair Value Allocation of Assets Acquired and Liabilities Assumed—The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed for Given Imaging and all other acquisitions completed during the first nine months of fiscal 2014:

(Dollars in Millions)	Given Imaging	All Other	Total
Cash	$108	$4	$112
Inventories	44	12	56
Short-term investments	48	—	48
Other current assets(1)	20	18	38
Intangible assets	595	172	767
Goodwill ($31 of which is tax deductible)	403	239	642
Other assets	16	9	25
Total assets acquired	1,234	454	1,688
Other current liabilities	43	19	62
Contingent consideration (non-current)	—	33	33
Deferred tax liabilities (non-current)	154	42	196
Other liabilities	4	2	6
Redeemable noncontrolling interest	—	60	60
Total liabilities assumed	201	156	357
Net assets acquired	$1,033	$298	$1,331

(1)
Amounts include $26 million of accounts receivable for Given Imaging, for which the gross contractual value is $27 million, and $8 million of accounts receivable for all other acquisitions, which is also the gross contractual value. As of each acquisition date, the fair value of accounts receivable approximated carrying value.

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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As of June 27, 2014, the Company had not yet finalized its deferred tax assets and liabilities for Given Imaging, New Wave and two other acquisitions, the impact of which is not expected to have a material effect on the Company’s financial condition.
Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted-Average Amortization Period
Given Imaging
Completed technology	$138	12 years
Customer relationships	439	20 years
Trademarks	3	4 years
In-process research and development	15	Non-Amortizable
	$595	18 years
All Other
Completed technology	$130	15 years
Customer relationships	42	15 years
	$172	15 years
Total
Completed technology	$268	14 years
Customer relationships	481	20 years
Trademarks	3	4 years
In-process research and development	15	Non-Amortizable
	$767	17 years
Financial Results—The amount of net sales and operating loss included in the Company’s results for the quarter and nine months ended June 27, 2014 for Given Imaging and all other acquisitions completed during the first nine months of fiscal 2014 were as follows:

(Dollars in Millions)	Quarter Ended June 27, 2014	Nine Months Ended June 27, 2014
Net sales
Given Imaging	$50	$68
All other	16	19
	$66	$87

Operating loss(1)
Given Imaging	$(14)	$(27)
All other	(7)	(12)
	$(21)	$(39)

(1)	Amounts include restructuring charges, charges to cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon the acquisition and transaction costs.
Acquisition-Related Costs—The amount of acquisition-related costs incurred associated with fiscal 2014 acquisitions were $13 million and $20 million for the quarter and nine months ended June 27, 2014, respectively, which primarily consisted

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of charges in cost of goods sold related to inventory that had been written up to fair value upon acquisition. In addition, during the quarter and nine months ended June 27, 2014, the Company recorded $9 million and $18 million of integration costs, respectively, which were included in restructuring charges, net.
Unaudited Pro Forma Financial Information—Following is unaudited pro forma financial information as if the acquisition of Given Imaging and all other acquisitions had been completed as of the beginning of fiscal 2013. The pro forma financial information is based on the historical financial information for Covidien, Given Imaging and all other acquisitions and reflects the following pro forma adjustments:

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

•
Elimination of direct acquisition transaction costs, restructuring charges and charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition from fiscal 2014 results and inclusion of such costs in fiscal 2013 results;

•	Tax impact of all of the above adjustments; and

•
Elimination of the historical income tax expense for each of the acquired companies and inclusion of income tax expense on the historical results of each of the acquired companies using the respective jurisdictional tax rates.

	Quarter Ended		Nine Months Ended
(Dollars in Millions, Except per Share Data)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net sales	$2,688	$2,638	$8,020	$7,845
Income from continuing operations	322	397	1,159	1,191
Net income	322	393	1,159	1,283
Basic earnings per share:
Income from continuing operations	$0.71	$0.85	$2.57	$2.54
Net income	0.71	0.84	2.57	2.73
Diluted earnings per share:
Income from continuing operations	$0.71	$0.85	$2.55	$2.51
Net income	0.71	0.84	2.55	2.71
The unaudited pro forma financial information above is not indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of fiscal 2013, or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of these companies.
5. Divestiture and Discontinued Operations
Divestiture
On January 15, 2014, the Company sold its biosurgery sealant product line within the Medical Devices segment because it was not aligned with its long-term strategic objectives. In connection with this transaction, the Company received $227 million in cash and recorded a pre-tax gain of $107 million during the nine months ended June 27, 2014. These amounts include a $4 million adjustment recorded during the quarter ended June 27, 2014 related to a milestone payment the Company was required to make under a license arrangement entered into during fiscal 2009. In addition to the cash received at the time of sale, the Company may receive up to $30 million, contingent upon the achievement of certain performance measures.
Discontinued Operations
The historical results of operations of Covidien’s former Pharmaceuticals business have been presented as discontinued operations in the prior year condensed consolidated statements of income and comprehensive income. Discontinued operations include the results of Mallinckrodt’s business except for certain corporate overhead costs and other allocations, which remain in

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

continuing operations. Discontinued operations also include costs incurred by Covidien to separate Mallinckrodt. The prior year statement of cash flows has not been adjusted to reflect the effect of the 2013 separation.
Net sales and (loss) income from Mallinckrodt’s operations and adjustments to the loss recorded on prior dispositions were as follows:

(Dollars in Millions)	Quarter Ended June 28, 2013	Nine Months Ended June 28, 2013
Net sales	$556	$1,618
(Loss) income from operations, net of tax expense of $19 and $58(1)	$(4)	$94
Loss on dispositions, net of tax of $— and $—	—	(2)
(Loss) income from discontinued operations, net of income taxes	$(4)	$92

(1) Includes pre-tax charges incurred in connection with the activities taken to complete the 2013 separation and to build out Mallinckrodt’s corporate infrastructure totaling $69 million and $124 million for the quarter and nine months ended June 28, 2013, respectively.
6. Restructuring and Related Charges, Net
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
Net restructuring and related charges recognized in continuing operations, including actions associated with acquisitions, by segment were as follows:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Medical Devices	$23	$9	$94	$67
U.S. Medical Supplies	20	1	22	6
Corporate	2	—	5	—
Restructuring and related charges, net	45	10	121	73
Less: accelerated depreciation	(2)	(1)	(5)	(2)
Restructuring charges, net	$43	$9	$116	$71

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net restructuring and related charges recognized in continuing operations were comprised of the following:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Acquisition-related restructuring actions	$10	$1	$21	$9
2013 program	25	—	88	—
2011 and prior programs	10	9	12	64
Restructuring and related charges, net	45	10	121	73
Less: non-cash charges, including accelerated depreciation	(4)	(1)	(12)	(5)
Total charges expected to be settled in cash	$41	$9	$109	$68
The following table summarizes cash activity for restructuring reserves related to acquisitions for the nine months ended June 27, 2014:

(Dollars in Millions)	Employee Severance and Benefits	Other	Total
Balance at September 27, 2013	$6	$6	$12
Charges	16	6	22
Changes in estimate	(2)	—	(2)
Cash payments	(10)	(4)	(14)
Balance at June 27, 2014	$10	$8	$18
The following table summarizes cash activity for restructuring reserves related to the 2013 and 2011 and prior programs for the nine months ended June 27, 2014, substantially all of which relates to employee severance and benefits:

(Dollars in Millions)	2013 Program	2011 and Prior Programs	Total
Balance at September 27, 2013	$22	$88	$110
Charges	98	21	119
Changes in estimate	(12)	(18)	(30)
Cash payments	(46)	(54)	(100)
Balance at June 27, 2014	$62	$37	$99
Net restructuring and related charges, including associated asset impairments, incurred cumulative to date under the 2013 and 2011 programs as of June 27, 2014 were as follows:

(Dollars in Millions)	2013 Program	2011 Program
Medical Devices	$79	$161
U.S. Medical Supplies	19	7
Corporate	14	11
Total	$112	$179
Restructuring reserves were reported on the Company’s condensed consolidated balance sheets as follows:

(Dollars in Millions)	June 27, 2014	September 27, 2013
Accrued and other current liabilities	$90	$109
Other liabilities	27	13
Restructuring reserves	$117	$122

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Retirement Plans
The net periodic benefit cost for the Company’s defined benefit pension plans was as follows:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Service cost	$4	$4	$12	$11
Interest cost	5	5	15	13
Expected return on plan assets	(5)	(5)	(15)	(14)
Amortization of net actuarial loss	2	3	6	9
Net periodic benefit cost included in continuing operations	6	7	18	19
Net periodic benefit cost included in discontinued operations	—	7	—	11
Net periodic benefit cost	$6	$14	$18	$30
The net periodic benefit cost for postretirement benefit plans for both the quarters and nine months ended June 27, 2014 and June 28, 2013 was insignificant.
8. Other (Expense) Income, Net
Other (expense) income, net was comprised of the following:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
(Loss) income under Tyco tax sharing agreement (note 15)	$(14)	$44	$80	$49
Gain on investments, net	—	12	6	21
Gain on demutualization of insurance carrier	—	—	—	4
Other (expense) income, net	$(14)	$56	$86	$74
(Loss) income under Tyco tax sharing agreement represents a decrease or increase to the receivable from Tyco International Ltd. and TE Connectivity Ltd. and primarily reflects 58% of the interest and other income taxes payable amounts released or recorded during each period that are subject to the Tyco tax sharing agreement. Income under the Tyco tax sharing agreement for the nine months ended June 27, 2014 also includes $25 million of income for Covidien’s portion of Tyco International’s settlement of contract claims under a 2002 tax agreement with CIT Group Inc., a former subsidiary of Tyco International.
During fiscal 2013, the Company recorded a gain on investments associated with its acquisition of CV Ingenuity.
9. Earnings per Share
The weighted-average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

	Quarter Ended		Nine Months Ended
(in Millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Basic shares	451	465	451	470
Effect of share options and restricted shares	4	4	4	4
Diluted shares	455	469	455	474
The computation of diluted earnings per share for both the quarter ended June 27, 2014 and June 28, 2013 excludes less than 1 million of options and restricted share units because either the effect would have been anti-dilutive or the performance criteria related to the units had not yet been met. For both the nine months ended June 27, 2014 and June 28, 2013, the computation of diluted earnings per share excludes approximately 2 million of options and restricted share units because either the effect would have been anti-dilutive or the performance criteria related to the units had not yet been met.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Inventories
At the end of each period, inventories were comprised of the following:

(Dollars in Millions)	June 27, 2014	September 27, 2013
Purchased materials and manufactured parts	$322	$289
Work in process	174	169
Finished goods	932	894
Inventories	$1,428	$1,352
11. Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for the nine months ended June 27, 2014 were as follows:

(Dollars in Millions)	Medical Devices	U.S. Medical Supplies	Total
Goodwill at September 27, 2013	$7,809	$363	$8,172
Acquisitions (note 4)	642	—	642
Divestiture (note 5)	(66)	—	(66)
Currency translation	4	—	4
Goodwill at June 27, 2014	$8,389	$363	$8,752

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	June 27, 2014		September 27, 2013
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,314	$907	$2,229	$890
Customer relationships	1,439	266	959	213
Other	143	89	161	86
Total	$3,896	$1,262	$3,349	$1,189
Non-Amortizable:
Trademarks	$322		$322
In-process research and development	219		205
Total	$541		$527
In connection with management’s regular review of strategic programs and growth potential for the Company’s product portfolio, management decided to exit the Company’s OneShot™ renal denervation program associated with the fiscal 2012 acquisition of Maya Medical. This decision was primarily driven by slower than expected development of the renal denervation market. As a result of this decision, during the first nine months of fiscal 2014, the Company recorded pre-tax intangible asset impairment charges of $28 million to write off the completed technology associated with this project.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible asset amortization expense from continuing operations was $64 million and $55 million for the quarters ended June 27, 2014 and June 28, 2013, respectively. Intangible asset amortization expense from continuing operations was $173 million and $166 million for the nine months ended June 27, 2014 and June 28, 2013, respectively. Annual amortization expense associated with the intangible assets included on the Company’s balance sheet as of June 27, 2014 is expected to be as follows:

(Dollars in Millions)
Fiscal 2014	$236
Fiscal 2015	251
Fiscal 2016	245
Fiscal 2017	242
Fiscal 2018	238
12. Debt
In May 2014, Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary of the Company, amended and restated its $1.5 billion five-year unsecured senior revolving credit facility expiring in 2016. The amended and restated $1.5 billion five-year unsecured senior revolving credit facility expires in 2019. The terms of this credit facility include two one-year extension options. CIFSA may increase the facility by up to $500 million to a maximum of $2.0 billion provided certain conditions are met. Borrowings under the credit facility bear interest, at the Company’s option, at a base rate or the U.S. dollar London interbank offered rate (LIBOR), plus a margin dependent on the Company’s credit ratings. CIFSA is required to pay a facility fee between 6.0 and 22.5 basis points, depending on its credit rating, on the aggregate unused amount under the facility. The credit facility agreement contains a covenant limiting the Company’s ratio of debt to earnings before interest, income taxes, depreciation, and amortization. In addition, the agreement contains other customary covenants, none of which are considered restrictive to the Company’s operations. Borrowings under the credit facility are fully and unconditionally guaranteed by Covidien plc. No amount was outstanding under the credit facility at June 27, 2014 or September 27, 2013.
13. Derivative Instruments
The Company is exposed to certain risks relating to its business operations. Risks that relate to interest rate exposure, foreign exchange exposure and certain commodity price exposures are managed by using derivative instruments. The Company uses interest rate swaps to manage interest rate exposure. Foreign currency exchange option and forward contracts are used to economically manage the foreign exchange exposures of operations outside the United States. In addition, the Company may use cross currency interest rate swaps to manage currency risk related to certain debt. Swap contracts on commodities are periodically entered into to manage the price risk associated with forecasted purchases of commodities used in the Company’s manufacturing processes.
The Company recognizes all derivative instruments as either assets or liabilities at fair value on the condensed consolidated balance sheet. Changes in a derivative financial instrument’s fair value are recognized in earnings unless specific hedge criteria are met. The Company has designated its interest rate lock contracts and commodity swap contracts as cash flow hedges and its interest rate swap contracts as fair value hedges. The Company has not designated the foreign currency exchange forward and option contracts, nor the cross currency interest rate swap, as hedging instruments.
Interest Rate Exposure
Fair Value Hedges—The Company manages interest rate exposure through the use of interest rate swap transactions with financial institutions acting as principal counterparties to convert a portion of fixed-rate debt to variable-rate debt. These transactions are designated as fair value hedges. During fiscal 2011, CIFSA entered into interest rate swaps to convert its senior notes due in 2017 from fixed-rate debt to variable-rate debt. These swaps were subsequently terminated during the fourth quarter of fiscal 2011. Since the interest rate swaps were designated as hedging instruments of outstanding debt, the $23 million gain is being amortized to interest expense over the remaining life of the related debt.

During the quarter ended June 27, 2014, CIFSA entered into interest rate swaps on $500 million principal amount of its 3.20% senior notes due 2022 and $500 million principal amount of its 2.95% senior notes due 2023. Under these contracts, the Company receives fixed amounts of interest applicable to the underlying notes and pays a floating amount based upon the three-month U.S. dollar LIBOR, plus a margin. The fair value of the interest rate swaps as of June 27, 2014 was $14 million.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During both the quarter and nine months ended June 27, 2014, the Company recognized a $14 million loss on the hedged fixed-rate debt attributable to changes in the market interest rates and an offsetting $14 million gain on the related interest rate swaps, both of which were included in interest expense.
Cash Flow Hedges—During both fiscal 2013 and 2007, CIFSA entered into forward interest rate lock contracts to hedge the risk of variability in market interest rates prior to the issuance of fixed-rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective; accordingly, the gains and losses that resulted upon termination of the rate locks were recorded in accumulated other comprehensive income and are being amortized to interest expense over the terms of the notes. The amounts reclassified to earnings during both the quarters and nine months ended June 27, 2014 and June 28, 2013 were insignificant, as is the amount expected to be reclassified to earnings during the next 12 months. At June 27, 2014 and September 27, 2013, the amount of loss that remained in accumulated other comprehensive income was $32 million and $34 million, respectively.
Foreign Exchange Exposure
Derivatives not Designated as Hedging Instruments—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro and yen, as well as approximately 20 other currencies. The Company generally manages its exposure for forecasted transactions for the upcoming 12 months. All forward and option contracts are recorded on the condensed consolidated balance sheet at fair value. At June 27, 2014, the Company had foreign currency exchange forward and option contracts outstanding with a notional amount of $1.633 billion. These contracts do not meet the necessary criteria to qualify for hedge accounting; accordingly, changes in fair value are recognized in earnings.

Net losses and gains from foreign currency transaction exposures and the impact of related derivatives not designated as hedging instruments included in continuing operations were as follows:

	Quarter Ended		Nine Months Ended
(Dollars in Millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Cost of goods sold:
Loss on foreign currency transaction exposures	$(19)	$(2)	$(69)	$(31)
(Loss) gain on foreign currency exchange contracts	(1)	(2)	(1)	28
Net foreign currency loss	$(20)	$(4)	$(70)	$(3)

Selling, general and administrative expenses:
Gain (loss) on foreign currency transaction exposures	$1	$(15)	$(23)	$(22)
Gain on foreign currency exchange contracts	3	4	31	13
Net foreign currency gain (loss)	$4	$(11)	$8	$(9)

Total:
Loss on foreign currency transaction exposures	$(18)	$(17)	$(92)	$(53)
Gain on foreign currency exchange contracts	2	2	30	41
Net foreign currency loss	$(16)	$(15)	$(62)	$(12)

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Derivative Instruments
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheets:

		June 27, 2014		September 27, 2013
(Dollars in Millions)	Balance sheet location	Fair value of Derivative Assets	Fair value of Derivative Liabilities	Fair value of Derivative Assets	Fair value of Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$14	$—	$—	$—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Prepaid expenses and other current assets	$12	$3	$7	$1
Foreign currency exchange contracts	Accrued and other current liabilities	5	13	10	38
Total derivatives not designated as hedging instruments		17	16	17	39
Total derivative instruments		$31	$16	$17	$39
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

	June 27, 2014		September 27, 2013
(Dollars in Millions)	Asset	Liability	Asset	Liability
Gross amounts recognized	$31	$16	$17	$39
Gross amounts offset in the consolidated balance sheets	(8)	(8)	(11)	(11)
Net amounts presented in the consolidated balance sheets	$23	$8	$6	$28
14. Financial Instruments and Fair Value Measurements
Fair value is defined as the exit price that would be received from the sale of an asset or paid to transfer a liability, using assumptions that market participants would use in pricing an asset or liability. The fair value guidance establishes the following three-level hierarchy used for measuring fair value:
Level 1—observable inputs, such as quoted prices in active markets for identical assets or liabilities;
Level 2—significant other observable inputs that are observable either directly or indirectly; and
Level 3—significant unobservable inputs for which there is little or no market data, which requires the Company to develop its own assumptions.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at June 27, 2014:

		Basis of Fair Value Measurement
(Dollars in Millions)	June 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency exchange contracts	$17	$—	$17	$—
Interest rate swaps	14	—	14	—
Total assets at fair value	$31	$—	$31	$—
Liabilities:
Foreign currency exchange contracts	$16	$—	$16	$—
Deferred compensation liabilities	131	—	131	—
Contingent consideration	100	—	—	100
Total liabilities at fair value	$247	$—	$147	$100
The following table provides a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at September 27, 2013:

		Basis of Fair Value Measurement
(Dollars in Millions)	September 27, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency exchange contracts	$17	$—	$17	$—
Liabilities:
Foreign currency exchange contracts	$39	$—	$39	$—
Deferred compensation liabilities	114	—	114	—
Contingent consideration	127	—	—	127
Total liabilities at fair value	$280	$—	$153	$127
Foreign currency exchange contracts—The fair values of foreign currency exchange contracts were measured using significant other observable inputs and valued by reference to over-the-counter quoted market prices for similar instruments. The Company does not believe that the fair values of these derivative instruments differ significantly from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a significant effect on its results of operations, financial condition or cash flows.
Interest rate swaps—The fair value of interest rate swaps are measured using the present value of expected future cash flows using market-based observable inputs including credit risk and interest rate yield curves. The Company does not believe that the fair values of these derivative instruments differ significantly from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a significant effect on its results of operations, financial condition or cash flows.
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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

payments expected to be made. Accordingly, the fair values of contingent consideration have been classified as level 3 within the fair value hierarchy. The recurring Level 3 fair value measurements of contingent consideration liabilities include the following significant unobservable inputs:

(Dollars in Millions)	Fair Value at June 27, 2014	Valuation Technique	Unobservable Input	Range
			Discount rate	0% - 23%
Revenue-based payments	$50	Discounted cash flow	Probability of payment	73% - 100%
			Projected year of payment	2014 - 2024
			Discount rate	1.4% - 2.5%
Regulatory-based payments	$50	Discounted cash flow	Probability of payment	87% - 93%
			Projected year of payment	2017 - 2020
As of June 27, 2014, the maximum potential contingent consideration that the Company could be required to pay is $330 million. The fair value of contingent consideration associated with acquisitions was $100 million and $127 million at June 27, 2014 and September 27, 2013, respectively. As of June 27, 2014, $6 million was included in accrued and other current liabilities and $94 million was included in other liabilities on the condensed consolidated balance sheet.
Following are reconciliations of change in the fair value of contingent consideration:

	Nine Months Ended
(Dollars in Millions)	June 27, 2014	June 28, 2013
Balance at beginning of period	$127	$108
Acquisition date fair value of contingent consideration	33	122
Change in fair value included in selling, general and administrative expenses	(36)	(4)
Payments	(24)	(17)
Balance at end of period	$100	$209
During the first nine months of fiscal 2014, the Company determined that the post-market clinical trial associated with the radiofrequency energy-based renal denervation device (RF Device) to treat hypertension, resulting from the fiscal 2012 acquisition of Maya Medical, would not be successfully completed within the required timeframe. Accordingly, the Company reversed the $20 million contingent consideration liability associated with the achievement of this milestone. In addition, as a result of the Company’s decision to exit the renal denervation program, the Company reversed $6 million of contingent consideration liabilities that were primarily associated with the achievement of revenue targets for the RF Device. Accordingly, during the first nine months of fiscal 2014, the Company recorded income totaling $26 million related to a reduction in the fair value of contingent consideration liabilities associated with the acquisition of Maya Medical.
Financial Instruments Not Measured at Fair Value
The fair value of cash and cash equivalents approximate carrying value since cash equivalents consist of liquid investments with a maturity of three months or less (level 1). The fair value of long-term debt, including both current and non-current maturities, is based upon quoted prices in active markets for similar instruments (level 2) and was approximately $5.530 billion and $5.433 billion at June 27, 2014 and September 27, 2013, respectively. It is not practicable to estimate the fair value of the Company’s guaranteed contingent tax liabilities and the related amount due from former parent and affiliate.
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
The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy and Portugal and as a percent of the Company’s total accounts receivable at the end of each period were as follows:

(Dollars in Millions)	June 27, 2014	September 27, 2013
Accounts receivable, net in Spain, Italy and Portugal	$326	$406
Percentage of total accounts receivable, net	21%	27%
Net sales to customers in Spain, Italy and Portugal totaled $162 million and $161 million during the quarters ended June 27, 2014 and June 28, 2013, respectively. Net sales to customers in Spain, Italy and Portugal totaled $469 million and $470 million during the nine months ended June 27, 2014 and June 28, 2013, respectively. Accounts receivable, net in Spain, Italy and Portugal over 365 days past due were $24 million and $54 million as of June 27, 2014 and September 27, 2013, respectively. In February 2014, the Company collected $115 million from the Spanish government, which related to invoices issued prior to June 2013.
15. Transactions with Former Parent and Affiliate
Tyco Tax Sharing Agreement—On June 29, 2007, the Company entered into a tax sharing agreement, under which the Company shares responsibility for certain of its, Tyco International’s and TE Connectivity’s income tax liabilities for periods prior to the separation from Tyco International in 2007 (the 2007 separation). Covidien, Tyco International and TE Connectivity share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 separation. If Tyco International and TE Connectivity default on their obligations to Covidien under the tax sharing agreement, Covidien would be liable for the entire amount of these liabilities. All costs and expenses associated with the management of these tax liabilities are being shared equally among the parties.
At June 27, 2014, the Company is the primary obligor to the taxing authorities for $1.104 billion of tax liabilities that are recorded on the condensed consolidated balance sheet, of which $814 million relates to periods prior to the 2007 separation and is shared with Tyco International and TE Connectivity pursuant to the Tyco tax sharing agreement. At September 27, 2013, the Company was the primary obligor to the taxing authorities for $1.688 billion of tax liabilities that were recorded on the condensed consolidated balance sheet.
Income Tax Receivables—The Company has a current and non-current receivable from Tyco International and TE Connectivity totaling $361 million and $668 million at June 27, 2014 and September 27, 2013, respectively. These receivables primarily reflect 58% of the contingent tax liabilities that are subject to the Tyco tax sharing agreement and are classified as due from former parent and affiliate on the condensed consolidated balance sheets. As discussed in note 8, adjustments to these receivables are recorded in other (expense) income, net.
Guaranteed Contingent Tax Liabilities—The Company has current and non-current liabilities totaling $577 million and $584 million at June 27, 2014 and September 27, 2013, respectively, associated with guarantee commitments and indemnifications with Tyco International and TE Connectivity related to certain contingent tax liabilities. The non-current portion of these liabilities are classified as guaranteed contingent tax liabilities on the condensed consolidated balance sheets, while the current portion is included in accrued and other current liabilities.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Guarantees
In connection with the 2013 separation, Mallinckrodt assumed the tax liabilities that are attributable to its subsidiaries. Covidien has indemnified Mallinckrodt to the extent that such tax liabilities arising from periods prior to fiscal 2013 exceed $200 million, net of certain tax benefits realized. In addition, in connection with the 2013 separation, the Company entered into certain other guarantee commitments and indemnifications with Mallinckrodt. The values attributable to the tax indemnification and other guarantees were insignificant. Additionally, in connection with the 2007 separation, the Company entered into certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, which are discussed in note 15.
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
The Company has recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in note 17. In addition, the Company is liable for product performance; however, in the opinion of management, such obligations will not significantly affect the Company’s results of operations, financial condition or cash flows.
As of June 27, 2014, the Company had various outstanding letters of credit and guarantee and surety bonds totaling $183 million, none of which were individually significant.
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
Legal Proceedings
The Company records a liability when a loss is considered probable and the amount can be reasonably estimated. When the reasonable estimate of a probable loss is a range and a best estimate cannot be made, the minimum amount of the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 27, 2014 and September 27, 2013, the Company had accruals for products liability and other legal matters totaling $324 million and $147 million, respectively, which includes reserves for certain of the matters discussed below. In addition, the Company had related insurance receivables of $29 million at both June 27, 2014 and September 27, 2013.
Products Liability Litigation—The Company currently is involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of the Company have supplied pelvic mesh products to one of the manufacturers named in the litigation and the Company is indemnifying that manufacturer on certain claims. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the United States. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. As of June 27, 2014, there were approximately 6,500 cases pending believed to involve products manufactured by Company subsidiaries. During the quarter ended June 27, 2014, the Company received additional information regarding the nature of the claims and potential exposure based on access to medical records, settlements by other manufacturers and discussions with plaintiff attorneys, including discussions regarding potential future cases. Accordingly, the Company recorded a $181 million legal charge to increase the Company’s estimated indemnification obligation related to this matter, which is included in selling, general and administrative expenses for both the quarter and nine months ended June 27, 2014. Based on current information, the Company believes that it has adequate amounts recorded relating to these matters. While the Company believes that the final disposition of all known claims, after

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims.
Patent Litigation—On March 28, 2013, the Company prevailed in a patent infringement suit against Ethicon Endo-Surgery, Inc. (Ethicon), a Johnson & Johnson company, relating to Ethicon’s Harmonic® line of ultrasonic surgical products. The federal court awarded Covidien a $177 million verdict upon ruling that several claims of Covidien’s patents were valid, enforceable and infringed by Ethicon. The amount of the verdict was based on an eight percent royalty rate on infringing sales through March 2012, plus prejudgment interest. Ethicon has appealed the decision; accordingly, the Company has not recorded any income related to this case. Oral argument has been scheduled for September 10, 2014. In addition, on June 24, 2014, the Company filed a lawsuit in the U.S. District Court for the District of Connecticut against Ethicon alleging that Ethicon’s ultrasonic surgical product, the Harmonic ACE®+7, infringes three of the Company’s patents. The Company is asking the court to enjoin Ethicon from continuing to make and sell the Harmonic ACE®+7 device and to grant damages for the patent infringement.
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
On May 1, 2013, the jury returned a verdict finding that ev3 breached the merger agreement and awarded $175 million in damages plus interest to the plaintiffs. Since the jury did not find fraud, the jury did not have the option of awarding punitive damages. The Company estimates that its possible range of loss is $0 to $275 million, which includes approximately $100 million of post judgment interest. On August 29, 2013, the court denied the Company’s motions for judgment as a matter of law and for a new trial. The Company appealed the verdict to the Delaware Supreme Court; oral argument for the appeal was held before a panel of judges on March 12, 2014. The Delaware Supreme Court subsequently ordered a rehearing before the full court, which is scheduled for September 10, 2014. The Company has assessed the status of this matter, has concluded that it is more likely than not that the finding will be overturned, and intends to vigorously pursue all available means to achieve such reversal. Accordingly, no liability has been recorded with respect to any damage award.
The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations, financial condition or cash flows.
Environmental Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 27, 2014, the Company concluded that it was probable that it would incur remedial costs of $180 million, of which $17 million was included in accrued and other current liabilities and $163 million was included in other liabilities on the condensed consolidated balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.

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
On April 3, 2014, the Maine Supreme Judicial Court affirmed the Maine Board’s compliance order. Following this decision, the Company recorded a $65 million charge for the estimated incremental costs of implementing the compliance order. This charge is included in selling, general and administrative expenses in the consolidated statements of income for the nine months ended June 27, 2014. The Company has proceeded with implementation of the investigation and remediation in accordance with the MDEP Order as modified by the Maine Board order.
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
On July 29, 2002, following a March 2002 trial, the District Court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that the Company was liable for the cost of performing a study of the river and bay. The District Court subsequently appointed an independent study panel to oversee the study and ordered the Company to pay costs associated with the study. The study panel conducted a Phase I study and completed a Phase II study which included several years of field work and data collection. The study panel issued the Phase II Penobscot River Mercury Study Report (Phase II Report) on April 17, 2013. The Phase II Report contains recommendations for a variety of potential remedial options which could be implemented individually or in a variety of combinations. The Phase II Report also includes preliminary cost estimates for the potential remedial options. These cost estimates, which the report describes as “very rough estimates of cost,” range from $25 million to $235 million, depending upon which potential option or combination of potential options are implemented, if any. The Phase II Report indicates that these costs are subject to uncertainties, and that before any remedial option is implemented, further engineering studies and engineering design work will be necessary to determine the feasibility of the proposed remedial options. The Company has reviewed the Phase II Report with its outside legal and technical consultants and believes there are significant problems with the conclusions and recommendations in the report. The Company does not believe extensive remediation is necessary and intends to vigorously defend its position. In addition, no remediation order has been issued by any regulatory authority or the District Court. However, the Company has developed a proposal for certain limited studies and a proposal for monitoring some wildlife species, including but not limited to, certain fish and birds. The estimated costs of the proposed studies and monitoring have been accrued, the amounts of which are not significant. The trial was completed on June 27, 2014 and post-trial briefing is expected to be completed by September 30, 2014.
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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
During the quarter ended June 27, 2014, the Company made a $680 million advance payment to the IRS in connection with the anticipated settlement of the 2005 through 2007 audit cycle, which otherwise remains open and subject to further examination by the IRS. This payment was comprised of $465 million of tax and $215 million of interest. Pursuant to the Tyco tax sharing agreement, Covidien received reimbursement payments totaling $355 million from Tyco International and TE Connectivity during the quarter ended June 27, 2014. In addition, Covidien reimbursed Tyco International and TE Connectivity $12 million for its portion of their advance payments.
The Company estimates that within the next 12 months, its uncertain tax positions, excluding interest, could decrease by as much as $135 million as a result of the resolution of tax matters arising from the 1997 through 2007 U.S. audits, non-U.S. audits and other settlements or statute of limitations expirations.
18. Redeemable Noncontrolling Interest
As discussed in note 4, in January 2014, the Company acquired 65% of the outstanding shares of Kangdi. Covidien has the option to purchase the remaining shares of Kangdi, and the noncontrolling shareholders have the option to sell their shares to Covidien, in fiscal 2019, or earlier if certain revenue targets are achieved. The price Covidien would have to pay for the remaining shares of Kangdi is between $60 million and $96 million, the final determination of which will be based on the achievement of certain revenue targets. Since the noncontrolling interest shareholders can require Covidien to purchase the remaining shares of Kangdi, their 35% equity interest has been classified as a redeemable noncontrolling interest.
Redeemable noncontrolling interest is considered to be temporary equity and is therefore reported between liabilities and equity on the condensed consolidated balance sheet. Since the noncontrolling interest becomes redeemable in fiscal 2019, or earlier under certain circumstances, the Company records the redeemable noncontrolling interest at the greater of: (a) the initial carrying amount increased or decreased for the noncontrolling interest’s share of Kangdi’s net income or loss; or (b) its estimated redemption value at the end of each reporting period. The Company records changes in the estimated redemption value of the noncontrolling interest through net income. For the quarter and nine months ended June 27, 2014, net loss attributable to the redeemable noncontrolling interest and the adjustments to the estimated redemption value were included in other (expense) income, net in the consolidated statements of income, as the amounts were insignificant. As of June 27, 2014, the estimated redemption value of the noncontrolling interest approximated the carrying value.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income for the nine months ended June 27, 2014 were as follows:

(Dollars in Millions)	Currency Translation	Unrecognized (Loss) Gain on Benefit Plans		Unrecognized (Loss) Gain on Derivatives		Accumulated Other Comprehensive Income
Balance at September 27, 2013	$421	$(94)		$(35)		$292
Change before reclassifications to earnings(1)	(7)	(1)		(1)	(2)	(9)
Amounts reclassified to earnings(1)	—	4	(3)	1	(4)	5
Other comprehensive (loss) income	(7)	3		—		(4)
Balance at June 27, 2014	$414	$(91)		$(35)		$288

(1)	Presented net of income taxes, the amounts of which are insignificant.

(2)	Relates to commodity hedges.

(3)	Includes amortization of net actuarial losses included in net periodic benefit cost, the components of which are presented in note 7.

(4)	Relates to commodity hedges that were reclassified to cost of goods sold and interest rate locks that were reclassified to interest expense and are discussed in note 13.
20. Covidien International Finance S.A.
CIFSA, a Luxembourg company, is a holding company that is indirectly 100% owned by Covidien plc and owns, directly or indirectly, substantially all of the operating subsidiaries of Covidien plc. CIFSA is the issuer of the Company’s senior notes and commercial paper, both of which are fully, unconditionally and joint and severally guaranteed by Covidien plc and Covidien Ltd., the owners of CIFSA. In addition, CIFSA is the borrower under the revolving credit facility, which is fully and unconditionally guaranteed by Covidien plc. The following information provides the composition of the Company’s comprehensive income, assets, liabilities, redeemable noncontrolling interest, equity and cash flows by relevant group within the Company: Covidien plc and Covidien Ltd. as the guarantors, CIFSA as issuer of the debt, and the operating companies that represent assets of CIFSA. Condensed consolidating financial information for Covidien plc, Covidien Ltd. and CIFSA, on a stand alone basis, is presented using the equity method of accounting for subsidiaries.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended June 27, 2014
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,688	$—	$2,688
Cost of goods sold	—	—	—	1,104	—	1,104
Gross profit	—	—	—	1,584	—	1,584
Selling, general and administrative expenses	27	—	1	1,006	—	1,034
Research and development expenses	—	—	—	137	—	137
Restructuring charges, net	—	—	—	43	—	43
Loss on divestiture, net	—	—	—	4	—	4
Operating (loss) income	(27)	—	(1)	394	—	366
Interest expense	—	—	(49)	1	—	(48)
Interest income	—	—	—	4	—	4
Other expense	—	—	—	(14)	—	(14)
Equity in net income of subsidiaries	319	319	217	—	(855)	—
Intercompany interest and fees	13	—	152	(165)	—	—
Income before income taxes	305	319	319	220	(855)	308
Income tax (benefit) expense	(1)	—	—	3	—	2
Net income	306	319	319	217	(855)	306
Other comprehensive income, net of income taxes	13	13	13	12	(38)	13
Total comprehensive income	$319	$332	$332	$229	$(893)	$319

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended June 28, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,578	$—	$2,578
Cost of goods sold	—	—	—	1,045	—	1,045
Gross profit	—	—	—	1,533	—	1,533
Selling, general and administrative expenses	49	—	1	803	—	853
Research and development expenses	—	—	—	129	—	129
Restructuring charges, net	—	—	—	9	—	9
Operating (loss) income	(49)	—	(1)	592	—	542
Interest expense	—	—	(54)	1	—	(53)
Interest income	—	—	—	2	—	2
Other income	—	—	—	56	—	56
Equity in net income of subsidiaries	358	359	333	—	(1,050)	—
Intercompany interest and fees	87	(1)	81	(167)	—	—
Income from continuing operations before income taxes	396	358	359	484	(1,050)	547
Income tax expense	—	—	—	147	—	147
Income from continuing operations	396	358	359	337	(1,050)	400
Loss from discontinued operations, net of income taxes	—	—	—	(4)	—	(4)
Net income	396	358	359	333	(1,050)	396
Other comprehensive loss from continuing operations, net of income taxes	(22)	(22)	(22)	(26)	70	(22)
Other comprehensive income from discontinued operations, net of income taxes	1	1	1	1	(3)	1
Total comprehensive income	$375	$337	$338	$308	$(983)	$375

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Nine Months Ended June 27, 2014
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,925	$—	$7,925
Cost of goods sold	—	—	—	3,260	—	3,260
Gross profit	—	—	—	4,665	—	4,665
Selling, general and administrative expenses	84	—	2	2,694	—	2,780
Research and development expenses	—	—	—	397	—	397
Restructuring charges, net	—	—	—	116	—	116
Gain on divestiture, net	—	—	—	(107)	—	(107)
Operating (loss) income	(84)	—	(2)	1,565	—	1,479
Interest expense	—	—	(157)	2	—	(155)
Interest income	—	—	—	12	—	12
Other income	—	—	—	86	—	86
Equity in net income of subsidiaries	1,066	1,066	769	—	(2,901)	—
Intercompany interest and fees	159	—	456	(615)	—	—
Income before income taxes	1,141	1,066	1,066	1,050	(2,901)	1,422
Income tax (benefit) expense	(4)	—	—	281	—	277
Net income	1,145	1,066	1,066	769	(2,901)	1,145
Other comprehensive loss, net of income taxes	(4)	(4)	(4)	(6)	14	(4)
Total comprehensive income	$1,141	$1,062	$1,062	$763	$(2,887)	$1,141

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Nine Months Ended June 28, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,675	$—	$7,675
Cost of goods sold	—	—	—	3,077	—	3,077
Gross profit	—	—	—	4,598	—	4,598
Selling, general and administrative expenses	116	—	2	2,387	—	2,505
Research and development expenses	—	—	—	362	—	362
Restructuring charges, net	—	—	—	71	—	71
Operating (loss) income	(116)	—	(2)	1,778	—	1,660
Interest expense	—	—	(157)	2	—	(155)
Interest income	—	—	—	7	—	7
Other income	—	—	—	74	—	74
Equity in net income of subsidiaries	1,532	1,536	1,299	—	(4,367)	—
Intercompany interest and fees	(93)	(4)	396	(299)	—	—
Income from continuing operations before income taxes	1,323	1,532	1,536	1,562	(4,367)	1,586
Income tax (benefit) expense	(5)	—	—	355	—	350
Income from continuing operations	1,328	1,532	1,536	1,207	(4,367)	1,236
Income from discontinued operations, net of income taxes	—	—	—	92	—	92
Net income	1,328	1,532	1,536	1,299	(4,367)	1,328
Other comprehensive loss from continuing operations, net of income taxes	(82)	(82)	(82)	(87)	251	(82)
Other comprehensive loss from discontinued operations, net of income taxes	(8)	(8)	(8)	(8)	24	(8)
Total comprehensive income	$1,238	$1,442	$1,446	$1,204	$(4,092)	$1,238

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 CONDENSED CONSOLIDATING BALANCE SHEET
At June 27, 2014
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$17	$1,211	$—	$1,228
Accounts receivable trade, net	—	—	—	1,558	—	1,558
Inventories	—	—	—	1,428	—	1,428
Intercompany receivable	22	61	—	18	(101)	—
Due from former parent and affiliate	—	—	—	16	—	16
Prepaid expenses and other current assets	4	—	1	845	—	850
Total current assets	26	61	18	5,076	(101)	5,080
Property, plant and equipment, net	1	—	—	2,058	—	2,059
Goodwill	—	—	—	8,752	—	8,752
Intangible assets, net	—	—	—	3,175	—	3,175
Due from former parent and affiliate	—	—	—	345	—	345
Investment in subsidiaries	8,393	8,240	14,104	—	(30,737)	—
Intercompany loans receivable	1,561	94	7,343	6,651	(15,649)	—
Other assets	—	—	39	773	—	812
Total Assets	$9,981	$8,395	$21,504	$26,830	$(46,487)	$20,223
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$1,004	$3	$—	$1,007
Accounts payable	8	—	—	493	—	501
Intercompany payable	18	—	—	83	(101)	—
Accrued and other current liabilities	—	—	31	1,259	—	1,290
Income taxes payable	—	—	—	7	—	7
Total current liabilities	26	—	1,035	1,845	(101)	2,805
Long-term debt	—	—	4,016	26	—	4,042
Income taxes payable	—	—	—	1,097	—	1,097
Guaranteed contingent tax liabilities	—	—	—	556	—	556
Intercompany loans payable	—	2	8,213	7,434	(15,649)	—
Other liabilities	1	—	—	1,709	—	1,710
Total Liabilities	27	2	13,264	12,667	(15,750)	10,210
Redeemable noncontrolling interest	—	—	—	59	—	59
Shareholders’ Equity	9,954	8,393	8,240	14,104	(30,737)	9,954
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$9,981	$8,395	$21,504	$26,830	$(46,487)	$20,223

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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 27, 2014
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(72)	$(1)	$243	$1,067	$—	$1,237
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(256)	—	(256)
Acquisitions, net of cash acquired	—	—	—	(1,219)	—	(1,219)
Proceeds from divestiture, net	—	—	—	227	—	227
Sale of investments	—	—	—	59	—	59
Net decrease in intercompany loans	—	—	1,013	—	(1,013)	—
Increase in investment in subsidiary	—	—	(2,124)	—	2,124	—
Intercompany dividend received	—	—	407	—	(407)	—
Other	—	—	—	(8)	—	(8)
Net cash used in investing activities	—	—	(704)	(1,197)	704	(1,197)
Cash Flows From Financing Activities:
Issuance of debt	—	—	(1)	15	—	14
Repayment of debt	—	—	—	(12)	—	(12)
Dividends paid	(433)	—	—	—	—	(433)
Repurchase of shares	(393)	—	—	—	—	(393)
Proceeds from exercise of share options	150	—	—	—	—	150
Payment of contingent consideration	—	—	—	(21)	—	(21)
Net intercompany loan borrowings	526	1	—	(1,540)	1,013	—
Intercompany dividend paid	—	—	—	(407)	407	—
Capital contribution	—	—	—	2,124	(2,124)	—
Other	222	—	—	(194)	—	28
Net cash provided by (used in) financing activities	72	1	(1)	(35)	(704)	(667)
Effect of currency rate changes on cash	—	—	—	(13)	—	(13)
Net decrease in cash and cash equivalents	—	—	(462)	(178)	—	(640)
Cash and cash equivalents at beginning of period	—	—	479	1,389	—	1,868
Cash and cash equivalents at end of period	$—	$—	$17	$1,211	$—	$1,228

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 28, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(111)	$(13)	$271	$1,240	$—	$1,387
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(369)	—	(369)
Acquisitions, net of cash acquired	—	—	—	(248)	—	(248)
Acquisition of licenses and technology	—	—	—	(19)	—	(19)
Sale of investments	—	—	—	27	—	27
Net decrease in intercompany loans	—	—	2,357	—	(2,357)	—
Decrease (increase) in investment in subsidiary	3,014	—	(489)	—	(2,525)	—
Other	—	—	—	(5)	—	(5)
Net cash provided by (used in) investing activities	3,014	—	1,868	(614)	(4,882)	(614)
Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(185)	—	—	(185)
Issuance of debt	—	—	743	886	—	1,629
Repayment of debt	—	—	(500)	(4)	—	(504)
Dividends paid	(368)	—	—	—	—	(368)
Repurchase of shares	(1,082)	—	—	—	—	(1,082)
Proceeds from exercise of share options	206	—	—	—	—	206
Transfer of cash and cash equivalents to Mallinckrodt	(114)	—	—	(66)	—	(180)
Payment of contingent consideration	—	—	—	(17)	—	(17)
Net intercompany loan (repayments) borrowings	(1,773)	13	—	(597)	2,357	—
Intercompany dividend received (paid)	—	—	14	(14)	—	—
Capital contribution	—	—	—	489	(489)	—
Redemption of subsidiary shares	—	—	(1,700)	(1,314)	3,014	—
Other	228	—	—	(199)	—	29
Net cash (used in) provided by financing activities	(2,903)	13	(1,628)	(836)	4,882	(472)
Effect of currency rate changes on cash	—	—	—	(48)	—	(48)
Net increase (decrease) in cash and cash equivalents	—	—	511	(258)	—	253
Cash and cash equivalents at beginning of period	—	—	404	1,462	—	1,866
Cash and cash equivalents at end of period	$—	$—	$915	$1,204	$—	$2,119

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Following the completion of the separation of our Pharmaceuticals business into a separate, stand alone publicly traded company, Mallinckrodt plc (the 2013 separation), we realigned our operating segments, effective October 1, 2013, such that our Medical Supplies business in Western Europe is now managed by our Medical Devices segment. Integrating these businesses allows us to better utilize internal resources and achieve cost synergies. In addition, certain costs that were previously included in corporate expense, primarily information technology and certain shared service costs, are now reflected in our reportable segments, consistent with the way in which management measures and evaluates segment performance. Following this realignment, our reportable segments are as follows:

•
Medical Devices includes worldwide sales of the following products: advanced and general surgical solutions; peripheral vascular and neurovascular therapies; patient monitoring products; and airway and ventilation products. It also includes sales of the following products outside the United States: nursing care; medical surgical; SharpSafetyTM; and original equipment manufacturer (OEM).

•	U.S. Medical Supplies includes sales of the following products in the United States: nursing care; medical surgical; SharpSafetyTM; and OEM.
We are also reporting our geographic sales primarily based on customer location rather than the location of the selling entity. We have restated prior period segment and geographic information to conform to the current year presentation.
Recent Development
On June 15, 2014, Covidien and Medtronic, Inc. announced that they have entered into a definitive agreement under which Medtronic has agreed to acquire Covidien in a cash-and-stock transaction. Under the agreement, each outstanding ordinary share of Covidien will be converted into the right to receive $35.19 in cash and 0.956 of an ordinary share of Medtronic plc (a newly formed Irish company) (New Medtronic). Cash will be paid in lieu of any fractional share amounts. The consummation of the transaction is subject to certain conditions, including the effectiveness of the registration statement filed in connection with the transaction and approvals by Medtronic and Covidien shareholders. In addition, the proposed transaction requires regulatory clearances in the United States, the European Union, China and certain other countries. The transaction is expected to close in the fourth calendar quarter of 2014 or early calendar 2015. If the transaction agreement is terminated under certain circumstances, Covidien may be obligated to reimburse certain expenses of Medtronic, in an amount up to approximately $429 million.
Legal and Environmental Charges
We are currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two of our subsidiaries have supplied pelvic mesh products to one of the manufacturers named in the litigation and we are indemnifying that manufacturer on certain claims. During the quarter ended June 27, 2014, we received additional information regarding the nature of the claims and potential exposure based on access to medical records, settlements by other manufacturers and discussions with plaintiff attorneys, including discussions regarding potential future cases. Accordingly, we recorded a $181 million legal charge to increase our estimated indemnification obligation related to this matter, which is included in selling, general and administrative expenses for both the quarter and nine months ended June 27, 2014. Note 17 to our condensed consolidated financial statements provides additional information regarding this products liability matter.
We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The most significant of these liabilities pertains to a site in Orrington, Maine. Following a court decision affirming a compliance order issued by the Maine Board of Environmental Protection, we recorded a $65 million charge for the estimated incremental costs of implementing the compliance order. This charge is included in selling, general and administrative expenses in the consolidated statements of income for the nine months ended June 27, 2014. Note 17 to our condensed consolidated financial statements provides additional information regarding this environmental matter.

Exit of Renal Denervation Program
In connection with management’s regular review of strategic programs and growth potential for our product portfolio, management decided to exit our OneShot™ renal denervation program associated with the fiscal 2012 acquisition of Maya Medical. This decision was primarily driven by slower than expected development of the renal denervation market.
The following table summarizes the financial impact the decision to exit our renal denervation program had on our results of operations for the first quarter of fiscal 2014, which are included in our results of operations for the nine months ended June 27, 2014:

(Dollars in Millions)
Impairment of completed technology	$28
Other pre-tax charges(1)	7
Reversal of contingent consideration	(26)
Total pre-tax charges	9
Income tax benefit on pre-tax charges	(11)
Income tax expense on contingent consideration reversal	2
Write-off of prepaid tax asset	22
Net income tax expense	13
Total charges, net of income tax expense	$22

(1)	Other pre-tax charges primarily relate to the write-down of inventory and contract cancellation.
During the first quarter of fiscal 2014, we determined that the post-market clinical trial associated with the radiofrequency energy-based renal denervation device (RF Device) to treat hypertension would not be successfully completed within the required timeframe. Accordingly, we reversed the $20 million contingent consideration liability associated with the achievement of this milestone. In addition, as a result of our decision to exit our renal denervation program, we reversed $6 million of contingent consideration liabilities that were primarily associated with the achievement of revenue targets for the RF Device. During the second quarter of fiscal 2014, we recorded additional charges associated with exiting our renal denervation program, the amount of which was insignificant and primarily related to employee severance and benefits costs included in restructuring and related charges, net in the consolidated statement of income for the nine months ended June 27, 2014.
Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, was enacted into law in the United States. This legislation imposes a 2.3% excise tax on the sale in the United States of certain medical devices by a manufacturer, producer or importer of such devices starting after December 31, 2012. We estimate that the medical device tax will be between $60 and $65 million in fiscal 2014. During the quarter and nine months ended June 27, 2014, our medical device tax was $16 million and $47 million, respectively. During the quarter and nine months ended June 28, 2013, our medical device tax was $12 million and $30 million, respectively.
Acquisitions
During the first nine months of fiscal 2014, we acquired:

•	Given Imaging Ltd.—a developer of gastrointestinal medical devices, for cash of $1.033 billion ($925 million, net of cash acquired);

•
New Wave Surgical Corporation (New Wave)—a manufacturer of an endoscopic visualization system for use during laparoscopic procedures, for total consideration of $114 million ($113 million, net of cash acquired), comprised of cash of $111 million ($110 million, net of cash acquired) and debt assumed of $3 million, which was subsequently repaid;

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

•
Three other businesses for total consideration of $128 million, comprised of upfront cash payments totaling $94 million; debt assumed of $1 million, which was subsequently repaid; and the fair value of contingent consideration of $33 million. The contingent consideration, which could total a maximum of $192 million, consists of milestone payments related to the achievement of revenue targets.

Divestiture
In January 2014, we sold our biosurgery sealant product line within our Medical Devices segment because it was not aligned with our long-term strategic objectives. In connection with this transaction, we received $227 million in cash and recorded a pre-tax gain of $107 million during the nine months ended June 27, 2014. These amounts include a $4 million adjustment recorded during the quarter ended June 27, 2014 related to a milestone payment we were required to make under a license arrangement entered into during fiscal 2009. In addition to the cash received at the time of sale, we may receive up to $30 million, contingent upon the achievement of certain performance measures. This product line generated approximately $65 million of sales in fiscal 2013.
Restructuring Initiatives
In fiscal 2013, we launched a restructuring program designed to improve our cost structure. This program includes actions across our segments and corporate. Such actions include, among other things, reducing corporate expenses, expanding the use of shared services in low-cost locations, outsourcing services where appropriate, streamlining our organizational structure, consolidating manufacturing locations, consolidating and optimizing distribution centers and expanding low-cost country sourcing. We expect to incur aggregate charges between $350 million and $450 million associated with these actions, of which approximately $100 million is estimated to be non-cash charges associated with facility closures. The remaining amount is expected to relate primarily to severance and termination costs, which we plan to fund using cash generated from operations. These charges, which are recorded as the specific actions required to execute on these initiatives are identified and approved, are expected to be incurred through fiscal 2018. Management is targeting savings from this program of $250 million to $300 million on an annualized basis once the program is completed. As of June 27, 2014, we had incurred $112 million of net restructuring and related charges under this program since its inception. This program excludes restructuring actions associated with acquisitions.
In fiscal 2011, we launched a $275 million restructuring program designed to improve our cost structure. This program includes actions across our segments and corporate and excludes restructuring actions associated with acquisitions. Charges totaling approximately $50 million recorded under this program by our former Pharmaceuticals segment have been reclassified to discontinued operations. Accordingly, aggregate charges of approximately $225 million are expected to relate to our continuing operations. These charges, which are recorded as the specific actions required to execute on these initiatives are identified and approved, are expected to be incurred by the end of fiscal 2015. Savings from this program are estimated to be approximately $260 million on an annualized basis once the program is completed. As of June 27, 2014, we had incurred $179 million of net restructuring and related charges under this program since its inception. Additional information regarding restructuring and related charges is provided in “Results of Operations—Restructuring and related charges, net” and note 6 to our condensed consolidated financial statements.

Results of Operations
Quarters and Nine Months Ended June 27, 2014 and June 28, 2013
Net sales
Net sales by reportable segment were as follows:

	Quarter Ended					Nine Months Ended
(Dollars in Millions)	June 27, 2014	June 28, 2013	Percent change	Currency impact	Operational growth (1)	June 27, 2014	June 28, 2013	Percent change	Currency impact	Operational growth (1)
Medical Devices	$2,302	$2,189	5%	—%	5%	$6,752	$6,514	4%	(1)%	5%
U.S. Medical Supplies	386	389	(1)	—	(1)	1,173	1,161	1	—	1
Total Covidien	$2,688	$2,578	4	—	4	$7,925	$7,675	3	(2)	5

(1)
Operational growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.”

Net sales in the third quarter of fiscal 2014 increased $110 million, or 4%, to $2.688 billion, compared with $2.578 billion in the third quarter of fiscal 2013. Net sales for the first nine months of fiscal 2014 increased $250 million, or 3%, to $7.925 billion, compared with $7.675 billion in the first nine months of fiscal 2013. The increases in net sales for both periods were driven by increased sales volume and product mix, as well as the impact of the acquisitions, particularly the acquisition of Given Imaging. These increases in net sales were partially offset by the impact of pricing pressure and the divestiture of our biosurgery sealant product line. In addition, the increase in net sales for the nine month period was partially offset by the unfavorable impact of currency exchange fluctuations of $97 million. The primary exchange rate movement that negatively impacted our consolidated net sales growth for the first nine months of fiscal 2014 was the U.S. dollar compared to the Japanese yen, partially offset by the favorable exchange rate movement of the Euro.
The increases in net sales for our Medical Devices segment in both the third quarter and first nine months of fiscal 2014 was driven by sales growth for vessel sealing and stapling products and the impact of the Given Imaging acquisition. During the third quarter of fiscal 2014, the decrease in sales for our U.S. Medical Supplies segment primarily resulted from a decline in sales of enteral feeding products. This decrease was partially offset by sales of SharpSafetyTM products, largely resulting from a competitive shortage of pre-filled syringes and more favorable pricing. During the first nine months of fiscal 2014, the increase in sales for our U.S. Medical Supplies segment was primarily driven by increased sales of SharpSafetyTM and incontinence products.
Net sales by major product line were as follows:

	Quarter Ended					Nine Months Ended
(Dollars in Millions)	June 27, 2014	June 28, 2013	Percent change	Currency impact	Operational growth (1)	June 27, 2014	June 28, 2013	Percent change	Currency impact	Operational growth (1)
Advanced Surgical	$914	$810	13%	—%	13%	$2,602	$2,374	10%	(1)%	11%
General Surgical	391	403	(3)	—	(3)	1,177	1,199	(2)	(1)	(1)
Surgical Solutions	1,305	1,213	8	1	7	3,779	3,573	6	(1)	7

Peripheral Vascular	304	305	—	—	—	917	910	1	(2)	3
Neurovascular	113	112	1	—	1	334	329	2	—	2
Vascular Therapies	417	417	—	—	—	1,251	1,239	1	(1)	2

Patient Monitoring	251	237	6	—	6	759	728	4	(1)	5
Airway & Ventilation	198	193	3	—	3	570	580	(2)	(2)	—
Nursing Care	249	254	(2)	—	(2)	766	762	1	(1)	2
Patient Care	268	264	2	—	2	800	793	1	(1)	2
Respiratory and Patient Care	966	948	2	—	2	2,895	2,863	1	(1)	2
Total Covidien	$2,688	$2,578	4	—	4	$7,925	$7,675	3	(2)	5

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

•	General Surgical, which primarily includes sales of surgical instruments, sutures and electrosurgery products.
Surgical Solutions net sales increased $92 million, or 8%, to $1.305 billion in the third quarter of fiscal 2014, compared with $1.213 billion in the third quarter of fiscal 2013 and increased $206 million, or 6%, to $3.779 billion in the first nine months of fiscal 2014, compared with $3.573 billion in the first nine months of fiscal 2013. Currency exchange had almost no impact on the third quarter, however reduced net sales by $45 million during the first nine months of fiscal 2014. Excluding the impact of currency exchange, Surgical Solutions sales growth for both the third quarter and first nine months of fiscal 2014 primarily resulted from increased sales of vessel sealing and stapling products within Advanced Surgical. The increase in sales of vessel sealing products was largely driven by prior year product launches, including LigaSure™ Blunt Tip and LigaSure Impact™, while the increase for stapling products was primarily driven by our Tri-Staple™ reloads outside the United States. In addition, the acquisition of Given Imaging in February 2014 contributed $50 million and $68 million of net sales in the third quarter and first nine months of fiscal 2014, respectively.
Within General Surgical, the sales decline for both the quarter and first nine months of fiscal 2014 primarily resulted from the sale of our biosurgery sealant product line in January 2014 and lower sales of surgical instruments. These declines were partially offset by the positive impact of the New Wave acquisition and increased sales of sutures and electrosurgery products.
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
Vascular Therapies net sales of $417 million in the third quarter of fiscal 2014 were level with the comparable prior year period. Within Peripheral Vascular, increased sales of chronic venous insufficiency and procedural support products were more than offset by decreased sales of renal denervation, dialysis and compression products. The decline in renal denervation sales resulted from our exit of this business in the first quarter of fiscal 2014. The decline in dialysis sales largely resulted from the impact of the recently enacted consumption tax in Japan. Finally, the decrease in compression sales resulted from a rebate adjustment.
Within Neurovascular, decreased sales of access delivery products were offset by sales growth of flow diversion products, despite the voluntary product recall of our Pipeline™ Embolization Device and Alligator™ Retrieval Device announced in April 2014. We were able to achieve this growth through launching our new Pipeline™ Flex Embolization Device in Europe, which allowed us to transfer unaffected inventory from Europe to the U.S. during the third quarter. We have been working to resolve this recall issue and submitted our first filing to the Food and Drug Administration on July 18, 2014. The timing of obtaining regulatory approval to get our products back on the market remains uncertain. While the recall is expected to have a negative effect on our sales and earnings in the fourth quarter of fiscal 2014, such impact could be material if it takes longer than expected to get the products back on the market and we are unable to mitigate the impact.
Vascular Therapies net sales increased $12 million, or 1%, to $1.251 billion in the first nine months of fiscal 2014, compared with $1.239 billion in the first nine months of fiscal 2013. Unfavorable currency exchange fluctuations decreased net sales by $17 million. Excluding the impact of currency exchange, sales growth for Vascular Therapies was primarily driven by increased sales of Peripheral Vascular products, namely chronic venous insufficiency and procedural support products, partially offset by decreased sales of renal denervation products and stents. In addition, Neurovascular sales increased across all product lines, with the exception of access and delivery.
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

Respiratory and Patient Care net sales increased $18 million to $966 million in the third quarter of fiscal 2014, compared with $948 million in the third quarter of fiscal 2013. This increase in sales was attributable to sales growth in Patient Monitoring and, to a lesser extent, Airway & Ventilation and Patient Care. Sales growth in Patient Monitoring primarily resulted from increased sales of capnography products and pulse oximetry sensors. Airway & Ventilation sales growth was largely due to increased sales of ventilators. Finally, Patient Care sales growth was primarily attributable to increased sales of SharpSafetyTM products, primarily resulting from a competitive shortage of pre-filled syringes and more favorable pricing. These increases in Respiratory and Patient Care sales were partially offset by a decline in sales for enteral feeding products within Nursing Care.
Respiratory and Patient Care net sales increased $32 million to $2.895 billion in the first nine months of fiscal 2014, compared with $2.863 billion the first nine months of fiscal 2013. Unfavorable currency exchange fluctuations decreased net sales by $35 million. Excluding the impact of currency exchange, the increase in sales was primarily driven by Patient Monitoring and, to a lesser extent, Patient Care and Nursing Care. Sales growth in Patient Monitoring primarily resulted from increased sales of capnography products and, to a lesser extent, advanced parameter and pulse oximetry sensors. Patient Care sales growth was primarily due to increased sales of SharpSafetyTM products resulting from more a competitive shortage of pre-filled syringes and more favorable pricing. Finally, sales growth in Nursing Care was largely due to increased sales of enteral feeding and incontinence products.
Net sales by geographic area, based primarily on the location of the customer, were as follows:

	Quarter Ended					Nine Months Ended
(Dollars in Millions)	June 27, 2014	June 28, 2013	Percent change	Currency impact	Operational growth(1)	June 27, 2014	June 28, 2013	Percent change	Currency impact	Operational growth(1)
United States	$494	$466	6%	—%	6%	$1,421	$1,362	4%	—%	4%
Non-U.S. Developed Markets(2)	561	517	9	2	7	1,631	1,563	4	(2)	6
Emerging Markets(3)	250	230	9	(3)	12	727	648	12	(4)	16
Surgical Solutions	1,305	1,213	8	1	7	3,779	3,573	6	(1)	7
United States	234	233	—	—	—	697	689	1	—	1
Non-U.S. Developed Markets(2)	125	126	(1)	—	(1)	381	384	(1)	(3)	2
Emerging Markets(3)	58	58	—	(2)	2	173	166	4	(3)	7
Vascular Therapies	417	417	—	—	—	1,251	1,239	1	(1)	2
United States	597	585	2	—	2	1,791	1,759	2	—	2
Non-U.S. Developed Markets(2)	262	267	(2)	—	(2)	808	825	(2)	(3)	1
Emerging Markets(3)	107	96	11	(3)	14	296	279	6	(4)	10
Respiratory and Patient Care	966	948	2	—	2	2,895	2,863	1	(1)	2
United States	1,325	1,284	3	—	3	3,909	3,810	3	—	3
Non-U.S. Developed Markets(2)	948	910	4	1	3	2,820	2,772	2	(2)	4
Emerging Markets(3)	415	384	8	(3)	11	1,196	1,093	9	(4)	13
Total Covidien	$2,688	$2,578	4	—	4	$7,925	$7,675	3	(2)	5

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

United States—Net sales in the United States increased $41 million, or 3%, during the third quarter of fiscal 2014, compared with the third quarter of fiscal 2013. This increase in sales was primarily driven by Surgical Solutions and, to a lesser extent, Respiratory and Patient Care. The increase in sales within Surgical Solutions primarily resulted from the acquisition of Given Imaging and increased sales of vessel sealing products, partially offset by the impact of the divestiture of our biosurgery sealant product line. Sales growth in Respiratory and Patient Care was mainly due to increased sales of capnography products and pulse oximetry sensors. Higher SharpSafetyTM product sales resulting from more favorable pricing, also contributed to the sales growth for Respiratory and Patient Care. These increases in net sales for Respiratory and Patient Care were partially offset by a decrease in sales of enteral feeding products.
Net sales in the United States increased $99 million, or 3%, during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013. This increase was due to sales growth in Surgical Solutions and Respiratory and Patient Care. Increased sales of Surgical Solutions primarily resulted from the impact of the acquisition of Given Imaging and increased sales of vessel sealing products, partially offset by the impact of the divestiture of our biosurgery sealant product line and decreased sales of surgical instruments. Sales growth in Respiratory and Patient Care was primarily due to increased sales of capnography, SharpSafetyTM and incontinence products, partially offset by a decline in monitor sales.
Non-U.S. Developed Markets—Net sales in Non-U.S. Developed Markets increased $38 million, or 4%, during the third quarter of fiscal 2014, compared with the third quarter of fiscal 2013. Favorable currency increased net sales by $12 million. Excluding the impact of currency exchange, the increase in sales was primarily driven by Surgical Solutions and resulted largely from the Given Imaging acquisition. Increased sales of vessel sealing and stapling products, primarily in Western Europe, also contributed to Surgical Solutions sales growth. These increases were partially offset by decreased sales in Japan primarily resulting from the impact of the recently enacted Japanese consumption tax and the launch of a stapling product by a competitor.
Net sales in Non-U.S. Developed Markets increased $48 million, or 2%, during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013. Unfavorable currency exchange fluctuations decreased net sales by $57 million. Excluding the impact of currency exchange, the increase in sales primarily resulted from sales growth in Surgical Solutions, driven by stapling and vessel sealing products. The Given Imaging acquisition also resulted in higher sales. These increases were partially offset by decreased sales of ventilators and airway products in Western Europe and Japan and declines in sales of neurovascular products, particularly in Western Europe.
Emerging Markets—Net sales in Emerging Markets increased $31 million, or 8%, during the third quarter of fiscal 2014, compared with the third quarter of fiscal 2013. Unfavorable currency exchange fluctuations decreased net sales by $12 million. Excluding the impact of currency exchange, the increase in sales was primarily driven by Surgical Solutions and Respiratory and Patient Care. Surgical Solutions sales growth primarily resulted from increased sales of stapling products, primarily in Asia, and, to a lesser extent, increased sales of vessel sealing products and sutures across all regions. The sales growth in Respiratory and Patient Care primarily resulted from increased sales of ventilators across all regions.
Net sales in Emerging Markets increased $103 million, or 9%, during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013. Unfavorable currency exchange fluctuations decreased net sales by $40 million. Excluding the impact of currency exchange, the increase in sales was due to growth in all product groups. Surgical Solutions sales growth primarily resulted from increased sales of stapling and vessel sealing products in Eastern Europe and Asia and increased sales of sutures across all regions. The sales growth in Respiratory and Patient Care primarily resulted from increased sales of sensors across all regions and increased ventilator sales in Latin America and Asia. Finally, the sales growth in Vascular Therapies was primarily driven by increased sales of neurovascular stents in Asia.
Operating Expenses
A summary of certain operating expenses were as follows:

	Quarter Ended				Nine Months Ended
	June 27, 2014		June 28, 2013		June 27, 2014		June 28, 2013
(Dollars in Millions)	$ Amount	% of Net Sales	$ Amount	% of Net Sales	$ Amount	% of Net Sales	$ Amount	% of Net Sales
Cost of goods sold	$1,104	41.1%	$1,045	40.5%	$3,260	41.1%	$3,077	40.1%
Selling, general and administrative expenses	1,034	38.5	853	33.1	2,780	35.1	2,505	32.6
Research and development expenses	137	5.1	129	5.0	397	5.0	362	4.7

Cost of goods sold—Cost of goods sold was 41.1% and 40.5% of net sales in the third quarter of fiscal 2014 and 2013, respectively. The increase in cost of goods sold as a percent of net sales during the current year period primarily resulted from pricing pressure and increased freight and warehousing costs at one of our non-U.S. distribution centers, partially offset by manufacturing cost reductions, as well as increased sales volume and a more favorable product mix.
Cost of goods sold was 41.1% and 40.1% of net sales in the first nine months of fiscal 2014 and 2013, respectively. The increase in cost of goods sold as a percent of net sales during the first nine months of fiscal 2014 primarily resulted from pricing pressure, unfavorable currency exchange fluctuations, and higher freight and warehousing costs at one of our non-U.S. distribution centers. These increases were partially offset by increased sales volume and a more favorable product mix.
Selling, general and administrative expenses—Selling, general and administrative expenses in the third quarter of fiscal 2014 increased $181 million, or 21.2%, to $1.034 billion, compared with $853 million in the third quarter of fiscal 2013. This increase was primarily driven by the $181 million legal charge recorded during the current quarter related to an increase in our estimated indemnification obligation for certain pelvic mesh products liability cases. In addition, increased expenses resulting from acquisitions and continued investments in our sales and marketing presence in Emerging Markets were offset by the impact of cost savings initiatives. As a percentage of our net sales, selling, general and administrative expenses were 38.5% for the third quarter of fiscal 2014, compared with 33.1% for the third quarter of fiscal 2013.
Selling, general and administrative expenses increased $275 million, or 11.0%, to $2.780 billion in the first nine months of fiscal 2014, compared with $2.505 billion in the first nine months of fiscal 2013. This increase was largely attributable to the $181 million legal charge noted above; sales force expansion, primarily in Emerging Markets; a $65 million environmental charge associated with a site in Orrington, Maine; acquisitions; and charges incurred in connection with the discontinuance of our renal denervation program. These increases in selling, general and administrative expenses were partially offset by the impact of cost savings initiatives and the reversal of contingent consideration liabilities associated with the fiscal 2012 acquisition of Maya Medical. As a percentage of our net sales, selling, general and administrative expenses were 35.1% for the first nine months of fiscal 2014, compared with 32.6% for the first nine months of fiscal 2013.
Research and development expenses—Research and development expenses increased $8 million, or 6.2%, to $137 million in the third quarter of fiscal 2014, compared with $129 million in the third quarter of fiscal 2013. This increase was primarily due to spending resulting from recent acquisitions. As a percentage of our net sales, research and development expenses were 5.1% and 5.0% for the third quarter of fiscal 2014 and 2013, respectively.
Research and development expenses increased $35 million, or 9.7% to $397 million in the first nine months of fiscal 2014, compared with $362 million in the first nine months of fiscal 2013. This increase was primarily due to spending on drug coated balloon treatment for peripheral arterial diseases and, to a lesser extent, recent acquisitions. As a percentage of our net sales, research and development expenses were 5.0% and 4.7% for the first nine months of fiscal 2014 and 2013, respectively.
Restructuring and related charges, net—During the third quarter and first nine months of fiscal 2014, we recorded net restructuring and related charges of $45 million and $121 million, respectively, of which charges of $2 million and $5 million, respectively, related to accelerated depreciation and were included in cost of goods sold. The remaining $43 million and $116 million for the third quarter and first nine months of fiscal 2014, respectively, primarily related to severance and employee benefit costs incurred under our 2013 program to reorganize our European operations and, to a lesser extent, costs incurred as a result of acquisitions.
During the third quarter and first nine months of fiscal 2013, we recorded net restructuring and related charges of $10 million and $73 million, respectively, of which charges of $1 million and $2 million, respectively, related to accelerated depreciation and were included in cost of goods sold. The remaining $9 million and $71 million for the third quarter and first nine months of fiscal 2013, respectively, primarily related to severance and employee benefit costs incurred under our 2011 program.
Segment Operating Income
Refer to note 3 for a summary of financial results by segment. The following is a summary of significant factors impacting segment financial results.
Medical Devices—Operating income for the third quarter of fiscal 2014 increased $42 million to $652 million, compared with $610 million in the third quarter of fiscal 2013. Operating margin was 28.3% for the third quarter of fiscal 2014, compared with 27.9% for the third quarter of fiscal 2013. The increase in operating income and margin was primarily due to the gross profit resulting from increased sales and the impact of cost savings initiatives. These increases to operating income were partially offset by pricing pressure, the impact of recent acquisitions and investments in sales force expansion in Emerging Markets.

Operating income for the first nine months of fiscal 2014 increased $49 million to $1.920 billion, compared with $1.871 billion in the first nine months of fiscal 2013. Operating margin was 28.4% for the first nine months of fiscal 2014, compared with 28.7% for the first nine months of fiscal 2013. The increase in operating income was primarily due to the gross profit resulting from increased sales and the impact of cost savings initiatives. These increases to operating income were partially offset by investments in sales force expansion in Emerging Markets, the impact of recent acquisitions and increased spending on development of a drug coated balloon treatment for peripheral arterial diseases. The increases in operating expenses, coupled with pricing pressure, resulted in a decrease in operating margin for the segment.
U.S. Medical Supplies—Operating income for the third quarter of fiscal 2014 increased $8 million to $47 million, compared with $39 million in the third quarter of fiscal 2013. Operating margin was 12.2% for the third quarter of fiscal 2014, compared with 10.0% for the third quarter of fiscal 2013. The increases in operating income and margin primarily resulted from decreased manufacturing costs, partially offset by pricing pressure.
Operating income for the first nine months of fiscal 2014 decreased $7 million to $125 million, compared with $132 million in the first nine months of fiscal 2013. Operating margin was 10.7% for the first nine months of fiscal 2014, compared with 11.4% for the first nine months of fiscal 2013. The decreases in operating income and margin primarily resulted from increased manufacturing costs, including freight and warehousing, pricing pressure and the medical device tax, which was not effective for us until the second quarter of fiscal 2013. These decreases were partially offset by the favorable sales performance for the overall segment discussed under “Net Sales.”
Corporate—Corporate expenses were $90 million and $95 million for the third quarter of fiscal 2014 and 2013, respectively. The $5 million decrease in corporate expenses primarily resulted from an impairment of property, plant and equipment associated with a software development project in the prior period and lower professional fees in the current year. These decreases in corporate expenses were partially offset by higher legal expenses.
Corporate expenses were $277 million and $274 million for the first nine months of fiscal 2014 and 2013, respectively. The $3 million increase in corporate expenses primarily resulted from higher legal expenses and costs associated with employee compensation programs, partially offset by lower finance departmental costs and professional fees.
Non-Operating Items
Interest Expense and Interest Income—Interest expense decreased $5 million to $48 million in the third quarter of fiscal 2014, compared with $53 million in the third quarter of fiscal 2013. This decrease resulted from the impact of interest rate swaps entered into during fiscal 2014. Note 13 to our condensed consolidated financial statements contains additional information regarding these swaps. Interest expense was $155 million for the first nine months of both fiscal 2014 and 2013.
During the third quarter of fiscal 2014 and 2013, interest income was $4 million and $2 million, respectively. Interest income was $12 million and $7 million for the first nine months of fiscal 2014 and 2013, respectively. The increases in interest income for both fiscal 2014 periods, compared to the same prior year periods, resulted from the favorable impact of interest on previously collected receivables.
Other (Expense) Income, Net—During the third quarter of fiscal 2014, we recorded other expense of $14 million and a corresponding decrease to our receivable from Tyco International Ltd. and TE Connectivity Ltd. During the first nine months of fiscal 2014, we recorded other income, net of $86 million, which includes income resulting from a net increase to our receivable from Tyco International and TE Connectivity of $80 million. The expense and income resulting from changes in the receivable from Tyco International and TE Connectivity primarily reflect 58% of the interest and other income taxes payable amounts released or recorded that are subject to the Tyco tax sharing agreement. The $80 million for the first nine months of fiscal 2014 also included $25 million of income for our portion of Tyco International’s settlement of contract claims under a 2002 tax agreement with CIT Group Inc., a former subsidiary of Tyco International.
During the third quarter and first nine months of fiscal 2013, we recorded other income of $56 million and $74 million, respectively. Other income for the third quarter and first nine months of fiscal 2013 includes income of $44 million and $49 million, respectively, and corresponding increases to our receivable from Tyco International and TE Connectivity. These amounts reflect 58% of the interest and other income taxes payable amounts recorded that are subject to the Tyco tax sharing agreement. In addition, other income for the third quarter and first nine months of fiscal 2013 includes a gain on investment of $12 million and $21 million, respectively. Other income for the first nine months of fiscal 2013 also includes a $4 million gain resulting from the demutualization of an insurance carrier.
Income Tax Expense—Income tax expense was $2 million and $147 million on income from continuing operations before income taxes of $308 million and $547 million for the third quarter of fiscal 2014 and 2013, respectively. This resulted in effective tax rates of 0.6% and 26.9% for the third quarter of fiscal 2014 and 2013, respectively. The substantial decrease in our effective tax rate primarily resulted from a favorable non-U.S. audit settlement in the current period, compared with charges recorded in the prior period in connection with the potential settlement of certain tax matters within the 2005 through 2007 audit cycle.
Income tax expense was $277 million and $350 million on income from continuing operations before income taxes of $1.422 billion and $1.586 billion for the first nine months of fiscal 2014 and 2013, respectively. This resulted in effective tax rates of 19.5% and 22.1% for the first nine months of fiscal 2014 and 2013, respectively. The decrease in our effective tax rate primarily resulted from a favorable non-U.S. audit settlement and the absence of taxable gains generated in connection with the restructuring of legal entities in advance of the 2013 separation. These decreases in our effective tax rate were partially offset by an increase in charges recorded in connection with the potential settlement of certain tax matters within the 2005 through 2007 audit cycle.
Discontinued Operations—The historical results of operations of our former Pharmaceuticals business have been presented as discontinued operations in the prior year condensed consolidated statements of income and comprehensive income. Discontinued operations include the results of Mallinckrodt’s business except for certain corporate overhead costs and other allocations, which remain in continuing operations. Discontinued operations also include costs we incurred to separate Mallinckrodt. The prior year statement of cash flows has not been adjusted to reflect the effect of the 2013 separation.
Net sales and (loss) income from Mallinckrodt’s operations and adjustments to the loss recorded on prior dispositions were as follows:

(Dollars in Millions)	Quarter Ended June 28, 2013	Nine Months Ended June 28, 2013
Net sales	$556	$1,618
(Loss) income from operations, net of tax expense of $19 and $58(1)	$(4)	$94
Loss on dispositions, net of tax of $— and $—	—	(2)
(Loss) income from discontinued operations, net of income taxes	$(4)	$92

(1) Includes pre-tax charges incurred in connection with the activities taken to complete the 2013 separation and to build out Mallinckrodt’s corporate infrastructure totaling $69 million and $124 million for the quarter and nine months ended June 28, 2013, respectively.
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

A summary of our cash flows from operating, investing and financing activities is provided in the following table:

	Nine Months Ended
(Dollars in Millions)	June 27, 2014	June 28, 2013
Net cash provided by (used in):
Operating activities	$1,237	$1,387
Investing activities	(1,197)	(614)
Financing activities	(667)	(472)
Effect of currency exchange rate changes on cash and cash equivalents	(13)	(48)
Net (decrease) increase in cash and cash equivalents	$(640)	$253
Operating Activities
Net cash provided by operating activities of $1.237 billion for the first nine months of fiscal 2014 was primarily attributable to net income, as adjusted for depreciation, amortization and net gain on divestiture, partially offset by a working capital outflow of $288 million. The working capital outflow was driven largely by a $537 million decrease in income taxes payable, partially offset by a $277 million increase in other working capital. The decrease in income taxes payable primarily resulted from a $680 million advance payment that we made to the IRS in connection with the proposed settlements of U.S. tax audits for the years 2005 through 2007. The increase in other working capital primarily resulted from the $355 million reimbursement we received from Tyco International and TE Connectivity for this tax payment under the Tyco tax sharing agreement. Additionally, the increase in accounts receivable resulting from increased sales was offset by collections of $115 million from the Spanish government in February 2014, which related to invoices issued prior to June 2013.
Net cash provided by operating activities of $1.387 billion for the first nine months of fiscal 2013 was primarily attributable to net income, as adjusted for depreciation and amortization, partially offset by a working capital outflow of $623 million. The working capital outflow was driven largely by a decrease in accrued and other liabilities of $256 million and an increase in accounts receivable of $243 million. The decrease in accrued and other liabilities was predominantly related to the annual payout of cash bonuses for performance in the prior fiscal year and interest payments. In addition, we made $50 million in voluntary pension contributions during the first nine months of fiscal 2013. This payment was primarily made to provide additional funding to Mallinckrodt plans prior to Mallinckrodt’s separation from Covidien.
Investing Activities
Net cash used in investing activities was $1.197 billion and $614 million for the first nine months of fiscal 2014 and 2013, respectively.
Acquisitions and Divestiture—During the first nine months of fiscal 2014, we paid cash of $1.219 billion to acquire seven businesses, of which $925 million was for the acquisition of Given Imaging. In addition, during the first nine months of fiscal 2014, we received net cash proceeds of $227 million for the sale of our biosurgery sealant product line.
During the first nine months of fiscal 2013, we paid cash of $248 million for acquisitions, $110 million of which was for the acquisition of CV Ingenuity; $88 million of which was for the acquisition of CNS Therapeutics, Inc., which was acquired by our former Pharmaceuticals segment; and $50 million of which was for the acquisition of Nfocus Neuromedical, Inc.
Capital Spending—Capital expenditures were $256 million and $369 million for the first nine months of fiscal 2014 and 2013, respectively. The decrease in capital expenditures was primarily due to the 2013 separation. For the full year fiscal 2014, we expect capital expenditures to be in the range of $375 million to $400 million, which we expect to fund using cash generated from operations.
Financing Activities
Net cash used in financing activities was $667 million and $472 million for the first nine months of fiscal 2014 and 2013, respectively.
Debt Issuances—During the first nine months of fiscal 2014, we issued $14 million of debt. During the first nine months of fiscal 2013, we issued debt for net proceeds of approximately $1.629 billion, of which $886 million was issued by Mallinckrodt International Finance S.A., which became a wholly-owned subsidiary of Mallinckrodt upon separation. We used a portion of these proceeds to fund the redemption of all our outstanding $500 million 1.9% notes due June 2013. In addition, we transferred $180 million of the proceeds to Mallinckrodt in connection with the separation.

Dividend Payments—Dividend payments were $433 million during the first nine months of fiscal 2014, compared with $368 million during the first nine months of fiscal 2013.
Share Repurchases and Option Exercises—We repurchased approximately 5.6 million shares for $378 million during the first nine months of fiscal 2014 and approximately 17.0 million shares for $1.072 billion during the first nine months of fiscal 2013 under our share buyback program. We also repurchased shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and to settle certain option exercises. We spent $15 million and $10 million to acquire shares in connection with these equity-based awards during the first nine months of fiscal 2014 and 2013, respectively. Due to restrictions in the Medtronic transaction agreement entered into in June 2014 and under the Irish Takeover Rules, we currently do not expect to make any further purchases under our $3.0 billion share repurchase program.
Share repurchases were somewhat offset by proceeds from option exercises of $150 million and $206 million during the first nine months of fiscal 2014 and 2013, respectively.
Free Cash Flow
We returned 67% and 105% of our operating cash flow to shareholders during the first nine months of fiscal 2014 and 2013, respectively, through a combination of both dividend payments and share repurchases. Free cash flow returned to shareholders was 84% and 142% for the first nine months of fiscal 2014 and 2013, respectively.
Free cash flow was $981 million for the first nine months of fiscal 2014, compared with $1.018 billion for the first nine months of fiscal 2013. During the first nine months of fiscal 2014, we made a net payment of $337 million related to pre-separation tax matters under the Tyco tax sharing agreement for the anticipated settlement of the 2005 through 2007 audit cycle discussed under “Commitments and Contingencies—Income Taxes.” This decrease in free cash flow was partially offset by $115 million in collections from the Spanish government in February 2014, which related to invoices issued prior to June 2013, a $113 million decrease in capital expenditures and a $50 million voluntary contribution to our pension plans during the prior period.
Free cash flow is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.” Reconciliations between net cash provided by operating activities (the most comparable U.S. GAAP measure) and free cash flow are as follows:

	Nine Months Ended
(Dollars in Millions)	June 27, 2014	June 28, 2013
Net cash provided by operating activities	$1,237	$1,387
Capital expenditures	(256)	(369)
Free cash flow	$981	$1,018
Capitalization
Shareholders’ equity was $9.954 billion at June 27, 2014, compared with $9.242 billion at September 27, 2013. The increase in shareholders’ equity was primarily due to net income of $1.145 billion, partially offset by share repurchases of $393 million and dividends declared of $289 million.
The following table contains several key measures to gauge our financial condition and liquidity at the end of each period:

(Dollars in Millions)	June 27, 2014	September 27, 2013
Cash and cash equivalents	$1,228	$1,868
Current maturities of long-term debt	1,007	11
Long-term debt	4,042	5,018
Total debt	5,049	5,029
Shareholders’ equity	9,954	9,242
Debt-to-total capital ratio	34%	35%
As of June 27, 2014, our cash and cash equivalents were held principally in subsidiaries which are located throughout the world. Under current laws, substantially all of these amounts can be repatriated to our Luxembourg subsidiary, Covidien

International Finance S.A., which is the obligor of substantially all of our debt, and to our Irish parent company; however, the repatriation of these amounts could subject us to additional tax costs. We provide for tax liabilities in our financial statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested outside of Ireland. Our current plans do not demonstrate a need to repatriate earnings that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.
We have a $1.5 billion five-year unsecured senior revolving credit facility, which expires in 2019. In addition, we may increase this facility by up to $500 million to a maximum of $2.00 billion provided certain conditions are met. We are required to maintain an available unused balance under our $1.5 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. We had no commercial paper outstanding at June 27, 2014 and September 27, 2013. In addition, no amount was outstanding under our credit facility at the end of either period.
Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.
We are required to maintain an available unused balance under our $1.5 billion revolving credit facility sufficient to support amounts outstanding under our commercial paper program. We had no commercial paper outstanding at June 27, 2014 and September 27, 2013.
Dividends
On July 16, 2014, the board of directors declared a quarterly cash dividend of $0.32 per share to shareholders of record at the close of business on July 29, 2014. The dividend is payable on August 19, 2014. The Medtronic transaction agreement limits any future dividends to a maximum of $0.36 per share per quarter without prior written consent from Medtronic.
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
Guarantees
In connection with our 2007 separation from Tyco International and TE Connectivity, we entered into guarantee commitments and indemnifications with Tyco International and TE Connectivity related to certain contingent tax liabilities. Current and non-current liabilities totaling $577 million relating to these guarantees were included on our condensed consolidated balance sheet at June 27, 2014, a substantial portion of which is classified as non-current.
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

Off-Balance Sheet Arrangements
As of June 27, 2014, we had various outstanding letters of credit and guarantee and surety bonds totaling $183 million, none of which were individually significant.
Income Taxes
At June 27, 2014, we are the primary obligor to the taxing authorities for $1.104 billion of tax liabilities that are recorded on our condensed consolidated balance sheet, of which $814 million relates to periods prior to our 2007 separation from Tyco International and is shared with Tyco International and TE Connectivity pursuant to the Tyco tax sharing agreement. However, the actual amounts that we may be required to ultimately accrue or pay under the Tyco tax sharing agreement could vary depending upon the outcome of the unresolved tax matters, some of which may not be resolved for several years.
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
During the quarter ended June 27, 2014, we made a $680 million advance payment to the IRS in connection with the anticipated settlement of the 2005 through 2007 audit cycle, which otherwise remains open and subject to further examination by the IRS. This payment was comprised of $465 million of tax and $215 million of interest. Pursuant to the Tyco tax sharing agreement, we received reimbursement payments totaling $355 million from Tyco International and TE Connectivity during the quarter ended June 27, 2014. In addition, we reimbursed Tyco International and TE Connectivity $12 million for our portion of their advance payments.
We estimate that within the next 12 months, our uncertain tax positions, excluding interest, could decrease by as much as $135 million as a result of the resolution of tax matters arising from the 1997 through 2007 U.S. audits, non-U.S. audits and other settlements or statute of limitations expirations.
Pursuant to the terms of the Tyco tax sharing agreement, we have recorded a current and non-current receivable from Tyco International and TE Connectivity totaling $361 million as of June 27, 2014. This amount primarily reflects 58% of our contingent tax liabilities that are subject to the Tyco tax sharing agreement. If Tyco International and TE Connectivity default on their obligations to us under the Tyco tax sharing agreement, however, we would be liable for the entire amount of such liabilities. Additional information regarding the Tyco tax sharing agreement is provided in note 15 to our condensed consolidated financial statements.

Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents, derivative financial instruments and accounts receivable. We invest excess cash in deposits or money market funds and diversify the concentration of cash among different financial institutions that have at least an A- credit rating. Counterparties to our derivative financial instruments are limited to major financial institutions with at least a Standard & Poor’s and Moody’s long-term debt rating of A-/A3. While we do not require collateral or other security to be furnished by the counterparties to our derivative financial instruments, we minimize exposure to credit risk by dealing with a diversified group of major financial institutions and actively monitoring outstanding positions.
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
Our aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain, Italy and Portugal and as a percent of our total accounts receivable at the end of each period were as follows:

(Dollars in Millions)	June 27, 2014	September 27, 2013
Accounts receivable, net in Spain, Italy and Portugal	$326	$406
Percentage of total accounts receivable, net	21%	27%
Net sales to customers in Spain, Italy and Portugal totaled $162 million and $161 million during the quarters ended June 27, 2014 and June 28, 2013, respectively. Net sales to customers in Spain, Italy and Portugal totaled $469 million and $470 million during the nine months ended June 27, 2014 and June 28, 2013, respectively. Accounts receivable, net in Spain, Italy and Portugal over 365 days past due were $24 million and $54 million as of June 27, 2014 and September 27, 2013, respectively. In February 2014, we collected $115 million from the Spanish government, which related to invoices issued prior to June 2013.
Contingent Consideration
In connection with acquisitions, we may be required to pay future consideration that is contingent upon the achievement of certain milestones, such as revenue, regulatory or commercialization based milestones. As of the respective acquisition dates, we recorded contingent liabilities representing the estimated fair value of the contingent consideration we expected to pay. We remeasure these liabilities each reporting period and record changes in the fair value in our consolidated statements of income. Increases or decreases in the fair value of the contingent consideration liabilities can result from such things as changes in the timing, expected probability and/or amount of revenue estimates or changes in the expected probability and/or timing of achieving regulatory, commercialization or other milestones, as well as changes in discount rates and periods. During the first nine months of fiscal 2014, we recorded income totaling $36 million for reductions in the fair value of contingent consideration liabilities, primarily associated with our fiscal 2012 acquisition of Maya Medical.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.
We believe that our accounting policies for revenue recognition, goodwill, other intangible assets, contingent consideration, other contingencies, pension benefits, guarantees and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Current Report on Form 8-K filed on July 11, 2014.

Recently Issued Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board issued updated revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services to customers. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In addition, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for Covidien beginning in the first quarter of fiscal 2018 using one of two prescribed retrospective methods. Early adoption is not permitted. We are currently assessing the impact of this revenue recognition guidance on our consolidated financial statements.
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
We manage interest rate exposure through the use of interest rate swap transactions with financial institutions acting as principal counterparties to convert a portion of fixed-rate debt to variable-rate debt. These transactions are designated as fair value hedges. During the quarter ended June 27, 2014, we entered into interest rate swaps on $500 million principal amount of our 3.20% senior notes due 2022 and $500 million principal amount of our 2.95% senior notes due 2023. Under these contracts, we receive fixed amounts of interest applicable to the underlying notes and pay a floating amount based upon the three-month U.S. dollar London interbank offered rate, plus a margin. A 50 basis point increase or decrease in interest rates relative to interest rates as of June 27, 2014 would decrease or increase our annual earnings by approximately $5 million. There have been no other material changes in the information reported since the fiscal year ended September 27, 2013.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, products liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, as described in our Current Report on Form 8-K filed on July 11, 2014, Annual Report on Form 10-K for the fiscal year ended September 27, 2013 and Quarterly Reports on Form 10-Q for the quarters ended December 27, 2013 and March 28, 2014. Further information regarding our legal proceedings is provided in note 17 to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 1A.	Risk Factors
Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject. Other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report Form 10-K for the fiscal year ended September 27, 2013.
Risks Relating to the Medtronic Transaction
The number of ordinary shares that New Medtronic will issue to Covidien shareholders as a result of the acquisition will be based on a fixed exchange ratio. The value of each New Medtronic ordinary share that New Medtronic will issue to Covidien shareholders as a result of the acquisition could be different than at the time Covidien shareholders vote to approve the transaction.
Upon completion of the transaction, Covidien ordinary shareholders will receive (i) $35.19 in cash and (ii) 0.956 of a New Medtronic ordinary share for each Covidien ordinary share they hold. The number of New Medtronic ordinary shares that Medtronic will issue to Covidien shareholders as a result of the acquisition will not be adjusted in the event of any increase or decrease in the share price of either Medtronic common shares or Covidien ordinary shares between the time the Covidien shareholders vote to approve the transaction and the completion time of the transaction.
The market value of each New Medtronic ordinary share that New Medtronic will issue to Covidien shareholders as a result of the acquisition could vary significantly from the market value of Medtronic common shares on the date that Covidien shareholders vote to approve the transaction. Because the exchange ratio will not be adjusted to reflect any changes in the market value of Medtronic common shares or Covidien ordinary shares, such market price fluctuations may affect the value that Covidien shareholders will receive upon completion of the transaction. Share price changes may result from a variety of factors, including changes in the business, operations or prospects of Medtronic or Covidien, market assessments of the likelihood that the transaction will be completed, the timing of the transaction, regulatory considerations, general market and economic conditions and other factors. Shareholders are urged to obtain current market quotations for Medtronic common shares and Covidien ordinary shares.
Medtronic and Covidien must obtain certain approvals and governmental and regulatory consents to consummate the transaction, which, if delayed, not granted or granted with unacceptable conditions, may jeopardize or delay the consummation of the transaction, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the transaction.
The transaction is subject to customary closing conditions. These closing conditions include, among others, the effectiveness of the registration statement filed in connection with the transaction, the receipt of required approvals of Medtronic and Covidien shareholders, the approval of the scheme of arrangement by the Irish High Court and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the relevant clearances under the antitrust, competition and foreign investment laws of the European Commission, Canada, China, Israel, Japan, Russia, South Korea, and Turkey under which filings or clearances are or may be required.

The governmental agencies from which the parties will seek certain of these clearances have broad discretion in administering the governing regulations. As a condition to their clearance of the transaction, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of Medtronic’s business after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the transaction or may reduce the anticipated benefits of the transaction. Further, no assurance can be given that the required shareholder approvals will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. If Medtronic and Covidien agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals required to consummate the transaction, these requirements, limitations, costs, divestitures or restrictions could adversely affect Medtronic’s ability to integrate Medtronic’s operations with Covidien’s operations or reduce the anticipated benefits of the transaction. This could result in a failure to consummate the transaction.
The transaction agreement contains provisions that limit Covidien’s ability to pursue alternatives to the transaction and the expenses reimbursement agreement, in specified circumstances, could require Covidien to reimburse certain of Medtronic’s expenses.
Under the transaction agreement, Covidien is restricted, subject to certain exceptions, from soliciting, knowingly encouraging or negotiating, or furnishing information with regard to, any inquiry, proposal or offer for a competing acquisition proposal with any person. Covidien may terminate the transaction agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including a determination by the Covidien board of directors (after consultation with Covidien’s financial advisor and legal counsel) that such proposal is more favorable to the Covidien shareholders than the transaction, and such a termination would result in Covidien being required to reimburse certain of Medtronic’s expenses under the expenses reimbursement agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Covidien from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the scheme consideration.
Failure to consummate the transaction could negatively impact the share price and the future business and financial results of Covidien.
If the transaction is not consummated, the ongoing businesses of Covidien may be adversely affected and, without realizing any of the potential benefits of having consummated the transaction, Covidien will be subject to a number of risks, including the following:

•	Covidien will be required to pay certain costs and expenses relating to the proposed transaction;

•	if the transaction agreement is terminated under specified circumstances, Covidien may be obligated to reimburse certain expenses of Medtronic, in an amount up to approximately $429 million;

•
matters relating to the transaction (including integration planning) may require substantial commitments of time and resources by Covidien management, which could otherwise have been devoted to other opportunities that may have been beneficial to Covidien;

•
the transaction agreement restricts Covidien, without Medtronic’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the transaction occurs or the transaction agreement terminates. These restrictions may prevent Covidien from pursuing otherwise attractive business opportunities and making other changes to its businesses that may arise prior to completion of the transaction or termination of the transaction agreement; and

•
Covidien also could be subject to litigation related to any failure to consummate the transaction or related to any enforcement proceeding commenced against Covidien to perform its obligations under the transaction agreement.

If the transaction is not consummated, these risks may materialize and may adversely affect Covidien’s business, financial results and share price.
While the transaction is pending, Covidien will be subject to business uncertainties that could adversely affect its businesses.
Uncertainty about the effect of the transaction on employees, customers and suppliers may have an adverse effect on Covidien’s business. These uncertainties may impair Covidien’s ability to attract, retain and motivate key personnel until the transaction is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with Covidien to seek to change or terminate existing business relationships with Covidien. Employee retention may be particularly challenging during the pendency of the transaction because employees may experience uncertainty about their future roles with New Medtronic. If, despite Covidien’s retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with New Medtronic, Covidien’s business could be seriously harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We did not purchase any ordinary shares under our $3.0 billion share repurchase program during the third quarter of fiscal 2014. In addition, due to restrictions in the Medtronic transaction agreement entered into in June 2014 and under the Irish Takeover Rules, we currently do not expect making any further purchases under our $3.0 billion share repurchase program.

Item 6.	Exhibits

Exhibit Number	Exhibit

2.1
Transaction Agreement, dated as of June 15, 2014, by and among Covidien plc, Medtronic, Inc., Kalani I Limited, Makani II Limited, Aviation Acquisition Co., Inc. and Aviation Merger Sub, LLC (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2014).

2.2
Appendix III to the Rule 2.5 Announcement, dated as of June 15, 2014 (Conditions Appendix) (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on June 16, 2014).

2.3
Expenses Reimbursement Agreement, dated as of June 15, 2014, by and between Covidien plc and Medtronic, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2014).

10.1
Amended and Restated Five-Year Senior Credit Agreement among Covidien International Finance S.A., Covidien plc, the lenders party thereto and Citibank, N.A., as administrative agent, dated as of May 23, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2014).

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

101
The following materials from the Covidien plc Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

Date: July 30, 2014