Form 10-K
period 2014-09-26
Covidien plc
filed 2014-11-24
CIK 1385187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2014
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) computed by reference to the price at which shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $32,604 million.
The number of ordinary shares outstanding as of November 21, 2014 was 452,783,955.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the registrant’s fiscal year in connection with the registrant’s 2015 annual general meeting of shareholders have been incorporated by reference into Part III of this Form 10-K. In the event the registrant does not file the definitive proxy statement, this information will be provided instead by an amendment to this report not later than 120 days after the end of the registrant’s fiscal year.

i

PART I

Item 1.	Business
General
We are a global leader in the development, manufacture and sale of healthcare products for use in clinical and home settings. Our products are found in almost every hospital in the United States (U.S.), and we have a significant and growing presence in non-U.S. markets. Our mission is to create and deliver innovative healthcare solutions, developed in ethical collaboration with medical professionals, which enhance the quality of life for patients and improve outcomes for our customers and our shareholders.
Our reportable segments are as follows:

•
Medical Devices includes the worldwide sales of the following products: advanced and general surgical solutions, peripheral vascular and neurovascular therapies, patient monitoring products, and airway and ventilation products. It also includes sales of the following products outside the United States: nursing care, medical surgical, SharpSafetyTM and original equipment manufacturer (OEM) products.

•	U.S. Medical Supplies includes sales of the following products in the United States: nursing care, medical surgical, SharpSafetyTM and OEM products.
Below is additional information regarding our major product lines:
Surgical Solutions
Surgical Solutions consists of the following:

•
Advanced Surgical, which primarily includes sales of stapling, vessel sealing, fixation (hernia mechanical devices), mesh, hardware and ablation products, and interventional lung and gastrointestinal solutions.

Key advanced surgical products include: the Tri-Staple™ technology platform for endoscopic stapling, including the Endo GIA™ reloads and reinforced reloads with Tri-Staple technology and the Endo GIA ultra universal stapler; the iDrive™ powered stapling systems; the i·Logic™ System to evaluate lung lesions; the LigaSure™ vessel sealing system and LigaSure Advance™, a multifunctional laparoscopic instrument for use with the ForceTriad; the Ligasure™ Maryland jaw open/laparoscopic sealer/divider; the Sonicision™ cordless ultrasonic dissection system; the Cool-tip™ radiofrequency ablation system; the Evident™ microwave ablation system; the PillCam® SB, a minimally-invasive, swallowed optical endoscopy technology; the HALO ablation catheters for treatment of Barrett’s esophagus; AbsorbaTack™ absorbable mesh fixation device for hernia repair; Symbotex™ composite mesh for surgical laparoscopic and open ventral hernia repair; and Parietex ProGrip™, a self-gripping, biocompatible solution for inguinal hernias.

•	General Surgical, which primarily includes sales of surgical instruments, sutures and electrosurgery products.
Key general surgical products include: the Versaport™ bladeless optical trocar, the ForceTriad™ tissue fusing and electrosurgery system, and the V-Loc™ wound closure devices.
Vascular Therapies
Vascular Therapies consists of the following:

•
Peripheral Vascular, which includes sales of compression, dialysis, venous insufficiency products, peripheral stents and directional artherectomy products, as well as other products to support procedures.

Key peripheral vascular products include: the EverFlex™ Self-Expanding Stent, the TurboHawk™ and SilverHawk™ plaque excision systems, the ClosureFAST™ radiofrequency catheter and the Kendall SCD™ Vascular Compression System.

•	Neurovascular, which includes sales of coils, neurovascular stents and flow diversion products, as well as access and delivery products to support procedures.
Key neurovascular products include: the Pipeline™ and Pipeline™ Flex Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms; the Solitaire™ FR revascularization device for treatment of acute ischemic stroke; and the Apollo™ Onyx™ delivery micro catheter, the first detachable tip micro catheter available in the U.S.
Respiratory and Patient Care
Respiratory and Patient Care consists of the following:

•	Patient Monitoring, which includes sales of sensors, monitors and temperature management products.
Key patient monitoring products include: the Nellcor™ Bedside SpO2 patient monitoring system, the Bispectral Index™ (BIS™) brain monitoring technology, the INVOS® Cerebral/Somatic Oximeter, Microstream® capnography monitors, and related modules and sensors.

•	Airway & Ventilation, which primarily includes sales of airway, ventilator and inhalation therapy products and breathing systems.
Key airway & ventilation products include: the Puritan Bennett™ 840 and 980 ventilators, the Newport™ e360 and HT70 ventilators, the TaperGuard™ Evac tube, Mallinckrodt® Endotracheal Tubes, Shiley® Tracheostomy Tubes, DAR® Filters and resuscitation bags.

•	Nursing Care, which primarily includes sales of incontinence, wound care, enteral feeding, urology and suction products.
Key nursing care products include Curity™ and Kerlix™ gauze and bandages and Kangaroo™ enteral feeding systems.

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
Pending Acquisition by Medtronic, Inc.
On June 15, 2014, Covidien and Medtronic, Inc. entered into a definitive agreement pursuant to which Medtronic agreed to acquire Covidien in a cash-and-stock transaction. Under the agreement, each outstanding ordinary share of Covidien will be converted into the right to receive $35.19 in cash and 0.956 of an ordinary share of Medtronic plc (a newly formed Irish company) (New Medtronic). Cash will be paid in lieu of any fractional share amounts. The consummation of the transaction is subject to certain conditions, including approvals by Medtronic and Covidien shareholders. In addition, the proposed transaction requires regulatory clearances in the U.S., the European Union, China and certain other countries. The transaction is expected to close in early calendar 2015.
Segment Assets
Our assets by segment are set forth below:

	Fiscal Year
(Dollars in Millions)	2014	2013	2012
Medical Devices	$16,286	$14,793	$14,338
U.S. Medical Supplies	1,202	1,260	1,372
Total assets by reportable segment	17,488	16,053	15,710
Pharmaceuticals	—	—	2,626
Unallocated amounts:
Cash and cash equivalents	1,567	1,868	1,866
Deferred income taxes	631	620	783
All other	1,015	1,377	1,272
Consolidated total assets	$20,701	$19,918	$22,257

Additional information with respect to our business segments is included in note 3 to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.
Customers and Geographical Operations
Our medical devices are used primarily by hospitals and ambulatory care centers, as well as alternate site healthcare providers, such as physician offices. We market our medical devices through our direct sales force and third-party distributors primarily to physicians, nurses, materials managers, group purchase organizations (GPOs) and governmental healthcare authorities. Our medical supplies products, which are offered by both our Medical Devices and U.S. Medical Supplies segments, are used primarily in hospitals, surgi-centers and alternate care facilities, such as homecare and long-term care facilities, and are marketed to materials managers, GPOs and integrated delivery networks (IDNs) primarily through third-party distributors, although we also have direct sales representatives. We often negotiate with GPOs and IDNs, which enter into supply contracts for the benefit of their member facilities. We serve customers in over 150 countries and we maintain a strong local presence in each of the geographic areas in which we operate. In fiscal 2014, 2013 and 2012, sales to one of our distributors, which supplies products from both of our segments to many end users, represented 11%, 12% and 12%, respectively, of our consolidated net sales.
We manage our operations outside the United States as follows: Non-U.S. Developed Markets (Western Europe, Japan, Canada, Australia and New Zealand) and Emerging Markets (which includes Eastern Europe, Asia (excluding Japan), Middle East, Africa and Latin America). Geographic information with respect to our operations is included in note 3 to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.
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
We hold more than 15,000 patents and have over 10,300 patent applications pending in the United States and in certain other countries that relate to aspects of the technology used in many of our products. We do not consider our business to be materially dependent upon any individual patent.
Research and Development
We are engaged in research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of our existing products, and to expand the applications for our products. Our research and development efforts include internal initiatives, as well as the use of licensed or acquired technology. We are focused on developing technologies that provide patients and healthcare providers with cost-effective solutions that meet their clinical needs in treating medical conditions through less invasive procedures. Our research and development expenditures were $546 million, $508 million and $479 million in fiscal 2014, 2013 and 2012, respectively.
We evaluate developing technologies in areas where we have technological or marketing expertise for possible investment or acquisition. We intend to continue to invest in research and development and focus our internal and external investments in fields that we believe offer the greatest potential for near and long-term growth. We are committed to investing in products that have a demonstrable clinical impact and value to the healthcare system and through which we can benefit from our core competencies and global infrastructure.
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

Manufacturing
We have 43 manufacturing sites located throughout the world that handle production, assembly, quality assurance testing, packaging and sterilization of our products. Our major centers of manufacturing output include sites in the following countries (with the number of sites in parentheses):

Developed Markets	Emerging Markets
United States (19)	Mexico (3)
Ireland (3)	Brazil (2)
France (2)	Israel (2)
Germany (2)	China (1)
Canada (1)	Costa Rica (1)
Italy (1)	Dominican Republic (1)
Japan (1)	Malaysia (1)
Puerto Rico (1)
Thailand (1)
Vietnam (1)
Our manufacturing production by region in fiscal 2014 (as measured by cost of production) was approximately: United States–55%, Non-U.S. Developed Markets–14% and Emerging Markets–31%.
Sales, Marketing and Distribution
We have a well-trained, experienced sales force strategically located in markets throughout the world, with a presence in over 70 countries. We also utilize third-party distributors.
We maintain 40 distribution centers in 27 countries. Products generally are delivered to these distribution centers from our manufacturing facilities and then subsequently delivered to the customer. In some instances, product is delivered directly from our manufacturing facility to the customer. We contract with a wide range of transport providers to deliver our products by road, rail, sea and air.
 Competition
We participate in medical device and medical supply markets around the world. These global markets are characterized by continuous change resulting from technological innovations. Our market position depends on our ability to develop and commercialize products that meet clinician needs, while offering reliable product quality, cost-effectiveness and dependable service. Both the medical device and medical supply markets are highly competitive. There is no single company that competes with us over the full breadth of products offered by our Medical Devices segment. Competitors of our Medical Devices segment include diversified healthcare companies, such as Johnson & Johnson, Boston Scientific, Baxter and C.R. Bard, and other companies that are more focused on specific product categories, such as Masimo and Dräger. In addition, both our Medical Devices and U.S. Medical Supplies segments compete against branded products offered by Becton Dickinson and C.R. Bard, as well as private-label products provided by low-cost suppliers, such as Cardinal Health and Medline. While customers may choose our medical supply products based on reputation for quality, they may turn to products from low-cost suppliers.
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
The ultimate cost of investigation and cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information available and applicable laws, we believe that it is probable that we will incur investigation and remedial costs of approximately $178 million, of which $23 million is included in accrued and other current liabilities and $155 million is included in other liabilities on our consolidated balance sheet at September 26, 2014. All accruals have been recorded without giving effect to any possible future insurance proceeds.
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
On June 28, 2013, Covidien completed the spin off of its Pharmaceuticals business to Covidien shareholders, through a distribution of all of the outstanding ordinary shares of Mallinckrodt plc, the company formed to hold Covidien’s former Pharmaceuticals business (the 2013 separation). As a result of the 2013 separation, the operations of Covidien’s former Pharmaceuticals business are classified as discontinued operations in the prior periods presented.
Unless otherwise indicated, references in this Annual Report to 2015, 2014, 2013, 2012, 2011 and 2010 are to our fiscal years ended September 25, 2015, September 26, 2014, September 27, 2013, September 28, 2012, September 30, 2011 and September 24, 2010, respectively.
 Employees
At September 26, 2014, we had approximately 39,500 employees.
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
Our Internet website is www.covidien.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the charters for our Audit Committee, Compensation and Human Resources Committee, Nominating and Governance Committee, and Compliance Committee, as well as the Memorandum and Articles of Association and Guide to Business Conduct, under the heading “Corporate Governance” in the Investor Relations section of our website. These charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to shareholders upon request.

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
Our failure to introduce new and innovative products in a timely manner could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, “the Healthcare Reform Act”) was enacted into law in the United States. The Healthcare Reform Act includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, beginning in January 2013, the law imposes a 2.3% excise tax on the sale in the United States of certain medical devices by a manufacturer, producer or importer of such devices. During fiscal 2014, our medical device tax was $63 million. Although there are ongoing discussions in the U.S. Congress regarding the repeal or deferral of the medical device tax, there can be no assurances as to the outcome of any of these discussions. The Healthcare Reform Act also reduces Medicare and Medicaid payments to hospitals and clinical laboratories, which could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell them. While this legislation is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of our products remains uncertain. Various healthcare reform proposals have also emerged at the state level. The impact of the Healthcare Reform Act and these proposals could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Cost-containment efforts of our customers, purchasing groups and governmental organizations could have a material adverse effect on our sales and profitability.
In an effort to reduce costs, many existing and potential customers for our products within the United States have become members of GPOs and IDNs. GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple manufacturers with the intention of driving down pricing. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our product portfolio.
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
Distributors of our products also have begun to negotiate terms of sale more aggressively to increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing and other terms of sale could cause us to lose market share and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our products are subject to regulation by the FDA and other national, supranational, federal and state governmental authorities. It can be costly and time-consuming to obtain regulatory approvals to market a medical device. Approvals might not be granted for new devices on a timely basis, if at all. Regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. As an example, the FDA has proposed changes to the clearance process for medical devices that are substantially equivalent to other legally marketed devices, called the 510(k) process. If the changes to the 510(k) process are adopted as proposed, the time and cost to get many of our medical devices to market could increase significantly. In addition, disruptions in government could also negatively impact our ability to obtain approvals on a timely basis. Our failure to maintain approvals or obtain approval for new products could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
In addition, pursuant to Dodd-Frank, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as “conflict minerals”: tantalum, tin, and tungsten (or their ores) and gold; which are mined from the Democratic Republic of the Congo and adjoining countries. Under these rules, we are required to disclose the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the costs of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As of the date of our conflict minerals report for calendar year 2013, we were unable to obtain the necessary information on conflict minerals from all of our suppliers. We may continue to face difficulties in gathering this information in the future. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.
Defects or failures associated with our products could lead to recalls or safety alerts and negative publicity.
Manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to, our products and result in significant costs and negative publicity. During fiscal 2012, net sales of our Duet TRSTM Universal Straight and Articulating Single Use Loading Units (Duet) declined by approximately $85 million primarily as a result of recalls. These recalls also led to the discontinuance of the product, which resulted in inventory and capital equipment impairments totaling $18 million. Due to the strong name recognition of our brands, a material adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and our ability to market our products in the future. In some circumstances, material adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals. We also may undertake a voluntary recall of products or temporarily shut down production lines based on performance relative to our own internal safety and quality monitoring and testing data. Any of the foregoing problems could disrupt our business and have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may incur products liability losses and other litigation liability.
In the ordinary course of business, we are subject to products liability claims and lawsuits, including potential class actions, alleging that our products have resulted in or could result in an unsafe condition or injury. Our products are often used in intensive care settings with seriously ill patients, and some of the medical devices we manufacture and sell are designed to be implanted in the human body. There are a number of factors that could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products which we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. Any products liability claim brought against us, with or without merit, could be costly to defend and could result in an increase of our insurance premiums. Some claims brought against us might not be covered by our insurance policies. In addition, we have significant self-insured retention amounts which we would have to pay in full before obtaining any insurance proceeds to satisfy a judgment or settlement. Furthermore, even where the claim is covered by our insurance, our insurance coverage might be inadequate and we would have to pay the amount of any settlement or judgment that is in excess of our policy limits. We may not be able to obtain insurance on terms acceptable to us or at all since insurance varies in cost and can be difficult to obtain. We are currently the subject of products liability litigation proceedings described in “Item 3—Legal Proceedings.” Our failure to maintain adequate insurance coverage or successfully defend against products liability claims could have a material adverse effect on our business, results of operations, financial condition and cash flows.
If we are unable to obtain sufficient components or raw materials on a timely basis or if we experience other manufacturing difficulties, our business may be adversely affected.
The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in 43 manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply, but we cannot guarantee these efforts will always be successful. Further, while efforts are made to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. In addition, due to the stringent regulations and requirements of the FDA and other similar non-U.S. regulatory agencies regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for some components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner, and our ability to make product sales.
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
We may not be successful in our strategic acquisitions of, investments in or alliances with other companies and businesses.
We may pursue acquisitions of complementary businesses, technology licensing arrangements and strategic alliances to expand our product offerings and geographic presence as part of our business strategy. We may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the expected benefits of any acquisition, license arrangement or strategic alliance. Other companies may compete with us for these strategic opportunities. Even if we are successful in making an acquisition, the products and technologies that we acquire may not be successful or may require significantly greater resources and investments than we originally anticipated. We also could experience negative effects on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges. These effects, individually or in the aggregate, could cause a deterioration of our credit rating and result in increased borrowing costs and interest expense. We could experience difficulties in integrating acquired organizations, systems and facilities, and personnel with diverse backgrounds. Integration of an acquired business also may require management resources that otherwise would be available for development of our existing business. If an acquired business fails to operate as anticipated or cannot be successfully integrated into our existing business, our business, results of operations, financial condition and cash flows could be materially and adversely affected.
We are subject to risks associated with doing business outside of the United States.
Our operations outside of the United States are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs. Sales outside of the United States made up 50% of our net sales in fiscal 2014 and we expect non-U.S. sales to contribute significantly to our future growth. If the U.S. dollar strengthens in relation to the currencies of other countries where we sell our products, such as the euro, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant effect on our operating results.
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
In the ordinary course of our business planning process, we take into account our known environmental matters as we plan for our future capital and operating expenditure requirements. The ultimate cost of site cleanup and timing of future cash outflows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. We concluded that, as of September 26, 2014, it was probable that we would incur remedial costs of $178 million. This amount includes $158 million relating to a site located in Orrington, Maine, which remained a liability of Covidien following the 2013 separation of Mallinckrodt. We currently have no accrual for the costs of any potential remediation of the Penobscot River and Bay. For more information regarding these environmental matters, see “Business—Environmental” and “Business—Legal Proceedings—Environmental Proceedings.”
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
A deterioration in economic conditions may have a material adverse effect on our business and financial condition.
Customers may reduce spending during times of economic uncertainty. Decreased consumer spending levels and increased pressure on prices for our products and services could result in decreased revenues and have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, many customers, including many governments or entities that rely on government funding, may be unable to pay on a timely basis, or may pay at a significant discount, for our products that they do purchase. We have, for example, experienced significant delays in the collection of receivables from the national health care systems in certain countries, including, but not limited to, certain regions in Spain and Italy. Payment is dependent upon the financial stability of those countries’ national economies and the creditworthiness of those countries’ national governments. We routinely evaluate all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. Failure to receive payment of all or a significant portion of these receivables could materially and adversely affect our results of operations.
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
The market value of each ordinary share that New Medtronic will issue to Covidien shareholders as a result of the acquisition could vary significantly from the market value of Medtronic common shares on the date that Covidien shareholders vote to approve the transaction. Because the exchange ratio will not be adjusted to reflect any changes in the market value of Medtronic common shares or Covidien ordinary shares, such market price fluctuations may affect the value that Covidien shareholders will receive upon completion of the transaction. Share price changes may result from a variety of factors, including changes in the business, operations or prospects of Medtronic or Covidien, market assessments of the likelihood that the transaction will be completed, the timing of the transaction, regulatory considerations, general market and economic conditions and other factors. Shareholders are urged to obtain current market quotations for Medtronic common shares and Covidien ordinary shares.
Medtronic and Covidien must obtain certain approvals and governmental and regulatory consents to consummate the transaction, which, if delayed, not granted or granted with unacceptable conditions, may jeopardize or delay the consummation of the transaction, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the transaction.
The transaction is subject to customary closing conditions. These closing conditions include, among others, the receipt of required approvals of Medtronic and Covidien shareholders, the approval of the scheme of arrangement by the Irish High Court and the relevant clearances under the antitrust, competition and foreign investment laws of the European Union, China and

South Korea under which filings or clearances are or may be required. In addition, in order to further their cooperation with the U.S. Federal Trade Commission (FTC), Medtronic and Covidien have informed the FTC that they will not close the transaction prior to December 7, 2014 without prior FTC clearance.
The governmental agencies from which the parties will seek certain of these clearances have broad discretion in administering the governing regulations. As a condition to their clearance of the transaction, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of Medtronic’s business after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the transaction or may reduce the anticipated benefits of the transaction. Further, no assurance can be given that the required shareholder approvals will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. If Medtronic and Covidien agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals required to consummate the transaction, these requirements, limitations, costs, divestitures or restrictions could adversely affect New Medtronic’s ability to integrate Medtronic’s operations with our operations or reduce the anticipated benefits of the transaction. This could result in a failure to consummate the transaction.
The transaction agreement relating to Medtronic’s proposed acquisition of Covidien contains provisions that limit our ability to pursue alternatives to the transaction and the expenses reimbursement agreement, in specified circumstances, could require us to reimburse certain of Medtronic’s expenses.
Under the transaction agreement, we are restricted, subject to certain exceptions, from soliciting, knowingly encouraging or negotiating, or furnishing information with regard to, any inquiry, proposal or offer for a competing acquisition proposal with any person. We may terminate the transaction agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including a determination by our board of directors (after consultation with our financial advisor and legal counsel) that such proposal is more favorable to Covidien shareholders than the transaction, and such a termination would result in us being required to reimburse certain of Medtronic’s expenses under the expenses reimbursement agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the scheme consideration.
Failure to consummate the Medtronic transaction could negatively impact our business, financial results and share price.
If the transaction is not consummated, our ongoing businesses may be adversely affected and, without realizing any of the potential benefits of having consummated the transaction, we will be subject to a number of risks, including the following:

•	we will be required to pay certain costs and expenses relating to the proposed transaction;

•	if the transaction agreement is terminated under specified circumstances, we may be obligated to reimburse certain expenses of Medtronic, in an amount up to approximately $429 million;

•
matters relating to the transaction (including integration planning) have required and are expected to continue to require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

•
the transaction agreement restricts us, without Medtronic’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the transaction occurs or the transaction agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our businesses that may arise prior to completion of the transaction or termination of the transaction agreement; and

•
we also could be subject to litigation related to any failure to consummate the transaction or related to any enforcement proceeding commenced against us to perform our obligations under the transaction agreement.

If the transaction is not consummated, these risks may materialize and may adversely affect our business, financial results and share price.
While the Medtronic transaction is pending, we will be subject to uncertainties that could adversely affect our business.
Uncertainty about the effect of the transaction on our employees, customers and suppliers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the transaction is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with us to seek to change or terminate existing business relationships with us. Employee retention may be particularly challenging during the pendency of the transaction because employees may experience uncertainty about their future roles with New Medtronic. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with New Medtronic, our business could be seriously harmed.
Risks Relating to Tax Matters
We may not be able to maintain a competitive worldwide effective corporate tax rate.
While we believe that being incorporated in Ireland should help us maintain a competitive worldwide effective corporate tax rate, we cannot give any assurance as to what our effective tax rate will be because of, among other things, uncertainty regarding the tax policies of all the jurisdictions where we operate our business. Our actual effective tax rate may vary from our expectation and that variance could be material. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate. In particular, legislation may be enacted by the U.S. Congress and/or regulatory guidance may be promulgated by the U.S. Department of the Treasury (Treasury Department) and the U.S. Internal Revenue Service (IRS) which could have a material adverse effect on our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate.
Examination and audits by tax authorities, including the Internal Revenue Service, could result in additional tax payments.
Our tax returns are subject to examination by various tax authorities, including the IRS. The IRS has commenced its examination of our U.S. federal income tax returns. Open periods for examination include certain periods during which we were a subsidiary of Tyco International. The resolution of the matters arising during periods in which we were a Tyco International subsidiary is subject to the conditions set forth in the tax sharing agreement discussed below. Under the tax sharing agreement, Tyco International currently has the right to administer, control and settle all U.S. income tax audits for periods prior to the separation from Tyco International.
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
On June 29, 2007, we entered into a tax sharing agreement with Tyco International and TE Connectivity pursuant to which we share responsibility for certain of our, Tyco International’s and TE Connectivity’s income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, we, Tyco International and TE Connectivity share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 separation from Tyco International. Under the tax sharing agreement, Tyco International currently has the right to administer, control and settle all U.S. income tax audits for periods prior to and including June 29, 2007. The timing, nature and amount of any settlement agreed to by Tyco International may not be in our best interests. The other parties to the tax sharing agreement can remove Tyco International as the controlling party only under limited circumstances, including a change of control or bankruptcy of Tyco International, or by a majority vote of the parties. We are responsible for all of our own taxes that are not shared pursuant to the tax sharing agreement’s sharing formula.
In connection with the 2007 separation, all tax liabilities associated with our business became Covidien’s tax liabilities. Following the 2013 separation, Mallinckrodt assumed the tax liabilities attributable to its subsidiaries, a significant portion of which related to periods prior to the 2007 separation. However, Covidien remains the sole party subject to the tax sharing agreement with Tyco International and TE Connectivity. Accordingly, Mallinckrodt does not share in Covidien’s liability to Tyco International and TE Connectivity, nor in the receivable that Covidien has from Tyco International and TE Connectivity. Although we share certain tax liabilities with Tyco International and TE Connectivity pursuant to the tax sharing agreement, if Tyco International and TE Connectivity default on their obligations to us under the tax sharing agreement, we would be liable for the entire amount of these liabilities.
Further, if any party to the tax sharing agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party’s fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the tax sharing agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, we could be legally liable under applicable tax law for such liabilities and be required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed upon share of our, Tyco International’s and TE Connectivity’s tax liabilities.
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
We have received an IRS ruling substantially to the effect that, for U.S. federal income tax purposes, (i) certain transactions effected in connection with the 2013 separation of Mallinckrodt qualify as transactions under Sections 355 and/or 368(a) of the Code, and (ii) the distribution qualifies as a transaction under Sections 355 and 368(a)(1)(D) of the Code. In addition to obtaining the IRS ruling, we received a tax opinion from Skadden, Arps, Slate, Meagher & Flom LLP, in form and substance acceptable to us, which relied on the effectiveness of the IRS ruling, substantially to the effect that, for U.S. federal income tax purposes, the distribution and certain transactions entered into in connection with the distribution qualify as transactions under Sections 355 and/or 368(a) of the Code.
Tyco International has received private letter rulings from the IRS regarding the U.S. federal income tax consequences of the distribution of Covidien and TE Connectivity common shares by Tyco International to its shareholders, substantially to the effect that the distribution, except for cash received in lieu of a fractional share, of our shares and the TE Connectivity common shares, qualifies as tax-free under Sections 368(a)(1)(D) and 355 of the Code. The private letter rulings also provided that certain internal transactions undertaken in anticipation of the separation from Tyco International qualify for favorable treatment under the Code. In addition to obtaining the private letter rulings, Tyco International obtained tax opinions from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the distribution and certain internal transactions.
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
Risks Relating to Our Jurisdiction of Incorporation
Legislative and/or regulatory action in the United States could materially and adversely affect us.
Tax-Related Legislation and/or Regulatory Guidance
Legislation may be enacted by the U.S. Congress and/or regulatory guidance may be promulgated by the Treasury Department and the IRS which could limit the availability of tax benefits or deductions that we currently claim, override tax treaties upon which we rely, or otherwise affect the taxes that the United States imposes on our worldwide operations. Such changes could have a material adverse effect on our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. In addition, if proposals were enacted that had the effect of disregarding the Irish reorganization or limiting our ability as an Irish company to take advantage of tax treaties with the United States, we could incur additional tax expense and/or otherwise incur business detriment.
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
Our executive offices in the United States are located in a facility in Mansfield, Massachusetts, a portion of which is owned and the majority of which is leased. As of September 26, 2014, we owned or leased a total of 306 facilities in 67 countries. Our owned and leased facilities each consist of approximately 8 million square feet. Our 43 manufacturing facilities are located in the United States and in 16 other countries. We believe all of these facilities are well-maintained and suitable for the operations conducted in them.

These facilities are used by the following business segments:

Number of Facilities
Medical Devices	278
U.S. Medical Supplies	19
Corporate	9
Total	306

Item 3.	Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, products liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect these proceedings to have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. The significant matters are discussed below.
Products Liability Litigation—We are currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two of our subsidiaries have supplied pelvic mesh products to one of the manufacturers named in the litigation and we are indemnifying that manufacturer on certain claims. In addition, we believe that this manufacturer has an obligation to indemnify the Company with respect to the promotion of the pelvic mesh products. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts and in jurisdictions outside the United States. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. We believe that we have meritorious defenses to these claims and are vigorously defending against them. As of September 26, 2014, there were approximately 7,100 cases pending believed to involve products manufactured by our subsidiaries.

Government Proceedings—On October 13, 2010, the U.S. Department of Health and Human Services, Office of Inspector General, issued a subpoena to ev3 Inc., one of our subsidiaries, requesting production of documents relating to the sales and marketing of the SilverHawk™ device. ev3 is complying as required with the terms of the subpoena.
On May 2, 2011, the U.S. Attorney’s Office for the District of Massachusetts issued a subpoena to ev3 requesting production of documents relating to the following neurovascular products: Onyx®, Axium™ and Concerto™. ev3 is complying as required with the terms of the subpoena. On December 26, 2013, the United States District Court for the District of Massachusetts unsealed a qui tam complaint alleging that ev3 violated the federal and various states’ false claims acts through off-label promotion of Onyx®, sale of defective Axium™ products and violating federal manufacturing and adverse-event reporting obligations. On September 30, 2014, the District Court issued an order granting ev3’s motion to dismiss all claims in the qui tam complaint with prejudice. The qui tam relator is appealing the dismissal order.
On September 2, 2014, the U.S. Department of Health and Human Services, Office of Inspector General, issued a subpoena requesting production of documents relating to certain of our peripheral vascular products. We are complying as required with the terms of the subpoena.
Patent Litigation—Ethicon Endo-Surgery, Inc., et al. v. Covidien, Inc., et al. is a patent infringement action filed on December 14, 2011 in the United States District Court for the Southern District of Ohio, Western Division. The complaint alleges that our Sonicision™ product infringes several of Ethicon’s design and utility patents. Ethicon is seeking monetary damages and injunctive relief. The parties have engaged in discovery and pre-trial motion practice. We believe that we have meritorious defenses to these claims and are vigorously defending against them. On January 22, 2014, the district court entered summary judgment in our favor, ruling that we did not infringe any of the seven Ethicon patents in dispute and declaring five of Ethicon’s patents invalid. Ethicon has appealed the district court’s decision.
Other Matters—One of our subsidiaries, ev3 Inc., acquired Appriva Medical, Inc. in 2002. The acquisition agreement relating to ev3’s acquisition of Appriva Medical contained four contingent milestone payments totaling $175 million. ev3 determined that the milestones were not achieved by the applicable dates and that none of the milestones were payable. On April 7, 2009, Michael Lesh and Erik Van Der Burg, acting jointly as the Shareholder Representatives for the former shareholders of Appriva Medical, filed a motion to amend their previously dismissed complaints in Superior Court of the State of Delaware. The amended complaint sought recovery of all of the $175 million milestone payments, as well as punitive damages. The plaintiffs asserted several claims, including breach of contract, fraudulent inducement and violation of California securities law.
On May 1, 2013, the jury returned a verdict finding that ev3 breached the merger agreement and awarded $175 million in damages plus interest to the plaintiffs. Since the jury did not find fraud, the jury did not have the option of awarding punitive damages. On August 29, 2013, the court denied our motions for judgment as a matter of law and for a new trial. We have appealed the verdict to the Delaware Supreme Court; oral argument for the appeal was held before a panel of judges on March 12, 2014. The Delaware Supreme Court subsequently ordered a rehearing before the full court, which was held on September 10, 2014. On September 30, 2014, the Delaware Supreme Court reversed the jury’s verdict and remanded the case for a new trial.
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
Mallinckrodt Appeal to Maine Board of Environmental Protection. One of our former subsidiaries, Mallinckrodt US LLC (formerly known as Mallinckrodt LLC), is a successor to a company which owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982. This facility was sold in 1982 to Hanlin Group, Inc., who then sued Mallinckrodt in 1989 alleging that Mallinckrodt had violated various environmental laws during its operation of the facility. These alleged claims were settled in 1991. Under the settlement agreement, Mallinckrodt agreed to pay certain specific costs for the completion of an environmental site investigation required by the EPA and the Maine Department of Environmental Protection (MDEP). Based on the site investigation, we submitted a Corrective Measures Study plan and identified a preferred alternative which was submitted to the EPA and MDEP for approval in 2004. MDEP disagreed with the proposed alternative and served a compliance order on Mallinckrodt LLC and United States Surgical Corporation in December 2008. The compliance order included a directive to remove a significant volume of soils at the site. On December 19, 2008, we filed an appeal with the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order. A hearing before the Maine Board began on January 25, 2010 and concluded on February 4, 2010. On August 19, 2010, the

Maine Board modified the MDEP order and issued a final order requiring removal of two landfills, capping of the remaining three landfills, installation of a groundwater extraction system, and long-term monitoring of the site and the three remaining landfills. Following our appeals, on April 3, 2014, the Maine Supreme Judicial Court affirmed the Maine Board’s compliance order. We have proceeded with implementation of the investigation and remediation in accordance with the MDEP order as modified by the Maine Board order.
Maine People’s Alliance and Natural Resources Defense Council v. Mallinckrodt. Since April 2000, Mallinckrodt has also been involved in a lawsuit filed in the United States District Court for the District of Maine by the Natural Resources Defense Council and the Maine People’s Alliance. Plaintiffs sought an injunction requiring us to conduct extensive studies of mercury contamination of the Penobscot River and Bay and options for remediating such contamination, and to perform appropriate remedial activities, if necessary.
On July 29, 2002, following a March 2002 trial, the District Court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that we were liable for the cost of performing a study of the river and bay. The District Court subsequently appointed an independent study panel to oversee the study and ordered us to pay costs associated with the study. The study panel conducted a Phase I study and completed a Phase II study, which included several years of field work and data collection. The study panel issued the Phase II Penobscot River Mercury Study (Phase II Report) on April 17, 2013. The Phase II Report contains recommendations for a variety of potential remedial options which could be implemented individually or in a variety of combinations. The Phase II Report also includes preliminary cost estimates for the potential remedial options. These cost estimates, which the report describes as “very rough estimates of cost,” range from $25 million to $235 million, depending upon which potential option or combination of potential options are implemented, if any. The Phase II Report indicates that these costs are subject to uncertainties, and that before any remedial option is implemented, further engineering studies and engineering design work are necessary to determine the feasibility of the proposed remedial options. We have reviewed the Phase II Report with our outside legal and technical consultants and believe there are significant problems with the conclusions and recommendations in the report. We do not believe extensive remediation is necessary and intend to vigorously defend our position. In addition, no remediation order has been issued by any regulatory authority or the District Court. However, we have developed a proposal for certain limited studies and a proposal for monitoring some wildlife species, including but not limited to, certain fish and birds. The trial was completed on June 27, 2014 and post-trial briefing was completed on September 30, 2014. This matter remains pending with the District Court.
Remediation Cost Estimates. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of September 26, 2014, we concluded that it was probable that we would incur remedial costs of $178 million for the cleanup of all known sites for which the costs are currently estimable, of which $23 million was included in accrued and other current liabilities and $155 million was included in other liabilities on our consolidated balance sheet. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial condition or cash flows.
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
Medtronic Transaction Related Litigation—On July 10, 2014, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts by a purported shareholder of Covidien under the caption Taxman v. Covidien plc, et al., 14-cv-12949. The action names as defendants the members of the Covidien board of directors, and alleges that Covidien’s directors breached fiduciary duties in connection with the transaction because, among other things, the transaction allegedly involves an unfair price, a conflicted and unfair process, self-dealing, and unreasonable deal protection devices. The action also names as defendants Covidien, Medtronic, New Medtronic, IrSub, U.S. AcquisitionCo and MergerSub, and alleges that these defendants aided and abetted the purported breaches of fiduciary duty. The plaintiff seeks, among other things, an order enjoining or rescinding the transaction and an award of attorney’s and other fees and costs. The defendants believe that the complaint is without merit. On August 11 and 26, 2014, respectively, two putative shareholder class action complaints were filed in the United States District Court for the District of Massachusetts by purported shareholders of Covidien under the captions Lipovich v. Covidien plc, et al., 14-cv-13308 and Rosenfeld Family Foundation v. Covidien plc, et al., 14-cv-13490, respectively. The actions name Covidien and the members of the Covidien board of directors as defendants, and allege that the defendants disseminated a preliminary proxy statement in connection with the transaction that contains material omissions and misrepresentations in violation of federal securities laws. The alleged omissions and misrepresentations concern (i) the process leading to the proposed transaction; (ii) the financial analyses performed by Covidien’s and Medtronic’s financial advisors; (iii) the selection of Covidien’s financial advisor; (iv) the compensation Covidien’s financial advisor received for services rendered to the parties involved in the transaction in prior years; and (v) Covidien’s, Medtronic’s and the combined company’s financial projections. The complaints further allege that the conduct of Covidien’s directors constitutes shareholder oppression in violation of Irish law because, among other things, the transaction allegedly involves an unfair price, a deficient and conflicted sales process, self-dealing, and unreasonable deal protection devices. The plaintiffs seek, among other things, an order enjoining or rescinding the transaction and an award of attorney’s and other fees and costs. The defendants believe the complaints are without merit. On October 20, 2014, the plaintiff in the Rosenfeld action and another purported shareholder of Covidien filed a motion seeking to consolidate the Taxman, Lipovich and Rosenfeld actions, and to appoint lead plaintiffs and co-lead plaintiffs’ counsel. On November 14, 2014, the United States District Court for the District of Massachusetts held a hearing on the motion, and indicated that it would consolidate the cases and appoint the proposed lead plaintiffs and co-lead plaintiffs’ counsel.
On August 26, 2014, a putative shareholder class action complaint was filed in the Superior Court of the Commonwealth of Massachusetts, Suffolk County, by a purported shareholder of Covidien under the caption Cobb v. Covidien plc, et al., SUCV2014-02733-BLS2. The action names as defendants Covidien and the members of the Covidien board of directors, and alleges that Covidien’s directors breached fiduciary duties in connection with the transaction because, among other things, the transaction allegedly involves an unfair price, a conflicted and unfair sales process, self-dealing and unreasonable deal protection devices. The complaint further alleges that the directors breached fiduciary duties by disseminating a registration statement in connection with the transaction that contains material omissions and misleading statements. The alleged omissions and misleading statements generally concern (i) the process leading to the proposed transaction; (ii) the financial analyses performed by Covidien’s and Medtronic’s financial advisors; (iii) the compensation Covidien’s financial advisor received for services rendered to the parties involved in the transaction in prior years; and (iv) Covidien’s financial projections. The action also names as defendants Medtronic, New Medtronic, IrSub, U.S. AcquisitionCo and MergerSub, and alleges that these defendants aided and abetted the purported breaches of fiduciary duty. The plaintiff seeks, among other things, an order enjoining or rescinding the transaction, damages if the transaction is consummated and an award of attorney’s and other fees and costs. The defendants believe the complaint is without merit.
On July 2, 2014, a putative shareholder class action complaint was filed in the District Court, Fourth Judicial District, of Hennepin County, Minnesota (the “Minnesota Court”), by a purported shareholder of Medtronic under the caption Merenstein v. Medtronic, Inc., et al., 27-CV-14-11452, and on August 21, 2014, a putative shareholder class action complaint was filed in that same court by a purported shareholder of Medtronic under the caption Steiner v. Richard H. Anderson, et al., 27-CV-14-14420. By an Order dated September 26, 2014, the Minnesota Court consolidated the two actions and all cases subsequently filed or transferred into Minnesota Court into a single action under the caption In re Medtronic, Inc. Stockholder Litigation, 27-CV-14-11452. On September 30, 2014, the plaintiffs in the consolidated action filed a consolidated amended class action complaint asserting various causes of action arising under Minnesota law against certain current and former members of Medtronic’s board of directors, including that they allegedly breached fiduciary duties in connection with the transaction, and against Medtronic, New Medtronic, Covidien, U.S. AcquisitionCo. and MergerSub, including for allegedly aiding and abetting the purported breaches of fiduciary duty. The plaintiffs seek, among other things, an order enjoining or rescinding the transaction and an award of attorney’s fees and other fees and costs. Defendants believe their actions are fully consistent with their fiduciary duties and applicable law, and that the complaint alleges derivative claims pursuant to which the plaintiffs are required to make a demand on the company’s board of directors. On October 10, 2014, the defendants moved to dismiss the complaint and a hearing was set for January 8, 2015. The court is holding that same January 8, 2015 date to hear any application from the plaintiffs to preliminarily enjoin the defendants from effectuating the transaction.
Executive Officers of the Registrant
Our executive officers as of November 24, 2014 are listed in the following table. References to Covidien include the Tyco Healthcare business which, until the 2007 separation, was part of Tyco International. The executive officers are elected annually by the board of directors to hold office for one year until their respective successors are elected and qualified, or until earlier resignation or removal. There is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. In addition, other than between Mr. Almeida and Mr. Hanson, who are brothers-in-law, there are no family relationships between any of the executive officers.

Name	Age	Position(s)
José E. Almeida	52	Chairman of the Board of Directors, President and Chief Executive Officer
Charles J. Dockendorff	60	Executive Vice President and Chief Financial Officer
James C. Clemmer	50	Senior Vice President and President, Medical Supplies
Michael P. Dunford	54	Senior Vice President, Human Resources
Bryan C. Hanson	47	Senior Vice President and Group President, Covidien
John H. Masterson	53	Senior Vice President and General Counsel
Amy A. McBride-Wendell	53	Senior Vice President, Strategy and Business Development
Michael Sgrignari	51	Senior Vice President, Quality and Operations
Jacqueline F. Strayer	60	Senior Vice President, Corporate Communications
Dr. Michael E. Tarnoff	46	Senior Vice President and Chief Medical Officer
Peter L. Wehrly	55	Senior Vice President and Group President, Developed Markets
Richard G. Brown, Jr.	66	Vice President, Chief Accounting Officer and Corporate Controller
Eric C. Green	56	Vice President, Chief Tax Officer
Coleman N. Lannum	50	Vice President, Investor Relations
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
Bryan C. Hanson—Mr. Hanson has been Senior Vice President and Group President, Covidien since October 2014. Mr. Hanson served as Senior Vice President and Group President, Medical Devices and United States of Covidien from October 2013 to September 2014. Prior to that, from July 2011 to October 2013, Mr. Hanson served as Senior Vice President and Group President for the Surgical Solutions business. Prior to that, from July 2006 to June 2011, Mr. Hanson served as President of Covidien’s Energy-based Devices business. Mr. Hanson held several other positions of increasing responsibility in sales, marketing and general management with Covidien from October 1992 to July 2006.
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
Jacqueline F. Strayer—Ms. Strayer has been Senior Vice President, Corporate Communications of Covidien since May 2013. Prior to joining Covidien, from September 2008 to April 2013, Ms. Strayer was the Vice President of Corporate Communications at Johnson Controls. Prior to that, from 2004 until 2008, Ms. Strayer was Vice President, Corporate Communications for Arrow Electronics, Inc. Prior to that, Ms. Strayer held communication leadership positions at United Technologies, GE Capital Corporation and William M. Mercer.
Dr. Michael E. Tarnoff—Dr. Tarnoff has been Senior Vice President and Chief Medical Officer of Covidien since February 2010. Prior to that, from June 2008 to March 2010, Dr. Tarnoff was the Chief Medical Officer for Surgical Devices and Medical Devices. Dr. Tarnoff is a board-certified general surgeon and maintains a part-time clinical and academic practice in Minimally Invasive and Bariatric Surgery at Tufts Medical Center and Tufts University School of Medicine in Boston, where he is currently an Adjunct Associate Professor of Surgery.
Peter L. Wehrly—Mr. Wehrly has been Senior Vice President and Group President for the Developed Markets (Western Europe, Japan, Australia/New Zealand and Canada) businesses of Covidien since October 2013. Prior to that, from July 2011 to October 2013, Mr. Wehrly served as Senior Vice President and Group President for the Respiratory & Monitoring Solutions, Vascular Therapies and the Company’s business in Japan, Australia/New Zealand and Canada. Prior to that, from April 2009 to June 2011, Mr. Wehrly served as President of Covidien’s Respiratory & Monitoring Solutions business. Previously, Mr. Wehrly held leadership positions at Medtronic and DePuy, a Johnson & Johnson company.
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
Covidien ordinary shares are listed and traded on the New York Stock Exchange (NYSE) under the symbol “COV.” As of November 21, 2014, there were 3,255 holders of record of Covidien ordinary shares. The following tables present the high and low sales prices of Covidien ordinary shares for the periods indicated, as reported by the NYSE, in addition to the dividends declared per ordinary share during those periods. The prices for the first, second and third quarters of fiscal 2013 have been adjusted for the separation of Mallinckrodt plc.

Fiscal Year 2014	High	Low	Dividends
First Quarter	$68.88	$59.72	$—
Second Quarter	$73.39	$65.97	$0.640
Third Quarter	$92.68	$67.68	$—
Fourth Quarter	$92.15	$81.93	$0.680

Fiscal Year 2013	High	Low	Dividends
First Quarter	$55.31	$48.54	$0.260
Second Quarter	$61.84	$50.95	$0.260
Third Quarter	$62.61	$54.43	$—
Fourth Quarter	$64.10	$56.79	$0.580
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
Issuer Purchases of Equity Securities
We did not purchase any ordinary shares under our $3.0 billion share repurchase program during the fourth quarter of fiscal 2014. In addition, due to restrictions in the Medtronic transaction agreement entered into in June 2014 and under the Irish Takeover Rules, we currently do not expect to make any further purchases under this share repurchase program.

Item 6.	Selected Financial Data
The following table presents selected financial and other data for Covidien plc. The consolidated statement of income data set forth below for fiscal 2014, 2013 and 2012, and the consolidated balance sheet data at September 26, 2014 and September 27, 2013, are derived from our audited consolidated financial statements included elsewhere in this annual report. The consolidated statement of income data for fiscal 2011 and the consolidated balance sheet data at September 28, 2012, September 30, 2011 and September 24, 2010 are derived from our audited consolidated financial statements that are not included in this annual report. In fiscal 2013, we completed the spin off of our Pharmaceuticals business to Covidien shareholders. Accordingly, the consolidated statement of income data for fiscal 2010 is derived from our unaudited consolidated financial statements that are not included in this annual report, as the amounts have been recast to reflect the Pharmaceuticals business as discontinued operations.
The selected historical financial data presented below should be read in conjunction with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	2014	2013	2012	2011	2010
Consolidated Statement of Income Data(1):	(In Millions, Except Per Share Data)
Net sales	$10,659	$10,235	$9,851	$9,607	$8,438
Gross profit(2)	6,327	6,085	5,907	5,721	4,945
Selling, general and administrative expenses(3)	3,657	3,340	3,261	3,153	2,825
Research and development expenses(4)	546	508	479	412	333
Impairment of in-process research and development(5)	94	—	—	—	—
Restructuring charges, net	145	105	82	114	66
Gain on divestiture, net	(107)	—	—	—	—
Operating income	1,992	2,132	2,085	2,042	1,721
Interest expense, net	(189)	(192)	(191)	(184)	(179)
Other income, net(6)	20	89	25	22	40
Income from continuing operations before income taxes	1,823	2,029	1,919	1,880	1,582
Income from continuing operations	1,662	1,600	1,637	1,581	1,276
Consolidated Balance Sheet Data:
Total assets	$20,701	$19,918	$22,257	$20,374	$20,387
Long-term debt	4,035	5,018	4,531	4,197	4,451
Shareholders’ equity	10,060	9,242	10,565	9,817	8,974
Share Data:
Income from continuing operations:
Basic earnings per share	$3.68	$3.43	$3.40	$3.21	$2.55
Diluted earnings per share	$3.65	$3.40	$3.37	$3.18	$2.53
Cash dividend declared per ordinary share	$1.32	$1.10	$0.94	$0.83	$0.74
Basic weighted-average number of shares outstanding	451	467	481	493	500
Diluted weighted-average number of shares outstanding	456	471	486	497	504

(1)	Fiscal 2011 includes 53 weeks. All other fiscal years include 52 weeks.

(2)
Fiscal 2014 includes $16 million of charges related to the sale of acquired inventory that had been written up to fair value upon the acquisition of a business, $5 million of restructuring-related accelerated depreciation expense and $3 million of inventory impairments resulting from the exit of our OneShotTM renal denervation program. Fiscal 2013 includes $4 million of restructuring-related accelerated depreciation expense. Fiscal 2012 includes $17 million of charges related to the sale of acquired inventory that had been written up to fair value upon the acquisition of a business, $15 million of inventory impairments resulting from a product discontinuance and $5 million of restructuring-related accelerated depreciation expense. Fiscal 2011 includes $32 million of charges related to the sale of acquired inventory that had been written up to fair value upon the acquisition of a business and $2 million of restructuring-related accelerated depreciation expense. Fiscal 2010 includes $39 million of charges related to the sale of acquired inventory that had been written up to fair value upon the acquisition of a business.

(3)
Fiscal 2014 includes a $181 million legal charge resulting from an increase to our estimated indemnification obligation for certain pelvic mesh products liability cases, a $65 million environmental charge for the estimated additional remediation costs for a site located in Orrington, Maine, $32 million of charges associated with the exit of our OneShotTM renal denervation program, $27 million of transaction costs resulting from our pending acquisition by Medtronic, Inc. and $5 million of acquisition-related transaction costs, partially offset by income of $27 million resulting from adjustments to contingent consideration liabilities. Fiscal 2013 includes a charge of $4 million resulting from entering into a distribution agreement and income of $3 million resulting from adjustments to contingent consideration liabilities. Fiscal 2012 includes a $49 million legal charge resulting from an increase to our estimated indemnification obligation for certain pelvic mesh products liability cases, $20 million of acquisition-related transaction costs and a $3 million capital equipment impairment resulting from a product discontinuance. Fiscal 2011 includes a net legal charge of $46 million related to our estimated indemnification obligation for certain pelvic mesh products liability cases and $11 million of shareholder settlement income. Fiscal 2010 includes $39 million of acquisition-related transaction costs, a $33 million legal charge related to an antitrust case and a $25 million net loss on divestitures.

(4)	Fiscal 2013 and 2012 include charges resulting from entering into license agreements of $17 million and $12 million, respectively.

(5)	Represents the impairment of in-process research and development associated with our drug coated balloon platform.

(6)	Amounts primarily relate to the impact of our tax sharing agreement with Tyco International and TE Connectivity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our reportable segments are as follows:

•
Medical Devices includes worldwide sales of the following products: advanced and general surgical solutions, peripheral vascular and neurovascular therapies, patient monitoring products, and airway and ventilation products. It also includes sales of the following products outside the United States: nursing care, medical surgical, SharpSafetyTM and original equipment manufacturer (OEM) products.

•	U.S. Medical Supplies includes sales of the following products in the United States: nursing care, medical surgical, SharpSafetyTM and OEM products.
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
Recent Development
On June 15, 2014, Covidien and Medtronic, Inc. entered into a definitive agreement pursuant to which Medtronic agreed to acquire Covidien in a cash-and-stock transaction. Under the agreement, each outstanding ordinary share of Covidien will be converted into the right to receive $35.19 in cash and 0.956 of an ordinary share of Medtronic plc (a newly formed Irish company). Cash will be paid in lieu of any fractional share amounts. The consummation of the transaction is subject to certain conditions, including approvals by Medtronic and Covidien shareholders. In addition, the proposed transaction requires regulatory clearances in the United States, the European Union, China and certain other countries. The transaction is expected to close in early calendar 2015. If the transaction agreement is terminated under certain circumstances, Covidien may be obligated to reimburse certain expenses of Medtronic, in an amount up to approximately $429 million. Such circumstances include, among other things, if the transaction is terminated because the Covidien board of directors changes its recommendation for the transaction and the Covidien shareholders vote against the transaction, and either (i) Medtronic obtained the requisite Medtronic shareholder approval or (ii) Covidien effected such termination prior to the completion of the Medtronic shareholder meeting. Similarly, if the transaction is terminated because the Medtronic board of directors changes its recommendation for the transaction and the Medtronic shareholders vote against the transaction, and either (i) Covidien obtained the requisite Covidien shareholder approval or (ii) Medtronic effected such termination prior to the completion of the Covidien shareholder meeting, Medtronic would be obligated to pay Covidien a termination fee of $850 million.
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

Healthcare Reform
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, imposes a 2.3% excise tax on the sale in the United States of certain medical devices by a manufacturer, producer or importer of such devices starting after December 31, 2012, our second quarter of fiscal 2013. During fiscal 2014 and 2013, our medical device tax was $63 million and $46 million, respectively. These amounts were included in selling, general and administrative expenses.
Strategic Acquisitions, License Agreements and Divestitures
We regularly engage in strategic reviews of our businesses to improve operations, financial returns and alignment between our businesses and our strategy. We have made strategic acquisitions and divestitures, including licensing transactions and a joint venture, as well as divestitures of non-strategic businesses.
Acquisitions
During fiscal 2014, we acquired:

•	Given Imaging Ltd., a developer of gastrointestinal medical devices, for cash of $1.033 billion ($925 million, net of cash acquired);

•
Sapheon, Inc., a developer of venous disease treatments, for total consideration of $198 million ($189 million, net of cash acquired), consisting of cash of $108 million ($99 million, net of cash acquired) and the fair value of contingent consideration of $90 million. This contingent consideration could total a maximum of $130 million;

•
Reverse Medical Corporation, a medical device company focused on expanding the management of vascular disease, for total consideration of $142 million ($135 million, net of cash acquired), consisting of cash of $101 million ($94 million, net of cash acquired) and the fair value of contingent consideration of $41 million. This contingent consideration could total a maximum of $58 million;

•
New Wave Surgical Corporation (New Wave), a manufacturer of an endoscopic visualization system, for total consideration of $114 million ($113 million, net of cash acquired), consisting of cash of $111 million ($110 million, net of cash acquired) and debt assumed of $3 million, which we subsequently repaid;

•	WEM Equipamentos Electrônicos Ltda. (WEM), a manufacturer of electrosurgical generators, disposables and accessories in Brazil, for cash of $54 million;

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

•
Three other businesses for total consideration of $128 million, consisting of upfront cash payments totaling $94 million; debt assumed of $1 million, which we subsequently repaid; and the fair value of contingent consideration of $33 million. This contingent consideration could total a maximum of $192 million.

During fiscal 2013, we acquired:

•
Nfocus Neuromedical, Inc. (Nfocus), a developer of neurovascular intrasaccular devices, for total consideration of $72 million ($71 million, net of cash acquired), consisting of cash of $51 million ($50 million, net of cash acquired) and the fair value of contingent consideration of $21 million. As of September 26, 2014, we had a maximum of $45 million in future contingent consideration payments associated with this acquisition;

•
CV Ingenuity (CVI), a developer of a treatment for peripheral arterial disease, for total consideration of $216 million ($211 million, net of cash acquired), consisting of cash of $115 million ($110 million, net of cash acquired) and the fair value of contingent consideration of $101 million, of which we have paid $65 million. As of September 26, 2014, we had a maximum of $82 million in future contingent consideration payments associated with this acquisition, for which we had recorded a liability of $41 million.

During fiscal 2012, we acquired:

•
MindFrame, Inc., a designer and manufacturer of devices designed to optimize rapid perfusion and clot removal in the treatment of patients suffering from ischemic stroke, for total consideration of $76 million ($72 million, net of cash acquired), consisting of cash of $74 million ($70 million, net of cash acquired) and debt assumed of $2 million, which we subsequently repaid;

•	Oridion Systems Ltd. (Oridion), a developer of patient monitoring systems, for cash of $337 million ($327 million, net of cash acquired);

•
superDimension, Ltd., a developer of minimally invasive interventional pulmonology devices, for total consideration of $292 million ($284 million, net of cash acquired), consisting of cash of $249 million ($241 million, net of cash acquired); debt assumed of $21 million, which we subsequently repaid; and the fair value of contingent consideration of $22 million, of which we have paid $8 million. As of September 26, 2014, we owe an additional $6 million of contingent consideration, which represents the final payment that will be made as a result of the revenue targets that were achieved.

•
Newport Medical Instruments, Inc. (Newport), a designer and manufacturer of ventilators, for total consideration of $103 million ($101 million, net of cash acquired), consisting of cash of $94 million ($92 million, net of cash acquired) and debt assumed of $9 million, which we subsequently repaid;

•
Maya Medical (Maya), a developer of a treatment for hypertension, for total consideration of $106 million, consisting of cash of $49 million; debt assumed of $10 million, which we subsequently repaid; and the fair value of contingent consideration of $47 million, of which $18 million was ultimately paid. As discussed under “Covidien Business Factors Influencing the Results of Operations—Product Recalls and Discontinuance,” during fiscal 2014, we exited our renal denervation program associated with this acquisition; accordingly, as of September 26, 2014, there were no future contingent consideration payments remaining associated with this acquisition;

•
BÂRRX Medical, Inc. (BÂRRX), a developer of bipolar radiofrequency ablation devices used in the treatment of Barrett’s esophagus syndrome, for total consideration of $409 million ($393 million, net of cash acquired), consisting of cash of $338 million ($322 million, net of cash acquired) and the fair value of contingent consideration of $71 million. We subsequently paid the maximum $75 million of contingent consideration associated with this acquisition.

License Agreements
During fiscal 2013, we entered into an exclusive license agreement for intellectual property. As a result, we recorded research and development charges totaling $16 million associated with this agreement, consisting of an upfront cash payment and a milestone payment. We will be required to make an additional payment of approximately €8 million ($10 million as of September 26, 2014) upon the first commercial sale of a product using the intellectual property. In connection with this agreement, we also committed to hiring a certain number of research and development personnel within a specified time frame.
In addition, in fiscal 2013, we entered into a separate license agreement for intellectual property. This license arrangement included an upfront cash payment of $15 million, which was capitalized as an intangible asset.
During fiscal 2012, we entered into an exclusive license agreement which grants us product rights for two medical device patent and product candidates that are designed to remove peripheral artery blockages. This license arrangement included an upfront cash payment of $12 million, which was included in research and development expenses. During fiscal 2012, we made regulatory-related milestone payments of $15 million, which were capitalized as an intangible asset. In addition, during fiscal 2013 and 2014, we made sales milestone payments totaling $15 million, which were also capitalized as intangible assets. As of September 26, 2014, there were no future payments remaining associated with this license agreement.
Divestiture
During fiscal 2014, we sold our biosurgery sealant product line within our Medical Devices segment because it was not aligned with our long-term strategic objectives. In connection with this transaction, we received net proceeds of $227 million in cash and recorded a pre-tax net gain of $107 million. In addition to the cash received at the time of sale, we may receive up to $30 million, contingent upon the achievement of certain performance measures.
Covidien Business Factors Influencing the Results of Operations
Fiscal Year
We report our results based on a “52-53 week” year ending on the last Friday of September. Fiscal 2014, 2013 and 2012 consisted of 52 weeks and ended on September 26, 2014, September 27, 2013 and September 28, 2012, respectively. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will include 14 weeks, with the next such occurrence taking place in fiscal 2016.

Legal and Environmental Charges
We are currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two of our subsidiaries have supplied pelvic mesh products to one of the manufacturers named in the litigation and we are indemnifying that manufacturer on certain claims. During fiscal 2012, we recorded a $49 million legal charge to increase our estimated indemnification obligation for certain claims pertaining to all known pending and estimated future pelvic mesh product liability claims. During fiscal 2014, we received additional information regarding the nature of the claims and potential exposure based on access to medical records, settlements by other manufacturers and discussions with plaintiff attorneys, including discussions regarding potential future cases. Accordingly, we recorded a $181 million legal charge to further increase our estimated indemnification obligation. The amounts recorded in both years were included in selling, general and administrative expenses. Note 20 to our consolidated financial statements and “Item 3—Legal Proceedings” provide additional information regarding this products liability matter.
We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The most significant of these liabilities pertains to a site in Orrington, Maine. Following a court decision affirming a compliance order issued by the Maine Board of Environmental Protection, we recorded a $65 million charge for the estimated additional costs of implementing the compliance order. This charge is included in selling, general and administrative expenses in the consolidated statement of income for fiscal 2014. Note 20 to our consolidated financial statements and “Item 3—Legal Proceedings” provide additional information regarding this environmental matter.
Restructuring Initiatives
In fiscal 2013, we launched a restructuring program designed to improve our cost structure. This program includes actions across our segments and corporate. Such actions include, among other things, reducing corporate expenses, expanding the use of shared services in low-cost locations, outsourcing services where appropriate, streamlining our organizational structure, consolidating manufacturing locations, consolidating and optimizing distribution centers and expanding low-cost country sourcing. We expect to incur aggregate charges between $350 million and $450 million associated with these actions, of which approximately $100 million is estimated to be non-cash charges associated with facility closures. The remaining amount is expected to relate primarily to severance and termination costs, which we plan to fund using cash generated from operations. These charges, which are recorded as the specific actions required to execute on these initiatives are identified and approved, are expected to be incurred through fiscal 2018. Management is targeting savings from this program of $250 million to $300 million on an annualized basis once the program is completed. As of September 26, 2014, we had incurred $126 million of net restructuring and related charges under this program since its inception. This program excludes restructuring actions associated with acquisitions.
In fiscal 2011, we launched a $275 million restructuring program designed to improve our cost structure. This program includes actions across our segments and corporate and excludes restructuring actions associated with acquisitions. Charges totaling approximately $50 million recorded under this program by our former Pharmaceuticals business have been reclassified to discontinued operations. Accordingly, aggregate charges of approximately $225 million are expected to relate to our continuing operations. These charges, which are recorded as the specific actions required to execute on these initiatives are identified and approved are expected to be incurred by the end of 2015. Savings from this program are estimated to be approximately $190 million on an annualized basis.
During fiscal 2014, 2013 and 2012, we recorded net restructuring and related charges associated with all restructuring programs and acquisitions totaling $150 million, $109 million and $87 million, respectively. Additional information regarding restructuring and related charges is provided in “Results of Operations—Restructuring and related charges, net” and in note 6 to our consolidated financial statements.
Impairment of In-Process Research and Development
In connection with the pending acquisition of Covidien by Medtronic, in October 2014, Covidien and Medtronic entered into an agreement to sell Covidien’s drug coated balloon platform for $30 million in order to obtain clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. As a result, in fiscal 2014, Covidien’s Medical Devices segment recorded a $94 million impairment charge to write down the in-process research and development (IPR&D) associated with the drug coated balloon platform to fair value based on the contractually agreed upon purchase price. The sale is subject to approval by the FTC and other regulatory agencies, as well as closure of our pending acquisition by Medtronic.

 Research and Development Investment
Our research and development expenses increased $38 million and $29 million in fiscal 2014 and 2013, respectively. These increases primarily resulted from higher spending to support our growth initiatives. Additional information regarding research and development expenses is provided in “Results of Operations—Research and development.”
We expect research and development expenditures to continue to increase over the next several years as a result of our internal research and development initiatives. We intend to focus our research and development investments in those fields that we believe offer the greatest opportunity for growth and profitability. We are committed to investing in products that have a demonstrable clinical impact and value to the healthcare system and through which we can benefit from our core competencies and global infrastructure.
Sales and Marketing Investment
Selling and marketing expenses increased $20 million and $36 million in fiscal 2014 and 2013, respectively. These increases resulted largely from sales force expansion, primarily in the emerging markets, and increased costs resulting from acquisitions. We expect sales and marketing expenses to continue to increase as we make investments to drive our future growth in the emerging markets.
Acquisition-Related Costs
During fiscal 2014, acquisition-related costs incurred associated with fiscal 2014 acquisitions were $21 million, of which $16 million related to charges in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition.
During fiscal 2013, we recorded $21 million of income associated with acquisitions, primarily related to an $18 million gain associated with our acquisition of CVI, which was included in other income, net. The remaining amount resulted from adjustments to contingent consideration included in selling, general and administrative expenses.
During fiscal 2012, we incurred net acquisition-related costs of $31 million consisting of $20 million of charges included in selling, general and administrative expenses, primarily related to advisory and legal fees, and $17 million of charges in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition, partially offset by a $6 million gain associated with our acquisition of superDimension, which was included in other income, net.
Product Recalls and Discontinuance
In connection with management’s regular review of strategic programs and growth potential for our product portfolio, management decided to exit our OneShot™ renal denervation program associated with the fiscal 2012 acquisition of Maya. This decision was primarily driven by slower than expected development of the renal denervation market.
The following table summarizes the financial impact the decision to exit our renal denervation program had on our results of operations for fiscal 2014:

(Dollars in Millions)
Impairment of completed technology	$28
Other pre-tax charges(1)	7
Reversal of contingent consideration liabilities	(26)
Total pre-tax charges	9
Income tax benefit on pre-tax charges	(11)
Income tax expense on contingent consideration reversal	2
Write-off of prepaid tax asset	22
Net income tax expense	13
Total charges, net of income tax expense	$22

(1) Other pre-tax charges primarily relate to the write-down of inventory and contract cancellation.

During fiscal 2014, we determined that the post-market clinical trial associated with the radiofrequency energy-based renal denervation device (RF Device) to treat hypertension would not be successfully completed within the required timeframe. Accordingly, we reversed a $20 million contingent consideration liability associated with the achievement of this milestone. In addition, as a result of our decision to exit our renal denervation program, we reversed $6 million of contingent consideration liabilities that were primarily associated with the achievement of revenue targets for the RF Device. We also recorded employee severance and benefits costs associated with exiting our renal denervation program, the amount of which was insignificant and was included in restructuring and related charges, net in the consolidated statement of income.
During fiscal 2012, net sales of our Duet TRSTM Universal Straight and Articulating Single Use Loading Units (Duet) declined approximately $85 million, primarily as a result of recalls. These recalls also led to the discontinuance of the product, which resulted in inventory and capital equipment impairments totaling $18 million in fiscal 2012.
Currency Exchange Rates
Our results of operations are influenced by changes in currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. The percentage of net sales by major currencies for fiscal 2014 is as follows:

U.S. dollar	54%
Euro	18
Japanese yen	8
All other	20
100%
 Results of Operations
Fiscal Years Ended 2014, 2013 and 2012
Net Sales
Net sales by reportable segment were as follows:

	Fiscal Year			Fiscal 2014 versus 2013			Fiscal 2013 versus 2012
(Dollars in Millions)	2014	2013	2012	Percent change	Currency impact	Operational growth(1)	Percent change	Currency impact	Operational growth(1)
Medical Devices	$9,091	$8,689	$8,308	5%	(1)%	6%	5%	(2)%	7%
U.S. Medical Supplies	1,568	1,546	1,543	1	—	1	—	—	—
Total Covidien	$10,659	$10,235	$9,851	4	(1)	5	4	(2)	6

(1)
Operational growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.”

Net sales for fiscal 2014 increased $424 million, or 4.1%, to $10.659 billion, compared with $10.235 billion in fiscal 2013. The increase in net sales for fiscal 2014, compared with fiscal 2013, was driven by increased sales volume and a more favorable product mix, as well as the impact of the acquisitions, particularly the acquisition of Given Imaging. These increases in net sales were partially offset by the impact of pricing pressure, unfavorable currency exchange rate fluctuations of $109 million and the divestiture of our biosurgery sealant product line. The primary currency exchange rate movement that negatively impacted our consolidated net sales growth during fiscal 2014 was the U.S. dollar compared to the Japanese yen, partially offset by the favorable exchange rate movement of the Euro.
Net sales for fiscal 2013 increased $384 million, or 3.9%, to $10.235 billion, compared with $9.851 billion in fiscal 2012. The increase in net sales during fiscal 2013, compared with fiscal 2012, was primarily due to increased sales volume and a more favorable product mix, partially offset by unfavorable currency exchange rate fluctuations of $175 million. The primary currency exchange rate movement that negatively impacted our consolidated net sales growth during fiscal 2013 was the U.S. dollar compared to the Japanese yen.
The increase in net sales of our Medical Devices segment in both periods was primarily a result of increased sales of vessel sealing and stapling products. Fiscal 2014 also benefited from the impact of the Given Imaging acquisition. The increase in net sales of our U.S. Medical Supplies segment during fiscal 2014, compared with fiscal 2013, was primarily a result of increased sales of incontinence and enteral feeding products. During fiscal 2013, net sales for our U.S. Medical Supplies increased slightly compared to fiscal 2012, as higher sales of enteral feeding products and, to a lesser extent, electrodes and needles and syringes, were mostly offset by decreased sales of all other products.
Net sales by major product line were as follows:

	Fiscal Year			Fiscal 2014 versus 2013			Fiscal 2013 versus 2012
(Dollars in Millions)	2014	2013	2012	Percent change	Currency impact	Operational growth(1)	Percent change	Currency impact	Operational growth(1)
Advanced Surgical	$3,553	$3,186	$2,918	12%	(1)%	13%	9%	(2)%	11%
General Surgical	1,560	1,589	1,624	(2)	(1)	(1)	(2)	(1)	(1)
Surgical Solutions	5,113	4,775	4,542	7	(1)	8	5	(2)	7
Peripheral Vascular	1,226	1,215	1,214	1	(1)	2	—	(2)	2
Neurovascular	451	437	397	3	—	3	10	(1)	11
Vascular Therapies	1,677	1,652	1,611	2	(1)	3	3	(2)	5
Patient Monitoring	1,012	969	867	4	(2)	6	12	(2)	14
Airway & Ventilation	762	770	748	(1)	(2)	1	3	(3)	6
Nursing Care	1,024	1,011	999	1	(1)	2	1	(2)	3
Patient Care	1,071	1,058	1,084	1	(1)	2	(2)	—	(2)
Respiratory and Patient Care	3,869	3,808	3,698	2	(1)	3	3	(1)	4
Total Covidien	$10,659	$10,235	$9,851	4	(1)	5	4	(2)	6

(1)
Operational growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.”

Surgical Solutions—Surgical Solutions consists of the following:

•
Advanced Surgical, which primarily includes sales of stapling, vessel sealing, fixation (hernia mechanical devices), mesh, hardware and ablation products, and interventional lung and gastrointestinal solutions.

•	General Surgical, which primarily includes sales of surgical instruments, sutures and electrosurgery products.
Surgical Solutions net sales increased $338 million, or 7%, to $5.113 billion in fiscal 2014, compared with $4.775 billion in fiscal 2013. Unfavorable currency exchange decreased net sales by $51 million. Excluding the impact of currency exchange, Surgical Solutions sales growth primarily resulted from increased sales of vessel sealing and stapling products within Advanced Surgical. The increase in sales of vessel sealing products was largely driven by prior year product launches, including LigaSure Impact™ and LigaSure™ Blunt Tip, while the increase for stapling products was primarily driven by our Tri-Staple™ reloads outside the United States. In addition, the acquisition of Given Imaging in February 2014 contributed $121 million of net sales in fiscal 2014. Within General Surgical, the decrease in sales primarily resulted from the divestiture of our biosurgery sealant product line in January 2014 and, to a lesser extent, lower sales of surgical instruments. These decreases were partially offset by increased sales of sutures and the impact of the New Wave and WEM acquisitions.
Surgical Solutions net sales increased $233 million, or 5%, to $4.775 billion in fiscal 2013, compared with $4.542 billion in fiscal 2012. Unfavorable currency exchange decreased net sales by $88 million. Excluding the impact of currency exchange, Surgical Solutions sales growth primarily resulted from increased sales of stapling and vessel sealing products within Advanced Surgical. The increase in sales of stapling products was primarily driven by our Tri-Staple™ product, while the increase for vessel sealing products was largely driven by new products, primarily the LigaSure Impact™. The fiscal 2013 increase in net sales was also attributable to the absence of the Duet product recalls, which occurred in fiscal 2012, as well as the impact of the acquisitions of superDimension and BÂRRX, which resulted in incremental net sales of $55 million in fiscal 2013. These increases were partially offset by a decrease in General Surgical sales, primarily resulting from lower sales of surgical instruments.

Vascular Therapies—Vascular Therapies consists of the following:

•
Peripheral Vascular, which includes sales of compression, dialysis, venous insufficiency products, peripheral stents and directional artherectomy products, as well as other products to support procedures.

•	Neurovascular, which includes sales of coils, neurovascular stents and flow diversion products, as well as access and delivery products to support procedures.
Vascular Therapies net sales increased $25 million, or 2%, to $1.677 billion in fiscal 2014, compared with $1.652 billion in fiscal 2013. Unfavorable currency exchange fluctuations decreased net sales by $18 million. Excluding the impact of currency exchange, the increase in net sales was primarily driven by sales growth in Peripheral Vascular and, to a lesser extent, Neurovascular. Within Peripheral Vascular, increased sales of chronic venous insufficiency and procedural support products were partially offset by decreased sales of renal denervation products and stents. The decline in renal denervation sales resulted from our exit of this business in the first quarter of fiscal 2014.
Sales growth in Neurovascular primarily resulted from increased sales of coils and flow diversion products, despite the voluntary product recall of our Pipeline™ Embolization Device and Alligator™ Retrieval Device announced in April 2014. We were able to achieve this growth through launching our new Pipeline™ Flex Embolization Device in Europe, which allowed us to transfer unaffected inventory from Europe to the U.S. In addition, in August 2014, we obtained FDA approval to resume selling these products.
Vascular Therapies net sales increased $41 million, or 3%, to $1.652 billion in fiscal 2013, compared with $1.611 billion in fiscal 2012. Unfavorable currency exchange fluctuations decreased net sales by $32 million. Excluding the impact of currency exchange, the sales growth was primarily driven by increased sales of coils and stents within Neurovascular and increased sales of chronic venous insufficiency and procedural support products within Peripheral Vascular. These increases were partially offset by a decline in sales of compression products.
Respiratory and Patient Care—Respiratory and Patient Care consists of the following:

•	Patient Monitoring, which includes sales of sensors, monitors and temperature management products.

•	Airway & Ventilation, which primarily includes sales of airway, ventilator and inhalation therapy products, and breathing systems.

•	Nursing Care, which primarily includes sales of incontinence, enteral feeding, wound care, urology and suction products.

•
Patient Care, which includes sales of medical surgical products, such as operating room supply products and electrodes; OEM products, which are various medical supplies manufactured for other medical products companies; and SharpSafetyTM products, which includes needles, syringes and sharps disposal products.

Respiratory and Patient Care net sales increased $61 million to $3.869 billion in fiscal 2014, compared with $3.808 billion in fiscal 2013. Unfavorable currency exchange fluctuations decreased net sales by $40 million. Excluding the impact of currency exchange, the increase in sales was attributable to sales growth in Patient Monitoring and, to a lesser extent, Nursing Care and Patient Care. Sales growth in Patient Monitoring primarily resulted from increased sales of capnography products, particularly sensors. Nursing Care sales growth primarily resulted from increased sales of enteral feeding and incontinence products. Finally, Patient Care sales growth was primarily attributable to increased sales of Medical Surgical and SharpSafetyTM products.
Respiratory and Patient Care sales increased $110 million to $3.808 billion in fiscal 2013, compared with $3.698 billion in fiscal 2012. Unfavorable currency exchange fluctuations decreased net sales by $55 million. Excluding the impact of currency exchange, the increase in sales primarily resulted from the fiscal 2012 acquisitions of Oridion and Newport. These acquisitions contributed incremental net sales of $79 million and $28 million, respectively. The increase in sales for Respiratory and Patient Care was also driven by sales growth in Patient Monitoring and Nursing Care. Patient Monitoring sales growth primarily resulted from higher sales of pulse oximetry sensors, while Nursing Care sales growth was driven by increased sales of enteral feeding products due to the continued impact of the withdrawal of a competitor from the market. These increases in Respiratory and Patient Care sales were partially offset by decreased sales of SharpSafetyTM, OEM and Medical Surgical products within Patient Care and decreased sales of incontinence products within Nursing Care.

Net sales by geographic area, based primarily on the location of the customer, were as follows:

	Fiscal Year			Fiscal 2014 versus 2013			Fiscal 2013 versus 2012
(Dollars in Millions)	2014	2013	2012	Percent change	Currency impact	Operational growth(1)	Percent change	Currency impact	Operational growth(1)
U.S.	$1,954	$1,835	$1,747	6%	—%	6%	5%	—%	5%
Non-U.S. Developed Markets(2)	2,160	2,059	2,026	5	(1)	6	2	(3)	5
Emerging Markets	999	881	769	13	(3)	16	15	(1)	16
Surgical Solutions	5,113	4,775	4,542	7	(1)	8	5	(2)	7
U.S.	933	925	912	1	—	1	1	—	1
Non-U.S. Developed Markets(2)	505	503	516	—	(3)	3	(3)	(6)	3
Emerging Markets	239	224	183	7	(1)	8	22	(2)	24
Vascular Therapies	1,677	1,652	1,611	2	(1)	3	3	(2)	5
U.S.	2,397	2,343	2,270	2	—	2	3	—	3
Non-U.S. Developed Markets(2)	1,069	1,087	1,098	(2)	(3)	1	(1)	(5)	4
Emerging Markets	403	378	330	7	(3)	10	15	(1)	16
Respiratory and Patient Care	3,869	3,808	3,698	2	(1)	3	3	(1)	4
U.S.	5,284	5,103	4,929	4	—	4	4	—	4
Non-U.S. Developed Markets(2)	3,734	3,649	3,640	2	(2)	4	—	(5)	5
Emerging Markets	1,641	1,483	1,282	11	(3)	14	16	(1)	17
Total Covidien	$10,659	$10,235	$9,851	4	(1)	5	4	(2)	6

(1)
Operational growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.”

(2)	In fiscal 2014, no country represented 10% or more of total net sales. Sales to Japan represented 10% and 11% of total net sales in fiscal 2013 and 2012, respectively.

United States—Net sales in the United States increased $181 million, or 4%, during fiscal 2014, compared with fiscal 2013. This increase was primarily driven by Surgical Solutions and, to a lesser extent, Respiratory and Patient Care. The increase in sales within Surgical Solutions primarily resulted from the acquisition of Given Imaging and increased sales of vessel sealing, stapling and interventional lung products, partially offset by the impact of the divestiture of our biosurgery sealant product line and decreased sales of surgical instruments. Sales growth in Respiratory and Patient Care was mainly due to increased sales of capnography products and, to a lesser extent, increased sales of electrodes, incontinence and enteral feeding products. These increases were partially offset by a decrease in sales of pulse oximetry monitors.
Net sales in the United States increased $174 million, or 4%, during fiscal 2013, compared with fiscal 2012. This increase was due to growth among all product groups. Surgical Solutions sales growth primarily resulted from increased sales of stapling and vessel sealing products and the impact of our fiscal 2012 acquisitions of superDimension and BÂRRX. These increases were partially offset by a decline in sales of surgical instruments. Sales growth in Respiratory and Patient Care was primarily due to the impact of the fiscal 2012 acquisition of Oridion and increased sales of enteral feeding products. These increases were partially offset by a decrease in sales of incontinence products and declines in sales of Medical Surgical, OEM and SharpSafetyTM products. Vascular Therapies sales growth was primarily driven by increased sales of procedural support and chronic insufficiency products, partially offset by decreased sales of compression and dialysis products.
Non-U.S. Developed Markets—Net sales in Non-U.S. Developed Markets increased $85 million, or 2%, during fiscal 2014, compared with fiscal 2013. Unfavorable currency exchange fluctuations decreased net sales by $63 million. Excluding the impact of currency exchange, the increase primarily resulted from higher sales of Surgical Solutions products, namely stapling and vessel sealing products in Western Europe. In addition, the acquisition of Given Imaging contributed to the increase in sales for Surgical Solutions. These increases were partially offset by decreased sales of surgical instruments, primarily in Western Europe, and the impact of the sale of our biosurgery sealant product line.

Net sales in Non-U.S. Developed Markets in fiscal 2013 were about level with fiscal 2012. Unfavorable currency exchange fluctuations decreased net sales by $155 million. Excluding the impact of currency exchange, the increase in sales was primarily driven by Surgical Solutions and, to a lesser extent, Respiratory and Patient Care. The increase in sales within Surgical Solutions primarily resulted from increased sales of stapling and vessel sealing products in Japan and Western Europe, partially offset by a decline in sales of surgical instruments in Western Europe. Sales growth in Respiratory and Patient Care was primarily driven by increased sales of pulse oximetry sensors and capnography products.
Emerging Markets—Net sales in Emerging Markets increased $158 million, or 11%, during fiscal 2014, compared with fiscal 2013. Unfavorable currency exchange fluctuations decreased net sales by $46 million. Excluding the impact of currency exchange, the increase in sales was due to growth among all product groups, most notably Surgical Solutions. Surgical Solutions sales growth primarily resulted from increased sales of stapling products, namely in Asia and Eastern Europe, and increased sales of vessel sealing products and sutures across all regions. The sales growth in Respiratory and Patient Care primarily resulted from increased sales of ventilators, largely in Latin America, and increased sales of sensors across all regions. Vascular Therapies sales growth primarily resulted from increased sales of Neurovascular products in Asia and, to a lesser extent, in Latin America. These increases in net sales for Vascular Therapies were partially offset by a decrease in sales in Eastern Europe, primarily resulting from the exit of the renal denervation business.
Net sales in Emerging Markets increased $201 million, or 16%, during fiscal 2013, compared with fiscal 2012. This increase was due to growth among all product groups, most notably Surgical Solutions. Unfavorable currency exchange fluctuations decreased net sales by $20 million. Surgical Solutions sales growth primarily resulted from increased sales of stapling and vessel sealing products. The sales growth in Respiratory and Patient Care was primarily due to increased sales of ventilators, primarily in Asia and Eastern Europe. Vascular Therapies sales growth primarily resulted from increased sales of Neurovascular products in Asia and, to a lesser extent, in Latin America.
Operating Expenses
A summary of certain operating expenses were as follows:

	Fiscal Year
	2014		2013		2012
(Dollars in Millions)	$ Amount	% of Net Sales	$ Amount	% of Net Sales	$ Amount	% of Net Sales
Cost of goods sold	$4,332	40.6%	$4,150	40.5%	$3,944	40.0%
Selling, general and administrative expenses	3,657	34.3	3,340	32.6	3,261	33.1
Research and development expenses	546	5.1	508	5.0	479	4.9
Cost of goods sold—Cost of goods sold was 40.6% of net sales in fiscal 2014, compared with 40.5% of net sales in fiscal 2013. The slight increase in cost of goods sold as a percent of net sales in fiscal 2014 primarily resulted from unfavorable pricing and higher freight and warehousing costs at one of our non-U.S. distribution centers, partially offset by manufacturing cost reductions, increased sales volume and a more favorable product mix.
Cost of goods sold was 40.5% of net sales in fiscal 2013, compared with 40.0% of net sales in fiscal 2012. The increase in cost of goods sold as a percent of net sales in fiscal 2013 primarily resulted from unfavorable currency exchange fluctuations and pricing, partially offset by a more favorable mix of businesses.
Selling, general and administrative expenses—Selling, general and administrative expenses in fiscal 2014 increased $317 million, or 9.5%, to $3.657 billion, compared with $3.340 billion in fiscal 2013. Selling, general and administrative expenses were 34.3% of net sales in fiscal 2014, compared with 32.6% of net sales in fiscal 2013. The increase in selling, general and administrative expenses in fiscal 2014 was largely attributable to a $181 million legal charge related to an increase in our estimated indemnification obligation for certain pelvic mesh products liability cases; sales force expansion, primarily in Emerging Markets; a $65 million environmental charge associated with a site in Orrington, Maine; and acquisitions. These increases in selling, general and administrative expenses were partially offset by the impact of cost savings initiatives.
Selling, general and administrative expenses in fiscal 2013 increased $79 million, or 2.4%, to $3.340 billion, compared with $3.261 billion in fiscal 2012. The increase in selling, general and administrative expenses in fiscal 2013 was largely attributable to sales force expansion, primarily in Emerging Markets, as well as acquisitions, partially offset by cost savings initiatives. In addition, the medical device tax, which began during our second quarter of fiscal 2013, increased selling, general and administrative expenses by $46 million. These increases were partially offset by the absence of a $49 million legal charge related to an increase in our indemnification obligation for certain pelvic mesh products liability cases, which was recorded during fiscal 2012, and a decrease in transaction costs associated with acquisitions. Selling, general and administrative expenses were 32.6% of net sales in fiscal 2013, compared with 33.1% of net sales in fiscal 2012. The decrease in selling, general and administrative expenses as a percentage of net sales primarily resulted from the overall increase in sales, coupled with cost savings initiatives in fiscal 2013.
Research and development expenses—Research and development expenses increased $38 million, or 7.5%, to $546 million in fiscal 2014, compared with $508 million in fiscal 2013. This increase in research and development expenses was primarily due to higher spending on drug coated balloon treatment for peripheral arterial diseases and, to a lesser extent, as a result of recent acquisitions. This increase was partially offset by the absence of $17 million of charges associated with entering into license agreements incurred in the prior year. As a percentage of net sales, research and development expenses were 5.1% in fiscal 2014, compared with 5.0% in fiscal 2013.
Research and development expenses increased $29 million, or 6.1%, to $508 million in fiscal 2013, compared with $479 million in fiscal 2012. This increase primarily resulted from higher spending by our Medical Devices segment largely resulting from acquisitions and, to a lesser extent, incremental expense resulting from entering into license agreements. As a percentage of our net sales, research and development expenses were 5.0% in fiscal 2013, compared with 4.9% in fiscal 2012.
Restructuring and related charges, net—During fiscal 2014, we recorded net restructuring and related charges of $150 million, of which charges of $5 million related to accelerated depreciation and were included in cost of goods sold. The remaining $145 million primarily related to severance and employee benefit costs incurred under our 2013 program to reorganize our European operations and, to a lesser extent, acquisitions.
During fiscal 2013, we recorded net restructuring and related charges of $109 million, of which charges of $4 million related to accelerated depreciation and were included in cost of goods sold. The remaining $105 million primarily related to severance and employee benefit costs incurred under our 2011 program.
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
Medical Devices—Operating income for fiscal 2014 increased $162 million to $2.634 billion, compared with $2.472 billion in fiscal 2013. Operating margin was 29.0% for fiscal 2014, compared with 28.4% for fiscal 2013. The increases in operating income and margin were primarily due to the gross profit resulting from increased sales and the impact of cost savings initiatives. These increases to operating income were partially offset by pricing pressure, the impact of recent acquisitions and investments in sales force expansion in Emerging Markets.
Operating income for fiscal 2013 increased $35 million to $2.472 billion, compared with $2.437 billion in fiscal 2012. The increase in operating income was primarily attributable to the gross profit resulting from increased sales and the impact of cost savings initiatives. These increases to operating income were partially offset by increased selling, general and administrative expenses resulting from acquisitions, sales force expansion, primarily in Emerging Markets and, to a lesser extent, the impact of the medical device tax. These increased costs, coupled with the unfavorable impact of currency exchange fluctuations, resulted in a decline in operating margin for the segment from 29.3% in fiscal 2012 to 28.4% in fiscal 2013.
U.S. Medical Supplies—Operating income for fiscal 2014 increased $6 million to $168 million, compared with $162 million in fiscal 2013. Operating margin was 10.7% for fiscal 2014, compared with 10.5% for fiscal 2013. The increases in operating income and margin primarily resulted from the favorable sales performance for the segment discussed under “Net Sales” and decreased manufacturing costs. These increases were partially offset by pricing pressure and increased selling, general and administrative expenses, primarily resulting from higher costs associated with employee compensation programs and the medical device tax, the latter of which was not effective for us until the second quarter of fiscal 2013.
Operating income for fiscal 2013 decreased $43 million to $162 million, compared with $205 million in fiscal 2012. Operating margin was 10.5% for fiscal 2013, compared with 13.3% for fiscal 2012. The decrease in operating income and margin primarily resulted from increased manufacturing costs, pricing pressure and the impact of the medical device tax. This decrease was partially offset by the gross profit resulting from the favorable sales performance for the segment discussed under “Net Sales.”

Corporate
Corporate expenses decreased $4 million to $371 million in fiscal 2014, compared with $375 million in fiscal 2013. This decrease primarily resulted from the positive impact of productivity initiatives and lower professional fees, partially offset by higher costs associated with employee compensation programs and legal expenses.
Corporate expenses increased $19 million to $375 million in fiscal 2013, compared with $356 million in fiscal 2012. This increase was primarily due to investments in information systems and related infrastructure and increases in annual equity-based compensation expense and professional fees. These increases in corporate expenses were partially offset by a decrease in expense associated with our annual incentive plan and the release of a withholdings tax reserve resulting from a statute expiration.
Non-Operating Items
Interest Expense and Interest Income
During fiscal 2014, 2013 and 2012, interest expense was $204 million, $208 million and $206 million, respectively. The decrease in fiscal 2014, compared with fiscal 2013, resulted from the impact of interest rate swaps entered into during fiscal 2014. Note 15 to our consolidated financial statements contains additional information regarding these interest rate swaps. The slight increase in interest expense in fiscal 2013, compared with fiscal 2012, primarily resulted from the issuance of $750 million of debt, partially offset by the $500 million repayment of lower interest rate debt, both of which occurred during the third quarter of fiscal 2013.
During fiscal 2014, 2013 and 2012, interest income was $15 million, $16 million and $15 million, respectively.
Other Income, net
Other income, net of $20 million for fiscal 2014 includes $16 million of income under the Tyco tax sharing agreement and a $4 million net gain on investments. The $16 million of income under the Tyco tax sharing agreement includes $25 million of income for our portion of Tyco International’s settlement of contract claims under a 2002 tax agreement with CIT Group Inc., a former subsidiary of Tyco International, partially offset by $9 million of net expense. The $9 million of net expense reflects 58% of the interest and other income tax payable amounts released or recorded during fiscal 2014 that are subject to the Tyco tax sharing agreement, which is discussed in note 18 to our consolidated financial statements.
Other income, net of $89 million for fiscal 2013 includes income of $71 million and a corresponding increase to our receivable from Tyco International and TE Connectivity, which reflects 58% of interest and other income tax payable amounts recorded during fiscal 2013 that are subject to the Tyco tax sharing agreement. In addition, other income, net for fiscal 2013 includes a $33 million net gain on investments and a $5 million gain resulting from the demutualization of an insurance carrier. These increases were partially offset by a $20 million loss on early retirement of debt associated with the extinguishment of a capital lease.
Other income, net of $25 million for fiscal 2012 includes income of $30 million and a corresponding increase to our receivable from Tyco International and TE Connectivity, which reflects 58% of interest and other income tax payable amounts recorded during fiscal 2013 that are subject to the Tyco tax sharing agreement. In addition, other income, net for fiscal 2012 includes a $9 million loss on early retirement of debt, partially offset by a $4 million gain on investments.
Income Tax Expense
Income tax expense was $161 million, $429 million and $282 million on income from continuing operations before income taxes of $1.823 billion, $2.029 billion and $1.919 billion for fiscal 2014, 2013 and 2012, respectively. Our effective tax rate was 8.8%, 21.1% and 14.7% for fiscal 2014, 2013 and 2012, respectively.
The decrease in our effective tax rate in fiscal 2014, compared with fiscal 2013, primarily resulted from the income tax benefit recognized in connection with the effective settlement of the 2005 through 2007 U.S. audit cycle and certain matters within the 2004 U.S. audit, a favorable non-U.S. audit settlement, the absence of taxable gains generated in connection with the restructuring of legal entities in advance of the 2013 separation and increased earnings in lower tax jurisdictions in fiscal 2014.
The increase in our effective tax rate in fiscal 2013, compared with fiscal 2012, primarily resulted from Tyco International’s potential settlement of certain outstanding tax matters within the 2005 through 2007 U.S. audit cycle. In addition, taxable gains generated in connection with the restructuring of legal entities in advance of the 2013 separation, the favorable release of valuation allowances in connection with a tax planning initiative in fiscal 2012; and increased earnings in higher tax jurisdictions contributed to the increase in our effective tax rate during fiscal 2013. These increases were somewhat offset by an unfavorable settlement reached with certain non-U.S. taxing authorities in the fiscal 2012 and the retroactive re-enactment of the U.S. research and development tax credit.

Discontinued Operations
Mallinckrodt—The historical results of operations of our former Pharmaceuticals business have been presented as discontinued operations in the fiscal 2013 and 2012 consolidated statements of income and comprehensive income. Discontinued operations include the results of Mallinckrodt’s business except for certain corporate overhead costs and other allocations, which remain in continuing operations. Discontinued operations also include costs we incurred to separate Mallinckrodt. The consolidated statements of cash flows have not been adjusted to reflect the effect of the 2013 separation.
Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses—During fiscal 2013 and 2012, we recorded a tax benefit of $4 million and $12 million, respectively, related to the Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses that were sold in fiscal 2006. These tax benefits resulted from statute expirations.
Financial information—Net sales and income from Mallinckrodt’s operations and adjustments to the gain on sale of businesses disposed in previous fiscal years were as follows:

(Dollars in Millions)	2013	2012
Net sales	$1,618	$2,001
Income from operations, net of tax provision of $54 and $65(1)	$98	$265
Gain on sale, net of tax benefit of $4 and $12	2	3
Income from discontinued operations, net of income taxes	$100	$268

(1)
Includes pre-tax charges incurred in connection with activities taken to complete the 2013 separation and to build out Mallinckrodt’s corporate infrastructure of $127 million and $36 million in fiscal 2013 and 2012, respectively.

In connection with the 2013 separation, we entered into a transition services agreement pursuant to which Covidien and Mallinckrodt are providing to each other, on an interim transitional basis, various services. The services generally commenced on the separation date and terminate up to 24 months following the separation, although certain services may continue for longer periods. Services provided by Covidien include certain information technology, back office support and distribution and importation services for products in certain countries outside the United States. The charges for such services are generally intended to allow the service provider to recover all out-of-pocket costs and expenses and realize a predetermined profit equal to a mark-up of such out-of-pocket expenses. Billings by Covidien under the transition services agreement are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the consolidated statements of income. The amount of profit recognized by Covidien in both fiscal 2014 and 2013 was insignificant. This transitional support is to enable Mallinckrodt to establish its stand-alone processes for various activities that were previously provided by Covidien and does not constitute significant continuing support of Mallinckrodt’s operations.
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
Liquidity and Capital Resources
Our ongoing ability to generate cash from operations and access to the capital markets affects our ability to fund our capital needs. We believe, however, that our cash balances and other sources of liquidity, primarily our committed credit facility, will be sufficient to allow us to continue to invest in growth opportunities and fund operations for the foreseeable future.

A summary of our cash flows from operating, investing and financing activities is provided in the following table:

(Dollars in Millions)	2014	2013	2012
Net cash provided by (used in):
Operating activities	$2,012	$2,095	$2,425
Investing activities	(1,488)	(722)	(1,678)
Financing activities	(797)	(1,328)	(383)
Effect of currency exchange rate changes on cash and cash equivalents	(28)	(43)	(1)
Net (decrease) increase in cash and cash equivalents	$(301)	$2	$363

Operating Activities
Net cash provided by operating activities of $2.012 billion in fiscal 2014 was primarily attributable to net income, as adjusted for depreciation and amortization, partially offset by a working capital outflow of $253 million. This working capital outflow was largely driven by a $607 million decrease in income taxes payable, primarily resulting from a payment made to the IRS in connection with the effective settlement of the 2005 through 2007 audit cycle. This working capital outflow was partially offset by $380 million of net reimbursement payments received from Tyco International and TE Connectivity under the Tyco tax sharing agreement and an increase in legal and environmental liabilities resulting from charges recorded during the year for the estimated cost of future settlements and remediation activities. Additionally, the increase in accounts receivable resulting from increased sales was somewhat offset by $115 million of collections from the Spanish government in February 2014 relating to invoices issued prior to June 2013.
Net cash provided by operating activities of $2.095 billion in fiscal 2013 was primarily attributable to net income, as adjusted for depreciation and amortization, partially offset by a working capital outflow of $343 million. This working capital outflow was largely driven by a $180 million increase in accounts receivable, $83 million of net indemnification activity under the Tyco tax sharing agreement and a $75 million increase in inventory, partially offset by a $122 million increase in income taxes payable. In addition, we made a $50 million voluntary pension contribution during fiscal 2013. This payment was primarily made to provide additional funding to Mallinckrodt pension plans prior to the 2013 separation.
Net cash provided by operating activities of $2.425 billion in fiscal 2012 was primarily attributable to net income, as adjusted for depreciation and amortization, partially offset by a working capital outflow of $232 million. This working capital outflow was largely driven by an increase in inventory of $275 million, partially offset by an increase in income taxes payable of $111 million. Additionally, the increase in accounts receivable resulting from increased sales was offset by $248 million of collections from the Spanish government in June 2012 relating to 2011 and prior invoices. In addition, during fiscal 2012, we made net indemnification payments of $37 million related to pre-2007 separation tax matters under the Tyco tax sharing agreement.

Investing Activities
Net cash used in investing activities was $1.488 billion, $722 million and $1.678 billion in fiscal 2014, 2013 and 2012, respectively.
Acquisitions and Divestiture—During fiscal 2014, we paid cash of $1.412 billion to acquire nine businesses, of which $925 million was used to acquire Given Imaging. In addition, during fiscal 2014, we received net cash proceeds of $227 million from the sale of our biosurgery sealant product line.
During fiscal 2013, we paid cash of $248 million to acquire three businesses, of which $110 million was used to acquire CVI; $88 million was used by our former Pharmaceuticals business to acquire CNS Therapeutics, Inc. and $50 million was used to acquire Nfocus.
During fiscal 2012, we paid cash of $1.134 billion to acquire six businesses, of which $327 million was used to acquire Oridion, $322 million was used to acquire BÂRRX and $241 million was used to acquire superDimension.
Capital Spending—Capital expenditures were $353 million, $482 million and $526 million in fiscal 2014, 2013 and 2012, respectively. Capital expenditures decreased in fiscal 2014 as a result of the 2013 separation. Capital expenditures are expected to be in the range of $400 million to $450 million in fiscal 2015.

Financing Activities
Net cash used in financing activities was $797 million, $1.328 billion and $383 million in fiscal 2014, 2013 and 2012, respectively.

Debt Issuances and Repayments—During fiscal 2014, we received net proceeds of $14 million from the issuance of debt. During fiscal 2013, we received net proceeds of $1.629 billion from the issuance of debt, of which $886 million was issued by Mallinckrodt International Finance S.A. (MIFSA), a former subsidiary that became a wholly-owned subsidiary of Mallinckrodt. Upon completion of the 2013 separation, we transferred to Mallinckrodt proceeds that, together with cash held by MIFSA’s subsidiaries, totaled $180 million. The remaining $743 million of debt was issued by Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary of Covidien plc. We used a portion of the $743 million of proceeds to fund the redemption of all our outstanding $500 million 1.88% senior notes due June 2013. During fiscal 2013, we also used $210 million of cash to repay amounts outstanding under our commercial paper program.
During fiscal 2012, we received net proceeds of $1.24 billion from the issuance of debt. We used a portion of these proceeds to fund the redemption of all of our outstanding $500 million 5.45% notes due October 2012. In addition, during fiscal 2012, we received net proceeds of $95 million from the issuance of commercial paper.
Dividend Payments—Dividend payments were $578 million, $487 million and $434 million in fiscal 2014, 2013 and 2012, respectively. We expect our cash dividend payments to increase in fiscal 2015 as a result of the increase in our quarterly dividend rate discussed in “Dividends.”
Share Repurchases and Option Exercises—We repurchased approximately 5.6 million shares for $378 million in fiscal 2014, 27.2 million shares for $1.700 billion in fiscal 2013 and 16.8 million shares for $923 million in fiscal 2012 under our share buyback programs. We also repurchased shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and to settle certain option exercises. We spent $18 million, $10 million and $9 million to acquire shares in connection with these equity-based awards during fiscal 2014, 2013 and 2012, respectively.
Share repurchases were somewhat offset by proceeds from options exercises of $163 million, $228 million and $241 million in fiscal 2014, 2013 and 2012, respectively.
Free Cash Flow
We returned 48%, 105% and 56% of our operating cash flow to shareholders in fiscal 2014, 2013 and 2012, respectively, through a combination of both dividend payments and share repurchases. Free cash flow returned to shareholders was 59%, 136% and 72% in fiscal 2014, 2013 and 2012, respectively. The decrease in operating and free cash flow returned to shareholders during fiscal 2014 was due to a decline in share repurchases, primarily resulting from entering into the Medtronic transaction agreement. Refer to “Share Repurchase Programs” below for additional information.
Free cash flow was $1.659 billion in fiscal 2014, compared with $1.613 billion in fiscal 2013. A $129 million decrease in capital expenditures, $115 million in collections from the Spanish government in February 2014 relating to invoices issued prior to June 2013 and the absence of a $50 million voluntary pension contribution made in fiscal 2013, all contributed to the increase in free cash flow. These increases were partially offset by decreased operating cash flow in fiscal 2014 resulting from the 2013 separation and an increase in income tax and related payments made under the Tyco tax sharing agreement.
Free cash flow was $1.613 billion in fiscal 2013, compared with $1.899 billion in fiscal 2012. The $286 million decrease in free cash flow primarily resulted from the collection of $248 million of accounts receivable from the Spanish government during fiscal 2012.
Free cash flow is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.” Reconciliations between net cash provided by operating activities (the most comparable U.S. GAAP measure) and free cash flow are as follows:

(Dollars in Millions)	2014	2013	2012
Net cash provided by operating activities	$2,012	$2,095	$2,425
Capital expenditures	(353)	(482)	(526)
Free cash flow	$1,659	$1,613	$1,899
Capitalization
Shareholders’ equity was $10.060 billion at September 26, 2014, compared with $9.242 billion at September 27, 2013. The increase in shareholders’ equity was primarily due to net income of $1.662 billion, partially offset by dividends declared of $596 million and share repurchases of $396 million.

The following table contains several key measures to gauge our financial condition and liquidity at the end of each fiscal year:

(Dollars in Millions)	2014	2013
Cash and cash equivalents	$1,567	$1,868
Current maturities of long-term debt	1,009	11
Long-term debt	4,035	5,018
Total debt	5,044	5,029
Shareholders’ equity	10,060	9,242
Debt-to-total capital ratio	33%	35%
As of September 26, 2014, our cash and cash equivalents were held principally in subsidiaries which are located throughout the world. Under current laws, substantially all of these amounts can be repatriated to our Luxembourg subsidiary, CIFSA, which is the obligor of substantially all of our debt, and to our Irish parent company; however, the repatriation of these amounts could subject us to additional tax costs. We provide for tax liabilities in our financial statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested outside of Ireland. Our current plans do not demonstrate a need to repatriate earnings that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.
We have a $1.5 billion five-year unsecured senior revolving credit facility, which expires in 2019. In addition, we may increase this facility by up to $500 million to a maximum of $2.0 billion provided certain conditions are met. We are required to maintain an available unused balance under this credit facility sufficient to support amounts outstanding under our commercial paper program. At both September 26, 2014 and September 27, 2013, we had no commercial paper outstanding. In addition, no amount was outstanding under our credit facility at the end of either period.
Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.
Dividends
On September 17, 2014, our board of directors increased our quarterly cash dividend from $0.32 per share to $0.36 per share. The dividend, which totals $163 million, is payable during the first quarter of fiscal 2015 to shareholders of record on October 7, 2014. The timing, declaration and payment of future dividends to holders of our ordinary shares falls within the discretion of our board of directors and depends upon many factors, including the statutory requirements of Irish law, our earnings and financial condition, the capital requirements of our businesses, industry practice and any other factors the board of directors deems relevant. In addition, the Medtronic transaction agreement entered into in June 2014 limits any future dividends to a maximum of $0.36 per share per quarter without prior written consent from Medtronic.
Share Repurchase Programs
We repurchase our ordinary shares from time to time based on market conditions and our cash flows to allow management to return excess cash to enhance shareholder value. In August 2011, our board of directors authorized a $2.0 billion share repurchase program, which was completed during fiscal 2013. In March 2013, our board of directors authorized a $3.0 billion share repurchase program. As of September 26, 2014, $1.8 billion remained outstanding under this program; however, due to restrictions in the Medtronic transaction agreement and under the Irish Takeover Rules, we currently do not expect to make any further purchases under our $3.0 billion share repurchase program.

Commitments and Contingencies
Contractual Obligations
A summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable operating leases and other obligations at September 26, 2014 is presented in the following table:

(Dollars in Millions)	Total	2015	2016	2017	2018	2019	Thereafter
Debt	$5,028	$1,005	$8	$7	$1,153	$3	$2,852
Interest payments(1)	1,887	191	171	170	135	100	1,120
Operating leases	417	114	94	67	47	37	58
Contingent consideration	236	102	9	74	36	3	12
Purchase obligations(2)	110	106	1	1	1	—	1
Unrecognized tax benefits(3)	44	44	—	—	—	—	—
Total contractual cash obligations	$7,722	$1,562	$283	$319	$1,372	$143	$4,043

(1)
Interest payments reflect the contractual interest payments on our outstanding debt and include the impact of interest rate swap agreements. Interest payments are projected for future periods using interest rates in effect as of September 26, 2014. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

(2)	Purchase obligations consist of commitments for purchases of goods and services made in the normal course of business to meet operational and capital requirements.

(3)	Includes related accrued interest.
The table above does not include other liabilities of $2.445 billion, primarily consisting of unrecognized tax benefits for uncertain tax positions and related accrued interest and penalties, contingent tax liabilities, products liability and other legal accruals, environmental liabilities, and obligations under our pension and deferred compensation plans because the timing of their future cash outflow is uncertain. The most significant of these liabilities are discussed below.
As of September 26, 2014, we expect to pay $987 million of unrecognized tax benefits for uncertain tax positions, including related accrued interest and penalties. Note 8 to our consolidated financial statements provides additional information regarding matters relating to income taxes, including unrecognized tax benefits. In addition, the table above excludes $555 million of non-current guaranteed contingent tax liabilities, for which we are unable to reasonably estimate the amount of the payment. These liabilities and related receivables are discussed further in note 18 to our consolidated financial statements.
We are subject to various legal proceedings and claims, including patent infringement claims, products liability matters, employment disputes, contractual disputes and other commercial disputes. As of September 26, 2014, we had accruals for products liability and other legal matters totaling $321 million, for which we had related insurance receivables of $29 million. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect these proceedings to have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Note 20 to our consolidated financial statements and “Item 3—Legal Proceedings” provide additional information regarding legal proceedings.
We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. These projects relate to a variety of activities, including removal of solvents, metals and other hazardous substances from soil and groundwater. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of September 26, 2014, we concluded that it was probable that we would incur investigation and remedial costs of $178 million, of which $23 million was included in accrued and other current liabilities and $155 million was included in other liabilities on our consolidated balance sheet at September 26, 2014. Note 20 to our consolidated financial statements and “Item 3—Legal Proceedings” provide additional information regarding environmental matters.
As of September 26, 2014, we had obligations under our deferred compensation plan of $139 million and net unfunded pension obligations of $165 million. While the timing and amounts of long-term funding requirements for these obligations are uncertain, in fiscal 2015, we expect to make contributions of $16 million to our pension plans and pay $10 million of deferred compensation. Note 17 to our consolidated financial statements provides additional information regarding our pension plans, including the related assumptions.

Guarantees
In connection with our 2007 separation from Tyco International and TE Connectivity, we entered into guarantee commitments and indemnifications with Tyco International and TE Connectivity related to certain contingent tax liabilities. Current and non-current liabilities totaling $577 million relating to these guarantees were included on our consolidated balance sheet at September 26, 2014, a substantial portion of which is classified as non-current.
In connection with the 2013 separation, Mallinckrodt assumed the tax liabilities that are attributable to its subsidiaries, which amounted to approximately $160 million. We have indemnified Mallinckrodt to the extent that such tax liabilities arising from periods prior to fiscal 2013 exceed $200 million, net of certain tax benefits realized. In addition, in connection with the 2013 separation, we entered into certain other guarantee commitments and indemnifications with Mallinckrodt. The values attributable to the tax indemnification and other guarantees were insignificant.
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
Off-Balance Sheet Arrangements
We have facility, vehicle and equipment operating leases that expire at various dates. As of September 26, 2014, we had minimum lease payments for non-cancelable operating leases of $417 million. In addition, as of September 26, 2014, we had various outstanding letters of credit and guarantee and surety bonds totaling $205 million, none of which were individually significant.
Income Taxes
At September 26, 2014, we are the primary obligor to the taxing authorities for $1.047 billion of tax liabilities that are recorded on our consolidated balance sheet, of which $669 million relates to periods prior to our 2007 separation from Tyco International and is shared with Tyco International and TE Connectivity pursuant to the Tyco tax sharing agreement. However, the actual amounts that we may be required to ultimately accrue or pay under the Tyco tax sharing agreement could vary depending upon the outcome of the unresolved tax matters, some of which may not be resolved for several years.
The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect our income tax returns for certain years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. With respect to the outstanding issue that remains in dispute, on June 20, 2013, we were advised by Tyco International that it had received Notices of Deficiency from the IRS asserting that several of Tyco International’s former U.S. subsidiaries owe additional taxes of $914 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco International and its subsidiaries as they existed at that time. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position is ultimately proved correct. The IRS has asserted in the Notices of Deficiency that substantially all of Tyco International’s intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on Tyco International’s U.S. income tax returns totaling approximately $3.0 billion. We strongly disagree with the IRS’s proposed adjustments. On July 22, 2013, Tyco International filed a petition with the U.S. Tax Court contesting the IRS assessment. We believe there are meritorious defenses for the tax filings in question, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
No payments with respect to these matters or any additional matters that may be raised by the U.S. Tax Court would be required until the dispute is definitively resolved, which could take several years. While we believe that the amounts recorded as non-current income taxes payable and guaranteed contingent tax liabilities related to these matters are adequate, the timing and outcome of such litigation is highly uncertain and could have a material adverse effect on our consolidated financial statements. In particular, if the IRS is successful in asserting its claim, it would likely assert that approximately $6.6 billion of interest deductions with respect to Tyco International’s intercompany debt in subsequent time periods should also be disallowed.
Tyco International’s income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans that originated during 1997 through 2000. It is our understanding that Tyco International and the IRS expect to reach a written agreement during fiscal 2015 on all undisputed issues for the years 2001 through 2004.
During fiscal 2014, we reached an effective settlement with the IRS on all tax matters in the 2005 through 2007 audit cycle and certain matters within the 2004 tax year. In connection with this settlement, we paid the IRS $680 million, consisting of $465 million of tax and $215 million of interest. Pursuant to the Tyco tax sharing agreement, we received reimbursement payments totaling $355 million from Tyco International and TE Connectivity associated with this settlement. In addition, we reimbursed Tyco International and TE Connectivity for our portion of their payments to the IRS, the amount of which was insignificant.
We estimate that within the next 12 months, our uncertain tax positions, excluding interest, could decrease by as much as $51 million primarily as a result of the resolution of tax matters arising from the 2004 and 2008 U.S. audits and other settlements or statute of limitations expirations.
Pursuant to the terms of the Tyco tax sharing agreement, we have current and non-current receivables from Tyco International and TE Connectivity totaling $296 million at September 26, 2014. This amount primarily reflects 58% of our contingent tax liabilities that are subject to the Tyco tax sharing agreement. If Tyco International and TE Connectivity default on their obligations to us under the Tyco tax sharing agreement, however, we would be liable for the entire amount of such liabilities. Additional information regarding the Tyco tax sharing agreement is provided in note 18 to our consolidated financial statements.
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
Concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. A portion of our trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries that are subject to payment delays, particularly in Spain and Italy. Payment is dependent upon the financial stability of those countries’ national economies and the creditworthiness of those countries’ national governments. We routinely evaluate all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. We believe the current reserves related to these receivables are adequate and that this concentration of credit risk will not have a material adverse impact on our financial position or liquidity.
Our aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain and Italy at September 26, 2014 were $256 million, of which $16 million were over 365 days past due. At September 27, 2013, accounts receivable, net in Spain and Italy were $379 million, of which $44 million were over 365 days past due. In February 2014, the Company collected $115 million from the Spanish government relating to invoices issued prior to June 2013.
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

We sell products both direct to end user customers and through distributors who resell the products to end user customers. Rebates are provided to certain distributors that sell to end user customers. Provisions for rebates, as well as sales discounts and returns, are accounted for as a reduction of sales when revenue is recognized and are included in the reserve for returns, rebates and sales allowances within accounts receivable trade on our consolidated balance sheets. We estimate rebates based on sales terms, historical experience and trend analyses. In estimating rebates, we consider the lag time between the point of sale and the payment of the distributor’s rebate claim; distributor-specific trend analyses; contractual commitments, including stated rebate rates; and other relevant information. We adjust reserves to reflect differences between estimated and actual experience, and record such adjustment as a reduction of sales in the period of adjustment. Historical adjustments to recorded reserves have not been significant and we do not expect significant revisions of these estimates in the future. Rebates charged against gross sales in fiscal 2014, 2013 and 2012 amounted to $2.504 billion, $2.363 billion and $2.418 billion, respectively.
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
We test goodwill for impairment during the fourth quarter of each year, or more frequently if impairment indicators arise, utilizing a two-step approach. The first step is to compare the carrying value of the reporting units to their respective fair values. We estimate the fair value of our reporting units through internal analyses and valuation, utilizing an income approach based on the present value of future cash flows. If the carrying value of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment, if any. The second step compares the implied fair value of a reporting unit’s goodwill with its carrying value. To determine the implied fair value of goodwill, we allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill. The results of our annual goodwill impairment test for fiscal 2014 showed that the fair value of each of our reporting units significantly exceeded their respective carrying values.
Other Intangible Assets—Intangible assets primarily consist of completed technology, customer relationships, trademarks and IPR&D. We record intangible assets at cost and amortize certain of such assets using the straight-line method over five to forty years. We review intangible assets for impairment by comparing the fair value of the assets, estimated using an income approach, with their carrying value. If the carrying value exceeds the fair value of the intangible asset, the amount recognized for impairment is equal to the difference between the carrying value of the asset and the present value of future cash flows. We assess the remaining useful life and the recoverability of finite-lived intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable using undiscounted cash flows. Indefinite-lived intangible assets are tested for impairment at least annually.
The valuation of IPR&D is determined using the discounted cash flow method. In determining the value of IPR&D, we consider, among other factors, the stage of completion of the projects, the technological feasibility of the projects, whether the projects have an alternative future use, and the estimated residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives. The discount rate used is determined at the time of acquisition and includes a rate of return which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized. The value attributable to IPR&D projects at the time of acquisition is capitalized as an intangible asset. Note 4 to our consolidated financial statements provides additional information regarding our IPR&D projects.
Contingent Consideration Liabilities—In connection with an acquisition, we may be required to pay future consideration that is contingent upon the achievement of certain milestones, such as revenue, regulatory or commercialization. As of the acquisition date, we recorded a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. We remeasure this liability each reporting period and record the change in fair value in our consolidated statement of income. An increase or decrease in the fair value can result from changes in the timing, expected probability and/or amount of revenue estimates or changes in the expected probability and/or timing of achieving regulatory, commercialization or other milestones, as well as changes in discount rates and periods, among other factors. During fiscal 2014 and 2013, we recorded income of $29 million and $3 million, respectively, which represented decreases in the estimated fair value of contingent consideration liabilities. During fiscal 2012, we recorded expense of $5 million, which represented an increase in the estimated fair value of contingent consideration liabilities.

Contingencies—We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including patent infringement, products liability and environmental matters, as further discussed in note 20 to our consolidated financial statements. Accruals recorded for various contingencies including legal proceedings, self-insurance and other claims, are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel, internal and/or external technical consultants and actuarially determined estimates. When a range is established but a best estimate cannot be made, we record the minimum loss contingency amount, which could be zero. An estimate is often initially developed substantially earlier than the ultimate loss is known and is reevaluated each accounting period. As information becomes known, additional loss provision is recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount. We record receivables from third-party insurers up to the amount of the related liability when we have determined that existing insurance policies will provide reimbursement. In making this determination, we consider applicable deductibles, policy limits and the historical payment experience of the insurance carriers. Receivables are not netted against the related liabilities for financial statement presentation.
Pension Benefits—Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. For our U.S. plans, we use a broad population of Moody’s AA-rated corporate bonds to determine the discount rate assumption. All bonds are non-callable, denominated in U.S. dollars and have a minimum amount outstanding of $250 million. This population of bonds was used to generate a yield curve and associated spot rate curve, to discount the projected benefit payments for the U.S. plans. The discount rate is the single level rate that produces the same result as the spot rate curve. For our non-U.S. plans, the discount rate is generally determined by reviewing country-specific and region-specific government and corporate bond interest rates. A decrease in the discount rate increases the present value of pension benefit obligations and increases pension expense. A 50 basis point decrease in the discount rate would increase our present value of pension obligations by approximately $44 million.
In determining the expected long-term return on plan assets, we consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets. In addition, we consider the relative weighting of plan assets by class and individual asset class performance expectations as provided by external advisors in reaching our conclusions on appropriate assumptions. Our overall investment objective is to obtain a long-term return on plan assets that is consistent with the level of investment risk that is considered appropriate. Investment risks and returns are reviewed regularly against benchmarks to ensure objectives are being met. A 50 basis point decrease in the expected long-term return on plan assets would increase our annual pension expense by approximately $2 million.
Guarantees—We have guarantee commitments and indemnifications with Tyco International and TE Connectivity, which relate to certain contingent tax liabilities. These arrangements were valued upon separation from Tyco International using appraisals and a liability related to these guarantees was recorded. Each reporting period, we evaluate the potential loss that we believe is probable. To the extent such potential loss exceeds the amount of the liability recorded on our consolidated balance sheet, an adjustment is recorded to increase the liability to the amount of such potential loss. To date, this guarantee has not been amortized into income because there has been no predictable pattern of performance. As a result, the liability generally will be reduced upon release from our obligations or as payments are made to indemnified parties. We consider the impact of such payments in our periodic evaluation of the sufficiency of the liability.
In addition, we have, from time to time, provided guarantees and indemnifications to unrelated parties. These guarantees have not been material to our consolidated financial statements. We periodically reassess our exposure and potential loss under these arrangements, and, in the event that an increase in the fair value of the guarantee occurs, a charge to income is recorded.
Income Taxes—In determining income for financial statement purposes, we must make estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future state, federal and non-U.S. pre-tax operating income; the reversal of temporary differences; and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses.
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future; however, management is not aware of any such changes that would have a material adverse effect on our results of operations, financial condition or cash flows.
We have recorded significant valuation allowances in certain jurisdictions, which we intend to maintain until it appears to be more likely than not that some or all of those deferred tax assets will be realized. Our valuation allowances for deferred tax assets of $6.210 billion and $6.069 billion at September 26, 2014 and September 27, 2013, respectively, relate principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance includes $6.125 billion and $5.767 billion at September 26, 2014 and September 27, 2013, respectively, which represents a full valuation allowance against certain non-U.S. net operating losses recorded in fiscal 2008 as a result of the receipt of a favorable tax ruling. It is highly unlikely that any of this net operating loss will be utilized.
We believe that we will generate sufficient future taxable income in the appropriate jurisdictions to realize the tax benefits related to the net deferred tax assets on our consolidated balance sheets. However, any reduction in future taxable income, including any future restructuring activities, may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. Conversely, a decrease in the valuation allowance would reduce our income tax expense recorded in the future.
Recently Issued Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board issued updated revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services to customers. The guidance also requires expanded disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In addition, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for Covidien beginning in the first quarter of fiscal 2018 using one of two prescribed retrospective methods. Early adoption is not permitted. We are currently assessing the impact of this revenue recognition guidance on our consolidated financial statements.
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
Foreign Currency Exposures
Foreign currency risk arises from our investments in affiliates and subsidiaries owned and operated in non-U.S. countries. Such risk is also a result of transactions with customers in countries outside the United States. We use foreign currency exchange forward and option contracts on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions denominated in certain foreign currencies. Based on a sensitivity analysis of our existing contracts, a 10% appreciation of the U.S. dollar from market rates would increase the unrealized value of contracts on our consolidated balance sheet by $67 million and $77 million as of September 26, 2014 and September 27, 2013, respectively. A 10% depreciation of the U.S. dollar would decrease the unrealized value of contracts on our consolidated balance sheet by $82 million and $94 million as of September 26, 2014 and September 27, 2013, respectively. However, such gains or losses on these contracts would ultimately be offset by the gains or losses on the revaluation or settlement of the underlying transactions.
Interest Rate Exposures
We manage interest rate exposure through the use of interest rate swap transactions with financial institutions acting as principal counterparties to convert a portion of fixed-rate debt to variable-rate debt. These transactions are designated as fair value hedges. During fiscal 2014, we entered into interest rate swaps on $500 million principal amount of our 3.20% senior notes due 2022 and $500 million principal amount of our 2.95% senior notes due 2023. Under these contracts, we receive fixed amounts of interest applicable to the underlying notes and pay a floating amount based upon the three-month U.S. dollar London interbank offered rate, plus a margin. A 50 basis point increase or decrease in interest rates relative to interest rates as of September 26, 2014 would decrease or increase our annual earnings, respectively, by approximately $5 million.

Item 8.	Financial Statements and Supplementary Data
The following consolidated financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for fiscal years ended September 26, 2014, September 27, 2013 and September 28, 2012
Consolidated Statements of Comprehensive Income for fiscal years ended September 26, 2014, September 27, 2013 and September 28, 2012
Consolidated Balance Sheets at September 26, 2014 and September 27, 2013
Consolidated Statements of Shareholders’ Equity for fiscal years ended September 26, 2014, September 27, 2013 and September 28, 2012
Consolidated Statements of Cash Flows for fiscal years ended September 26, 2014, September 27, 2013 and September 28, 2012
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
All other financial statements and schedules have been omitted since the information required to be submitted has been included in the consolidated financial statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.
Information on quarterly results of operations is set forth in note 25 to our consolidated financial statements.

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
Management assessed the effectiveness of our internal control over financial reporting as of September 26, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment, we believe that our internal controls over financial reporting were effective as of September 26, 2014.
Our internal control over financial reporting as of September 26, 2014 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements included in this annual report on Form 10-K. Their report is also included in this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 26, 2014 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The information required by this Item will be set forth in our definitive proxy statement for our 2015 Annual General Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Other than as set forth below, the information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(4)
Equity compensation plans approved by security holders	15,900,398	$51.07	51,152,374
Equity compensation plans not approved by security holders	—	—	—
Total	15,900,398	$51.07	51,152,374

(1) As of September 26, 2014, there were 12,804,268 ordinary shares to be issued upon exercise of outstanding options with a weighted-average exercise price of $51.09; 3,073,413 ordinary shares to be issued upon settlement of restricted stock units, performance share units and accompanying dividend equivalent units granted pursuant to our amended and restated Stock and Incentive Plan; and 22,717 ordinary shares to be issued upon exercise of outstanding options with a weighted-average exercise price of $42.56 pursuant to the Covidien Savings Related Share Plan.
(2) This table does not include information regarding options converted from Tyco International Ltd. awards in connection with our 2007 separation. We did not assume any equity compensation plans from Tyco International, and no grants of Covidien equity may be made pursuant to any Tyco International plans. As of September 26, 2014, there were 436,609 ordinary shares to be issued upon exercise of these converted options with a weighted-average exercise price of $38.03.
(3) Does not take into account restricted stock units and performance share units, which do not have an exercise price.
(4) As of September 26, 2014, there were 47,467,222 ordinary shares available for issuance pursuant to our amended and restated Stock and Incentive Plan, 2,767,179 ordinary shares available for issuance pursuant to the Covidien Employee Stock Purchase Plan and 917,973 ordinary shares available for issuance pursuant to the Covidien Savings Related Share Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

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

2.3
Transaction Agreement, dated as of June 15, 2014, by and among Covidien plc, Medtronic, Inc., Kalani I Limited, Makani II Limited, Aviation Acquisition Co., Inc. and Aviation Merger Sub, LLC (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2014).

2.4
Appendix III to the Rule 2.5 Announcement, dated as of June 15, 2014 (Conditions Appendix) (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on June 16, 2014).

2.5
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

10.2	FY09 Grant U.S. Option Terms and Conditions (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 23, 2014).(1)

10.3	FY09 Grant U.S. Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008).(1)

10.4
Form of Non-Competition, Non-Solicitation, and Confidentiality Agreement for executive officers and certain key employees (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on January 29, 2009).(1)

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

10.8	Director Grant Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009).(1)

10.9	Founders’ Grant Standard Option Terms and Conditions (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 23, 2014).(1)

10.10
Covidien Severance Plan for U.S. Officers and Executives, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2014).(1)

10.11
Covidien Change in Control Severance Plan for Certain U.S. Officers and Executives, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013).(1)

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

10.16	Form of Terms and Conditions of Option Award (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 23, 2014).(1)

10.17	Form of Terms and Conditions of Restricted Unit Award (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on January 26, 2010).(1)

10.18	Form of Terms and Conditions of Performance Unit Award (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on January 26, 2010).(1)

10.19	Amended Terms and Conditions of Performance Unit Awards FY12-FY14 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013).(1)

10.20	Amended Terms and Conditions of Performance Unit Awards FY13-FY15 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013).(1)

10.21	Tax Matters Agreement between Covidien plc and Mallinckrodt plc, dated June 28, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2013).

10.22
Employee Matters Agreement between Covidien plc and Mallinckrodt plc, dated June 28, 2013 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 1, 2013).

10.23
Transition Services Agreement between Covidien plc and Mallinckrodt plc, dated June 28, 2013 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 1, 2013).

10.24	Form of Indemnification Agreement between Covidien Ltd. and Covidien plc’s Directors and Secretary (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed on August 5, 2013).

21.1	Subsidiaries of the registrant (filed herewith).

23.1	Consent of Deloitte and Touche LLP (filed herewith).

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials from Covidien’s annual report on Form 10-K for the fiscal year ended September 26, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Dated: November 24, 2014
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

Name	Title	Date

/S/ JOSÉ E. ALMEIDA	Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 24, 2014
José E. Almeida

/S/ CHARLES J. DOCKENDORFF	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 24, 2014
Charles J. Dockendorff

/S/ RICHARD G. BROWN, JR.	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	November 24, 2014
Richard G. Brown, Jr.

/S/ JOY A. AMUNDSON	Director	November 24, 2014
Joy A. Amundson

/S/ CRAIG ARNOLD	Director	November 24, 2014
Craig Arnold

/S/ ROBERT H. BRUST	Director	November 24, 2014
Robert H. Brust

Name	Title	Date

/S/ CHRISTOPHER J. COUGHLIN	Director	November 24, 2014
Christopher J. Coughlin

/S/ RANDALL J. HOGAN, III	Director	November 24, 2014
Randall J. Hogan, III

/S/ DENNIS H. REILLEY	Director	November 24, 2014
Dennis H. Reilley

/S/ STEPHEN H. RUSCKOWSKI	Director	November 24, 2014
Stephen H. Rusckowski

/S/ JOSEPH A. ZACCAGNINO	Director	November 24, 2014
Joseph A. Zaccagnino

COVIDIEN PLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Covidien plc:
We have audited the accompanying consolidated balance sheets of Covidien plc and subsidiaries (collectively the “Company”) as of September 26, 2014 and September 27, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 26, 2014. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company’s internal control over financial reporting as of September 26, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 26, 2014 and September 27, 2013, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 26, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
November 24, 2014

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended September 26, 2014, September 27, 2013 and September 28, 2012
(in millions, except per share data)

	2014	2013	2012
Net sales	$10,659	$10,235	$9,851
Cost of goods sold	4,332	4,150	3,944
Gross profit	6,327	6,085	5,907
Selling, general and administrative expenses	3,657	3,340	3,261
Research and development expenses	546	508	479
Impairment of in-process research and development	94	—	—
Restructuring charges, net	145	105	82
Gain on divestiture, net	(107)	—	—
Operating income	1,992	2,132	2,085
Interest expense	(204)	(208)	(206)
Interest income	15	16	15
Other income, net	20	89	25
Income from continuing operations before income taxes	1,823	2,029	1,919
Income tax expense	161	429	282
Income from continuing operations	1,662	1,600	1,637
Income from discontinued operations, net of income taxes	—	100	268
Net income	$1,662	$1,700	$1,905
Basic earnings per share:
Income from continuing operations	$3.68	$3.43	$3.40
Income from discontinued operations	—	0.22	0.56
Net income	3.68	3.64	3.96
Diluted earnings per share:
Income from continuing operations	$3.65	$3.40	$3.37
Income from discontinued operations	—	0.21	0.55
Net income	3.65	3.61	3.92
Weighted-average number of shares outstanding:
Basic	451	467	481
Diluted	456	471	486
Cash dividends declared per ordinary share	$1.32	$1.10	$0.94
See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years Ended September 26, 2014, September 27, 2013 and September 28, 2012
(in millions)

	2014	2013	2012
Net income	$1,662	$1,700	$1,905
Income from discontinued operations, net of income taxes	—	(100)	(268)
Income from continuing operations	1,662	1,600	1,637
Currency translation adjustments	(120)	(42)	(86)
Unrecognized (loss) gain on benefit plans	(30)	15	(8)
Unrecognized gain on derivatives	3	7	4
Other comprehensive loss from continuing operations, net of income taxes	(147)	(20)	(90)
Comprehensive income from continuing operations, net of income taxes	1,515	1,580	1,547
Comprehensive income from discontinued operations, net of income taxes	—	92	245
Comprehensive income	$1,515	$1,672	$1,792
See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED BALANCE SHEETS
At September 26, 2014 and September 27, 2013
(in millions, except share data)

	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$1,567	$1,868
Accounts receivable trade, less allowance for doubtful accounts of $35 and $38	1,532	1,526
Inventories	1,408	1,352
Due from former parent and affiliate	16	293
Prepaid expenses and other current assets (including $87 and $75 due from Mallinckrodt)	493	372
Deferred income taxes	438	456
Total current assets	5,454	5,867
Property, plant and equipment, net	2,024	2,012
Goodwill	8,851	8,172
Intangible assets, net	3,282	2,687
Due from former parent and affiliate	280	375
Other assets	810	805
Total Assets	$20,701	$19,918
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$1,009	$11
Accounts payable	501	501
Accrued and other current liabilities (including $81 and $55 due to Mallinckrodt)	1,718	1,586
Income taxes payable	60	541
Total current liabilities	3,288	2,639
Long-term debt	4,035	5,018
Income taxes payable	987	1,147
Guaranteed contingent tax liabilities	555	571
Deferred income taxes	679	605
Other liabilities	1,037	696
Total Liabilities	10,581	10,676
Commitments and contingencies (note 20)
Redeemable noncontrolling interest (note 21)	60	—
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 453,975,935 and 489,032,186 issued	91	97
Ordinary shares held in treasury at cost; 2,027,594 and 36,258,061	(139)	(2,210)
Additional paid-in capital	7,842	7,549
Retained earnings	2,121	3,514
Accumulated other comprehensive income	145	292
Total Shareholders’ Equity	10,060	9,242
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$20,701	$19,918
See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Fiscal Years Ended September 26, 2014, September 27, 2013 and September 28, 2012
(in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number	Par Value	Number	Amount
Balance at September 30, 2011	514	$103	(32)	$(1,436)	$6,844	$3,908	$398	$9,817
Net income	—	—	—	—	—	1,905	—	1,905
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(113)	(113)
Dividends declared	—	—	—	—	—	(448)	—	(448)
Repurchase of shares	—	—	(17)	(932)	—	—	—	(932)
Share options exercised	6	1	—	—	248	—	—	249
Vesting of restricted shares	1	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	87	—	—	87
Balance at September 28, 2012	521	104	(49)	(2,368)	7,179	5,365	285	10,565
Net income	—	—	—	—	—	1,700	—	1,700
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(28)	(28)
Distribution to Mallinckrodt	—	—	—	—	—	(1,190)	35	(1,155)
Dividends declared	—	—	—	—	—	(509)	—	(509)
Repurchase of shares	—	—	(27)	(1,710)	—	—	—	(1,710)
Retirement of treasury shares	(40)	(8)	40	1,868	—	(1,860)	—	—
Share options exercised	6	1	—	—	267	—	—	268
Vesting of restricted shares	2	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	105	—	—	105
Other	—	—	—	—	(2)	8	—	6
Balance at September 27, 2013	489	97	(36)	(2,210)	7,549	3,514	292	9,242
Net income	—	—	—	—	—	1,662	—	1,662
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(147)	(147)
Dividends declared	—	—	—	—	—	(596)	—	(596)
Repurchase of shares	—	—	(6)	(396)	—	—	—	(396)
Retirement of treasury shares	(40)	(8)	40	2,467	—	(2,459)	—	—
Share options exercised	4	1	—	—	191	—	—	192
Vesting of restricted shares	1	1	—	—	(1)		—	—
Equity-based compensation	—	—	—	—	103	—	—	103
Balance at September 26, 2014	454	$91	(2)	$(139)	$7,842	$2,121	$145	$10,060
See Notes to Consolidated Financial Statements.

COVIDIEN PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended September 26, 2014, September 27, 2013 and September 28, 2012
(in millions)

	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$1,662	$1,700	$1,905
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	580	642	633
Gain on divestiture, net	(107)	—	—
Impairment of intangible assets	123	11	—
Equity-based compensation	103	105	87
Deferred income taxes	(154)	(51)	(54)
Provision for losses on accounts receivable and inventory	61	70	50
Gain on investments, net	(5)	(33)	(5)
Loss on extinguishment of debt	—	20	9
Other non-cash items	2	(26)	32
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(29)	(180)	24
Inventories	(89)	(75)	(275)
Accounts payable	(10)	12	2
Income taxes	(607)	122	111
Accrued and other liabilities	239	(7)	(32)
Other	243	(215)	(62)
Net cash provided by operating activities	2,012	2,095	2,425
Cash Flows From Investing Activities:
Capital expenditures	(353)	(482)	(526)
Acquisitions, net of cash acquired	(1,412)	(248)	(1,134)
Acquisition of licenses and technology	(5)	(33)	(52)
Proceeds from divestiture, net	227	—	—
Sale of investments	60	49	31
Purchase of investments	(11)	(16)	(12)
Other	6	8	15
Net cash used in investing activities	(1,488)	(722)	(1,678)
Cash Flows From Financing Activities:
Net (repayment) issuance of commercial paper	—	(210)	95
Issuance of debt	14	1,629	1,240
Repayment of debt	(12)	(545)	(557)
Dividends paid	(578)	(487)	(434)
Repurchase of shares	(396)	(1,710)	(932)
Proceeds from exercise of share options	163	228	241
Transfer of cash and cash equivalents to Mallinckrodt	—	(180)	—
Payment of contingent consideration	(21)	(95)	(47)
Other	33	42	11
Net cash used in financing activities	(797)	(1,328)	(383)
Effect of currency rate changes on cash	(28)	(43)	(1)
Net (decrease) increase in cash and cash equivalents	(301)	2	363
Cash and cash equivalents at beginning of year	1,868	1,866	1,503
Cash and cash equivalents at end of year	$1,567	$1,868	$1,866
Supplementary Cash Flow Information:
Interest paid (including payments/receipts under interest rate swap contracts)	$214	$206	$210
Income taxes paid, net of refunds	$922	$408	$278
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
Separation of Mallinckrodt plc—On May 23, 2013, Covidien’s board of directors declared a special dividend distribution of all of the outstanding ordinary shares of Mallinckrodt plc, the company formed to hold Covidien’s former Pharmaceuticals business. On June 28, 2013, Covidien shareholders received one ordinary share of Mallinckrodt for every eight ordinary shares of Covidien held at the close of business on June 19, 2013 (the 2013 separation). Covidien has received a ruling from the U.S. Internal Revenue Service (IRS) that the separation qualifies as a tax-free distribution to Covidien and its shareholders for U.S. federal income tax purposes.
Fiscal Year—The Company reports its results based on a “52-53 week” year ending on the last Friday of September. Fiscal 2014, 2013 and 2012 consisted of 52 weeks and ended on September 26, 2014, September 27, 2013 and September 28, 2012, respectively. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will include 14 weeks, with the next such occurrence taking place in fiscal 2016.
Principles of Consolidation—The Company consolidates entities in which it owns or controls more than 50% of the voting shares or has the ability to control through similar rights. All intercompany transactions have been eliminated. The results of entities acquired or disposed of are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal.
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
The Company sells products both direct to end user customers and through distributors who resell the products to end user customers. Rebates are provided to certain distributors that sell to end user customers. Provisions for rebates, as well as sales discounts and returns, are accounted for as a reduction of sales when revenue is recognized and are included in the reserve for returns, rebates and sales allowances within accounts receivable trade on the consolidated balance sheets. Rebates are estimated based on sales terms, historical experience and trend analyses. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the distributor’s rebate claim; distributor-specific sales trend analyses; contractual commitments, including stated rebate rates; and other relevant information. The Company adjusts reserves to reflect differences between estimated and actual experience, and records such adjustment as a reduction of sales in the period of adjustment. Rebates charged against gross sales amounted to $2.504 billion, $2.363 billion and $2.418 billion in fiscal 2014, 2013 and 2012, respectively.
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development—Internal research and development costs are expensed as incurred. Research and development expenses include salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other costs.
Amounts related to research and development collaborations with third parties are expensed as incurred up to the point of regulatory approval. Third-party costs subsequent to regulatory approval, including certain licensing related payments, are capitalized and amortized over the estimated useful life of the related product. Amounts capitalized for such costs are included in intangible assets, net of accumulated amortization.
Advertising—Advertising costs are expensed when incurred and are included in selling, general and administrative expenses. Advertising expense included in continuing operations was $61 million, $60 million and $55 million in fiscal 2014, 2013 and 2012, respectively.
Currency Translation—For the Company’s non-U.S. subsidiaries that transact in a functional currency other than U.S. dollars and do not operate in highly inflationary environments, assets and liabilities are translated into U.S. dollars using fiscal year-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during the related month. The net effect of these translation adjustments is shown in the consolidated financial statements as a component of accumulated other comprehensive income. For subsidiaries operating in highly inflationary environments or where the functional currency is different from local currency, non-monetary assets and liabilities are translated at the rate of exchange in effect on the date the assets were acquired or assumed, while monetary assets and liabilities are translated at fiscal year-end exchange rates. Translation adjustments for these subsidiaries are included in net income. Gains and losses resulting from foreign currency transactions are also included in net income.
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Combinations—Amounts paid for acquisitions are allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including purchased research and development. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.
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
In connection with acquisitions, the Company may be required to pay future consideration that is contingent upon the achievement of certain milestones, such as revenue, regulatory or commercialization. As of the acquisition date, the Company records a contingent liability representing the estimated fair value of the contingent consideration that it expects to pay. The Company remeasures this liability each reporting period and records the change in fair value in the consolidated statement of income. A contingent payment is classified as a financing activity in the consolidated statement of cash flows to the extent it was recorded as a liability as of the acquisition date. Any additional amount paid in excess of the amount initially accrued is classified as an operating activity in the consolidated statement of cash flows.
Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to assets and liabilities assumed in a business combination. The Company tests goodwill for impairment during the fourth quarter of each year, or more frequently if impairment indicators arise, utilizing a two-step approach. The first step is to compare the carrying value of the reporting units to their respective fair values. The Company estimates the fair value of its reporting units through internal analyses and valuation, utilizing an income approach based on the present value of future cash flows. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment, if any. The second step compares the implied fair value of a reporting unit’s goodwill with its carrying value. To determine the implied fair value of goodwill, the Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.
Intangible assets acquired in a business combination are recorded at fair value, while intangible assets acquired in other transactions are recorded at cost. Intangible assets with finite useful lives are amortized using the straight-line method over the following estimated useful lives of the assets:

Completed technology	10 to 20 years
Customer relationships	7 to 30 years
Other	5 to 40 years
Amortization expense related to completed technology and certain other intangible assets is included in cost of goods sold, while amortization expense related to intangible assets that contribute to the Company’s ability to sell, market and distribute products is included in selling, general and administrative expenses. The Company reviews intangible assets for impairment by comparing the fair value of the assets, estimated using an income approach, with their carrying value. If the carrying value exceeds the fair value of the intangible asset, the Company recognizes an impairment equal to the difference between the carrying value of the asset and the present value of future cash flows. The Company assesses the remaining useful life and the recoverability of finite-lived intangible assets whenever events or circumstances indicate that the carrying value of

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an asset may not be recoverable using undiscounted cash flows. Indefinite-lived intangible assets are tested for impairment at least annually.
Costs Associated with Exit Activities—The Company accrues employee termination costs associated with ongoing benefit arrangements, including benefits provided as part of the Company’s U.S. severance policy or provided in accordance with non-U.S. statutory requirements, if the obligation is attributed to prior services rendered, the rights to the benefits have vested, the payment is probable and the amount can be reasonably estimated. The Company generally records employee termination benefits that represent a one-time benefit into expense over the future service period, if any. In addition, in conjunction with an exit activity, the Company may offer voluntary termination benefits to employees. These benefits are recorded when the employee accepts the termination benefits and the amount can be reasonably estimated. Other costs associated with exit activities may include distributor cancellation fees, costs related to leased facilities to be abandoned or subleased and asset impairments.
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
Guaranteed Tax Liabilities—The Company has guarantee commitments and indemnifications with Tyco International and TE Connectivity, which relate to certain contingent tax liabilities. These arrangements were valued upon separation from Tyco International using appraisals and a liability related to these guarantees was recorded. Each reporting period, the Company evaluates the potential loss that it believes is probable. To the extent such potential loss exceeds the amount of the liability recorded on the consolidated balance sheet, an adjustment is recorded to increase the liability to the amount of such potential loss. To date, this guarantee has not been amortized into income because there has been no predictable pattern of performance. As a result, the liability generally will be reduced upon the Company’s release from its obligations or as payments are made to indemnified parties. The impact of such payments is considered in the periodic evaluation of the sufficiency of the liability.
Income Taxes—Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book and tax bases of assets and liabilities and the impact of operating loss carryforwards, using tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across the Company’s global operations. Due to the complexity of some of these uncertainties, the ultimate resolution may result in payments that significantly differ from current estimates of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessments, additional charges to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the periods when it is determined that the liabilities are no longer necessary. A significant portion of these potential tax liabilities are recorded in non-current income taxes payable on the consolidated balance sheets as payment is not expected within one year.
Recently Adopted Accounting Pronouncement—In February 2013, the Financial Accounting Standards Board issued guidance that enhanced the disclosure requirements for amounts reclassified out of accumulated other comprehensive income. The Company adopted this guidance in fiscal 2014. The required disclosures regarding accumulated other comprehensive income have been retrospectively applied and are presented in note 24.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Medtronic Transaction
On June 15, 2014, Covidien and Medtronic, Inc. entered into a definitive agreement pursuant to which Medtronic agreed to acquire Covidien in a cash-and-stock transaction. Under the agreement, each outstanding ordinary share of Covidien will be converted into the right to receive $35.19 in cash and 0.956 of an ordinary share of Medtronic plc (a newly formed Irish company) (New Medtronic). Cash will be paid in lieu of any fractional share amounts. The consummation of the transaction is subject to certain conditions, including approvals by Medtronic and Covidien shareholders. In addition, the proposed transaction requires regulatory clearances in the United States, the European Union, China and certain other countries. The transaction is expected to close in early calendar 2015. If the transaction agreement is terminated under certain circumstances, Covidien may be obligated to reimburse certain expenses of Medtronic, in an amount up to approximately $429 million. Such circumstances include, among other things, if the transaction is terminated because the Covidien board of directors changes its recommendation for the transaction and the Covidien shareholders vote against the transaction, and either (i) Medtronic obtained the requisite Medtronic shareholder approval or (ii) Covidien effected such termination prior to the completion of the Medtronic shareholder meeting. Similarly, if the transaction is terminated because the Medtronic board of directors changes its recommendation for the transaction and the Medtronic shareholders vote against the transaction, and either (i) Covidien obtained the requisite Covidien shareholder approval or (ii) Medtronic effected such termination prior to the completion of the Covidien shareholder meeting, Medtronic would be obligated to pay Covidien a termination fee of $850 million.
3. Segment and Geographic Data
The Company’s reportable segments are as follows:

•
Medical Devices includes worldwide sales of the following products: advanced and general surgical solutions, peripheral vascular and neurovascular therapies, patient monitoring products, and airway and ventilation products. It also includes sales of the following products outside the United States: nursing care, medical surgical, SharpSafetyTM and original equipment manufacturer (OEM) products.

•	U.S. Medical Supplies includes sales of the following products in the United States: nursing care, medical surgical, SharpSafetyTM and OEM products.
The Company has aggregated the following four operating segments into the Medical Devices reportable segment based upon their similar operational and economic characteristics:

•	Western Europe;

•	Developed Markets—Canada, Japan, Australia and New Zealand;

•	Emerging Markets—Eastern Europe, Middle East, Africa, Asia (excluding Japan) and Latin America; and

•	U.S. Medical Devices.
Management measures and evaluates the Company’s operating segments based on segment net sales and operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include net charges associated with acquisitions and license and distribution arrangements; net gain on divestiture; net restructuring and related charges; impairment of in-process research and development; charges associated with certain product discontinuances; certain legal and environmental charges; and transaction costs associated with the Company’s definitive agreement to be acquired by Medtronic. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Segment assets have not been presented since management does not evaluate the Company’s operating segments using this information.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected information by business segment is presented below:

(Dollars in Millions)	2014	2013	2012
Net sales(1):
Medical Devices	$9,091	$8,689	$8,308
U.S. Medical Supplies	1,568	1,546	1,543
Consolidated net sales	$10,659	$10,235	$9,851

Segment operating income:
Medical Devices	$2,634	$2,472	$2,437
U.S. Medical Supplies	168	162	205
Segment operating income	2,802	2,634	2,642
Unallocated amounts:
Corporate expenses	(371)	(375)	(356)
Net income (charges) associated with acquisitions and license and distribution arrangements(2)	6	(18)	(49)
Net gain on divestiture (note 5)	107	—	—
Restructuring and related charges, net (note 6)	(150)	(109)	(87)
Impairment of in-process research and development (note 12)	(94)	—	—
Charges related to product discontinuance(3)	(35)	—	(18)
Legal and environmental charges (note 20)	(246)	—	(47)
Transaction costs(4)	(27)	—	—
Interest expense, net	(189)	(192)	(191)
Other income, net	20	89	25
Income from continuing operations before income taxes	$1,823	$2,029	$1,919

Depreciation and amortization:
Medical Devices	$464	$423	$390
U.S. Medical Supplies	72	71	90
Corporate	44	47	22
Total depreciation and amortization	$580	$541	$502

(1)
Amounts represent sales to external customers. Intersegment sales are insignificant. In fiscal 2014, 2013 and 2012, sales to one of the Company’s distributors, which supplies products from both segments to many end users, represented 11%, 12% and 12%, respectively, of consolidated net sales.

(2)
Fiscal 2014 includes $27 million of income resulting from adjustments to contingent consideration liabilities, partially offset by $21 million of acquisition-related transaction costs. Fiscal 2013 includes charges of $21 million resulting from entering into license and distribution agreements, partially offset by income of $3 million resulting from adjustments to contingent consideration liabilities. Fiscal 2012 includes acquisition-related costs of $37 million and charges of $12 million resulting from entering into a license agreement.

(3)
Fiscal 2014 includes charges incurred in connection with the Company’s decision to exit its OneShotTM renal denervation program, the majority of which relates to the write-off of completed technology, which is discussed in note 12. Fiscal 2012 includes charges related to the impairment of inventory and capital equipment resulting from the discontinuance of the Company’s Duet TRSTM Universal Straight and Articulating Single-Use Loading Units.

(4)	Represents costs incurred in connection with the Company’s definitive agreement to be acquired by Medtronic, which is discussed in note 2.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales by groups of products are as follows:

(Dollars in Millions)	2014	2013	2012
Advanced Surgical	$3,553	$3,186	$2,918
General Surgical	1,560	1,589	1,624
Surgical Solutions	5,113	4,775	4,542
Peripheral Vascular	1,226	1,215	1,214
Neurovascular	451	437	397
Vascular Therapies	1,677	1,652	1,611
Patient Monitoring	1,012	969	867
Airway & Ventilation	762	770	748
Nursing Care	1,024	1,011	999
Patient Care	1,071	1,058	1,084
Respiratory and Patient Care	3,869	3,808	3,698
Total Covidien	$10,659	$10,235	$9,851
Selected information by geographic area is as follows:

(Dollars in Millions)	2014	2013	2012
Net sales(1):
United States	$5,284	$5,103	$4,929
Non-U.S. Developed Markets(2)	3,734	3,649	3,640
Emerging Markets	1,641	1,483	1,282
	$10,659	$10,235	$9,851
Long-lived assets(3):
United States	$1,268	$1,370	$2,173
Non-U.S. Developed Markets (including $66, $65 and $108 in Ireland)(2)	413	391	502
Emerging Markets	458	362	301
	$2,139	$2,123	$2,976

(1)	Sales to external customers are based primarily on the location of the customer.

(2)
Non-U.S. Developed Markets includes Western Europe, Japan, Canada, Australia and New Zealand. In fiscal 2014, no country represented 10% or more of total net sales. Sales to Japan represented 10% and 11% of total net sales in fiscal 2013 and 2012, respectively. Sales to Ireland were insignificant during all periods presented.

(3)	Long-lived assets consist of property, plant and equipment and demonstration equipment.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Acquisitions and License Agreements
Fiscal 2014 Acquisitions
Sapheon, Inc.—In August 2014, the Company acquired all of the outstanding equity of Sapheon, Inc., a developer of venous disease treatments, for total consideration of $198 million ($189 million, net of cash acquired). This consideration consisted of cash of $108 million ($99 million, net of cash acquired) and the fair value of contingent consideration of $90 million. The contingent consideration could total a maximum of $130 million and is based on the achievement of certain regulatory approvals and revenue targets. The acquisition of Sapheon complements the Company’s chronic venous insufficiency product portfolio.
Reverse Medical Corporation—In August 2014, the Company acquired all of the outstanding equity of Reverse Medical Corporation, a medical device company focused on expanding the management of vascular disease, for total consideration of $142 million ($135 million, net of cash acquired). This consideration consisted of cash of $101 million ($94 million, net of cash acquired) and the fair value of contingent consideration of $41 million. The contingent consideration could total a maximum of $58 million and is based on the achievement of certain regulatory approvals, development milestones and revenue targets. The acquisition of Reverse Medical complements the Company’s neurovascular product portfolio.
New Wave Surgical Corporation—In March 2014, the Company acquired all of the outstanding equity of New Wave Surgical Corporation (New Wave), a manufacturer of an endoscopic visualization system, for total consideration of $114 million ($113 million, net of cash acquired). This consideration consisted of cash of $111 million ($110 million, net of cash acquired) and debt assumed of $3 million, which was subsequently repaid. The acquisition of New Wave expands the Company’s product offerings to include an endoscopic visualization system for use during laparoscopic procedures.
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
WEM Equipamentos Electrônicos Ltda.—In January 2014, the Company acquired all of the outstanding equity of WEM Equipamentos Electrônicos Ltda. (WEM), a manufacturer of electrosurgical generators, disposables and accessories in Brazil, for cash of $54 million. The acquisition of WEM provides the Company with lower cost manufacturing and supports its strategy of providing more affordable healthcare solutions in new markets.
Changzhou Kangdi Medical Stapler Co., Ltd.—In January 2014, the Company acquired 65% of the outstanding shares of Changzhou Kangdi Medical Stapler Co., Ltd. (Kangdi), a manufacturer of open stapler products in China, for cash of $39 million ($36 million, net of cash acquired). The transaction provides the Company with lower cost manufacturing and supports its strategy of providing more affordable healthcare solutions in new markets. Covidien has the option to purchase the remaining shares of Kangdi, and the noncontrolling shareholders have the option to sell their shares to Covidien, in fiscal 2019, or earlier if certain revenue targets are achieved. The price Covidien would have to pay for the remaining shares of Kangdi is between $60 million and $96 million, the final determination of which will be based on the achievement of certain revenue targets. Since the noncontrolling interest shareholders can require Covidien to purchase the remaining shares of Kangdi, their 35% equity interest has been classified as a redeemable noncontrolling interest. Note 21 provides additional information regarding this redeemable noncontrolling interest.
During fiscal 2014, the Company acquired three other businesses for total consideration of $128 million. The total consideration consisted of upfront cash payments totaling $94 million; debt assumed of $1 million, which was subsequently repaid; and the fair value of contingent consideration of $33 million. The contingent consideration, which could total a maximum of $192 million, consists of milestone payments related to the achievement of revenue targets.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Allocation of Assets Acquired and Liabilities Assumed—Following are preliminary fair value allocations of identifiable assets acquired and liabilities assumed for Given Imaging and all other acquisitions:

(Dollars in Millions)	Given Imaging	All Other	Total
Cash	$108	$20	$128
Inventories	44	13	57
Short-term investments	48	—	48
Other current assets(1)	16	27	43
Intangible assets	595	446	1,041
Goodwill ($31 of which is tax deductible)	398	372	770
Property, plant and equipment	16	9	25
Total assets acquired	1,225	887	2,112
Contingent consideration (current)	—	82	82
Other current liabilities	39	23	62
Contingent consideration (non-current)	1	81	82
Deferred tax liabilities (non-current)	149	133	282
Other liabilities	3	1	4
Redeemable noncontrolling interest(2)	—	60	60
Total liabilities assumed	192	380	572
Net assets acquired	$1,033	$507	$1,540

(1)
Amounts include $26 million of accounts receivable for Given Imaging, for which the gross contractual value is $27 million, and $8 million of accounts receivable for all other acquisitions, for which the gross contractual value is $9 million. As of each acquisition date, the fair value of accounts receivable approximated carrying value.

(2)
Redeemable noncontrolling interest is considered to be temporary equity and is therefore reported between liabilities and equity on the consolidated balance sheet. Note 21 provides additional information regarding this noncontrolling interest.

In-process Research and Development—Intangible assets acquired includes $134 million of IPR&D resulting from the acquisition of Sapheon. This IPR&D relates to the development of the VenaSeal Closure System, which uses a proprietary medical adhesive to close the saphenous vein. As of the acquisition date, clinical trials and regulatory approvals were required in order to bring this product to market. As of September 26, 2014, the estimated total cost to complete this product was insignificant. The Company expects to receive regulatory approvals for this product in 2015.
Intangible assets acquired also includes $21 million of IPR&D resulting from the acquisition of Reverse Medical. This IPR&D relates to the development of the Barrel Vascular Reconstruction device used for the treatment of intracranial bifurcation aneurysms. As of the acquisition date, development, testing, clinical trials and regulatory approvals were required in order to bring this product to market. As of September 26, 2014, the estimated cost to complete this product was insignificant. The Company expects to receive regulatory approvals for this product in 2018.
The Company determined the valuation of each of the above in-process research and development projects using management’s estimate of future revenue and expected profitability of the products after taking into account an estimate of future expenses necessary to bring the products to completion. These projected cash flows were then discounted to their present values using a discount rate of 14%, which was considered commensurate with the risks and stages of development of both products.
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Imaging, which resulted in the establishment of goodwill. In addition, the synergies expected to result from combining infrastructures and leveraging operational expenses also contributed to the establishment of goodwill for this acquisition.
The benefits of adding an endoscopic visualization system, which maintains optimal visualization during laparoscopic procedures, to the Company’s General Surgical product portfolio contributed to an acquisition price in excess of the fair value of net assets acquired for New Wave, which resulted in the establishment of goodwill. The benefits of lower cost manufacturing, complementary sales channels and the addition of more brands to the Company’s Advanced and General Surgical product portfolios contributed to acquisition prices in excess of the fair value of net assets acquired for Kangdi and WEM, which resulted in the establishment of goodwill. Finally, the technologies offered by Sapheon and Reverse Medical contributed to acquisition prices in excess of the fair value of net assets acquired, which resulted in the establishment of goodwill.
As of September 26, 2014, the Company had not yet finalized its deferred tax assets and liabilities for Given Imaging, New Wave, Sapheon, Reverse Medical and one other acquisition, the impacts of which are not expected to have a material effect on the Company’s financial condition.
Intangible assets acquired consist of the following:

(Dollars in Millions)	Amount	Weighted-Average Amortization Period
Given Imaging
Completed technology	$138	12 years
Customer relationships	439	20 years
Trademarks	3	4 years
In-process research and development	15	Non-Amortizable
	$595	18 years
All Other
Completed technology	$249	15 years
Customer relationships	42	15 years
In-process research and development	155	Non-Amortizable
	$446	15 years
Total
Completed technology	$387	14 years
Customer relationships	481	20 years
Trademarks	3	4 years
In-process research and development	170	Non-Amortizable
	$1,041	17 years
Financial Results—The amount of net sales and operating loss included in the Company’s results for fiscal 2014 for Given Imaging and all other fiscal 2014 acquisitions were as follows:

(Dollars in Millions)	2014
Net sales
Given Imaging	$121
All other	34
$155
Operating loss(1)
Given Imaging	$(34)
All other	(20)
$(54)

(1)	Amounts include restructuring charges, charges to cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition and transaction costs.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition-Related Costs—Acquisition-related costs incurred associated with fiscal 2014 acquisitions were $21 million for the fiscal year ended September 26, 2014, which primarily consisted of charges in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition. In addition, during the fiscal year ended September 26, 2014, the Company recorded $27 million of integration costs, which were included in restructuring charges, net.
Unaudited Pro Forma Financial Information—Following is unaudited pro forma financial information as if the acquisition of Given Imaging and all other acquisitions had been completed as of the beginning of fiscal 2013. The pro forma financial information is based on the historical financial information for Covidien, Given Imaging and all other acquisitions and reflects the following pro forma adjustments:

•
Elimination of restructuring charges, charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition and direct acquisition transaction costs from fiscal 2014 results and inclusion of such costs in fiscal 2013 results;

•
Elimination of historical amortization expense and depreciation expense for each of the acquired companies and the inclusion of amortization and depreciation expense related to the fair value of intangible assets and property, plant and equipment acquired

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

(Dollars in Millions, Except per Share Data)	2014	2013
Net sales	$10,757	$10,468
Income from continuing operations	1,670	1,528
Net income	1,670	1,628
Basic earnings per share:
Income from continuing operations	$3.70	$3.27
Net income	3.70	3.49
Diluted earnings per share:
Income from continuing operations	$3.66	$3.24
Net income	3.66	3.46
The unaudited pro forma financial information above is not indicative of the results that actually would have been obtained if the acquisitions had occurred as of the beginning of fiscal 2013 or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of these companies.
Fiscal 2013 Acquisitions
Nfocus Neuromedical, Inc.—In February 2013, the Company’s Medical Devices segment acquired all of the outstanding equity of Nfocus Neuromedical, Inc. (Nfocus), a developer of neurovascular intrasaccular devices, for total consideration of $72 million ($71 million, net of cash acquired). The total consideration consisted of cash of $51 million ($50 million, net of cash acquired) and the fair value of contingent consideration of $21 million. This contingent consideration, which could total a maximum of $45 million, is based on the achievement of certain regulatory approvals and revenue targets. The acquisition of Nfocus expanded the Company’s vascular product portfolio.
CV Ingenuity—In January 2013, the Company’s Medical Devices segment acquired all of the remaining outstanding equity of CV Ingenuity (CVI), a developer of a treatment for peripheral arterial disease, for total consideration of $216 million ($211 million, net of cash acquired). The total consideration consisted of cash of $115 million ($110 million, net of cash acquired) and the fair value of contingent consideration of $101 million, of which $65 million has been paid. As of September 26, 2014, the Company’s maximum potential future contingent consideration payments associated with CVI totaled $82 million, for which the Company had recorded a liability of $41 million. This contingent consideration is based on the achievement of certain regulatory approvals and revenue targets. The acquisition of CVI expanded the Company’s vascular product portfolio.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Allocation of Assets Acquired and Liabilities Assumed—Following are the final fair value allocations of identifiable assets acquired and liabilities assumed:

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
In-process Research and Development—Intangible assets acquired consist of $122 million of IPR&D related to the acquisition of CVI and $45 million of IPR&D related to the acquisition of Nfocus. The $122 million of IPR&D for CVI related to a drug coated balloon platform for use in the treatment of peripheral arterial disease, while the $45 million of IPR&D for Nfocus related to a mesh basket implant product used in the treatment of brain aneurysms. As of each acquisition date, development, testing, clinical trials and regulatory approvals were required in order to bring these products to market. The Company determined the valuation of each IPR&D project using management’s estimate of future revenue and expected profitability of the products after taking into account an estimate of future expenses necessary to bring the products to completion. These projected cash flows were then discounted to their present values using discount rates which were considered commensurate with the risks and stages of development of the respective products. Discount rates of 13% and 19% were used for the peripheral arterial disease and brain aneurysm products, respectively. During fiscal 2014, the Company recorded a $94 million impairment charge to write down the IPR&D associated with the drug coated balloon platform to fair value. Additional information regarding this impairment charge is provided in note 12. The estimated total cost to complete the mesh basket implant product is insignificant. Regulatory approvals for this product are expected to be received in 2018.
Goodwill—The technologies offered by CVI and Nfocus contributed to acquisition prices in excess of the fair values of net assets acquired, which resulted in the establishment of goodwill.
Financial Results and Acquisition-Related Costs—The amount of net sales, earnings and transaction and integration costs associated with the acquisitions discussed above included in the Company’s results for the fiscal year ended September 27, 2013 were insignificant.
Unaudited Pro Forma Financial Information—Following is unaudited pro forma financial information as if the acquisitions of CVI and Nfocus had been completed as of the beginning of fiscal 2012. The pro forma financial information is based on the historical financial information for Covidien, CVI and Nfocus and reflects the following pro forma adjustments:

•	Elimination of direct acquisition transaction costs and restructuring charges in fiscal 2013 and inclusion of such costs in fiscal 2012;

•	Elimination of the Company’s gain associated with the acquisition of CVI in fiscal 2013 and inclusion of such gain in fiscal 2012;

•	A decrease in interest income for cash used to fund the acquisitions;

•	Tax impact of all of the above adjustments; and

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
The unaudited pro forma financial information above is not indicative of the results that actually would have been obtained if the acquisitions had occurred as of the beginning of fiscal 2012 or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of these companies.
Fiscal 2012 Acquisitions
MindFrame, Inc.—In July 2012, the Company’s Medical Devices segment acquired all of the outstanding equity of MindFrame, Inc., a designer and manufacturer of devices designed to optimize rapid perfusion and clot removal in the treatment of patients suffering from ischemic stroke, for total consideration of $76 million ($72 million, net of cash acquired). The total consideration consisted of cash of $74 million ($70 million, net of cash acquired) and debt assumed of $2 million, which was subsequently repaid. The acquisition of MindFrame broadened the Company’s product offerings for the treatment of acute ischemic stroke.
Oridion Systems Ltd.—In June 2012, the Company’s Medical Devices segment acquired all of the outstanding equity of Oridion Systems Ltd. (Oridion), a developer of patient monitoring systems, for cash of $337 million ($327 million, net of cash acquired). The acquisition of Oridion complemented the Company’s product portfolio of pulse oximeters and monitoring products.
superDimension, Ltd.—In May 2012, the Company’s Medical Devices segment acquired all of the remaining outstanding equity of superDimension, Ltd., a developer of minimally invasive interventional pulmonology devices, for total consideration of $292 million ($284 million, net of cash acquired). The total consideration consisted of cash of $249 million ($241 million, net of cash acquired); debt assumed of $21 million, which was subsequently repaid; and the fair value of contingent consideration of $22 million, $8 million of which has been paid. As of September 26, 2014, we owe an additional $6 million of contingent consideration, which represents the final payment that will be made as a result of the revenue targets that were achieved. The acquisition of superDimension allowed the Company to deliver more comprehensive solutions in the evaluation and treatment of lung disease.
Newport Medical Instruments, Inc.—In May 2012, the Company’s Medical Devices segment acquired all of the outstanding equity of Newport Medical Instruments, Inc. (Newport), a designer and manufacturer of ventilators, for total consideration of $103 million ($101 million, net of cash acquired). The total consideration consisted of cash of $94 million ($92 million, net of cash acquired) and debt assumed of $9 million, which was subsequently repaid. The acquisition of Newport complemented the Company’s portfolio of acute care and home care ventilation solutions and broadened the Company’s ventilation platforms.
Maya Medical—In April 2012, the Company’s Medical Devices segment acquired all of the outstanding equity of Maya Medical (Maya), a developer of a treatment for hypertension, for total consideration of $106 million. The total consideration consisted of cash of $49 million; debt assumed of $10 million, which was subsequently repaid; and the fair value of contingent consideration of $47 million, of which $18 million was ultimately paid. This contingent consideration was based on the achievement of certain regulatory approvals and revenue targets. The Company acquired Maya to expand its ability to treat vascular diseases by allowing it to enter the hypertension market; however, as discussed in note 16, management subsequently decided to exit the Company’s renal denervation program. Accordingly, as of September 26, 2014, there were no future contingent consideration payments remaining associated with this acquisition.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BÂRRX Medical, Inc.—In January 2012, the Company’s Medical Devices segment acquired all of the outstanding equity of BÂRRX Medical, Inc. (BÂRRX), a developer of bipolar radiofrequency ablation devices used in the treatment of Barrett’s esophagus syndrome, for total consideration of $409 million ($393 million, net of cash acquired). The total consideration consisted of cash of $338 million ($322 million, net of cash acquired) and the fair value of contingent consideration of $71 million. This contingent consideration was based on maintaining certain health insurance coverage targets for procedures utilizing BÂRRX devices. The Company subsequently paid the maximum $75 million of contingent consideration associated with this acquisition. The acquisition of BÂRRX expanded the Company’s ability to treat gastrointestinal diseases.
Fair Value Allocation of Assets Acquired and Liabilities Assumed—Following are the final fair value allocations of identifiable assets acquired and liabilities assumed:

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

(1)
Amounts include $12 million, $5 million, $6 million and $11 million of accounts receivable for Oridion, superDimension, BÂRRX and all other acquisitions, respectively, which also represent the gross contractual values. As of each acquisition date, the fair value of accounts receivable approximated carrying value.

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

The benefits of adding a key capnography monitoring technology that monitors the adequacy of ventilation to the Company’s Patient Monitoring product portfolio contributed to an acquisition price in excess of the fair value of net assets acquired for Oridion, which resulted in the establishment of goodwill. Similarly, the benefits of adding the i·Logic™ System, which facilitates the evaluation of lung lesions, to the Company’s Advanced Surgical product portfolio contributed to an acquisition price in excess of the fair value of net assets acquired for superDimension, which resulted in the establishment of goodwill. Finally, the benefits of adding a clinically proven radiofrequency ablation device to the Company’s Advanced Surgical product portfolio contributed to an acquisition price in excess of the fair value of net assets acquired for BÂRRX, which resulted in the establishment of goodwill. As high growth companies, each of these acquisitions commanded a purchase price premium. The synergies expected to result from combining infrastructures and leveraging operational expenses also contributed to the establishment of goodwill for each of these acquisitions.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Results—The amount of net sales and earnings included in the Company’s fiscal 2012 results for Oridion, superDimension, BÂRRX and all other fiscal 2012 acquisitions were as follows:

(Dollars in Millions)	2012
Net sales
Oridion	$20
superDimension	12
BÂRRX	29
All other	18
$79

Operating loss(1)
Oridion	$(18)
superDimension	(16)
BÂRRX	(20)
All other	(25)
$(79)

(1)	Amounts include transaction costs, charges in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition and restructuring charges.
Acquisition-Related Costs—Acquisition-related costs incurred in fiscal 2012 for each of the acquisitions discussed above were as follows:

(Dollars in Millions)	Transaction Costs	Inventory Charges	Total
Oridion	$5	$8	$13
superDimension	9	1	10
BÂRRX	5	3	8
All other	1	5	6
Total acquisition-related costs	$20	$17	$37

Transaction costs were included in selling, general and administrative expenses and primarily consisted of advisory and legal fees. Inventory charges were included in cost of goods sold and resulted from the sale of acquired inventory that had been written up to fair value upon acquisition.
In addition to the above acquisition-related costs, during fiscal 2012, the Company recorded a $6 million gain associated with the acquisition of superDimension, which was included in other income, net and $5 million of integration costs, which were included in restructuring charges, net.
Unaudited Pro Forma Financial Information—Following is unaudited pro forma financial information as if the fiscal 2012 acquisitions had been completed as of the beginning of fiscal 2011. The pro forma financial information is based on the historical financial information for Covidien, Mindframe, Oridion, superDimension, Newport, Maya and BÂRRX and reflects the following pro forma adjustments:

•
Elimination of direct acquisition transaction costs, charges included in cost of goods sold related to the sale of acquired inventory that had been written up to fair value upon acquisition, and restructuring charges from fiscal 2012 results;

•
Elimination of historical amortization and depreciation expense for each of the acquired companies and inclusion of amortization and depreciation expense related to the fair value of intangible assets and property, plant and equipment acquired

•	Elimination of the Company’s gain associated with the acquisition of superDimension in fiscal 2012;

•	A decrease in interest income for cash used to fund the acquisitions and repay debt assumed;

•	Elimination of historical interest expense associated with debt assumed that was immediately repaid;

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Tax impact of all of the above adjustments; and

•
Elimination of the historical income tax expense for each of the acquired companies and inclusion of income tax expense on the historical results of each of the acquired companies using the respective jurisdictional tax rates.

(Dollars in Millions, Except per Share Data)	2012
Net sales	$9,958
Income from continuing operations	1,627
Net income	1,896
Basic earnings per share:
Income from continuing operations	$3.38
Net income	3.94
Diluted earnings per share:
Income from continuing operations	$3.35
Net income	3.90
The unaudited pro forma financial information above is not indicative of the results that actually would have been obtained if the acquisitions had occurred as of the beginning of fiscal 2011 or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of these companies.
License Agreements
In July 2013, the Company’s Medical Devices segment entered into an exclusive license agreement for intellectual property. During fiscal 2013, the Company recorded research and development charges totaling $16 million associated with this agreement, consisting of an upfront cash payment and a milestone payment. Covidien will be required to make an additional payment of approximately €8 million ($10 million as of September 26, 2014) upon the first commercial sale of a product using the intellectual property. In connection with this agreement, the Company also committed to hiring a certain number of research and development personnel within a specified time frame.
In addition, in June 2013, the Company’s Medical Devices segment entered into a separate license agreement for intellectual property. This license arrangement included an upfront cash payment of $15 million, which was capitalized as an intangible asset.
In January 2012, the Company’s Medical Devices segment entered into an exclusive license agreement which grants Covidien product rights for two medical device patent and product candidates that are designed to remove peripheral artery blockages. This license arrangement included an upfront cash payment of $12 million, which was included in research and development expenses. During fiscal 2012, the Company made regulatory-related milestone payments of $15 million, which were capitalized as an intangible asset. In addition, during fiscal 2013 and 2014, the Company made sales milestone payments totaling $15 million, which were also capitalized as intangible assets. As of September 26, 2014, there were no future payments remaining associated with this license agreement.
5. Divestiture and Discontinued Operations
Divestiture
On January 15, 2014, the Company sold its biosurgery sealant product line within the Medical Devices segment because it was not aligned with its long-term strategic objectives. In connection with this transaction, the Company received net proceeds of $227 million in cash and recorded a pre-tax net gain of $107 million. In addition to the cash received at the time of sale, the Company may receive up to $30 million, contingent upon the achievement of certain performance measures.
Discontinued Operations
Mallinckrodt—The historical results of operations of Covidien’s former Pharmaceuticals business have been presented as discontinued operations in the fiscal 2013 and 2012 consolidated statements of income and comprehensive income. Discontinued operations include the results of Mallinckrodt’s business except for certain corporate overhead costs and other allocations, which remain in continuing operations. Discontinued operations also include costs incurred by Covidien to separate Mallinckrodt. The consolidated statements of cash flows have not been adjusted to reflect the effect of the 2013 separation.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses—During fiscal 2013 and 2012, the Company recorded a tax benefit of $4 million and $12 million, respectively, related to the Plastics, Adhesives, Ludlow Coated Products and A&E Products businesses that were sold in fiscal 2006. These tax benefits resulted from statute expirations.
Financial information—Net sales and income from Mallinckrodt’s operations and adjustments to the gain on sale of businesses disposed in previous fiscal years were as follows:

(Dollars in Millions)	2013	2012
Net sales	$1,618	$2,001
Income from operations, net of tax provision of $54 and $65(1)	$98	$265
Gain on sale, net of tax benefit of $4 and $12	2	3
Income from discontinued operations, net of income taxes	$100	$268

(1)
Includes pre-tax charges incurred in connection with activities taken to complete the 2013 separation and to build out Mallinckrodt’s corporate infrastructure of $127 million and $36 million in fiscal 2013 and 2012, respectively.

In connection with the 2013 separation, the Company entered into a transition services agreement pursuant to which Covidien and Mallinckrodt are providing to each other, on an interim transitional basis, various services. The services generally commenced on the separation date and terminate up to 24 months following the separation, although certain services may continue for longer periods. Services provided by Covidien include certain information technology, back office support and distribution and importation services for products in certain countries outside the United States. The charges for such services are generally intended to allow the service provider to recover all out-of-pocket costs and expenses and realize a predetermined profit equal to a mark-up of such out-of-pocket expenses. Billings by Covidien under the transition services agreement are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the consolidated statements of income. The amount of profit recognized by the Company in both fiscal 2014 and 2013 was insignificant. This transitional support is to enable Mallinckrodt to establish its stand-alone processes for various activities that were previously provided by Covidien and does not constitute significant continuing support of Mallinckrodt’s operations.
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
In fiscal 2011, the Company launched a $275 million restructuring program designed to improve the Company’s cost structure. This program includes actions across the Company’s segments and corporate and excludes restructuring actions associated with acquisitions. Charges totaling approximately $50 million recorded under this program by the Company’s former Pharmaceuticals business have been reclassified to discontinued operations. Accordingly, aggregate charges of approximately $225 million are expected to relate to the Company’s continuing operations. These charges, which are recorded as the specific actions required to execute on these initiatives are identified and approved, are expected to be incurred by the end of 2015.
Net restructuring and related charges recognized in continuing operations, including actions associated with acquisitions, by segment were as follows:

(Dollars in Millions)	2014	2013	2012
Medical Devices	$113	$91	$78
U.S. Medical Supplies	33	11	3
Corporate	4	7	6
Restructuring and related charges, net	150	109	87
Less: accelerated depreciation	(5)	(4)	(5)
Restructuring charges, net	$145	$105	$82

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net restructuring and related charges recognized in continuing operations consisted of the following:

(Dollars in Millions)	2014	2013	2012
Acquisition-related restructuring actions	$29	$9	$17
2013 program	103	23	—
2011 and prior programs	18	77	70
Restructuring and related charges, net	150	109	87
Less: non-cash charges, including accelerated depreciation	(15)	(8)	(9)
Total charges expected to be settled in cash	$135	$101	$78
The following table summarizes cash activity for restructuring reserves related to acquisitions:

(Dollars in Millions)	Employee Severance and Benefits	Other	Total
Balance at September 30, 2011	$10	$2	$12
Charges(1)	9	10	19
Changes in estimate	(2)	(1)	(3)
Cash payments	(6)	(4)	(10)
Other	—	1	1
Balance at September 28, 2012	11	8	19
Charges(2)	5	6	11
Changes in estimate	(1)	(1)	(2)
Cash payments	(9)	(7)	(16)
Balance at September 27, 2013	6	6	12
Charges(2)	19	14	33
Changes in estimate	(4)	—	(4)
Cash payments	(12)	(5)	(17)
Balance at September 26, 2014	$9	$15	$24

(1)	Substantially all of the amounts included in other charges for fiscal 2012 relate to facility closures.

(2)	Amounts included in other charges for fiscal 2013 and 2014 relate to the cancellation of distributor and supplier agreements and, to a lesser extent, facility closures.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes cash activity for restructuring reserves related to the 2013 and 2011 and prior programs, substantially all of which relates to employee severance and benefits:

(Dollars in Millions)	2013 Program	2011 and Prior Programs	Total
Balance at September 30, 2011	$—	$97	$97
Charges	—	78	78
Changes in estimate	—	(6)	(6)
Cash payments	—	(59)	(59)
Currency translation	—	(1)	(1)
Balance at September 28, 2012	—	109	109
Charges	23	90	113
Changes in estimate	—	(21)	(21)
Cash payments	(1)	(82)	(83)
Currency translation	—	2	2
Transfer of liabilities to Mallinckrodt	—	(10)	(10)
Balance at September 27, 2013	22	88	110
Charges	107	29	136
Changes in estimate	(11)	(19)	(30)
Cash payments	(58)	(59)	(117)
Currency translation	(3)	(1)	(4)
Balance at September 26, 2014	$57	$38	$95
Net restructuring and related charges, including associated asset impairments, incurred cumulative to date under the 2013 and 2011 programs were as follows:

(Dollars in Millions)	2013 Program	2011 Program
Medical Devices	$91	$161
U.S. Medical Supplies	22	14
Corporate	13	11
Total	$126	$186
At the end of fiscal 2014 and 2013, restructuring reserves were reported on the Company’s consolidated balance sheets as follows:

(Dollars in Millions)	2014	2013
Accrued and other current liabilities	$86	$109
Other liabilities	33	13
Restructuring reserves	$119	$122
7. Other Income, Net
Other income, net consisted of the following:

(Dollars in Millions)	2014	2013	2012
Income under Tyco tax sharing agreement, net (note 18)	$16	$71	$30
Gain on investments, net	4	33	4
Loss on early retirement of debt	—	(20)	(9)
Gain on demutualization of insurance carrier	—	5	—
Other income, net	$20	$89	$25

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (expense) recorded under the Tyco tax sharing agreement reflects 58% of the interest and other income taxes payable amounts recorded or released during each period that are subject to the Tyco tax sharing agreement. Income under Tyco tax sharing agreement for fiscal 2014 also includes $25 million of income for Covidien’s portion of Tyco International’s settlement of contract claims under a 2002 tax agreement with CIT Group Inc., a former subsidiary of Tyco International.
During fiscal 2013, the Company recorded a net gain on investments primarily associated with its acquisition of CVI and the sale of an investment. In addition, the Company paid $41 million in connection with the extinguishment of a capital lease during fiscal 2013, which resulted in a $20 million loss on the early retirement of debt.
8. Income Taxes
Significant components of income taxes related to continuing operations are as follows:

(Dollars in Millions)	2014	2013	2012
Current:
United States:
Federal	$135	$196	$234
State	16	12	15
Non-U.S.	164	136	122
Current income tax provision	315	344	371
Deferred:
United States:
Federal	(66)	57	(104)
State	(23)	(4)	4
Non-U.S.	(65)	32	11
Deferred income tax (benefit) provision	(154)	85	(89)
Income tax expense	$161	$429	$282
Non-U.S. income from continuing operations before income taxes was $2.159 billion, $1.496 billion and $1.445 billion in fiscal 2014, 2013 and 2012, respectively.
Reconciliations between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes on continuing operations are as follows:

(Dollars in Millions)	2014	2013	2012
Notional U.S. federal income taxes at the statutory rate	$638	$710	$672
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	(10)	5	16
Rate differences between non-U.S. and U.S. jurisdictions(1)	(501)	(488)	(444)
Valuation allowances	1	11	(67)
Adjustments to accrued income tax liabilities and uncertain tax positions	(3)	129	77
Withholding tax, net	13	14	7
Legal entity restructuring	(28)	33	—
Other	51	15	21
Provision for income taxes	$161	$429	$282

(1)	Excludes non-deductible charges and other items that are broken out separately in the table.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the end of fiscal 2014 and 2013, income taxes receivable (payable), prepaid income taxes and deferred income tax charges are reported in the following consolidated balance sheet accounts in the amounts shown:

(Dollars in Millions)	2014	2013
Prepaid expenses and other current assets	$55	$62
Other assets	260	294
Income taxes payable (current)	(60)	(541)
Income taxes payable (non-current)(2)	(987)	(1,147)
	$(732)	$(1,332)

(2)	Non-current income taxes payable also includes anticipated refunds and other items not related to uncertain tax positions.
The following table summarizes the activity related to the Company’s unrecognized tax benefits, excluding interest:

(Dollars in Millions)	2014	2013	2012
Balance at beginning of fiscal year	$1,438	$1,425	$1,466
Additions related to current year tax positions	37	37	28
Additions related to prior period tax positions	152	96	67
Reductions related to prior period tax positions	(189)	(11)	(25)
Settlements	(226)	(19)	(91)
Lapse of statute of limitations	(7)	(8)	(20)
Transfer to Mallinckrodt	—	(82)	—
Balance at end of fiscal year	1,205	1,438	1,425
Cash advance paid in connection with proposed settlements	(475)	(262)	(262)
Balance at end of fiscal year, net of cash advance paid	$730	$1,176	$1,163
 During fiscal 2014, the Company reached an effective settlement with the IRS on all tax matters in the 2005 through 2007 audit cycle and certain matters within the 2004 tax year. In connection with this settlement, the Company paid the IRS $680 million, consisting of $465 million of tax and $215 million of interest, and recognized an income tax benefit of $145 million. During fiscal 2011, the Company made a $404 million advance payment to the IRS in connection with the proposed settlement of certain tax matters arising from the 1997 through 2000 and 2001 through 2004 U.S. audit cycles. This payment consisted of $262 million of tax, $137 million of interest and $5 million of penalties. Note 20 provides additional information regarding the Company’s income tax contingencies.
As of September 26, 2014, September 27, 2013 and September 28, 2012, the Company had unrecognized tax benefits that would impact the effective tax rate if recognized of $1.045 billion, $1.238 billion and $1.199 billion, respectively. The Company recognized $25 million, $87 million and $48 million of interest and penalties in continuing operations during fiscal 2014, 2013 and 2012, respectively. The Company had $387 million and $577 million for the payment of interest and penalties accrued at September 26, 2014 and September 27, 2013, respectively. The Company estimates that within the next 12 months, its uncertain tax positions, excluding interest, could decrease by as much as $51 million primarily as a result of the resolution of tax matters arising from the 2004 and 2008 U.S. audits and other settlements or statute of limitations expirations.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 26, 2014, a summary of tax years that remain subject to examination in the Company’s major tax jurisdictions are as follows:

Jurisdiction	Earliest Year Open
United States—federal and state	1996
Australia	2010
Brazil	2009
Canada	2005
China	2009
France	2007
Germany	2010
Ireland	2010
Israel	2009
Italy	2005
Japan	2009
Mexico	2005
Puerto Rico	2007
Singapore	2010
Switzerland	2004
United Kingdom	2012

The components of the net deferred tax (liability) asset at the end of each fiscal year are as follows:

(Dollars in Millions)	2014	2013
Deferred tax assets:
Accrued liabilities and reserves	$392	$348
Tax loss and credit carryforwards	6,408	6,212
Inventories	53	56
Pension and postretirement benefits	42	36
Federal and state benefit of uncertain tax positions	212	277
Deferred compensation	100	82
Other	74	75
	7,281	7,086
Deferred tax liabilities:
Property, plant and equipment	(106)	(138)
Intangible assets	(991)	(833)
Investment in partnership	(34)	(37)
	(1,131)	(1,008)
Net deferred tax asset before valuation allowances	6,150	6,078
Valuation allowances	(6,210)	(6,069)
Net deferred tax (liability) asset	$(60)	$9
Deferred taxes are reported in the following consolidated balance sheet accounts in the amounts shown:

(Dollars in Millions)	2014	2013
Deferred income taxes (current assets)	$438	$456
Other assets	193	163
Accrued and other current liabilities	(12)	(5)
Deferred income taxes (non-current liabilities)	(679)	(605)
Net deferred tax (liability) asset	$(60)	$9

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 26, 2014, the Company had approximately $21.774 billion of net operating loss carryforwards in certain non-U.S. jurisdictions, of which $20.844 billion have no expiration, and the remaining $930 million will expire in future years through 2034. Included in these net operating loss carryforwards are $20.250 billion of net operating losses related to a subsidiary of the Company, substantially all of which were recorded in fiscal 2008 as a result of the receipt of a favorable tax ruling from certain non-U.S. taxing authorities. The Company has recorded a full valuation allowance against these net operating losses as management believes that it is more likely than not that these net operating losses will not be utilized. In addition, at September 26, 2014, the Company had $11 million of capital loss carryforwards in certain non-U.S. jurisdictions, which have no expiration.
At September 26, 2014, the Company had $314 million of U.S. federal net operating loss carryforwards and $46 million of U.S. federal capital loss carryforwards, which will expire during fiscal 2016 through 2034. For U.S. state purposes, the Company had $830 million of net operating loss carryforwards and $24 million of capital loss carryforwards at September 26, 2014, which will expire during fiscal 2015 through 2034.
At September 26, 2014, the Company also had $45 million of tax credits available to reduce future income taxes payable, of which $29 million have no expiration, and the remainder expire during fiscal 2015 through 2034. The Company has recorded a valuation allowance against a significant portion of these tax credits as management believes it is more likely than not that they will not be utilized.

The valuation allowances for deferred tax assets of $6.210 billion and $6.069 billion at September 26, 2014 and September 27, 2013, respectively, relate principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The $141 million increase in the Company’s valuation allowance during fiscal 2014 was primarily due to an increase in non-U.S. tax loss carryforwards generated from certain legal entity restructurings, partially offset by the impact of currency translation. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.
At September 26, 2014, the Company had certain potential non-U.S. tax attributes that had not been recorded in the consolidated financial statements, including $12.711 billion of non-U.S. special deductions with an indefinite carryforward period. The Company has treated these amounts as special deductions for financial statement purposes since utilization is contingent upon the annual performance of certain economic factors. The Company intends to recognize the applicable portion of the special deduction annually at an estimated tax rate of between 1% and 3% when and if these economic factors are met.
During fiscal 2014, 2013 and 2012, the Company provided for U.S. and non-U.S. income and withholding taxes in the amount of $12 million, $15 million and $7 million, respectively, on earnings that were or are intended to be repatriated. In general, the remaining earnings of the Company’s subsidiaries are considered to be permanently reinvested. Income taxes are not provided on undistributed earnings of U.S. and non-U.S. subsidiaries that are either indefinitely reinvested or can be distributed on a tax free basis. As of September 26, 2014 and September 27, 2013, the cumulative amount of such undistributed earnings was $4.4 billion and $4.1 billion, respectively. Determining the tax liability that would arise if these earnings were remitted is not practicable.
9. Earnings per Share
The weighted-average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

(In Millions)	2014	2013	2012
Basic shares	451	467	481
Effect of share options and restricted shares	5	4	5
Diluted shares	456	471	486
The computation of diluted earnings per share excludes approximately 1 million of options and restricted share units in both fiscal 2014 and 2013 and 3 million of options and restricted share units in fiscal 2012, because either the effect would have been anti-dilutive or the performance criteria related to the units had not yet been met.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Inventories
At the end of fiscal 2014 and 2013, inventories were as follows:

(Dollars in Millions)	2014	2013
Purchased materials and manufactured parts	$319	$289
Work in process	170	169
Finished goods	919	894
Inventories	$1,408	$1,352
Aggregate reductions in the carrying value of inventories that were still on hand at September 26, 2014 and September 27, 2013, that were deemed to be excess, obsolete, slow-moving or, in any other fashion had a carrying value in excess of market, were $124 million and $100 million, respectively.
11. Property, Plant and Equipment
At the end of fiscal 2014 and 2013, property, plant and equipment at cost and accumulated depreciation were as follows:

(Dollars in Millions)	2014	2013
Land	$69	$77
Buildings and related improvements	1,243	1,306
Machinery and equipment	2,954	2,793
Construction in progress	314	371
Accumulated depreciation	(2,556)	(2,535)
Property, plant and equipment, net	$2,024	$2,012
Machinery and equipment includes capitalized software costs of $443 million and $396 million at September 26, 2014 and September 27, 2013, respectively. Accumulated amortization of capitalized software was $271 million and $237 million at the end of fiscal 2014 and 2013, respectively.
Depreciation expense from continuing operations, including amounts related to capitalized leased assets and demonstration equipment, was $344 million, $319 million and $305 million in fiscal 2014, 2013 and 2012, respectively. Demonstration equipment is included in other assets on the consolidated balance sheets.
12. Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for fiscal 2014 and 2013 were as follows:

(Dollars in Millions)	Medical Devices	Pharmaceuticals	U.S. Medical Supplies	Total
Goodwill at September 28, 2012	$7,671	$508	$363	$8,542
Acquisitions (note 4)	147	24	—	171
Currency translation and other	(9)	—	—	(9)
Transfer of goodwill to Mallinckrodt	—	(532)	—	(532)
Goodwill at September 27, 2013	7,809	—	363	8,172
Acquisitions (note 4)	770	—	—	770
Divestiture (note 5)	(66)	—	—	(66)
Currency translation	(25)	—	—	(25)
Goodwill at September 26, 2014	$8,488	$—	$363	$8,851

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount and accumulated amortization of intangible assets at the end of fiscal 2014 and 2013 were as follows:

	2014		2013
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,427	$938	$2,229	$890
Customer relationships	1,437	285	959	213
Other	140	89	161	86
Total	$4,004	$1,312	$3,349	$1,189
Non-Amortizable:
Trademarks	$319		$322
In-process research and development	271		205
Total	$590		$527
In connection with the pending acquisition of Covidien by Medtronic, in October 2014, Covidien and Medtronic entered into an agreement to sell Covidien’s drug coated balloon platform for $30 million in order to obtain clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. As a result, in fiscal 2014, Covidien’s Medical Devices segment recorded a $94 million impairment charge to write down the IPR&D associated with its drug coated balloon platform to fair value based on the contractually agreed upon purchase price. The sale is subject to approval by the Federal Trade Commission and other regulatory agencies, as well as closure of the pending acquisition of Covidien by Medtronic.
In connection with management’s regular review of strategic programs and growth potential for the Company’s product portfolio, management decided to exit the Company’s OneShot™ renal denervation program associated with the fiscal 2012 acquisition of Maya. This decision was primarily driven by slower than expected development of the renal denervation market. As a result of this decision, during fiscal 2014, the Company recorded pre-tax intangible asset impairment charges of $28 million to write off the completed technology associated with this project. These charges were included in selling, general and administrative expenses.
Intangible asset amortization expense from continuing operations for fiscal 2014, 2013 and 2012 was $236 million, $222 million and $197 million, respectively. Amortization expense associated with the intangible assets included on the Company’s balance sheet as of September 26, 2014 is expected to be as follows:

(Dollars in Millions)
Fiscal 2015	$259
Fiscal 2016	253
Fiscal 2017	251
Fiscal 2018	247
Fiscal 2019	241

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Accrued and Other Current Liabilities
At the end of fiscal 2014 and 2013, accrued and other current liabilities included the following:

(Dollars in Millions)	2014	2013
Accrued payroll and employee benefits	$495	$426
Dividends payable	163	145
Sales tax payable	143	148
Contingent consideration liabilities	102	53
Accrued distributor fees	92	72
Restructuring reserves	86	109
Accrued interest	85	86
Due to Mallinckrodt	81	55
Self-insurance reserves	46	53
Other	425	439
Accrued and other current liabilities	$1,718	$1,586
14. Debt
At the end of fiscal 2014 and 2013, debt was as follows:

(Dollars in Millions)	2014	2013
Current maturities of long-term debt:
1.35% senior notes due May 2015	$600	$—
2.80% senior notes due June 2015	400	—
Other	9	11
Total	1,009	11
Long-term debt:
1.35% senior notes due May 2015	—	600
2.80% senior notes due June 2015	—	400
6.00% senior notes due October 2017	1,150	1,150
4.20% senior notes due June 2020	600	600
3.20% senior notes due June 2022	650	650
2.95% senior notes due June 2023	750	750
6.55% senior notes due October 2037	850	850
Other	35	18
Total	4,035	5,018
Total debt	$5,044	$5,029
In May 2014, Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary of the Company, amended and restated its $1.5 billion five-year unsecured senior revolving credit facility expiring in 2016. The amended and restated $1.5 billion five-year unsecured senior revolving credit facility expires in 2019. The terms of this credit facility include two one-year extension options. CIFSA may increase the facility by up to $500 million to a maximum of $2.0 billion provided certain conditions are met. Borrowings under the credit facility bear interest, at the Company’s option, at a base rate or the U.S. dollar London interbank offered rate (LIBOR), plus a margin dependent on the Company’s credit ratings. CIFSA is required to pay a facility fee between 6.0 and 22.5 basis points, depending on its credit rating, on the aggregate unused amount under the facility. The credit facility agreement contains a covenant limiting the Company’s ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which are considered restrictive to the Company’s operations. Borrowings under the credit facility are fully and unconditionally guaranteed by Covidien plc. No amount was outstanding under the credit facility at September 26, 2014 or September 27, 2013.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CIFSA also has a commercial paper program. The notes issued under this program are fully and unconditionally guaranteed by both Covidien plc and Covidien Ltd. Proceeds from the sale of the notes are used for working capital and other corporate purposes. At both September 26, 2014 and September 27, 2013, no commercial paper was outstanding. CIFSA is required to maintain an available unused balance under its revolving credit facility sufficient to support amounts outstanding under the commercial paper program.

The aggregate amounts of debt maturing during the next five fiscal years and thereafter are as follows:

(Dollars in Millions)
Fiscal 2015	$1,009
Fiscal 2016	12
Fiscal 2017	11
Fiscal 2018	1,153
Fiscal 2019	3
Thereafter	2,856
15. Derivative Instruments
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
During fiscal 2014, CIFSA entered into interest rate swaps on $500 million principal amount of its 3.20% senior notes due 2022 and $500 million principal amount of its 2.95% senior notes due 2023. Under these contracts, the Company receives fixed amounts of interest applicable to the underlying notes and pays a floating amount based upon the three-month U.S. dollar LIBOR, plus a margin. During fiscal 2014, the Company recognized a $10 million loss on the hedged fixed-rate debt attributable to changes in market interest rates and an offsetting $10 million gain on the related interest rate swaps, both of which were included in interest expense.
During fiscal 2011, CIFSA entered into and subsequently terminated interest rate swaps that converted its senior notes due in 2017 from fixed-rate debt to variable-rate debt. Since the interest rate swaps were designated as hedging instruments of outstanding debt, the $23 million gain is being amortized to interest expense over the remaining life of the related debt.
Cash Flow Hedges—During both fiscal 2013 and 2007, CIFSA entered into forward interest rate lock contracts to hedge the risk of variability in market interest rates prior to the issuance of fixed-rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective; accordingly, the gains and losses that resulted upon termination of the rate locks were recorded in accumulated other comprehensive income and are being amortized to interest expense over the terms of the notes. The amounts reclassified to earnings during fiscal 2014, 2013 and 2012 were insignificant, as is the amount expected to be reclassified to earnings during the next 12 months. At September 26, 2014 and September 27, 2013, the amount of loss that remained in accumulated other comprehensive income was $32 million and $34 million, respectively.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Exchange Exposure
Derivatives not Designated as Hedging Instruments—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro and yen, as well as approximately 20 other currencies. The Company generally manages its exposure for forecasted transactions for the upcoming 12 months. All forward and option contracts are recorded on the consolidated balance sheet at fair value. At September 26, 2014, the Company had foreign currency exchange forward and option contracts outstanding with a notional amount of $1.358 billion. These contracts do not meet the necessary criteria to qualify for hedge accounting; accordingly, changes in fair value are recognized in earnings.

Net losses and gains from foreign currency transaction exposures and the impact of related derivatives not designated as hedging instruments included in continuing operations were as follows:

(Dollars in Millions)	2014	2013	2012
Cost of goods sold:
(Loss) gain on foreign currency transaction exposures	$(83)	$(34)	$10
Gain (loss) on foreign currency exchange contracts	29	6	(12)
Net foreign currency loss	$(54)	$(28)	$(2)

Selling, general and administrative expenses:
(Loss) gain on foreign currency transaction exposures	$(37)	$3	$(9)
Gain (loss) on foreign currency exchange contracts	42	(7)	10
Net foreign currency gain (loss)	$5	$(4)	$1

Total:
(Loss) gain on foreign currency transaction exposures	$(120)	$(31)	$1
Gain (loss) on foreign currency exchange contracts	71	(1)	(2)
Net foreign currency loss	$(49)	$(32)	$(1)

Fair Value of Derivative Instruments
The following table summarizes the classification and fair values of derivative instruments reported in the consolidated balance sheets:

		September 26, 2014		September 27, 2013
(Dollars in Millions)	Balance sheet location	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$10	$—	$—	$—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Prepaid expenses and other current assets	$66	$6	$7	$1
Foreign currency exchange contracts	Accrued and other current liabilities	2	10	10	38
Total derivatives not designated as hedging instruments		$68	$16	$17	$39
Total derivative instruments		$78	$16	$17	$39

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s derivatives that are subject to master netting agreements, allowing for the right of offset by the counterparty, are presented on a net basis on the consolidated balance sheets. The following table provides information on all of the Company’s derivative positions on a gross basis, as well as on a net basis when subject to master netting agreements, at the end of each period:

	September 26, 2014		September 27, 2013
(Dollars in Millions)	Asset	Liability	Asset	Liability
Gross amounts recognized	$78	$16	$17	$39
Gross amounts offset in the consolidated balance sheets	(8)	(8)	(11)	(11)
Net amounts presented in the consolidated balance sheets	$70	$8	$6	$28

16. Financial Instruments and Fair Value Measurements
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

The following table provides a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at September 26, 2014:

(Dollars in Millions)	2014	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency exchange contracts	$68	$—	$68	$—
Interest rate swaps	10	—	10	—
Total assets at fair value	$78	$—	$78	$—
Liabilities:
Foreign currency exchange contracts	$16	$—	$16	$—
Deferred compensation liabilities	132	—	132	—
Contingent consideration liabilities	236	—	—	236
Total liabilities at fair value	$384	$—	$148	$236

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at September 27, 2013:

(Dollars in Millions)	2013	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency exchange contracts	$17	$—	$17	$—
Liabilities:
Foreign currency exchange contracts	$39	$—	$39	$—
Deferred compensation liabilities	114	—	114	—
Contingent consideration liabilities	127	—	—	127
Total liabilities at fair value	$280	$—	$153	$127
Foreign currency exchange contracts—The fair value of foreign currency exchange contracts was measured using significant other observable inputs and valued by reference to over-the-counter quoted market prices for similar instruments. The Company does not believe that the fair value of these derivative instruments differs significantly from the amount that could be realized upon settlement or maturity, or that the changes in fair value will have a significant effect on its results of operations, financial condition or cash flows.
Interest rate swaps—The fair value of interest rate swaps are measured using the present value of expected future cash flows using market-based observable inputs, including credit risk and interest rate yield curves. The Company does not believe that the fair values of these derivative instruments differ significantly from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a significant effect on its results of operations, financial condition or cash flows.
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
Contingent consideration liabilities—The fair value of contingent consideration liabilities is based on significant unobservable inputs, including management estimates and assumptions, and are measured based on the probability-weighted present value of the payments expected to be made. Accordingly, the fair value of contingent consideration has been classified as level 3 within the fair value hierarchy. The recurring level 3 fair value measurements of contingent consideration liabilities include the following significant unobservable inputs:

(Dollars in Millions)	Fair Value at September 26, 2014	Valuation Technique	Unobservable Input	Range
			Discount rate	0% – 23%
Revenue-based payments	$89	Discounted cash flow	Probability of payment	75% – 100%
			Projected year of payment	2015 – 2024
			Discount rate	0.7% – 2.5%
Regulatory-based payments	$147	Discounted cash flow	Probability of payment	80% – 95%
			Projected year of payment	2015 – 2020
As of September 26, 2014, the maximum potential contingent consideration that the Company could be required to pay is $524 million. The fair value of contingent consideration associated with acquisitions was $236 million and $127 million at September 26, 2014 and September 27, 2013, respectively. As of September 26, 2014, $102 million was included in accrued and other current liabilities and $134 million was included in other liabilities on the consolidated balance sheet.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliations of the change in the fair value of contingent consideration liabilities are included in the following table:

(Dollars in Millions)
Balance at September 28, 2012	$108
Acquisition date fair value of contingent consideration	122
Change in fair value included in selling, general and administrative expenses	(3)
Payments	(100)
Balance at September 27, 2013	127
Acquisition date fair value of contingent consideration	164
Change in fair value included in selling, general and administrative expenses	(29)
Payments	(24)
Other	(2)
Balance at September 26, 2014	$236
During fiscal 2014, the Company determined that the post-market clinical trial associated with the radiofrequency energy-based renal denervation device (RF Device) to treat hypertension, resulting from the fiscal 2012 acquisition of Maya, would not be successfully completed within the required timeframe. Accordingly, the Company reversed a $20 million contingent consideration liability associated with the achievement of this milestone. In addition, as a result of the Company’s decision to exit the renal denervation program, the Company reversed $6 million of contingent consideration liabilities that were primarily associated with the achievement of revenue targets for the RF Device. Accordingly, during fiscal 2014, the Company recorded income totaling $26 million related to a reduction in the fair value of contingent consideration liabilities associated with the acquisition of Maya.
Financial Instruments Not Measured at Fair Value
The fair value of cash and cash equivalents approximate carrying value since cash equivalents consist of liquid investments with a maturity of three months or less (level 1). The fair value of long-term debt, including both current and non-current maturities, is based upon quoted prices in active markets for similar instruments (level 2) and was approximately $5.490 billion and $5.433 billion at September 26, 2014 and September 27, 2013, respectively. It is not practicable to estimate the fair value of the Company’s guaranteed contingent tax liabilities and the related amount due from former parent and affiliate.
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
Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company’s large number of customers and their diversity across many geographic areas. A portion of the Company’s trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries that are subject to payment delays, particularly in Spain and Italy. Payment is dependent upon the financial stability of those countries’ national economies and the creditworthiness of those countries’ national governments. The Company routinely evaluates all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. The Company believes the current reserves related to these receivables are adequate and that this concentration of credit risk will not have a material adverse impact on the Company’s financial position or liquidity.
The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain and Italy at September 26, 2014 were $256 million, of which $16 million were over 365 days past due. At September 27, 2013, accounts receivable, net in Spain and Italy were $379 million, of which $44 million were over 365 days past due. In February 2014, the Company collected $115 million from the Spanish government relating to invoices issued prior to June 2013.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Retirement Plans
Defined Benefit Pension Plans—The Company sponsors a number of defined benefit retirement plans covering certain of its U.S. and non-U.S. employees. Following the 2013 separation, the Company has one frozen U.S. plan remaining.
The net periodic benefit cost for the Company’s defined benefit pension plans is as follows:

	U.S. Plans			Non-U.S. Plans
(Dollars in Millions)	2014	2013	2012	2014	2013	2012
Service cost	$1	$2	$4	$14	$16	$16
Interest cost	8	17	25	12	15	17
Expected return on plan assets	(10)	(29)	(30)	(11)	(11)	(13)
Amortization of prior service credit	—	—	—	(1)	—	—
Amortization of net actuarial loss	6	17	21	3	4	4
Plan settlements and curtailments	—	5	—	2	—	—
Net pension costs related to Mallinckrodt	—	(7)	(12)	—	(4)	(3)
Net periodic benefit cost included in continuing operations	$5	$5	$8	$19	$20	$21
Weighted-average assumptions used to determine net pension cost during the year:
Discount rate	4.3%	3.5%	4.4%	3.5%	3.6%	4.4%
Expected return on plan assets	6.5%	7.4%	7.4%	4.8%	4.0%	4.4%
Rate of compensation increase	—%	—%	2.8%	3.3%	3.5%	3.5%

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the changes in benefit obligations, plan assets and the net amounts recognized on the consolidated balance sheet for the Company’s defined benefit plans at the end of fiscal 2014 and 2013, as well as related assumptions:

	U.S. Plans		Non-U.S. Plans
(Dollars in Millions)	2014	2013	2014	2013
Change in benefit obligations:
Projected benefit obligations at beginning of year	$195	$641	$336	$450
Service cost	1	2	14	16
Interest cost	8	17	12	15
Employee contributions	—	—	2	2
Actuarial loss (gain)	19	(13)	49	25
Benefits and administrative expenses paid	(14)	(49)	(14)	(18)
Plan settlements and curtailments	—	—	(2)	(1)
Currency translation and other	—	—	(19)	(7)
Transfer to Mallinckrodt	—	(403)	—	(146)
Projected benefit obligations at end of year	$209	$195	$378	$336
Change in plan assets:
Fair value of plan assets at beginning of year	$175	$486	$216	$315
Actual return on plan assets	17	17	22	32
Employer contributions	8	52	23	23
Employee contributions	—	—	2	2
Benefits and administrative expenses paid	(14)	(49)	(14)	(18)
Plan settlements	—	—	(3)	(1)
Currency translation and other	—	—	(10)	(6)
Transfer to Mallinckrodt	—	(331)	—	(131)
Fair value of plan assets at end of year	$186	$175	$236	$216
Funded status at end of year	$(23)	$(20)	$(142)	$(120)
Amounts recognized on the consolidated balance sheet:
Non-current assets	$12	$11	$—	$1
Current liabilities	—	—	(3)	(3)
Non-current liabilities	(35)	(31)	(139)	(118)
Net amount recognized on the consolidated balance sheet	$(23)	$(20)	$(142)	$(120)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$(69)	$(62)	$(115)	$(86)
Prior service credit	—	—	5	5
Net amount recognized in accumulated other comprehensive income	$(69)	$(62)	$(110)	$(81)
Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	3.9%	4.3%	2.9%	3.5%
Rate of compensation increase	—%	—%	3.2%	3.3%
The estimated net actuarial loss for pension benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2015 is expected to be $11 million.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Company’s U.S. plans, the discount rate is based on the market rate for a broad population of Moody’s AA-rated corporate bonds over $250 million. For the Company’s non-U.S. plans, the discount rate is generally determined by reviewing country and region specific government and corporate bond interest rates.
Additional information related to the Company’s pension plans at the end of fiscal 2014 and 2013 was as follows:

	U.S. Plans		Non-U.S. Plans
(Dollars in Millions)	2014	2013	2014	2013
Accumulated benefit obligation	$209	$195	$334	$298
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$209	$195	$202	$205
Fair value of plan assets	$186	$175	$102	$120
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$209	$195	$294	$253
Fair value of plan assets	$186	$175	$152	$132
Corrections were made to certain of the fiscal 2013 amounts previously included in the above table. These changes impacted the disclosure of amounts in the above table pertaining to U.S. pension plans with accumulated benefit obligations and projected benefit obligations greater than plan assets. Accumulated benefit obligations and projected benefit obligations were increased by $132 million and the fair value of plan assets was increased by $143 million. The corrections made had no impact on the consolidated financial statements.
In determining the expected return on plan assets, management considers the relative weighting of plan assets by class and individual asset class performance expectations as provided by external advisors in reaching its conclusions on appropriate assumptions. The Company’s overall investment objective is to obtain a long-term return on plan assets that is consistent with the level of investment risk that is considered appropriate. Investment risks and returns are reviewed regularly against benchmarks to ensure objectives are being met.
The Company’s U.S. pension plan has a target allocation of 33% equity securities and 67% debt securities. Various asset allocation strategies are in place for non-U.S. pension plans depending upon local law, status, funding level and duration of liabilities. The weighted-average target allocation for the Company’s non-U.S. pension plans at the end of fiscal 2014 is as follows:

Equity securities	43%
Debt securities	42
Cash and other	15
Total	100%

Pension plans have the following weighted-average asset allocations at the end of each fiscal year:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Equity securities	33%	34%	45%	51%
Debt securities	67	65	40	27
Cash and cash equivalents	—	1	2	2
Other	—	—	13	20
Total	100%	100%	100%	100%

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of plan assets held by the Company’s U.S. plans that are measured at fair value on a recurring basis at the end of each year, all of which are classified as level 1 within the fair value hierarchy:

(Dollars in Millions)	2014	2013
Equity securities:
U.S. small/mid cap	$8	$8
U.S. large cap	35	33
Non-U.S.	18	19
Debt securities:
Diversified fixed income funds	115	105
High yield bonds	5	5
Emerging market debt	4	3
Other	1	2
Total	$186	$175
Equity securities—Equity securities held by the Company’s U.S. plans are primarily invested in mutual funds with underlying common stock investments in U.S. and non-U.S. companies ranging in size from small to large corporations. The fair value of these investments is based on the net asset value of the units held in the respective fund, which is determined by obtaining quoted prices on nationally recognized securities exchanges.
Debt securities—Debt securities held by the Company’s U.S. plans are primarily invested in mutual funds with underlying fixed income investments in U.S. government and corporate debt, U.S. dollar denominated non-U.S. government and corporate debt, asset-backed securities, mortgage-backed securities, U.S. agency bonds and other fixed income products backed by U.S. government debt. The fair value of these investments is based on the net asset value of the units held in the respective fund which is determined by obtaining quoted prices on nationally recognized securities exchanges.
Other—Other for the Company’s U.S. plans primarily consists of cash and cash equivalents invested in a money market mutual fund, the fair value of which is determined by obtaining quoted prices on nationally recognized securities exchanges.
The following table provides a summary of plan assets held by the Company’s non-U.S. plans that are measured at fair value on a recurring basis at the end of fiscal 2014:

(Dollars in Millions)	2014	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large cap	$23	$—	$23	$—
Non-U.S.	84	16	68	—
Debt securities:
U.S. debt	5	—	5	—
Non-U.S. corporate debt	36	—	36	—
Non-U.S. government bonds	49	6	43	—
Insurance contracts	27	—	12	15
Diversified/co-mingled funds	1	—	1	—
Other	11	1	6	4
Total	$236	$23	$194	$19

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of plan assets held by the Company’s non-U.S. plans that are measured at fair value on a recurring basis at the end of fiscal 2013:

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
Equity securities—Equity securities held by the Company’s non-U.S. plans primarily consist of mutual funds with underlying investments in non-U.S. equity and U.S. equity markets. The fair value of these investments is based on the net asset value of the units held in the respective fund, which is determined by obtaining quoted prices on nationally recognized securities exchanges (level 1) or through net asset values provided by the fund administrators that can be corroborated by observable market data (level 2).
Debt securities—Debt securities held by the Company’s non-U.S. plans primarily consist of mutual funds with underlying investments in U.S. and non-U.S. corporate debt and non-U.S. government fixed income instruments. The fair value of these investments is based on the net asset value of the units held in the respective fund, which is determined by obtaining quoted prices on nationally recognized securities exchanges (level 1) or through net asset values provided by the fund administrators that can be corroborated by observable market data (level 2).
Insurance contracts—Insurance contracts held by the Company’s non-U.S. plans are issued by well-known, highly rated insurance companies. Insurance contracts classified as level 2 are guaranteed investment contracts, for which the fair value is determined by reference to quoted market prices for similar instruments. The fair value of insurance contracts classified as level 3 is based on the present value of future cash flows under the terms of the contracts. Significant assumptions used in determining the fair value of these contracts include the amount and timing of future cash flows and counterparty credit risk. The objective of the insurance contracts is to provide the Company with future cash flows that match the estimated timing and amount of future pension benefit payments.
Diversified/co-mingled funds—Diversified/co-mingled funds held by the Company’s non-U.S. plans primarily consist of corporate debt securities and mutual funds invested in U.S. and non-U.S. equity securities. The fair value of these investments is determined using other inputs, such as net asset values provided by the fund administrators that can be corroborated by observable market data.
Other—Other for the Company’s non-U.S. plans primarily consists of investments in real estate funds, hedge funds and cash and cash equivalents. The fair value of these investments is determined using other inputs, such as the net asset value provided by the fund administrator, which can be corroborated by observable market data.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the changes in the fair value measurements that used significant unobservable inputs (level 3) for fiscal 2014 and 2013:

(Dollars in Millions)	Insurance Contracts	Other	Total
Balance at September 28, 2012	$117	$4	$121
Net unrealized gains	6	—	6
Net purchases, sales and issuances	3	—	3
Currency translation	2	(1)	1
Transfer to Mallinckrodt	(113)	—	(113)
Balance at September 27, 2013	15	3	18
Net purchases, sales and issuances	1	1	2
Currency translation	(1)	—	(1)
Balance at September 26, 2014	$15	$4	$19
Covidien shares are not a direct investment of the Company’s pension funds; however, the pension funds may indirectly include Covidien shares. The aggregate amount of the Covidien shares would not be material relative to the total pension fund assets.
The Company’s funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates, as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will make contributions of $16 million to its pension plans in fiscal 2015.
Benefit payments expected to be paid, reflecting future expected service as appropriate, are as follows:

(Dollars in Millions)	U.S. Plans	Non-U.S. Plans
Fiscal 2015	$33	$12
Fiscal 2016	14	11
Fiscal 2017	14	12
Fiscal 2018	14	12
Fiscal 2019	14	13
Fiscal 2020 – 2024	62	83
Defined Contribution Retirement Plans—The Company maintains one active tax-qualified 401(k) retirement plan in the United States, which provides for an automatic Company contribution of three percent of an eligible employee’s pay. The Company also makes a matching contribution generally equal to 50% of each employee’s elective contribution to the plan up to six percent of the employee’s eligible pay. The total Company contribution to the plan was $81 million, $97 million and $98 million in fiscal 2014, 2013 and 2012, respectively. The decrease in contributions in fiscal 2014 resulted from the 2013 separation.
Deferred Compensation Plans—As discussed in note 16, the Company maintains one active non-qualified deferred compensation plan in the United States, which permits eligible employees to defer a portion of their compensation. Deferred compensation expense for fiscal 2014, 2013 and 2012 was insignificant.
Other Investments—The Company has insurance contracts that serve as collateral for certain non-U.S. pension plan benefits included in other assets on the consolidated balance sheets in the amount of $22 million and $24 million at September 26, 2014 and September 27, 2013, respectively.
Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than retirement plan benefits for its employees. However, certain acquired operations provide postretirement medical benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide eligibility for such benefits. During fiscal 2014, 2013 and 2012, the Company recorded an insignificant net periodic benefit credit associated with its postretirement benefit plans. The Company’s projected benefit obligation for all postretirement benefit plans was $11 million and $10 million at September 26, 2014 and September 27, 2013, respectively. The activity during both fiscal 2014 and 2013 was insignificant.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Transactions with Former Parent and Affiliate
Tyco Tax Sharing Agreement—On June 29, 2007, the Company entered into a tax sharing agreement, under which the Company shares responsibility for certain of its, Tyco International’s and TE Connectivity’s income tax liabilities for periods prior to the 2007 separation. Covidien, Tyco International and TE Connectivity share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 separation. If Tyco International and TE Connectivity default on their obligations to Covidien under the Tyco tax sharing agreement, Covidien would be liable for the entire amount of these liabilities. All costs and expenses associated with the management of these tax liabilities are being shared equally among the parties.
In connection with the 2007 separation, all tax liabilities associated with the Company’s business became Covidien’s tax liabilities. Following the 2013 separation, Mallinckrodt became the primary obligor to the taxing authorities for the tax liabilities attributable to its subsidiaries, a significant portion of which relate to periods prior to the 2007 separation. However, Covidien remains the sole party subject to the tax sharing agreement with Tyco International and TE Connectivity. Accordingly, Mallinckrodt does not share in Covidien’s liability to Tyco International and TE Connectivity, nor in the receivable that Covidien has from Tyco International and TE Connectivity, both of which are discussed below.
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
 The Company has used available information to develop its best estimates for certain assets and liabilities related to periods prior to the 2007 separation, including amounts subject to or impacted by the provisions of the Tyco tax sharing agreement. The actual amounts that Covidien may be required to ultimately accrue or pay under the Tyco tax sharing agreement, however, could vary depending upon the outcome of the unresolved tax matters discussed in note 20. Final determination of the balances will be made in subsequent periods, primarily related to certain pre-2007 separation tax liabilities and tax years open for examination. These balances will also be impacted by the filing of final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien and/or TE Connectivity legal entities for periods prior to the 2007 separation.
At September 26, 2014, the Company is the primary obligor to the taxing authorities for $1.047 billion of tax liabilities that are recorded on the consolidated balance sheet, of which $669 million relates to periods prior to the 2007 separation and is shared with Tyco International and TE Connectivity pursuant to the Tyco tax sharing agreement.
Income Tax Receivables—The Company has current and non-current receivables from Tyco International and TE Connectivity totaling $296 million and $668 million at September 26, 2014 and September 27, 2013, respectively. These receivables primarily reflect 58% of the contingent tax liabilities that are subject to the Tyco tax sharing agreement and are classified as due from former parent and affiliate on the consolidated balance sheets. As discussed in note 7, adjustments to these receivables are recorded in other income, net. During fiscal 2014, 2013 and 2012, the Company received net reimbursement payments from Tyco International and TE Connectivity totaling $387 million, $14 million and $8 million, respectively.
Guaranteed Contingent Tax Liabilities—The Company has current and non-current liabilities for guarantee commitments and indemnifications with Tyco International and TE Connectivity related to certain contingent tax liabilities. These liabilities totaled $577 million and $584 million at September 26, 2014 and September 27, 2013, respectively. The non-current portion of these liabilities are classified as guaranteed contingent tax liabilities on the consolidated balance sheets, while the current portion is included in accrued and other current liabilities. During fiscal 2014, 2013 and 2012, the Company made net payments to Tyco International and TE Connectivity totaling $7 million, $31 million and $45 million, respectively. These amounts represent the 42% reimbursement required pursuant to the Tyco tax sharing agreement for applicable tax and interest payments made by Tyco International and TE Connectivity.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Guarantees
In connection with the 2013 separation, Mallinckrodt assumed the tax liabilities that are attributable to its subsidiaries, which amounted to approximately $160 million. Covidien has indemnified Mallinckrodt to the extent that such tax liabilities arising from periods prior to fiscal 2013 exceed $200 million, net of certain tax benefits realized. In addition, in connection with the 2013 separation, the Company entered into certain other guarantee commitments and indemnifications with Mallinckrodt. The values attributable to the tax indemnification and other guarantees were insignificant. Additionally, in connection with the 2007 separation, the Company entered into certain guarantee commitments and indemnifications with Tyco International and TE Connectivity, which are discussed in note 18.
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
The Company has recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in note 20. In addition, the Company is liable for product performance; however, in the opinion of management, such obligations will not significantly affect the Company’s results of operations, financial condition or cash flows.
As of September 26, 2014, the Company had various outstanding letters of credit and guarantee and surety bonds totaling $205 million, none of which were individually significant.
20. Commitments and Contingencies
The Company has facility, vehicle and equipment operating leases that expire at various dates. Rent expense in continuing operations associated with these leases was $148 million, $144 million and $140 million in fiscal 2014, 2013 and 2012, respectively. Following is a schedule of minimum lease payments for non-cancelable operating leases as of September 26, 2014:

(Dollars in Millions)	Operating Leases
Fiscal 2015	$114
Fiscal 2016	94
Fiscal 2017	67
Fiscal 2018	47
Fiscal 2019	37
Thereafter	58
Total minimum lease payments	$417
At September 26, 2014, the Company has aggregate purchase obligations related to commitments to purchase certain goods and services of $110 million, of which $106 million relates to fiscal 2015.
The Company is subject to various legal proceedings and claims, including patent infringement claims, products liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon the Company’s experience, current information and applicable law, management does not expect these proceedings to have a material adverse effect on the Company’s financial condition. However, one or more of the proceedings could have a material adverse effect on the Company’s results of operations or cash flows for a future period. The significant matters are discussed below.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings
The Company records a liability when a loss is considered probable and the amount can be reasonably estimated. When the reasonable estimate of a probable loss is a range and a best estimate cannot be made, the minimum amount of the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 26, 2014 and September 27, 2013, the Company had accruals for products liability and other legal matters totaling $321 million and $147 million, respectively, substantially all of which were included in other liabilities on the consolidated balance sheets. These accruals include reserves for certain of the matters discussed below. In addition, the Company had related insurance receivables of $29 million at both September 26, 2014 and September 27, 2013.
Products Liability Litigation—The Company currently is involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of the Company have supplied pelvic mesh products to one of the manufacturers named in the litigation and the Company is indemnifying that manufacturer on certain claims. In addition, the Company believes that this manufacturer has an obligation to indemnify the Company with respect to the promotion of the pelvic mesh products. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the United States. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. As of September 26, 2014, there were approximately 7,100 cases pending believed to involve products manufactured by Company subsidiaries. During fiscal 2012, the Company recorded a $49 million charge to increase the Company’s estimated indemnification obligations related to these matters. In addition, during fiscal 2014, the Company received additional information regarding the nature of the claims and potential exposure based on access to medical records, settlements by other manufacturers and discussions with plaintiff attorneys, including discussions regarding potential future cases. Accordingly, the Company recorded a $181 million legal charge to further increase the Company’s estimated indemnification obligation. The amounts recorded in both years were included in selling, general and administrative expenses. Based on current information, the Company believes that it has adequate amounts recorded relating to these matters. While the Company believes that the final disposition of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims.
Patent Litigation—On March 28, 2013, the Company prevailed in a patent infringement suit against Ethicon Endo-Surgery, Inc. (Ethicon), a Johnson & Johnson company, relating to Ethicon’s Harmonic® line of ultrasonic surgical products. The federal court awarded Covidien a $177 million verdict upon ruling that several claims of Covidien’s patents were valid, enforceable and infringed by Ethicon. The amount of the verdict was based on an eight percent royalty rate on infringing sales through March 2012, plus prejudgment interest. Ethicon has appealed the decision; accordingly, the Company has not recorded any income related to this case. Oral argument was held on September 10, 2014. In addition, on June 24, 2014, the Company filed a lawsuit in the U.S. District Court for the District of Connecticut against Ethicon alleging that Ethicon’s ultrasonic surgical product, the Harmonic ACE®+7, infringes three of the Company’s patents. The Company is asking the court to enjoin Ethicon from continuing to make and sell the Harmonic ACE®+7 device and to grant damages for the patent infringement. On October 17, 2014, the district court granted a preliminary injunction against Ethicon, which prevents Ethicon from making and selling the Harmonic ACE®+7 device. Ethicon has obtained a temporary stay and is appealing this preliminary injunction ruling.
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
Other Matters—One of the Company’s subsidiaries, ev3 Inc., acquired Appriva Medical, Inc. in 2002. The acquisition agreement relating to ev3’s acquisition of Appriva Medical contained four contingent milestone payments totaling $175 million. ev3 determined that the milestones were not achieved by the applicable dates and that none of the milestones were payable. On April 7, 2009, Michael Lesh and Erik Van Der Burg, acting jointly as the Shareholder Representatives for the former shareholders of Appriva Medical, filed a motion to amend their previously dismissed complaints in Superior Court of the State of Delaware. The amended complaint sought recovery of all of the $175 million milestone payments, as well as punitive

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

damages. The plaintiffs asserted several claims, including breach of contract, fraudulent inducement and violation of California securities law.
On May 1, 2013, the jury returned a verdict finding that ev3 breached the merger agreement and awarded $175 million in damages plus interest to the plaintiffs. Since the jury did not find fraud, the jury did not have the option of awarding punitive damages. The Company estimates that its possible range of loss is $0 to $295 million, which includes approximately $120 million of potential post judgment interest, assuming a trial takes place within the next year. On August 29, 2013, the court denied the Company’s motions for judgment as a matter of law and for a new trial. The Company appealed the verdict to the Delaware Supreme Court; oral argument for the appeal was held before a panel of judges on March 12, 2014. The Delaware Supreme Court subsequently ordered a rehearing before the full court, which was held on September 10, 2014. On September 30, 2014, the Delaware Supreme Court reversed the jury’s verdict and remanded the case for a new trial. No liability has been recorded with respect to any damage award.
The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations, financial condition or cash flows.
Environmental Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. These projects relate to a variety of activities, including removal of solvents, metals and other hazardous substances from soil and groundwater. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of September 26, 2014, the Company concluded that it was probable that it would incur investigation and remedial costs of $178 million, of which $23 million was included in accrued and other current liabilities and $155 million was included in other liabilities on the consolidated balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.
The Company is a successor to a company which owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982. The Company is responsible for the costs of completing an environmental site investigation required by the United States Environmental Protection Agency (EPA) and the Maine Department of Environmental Protection (MDEP). Based on the site investigation, the Company submitted a Corrective Measures Study plan and identified a preferred alternative which was submitted to the EPA and MDEP for approval in 2004. MDEP disagreed with the proposed alternative and served a compliance order on Mallinckrodt LLC and United States Surgical Corporation in December 2008. The compliance order included a directive to remove a significant volume of soils at the site. On December 19, 2008, the Company filed an appeal with the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order. A hearing before the Maine Board began on January 25, 2010 and concluded on February 4, 2010. On August 19, 2010, the Maine Board modified the MDEP order and issued a final order requiring removal of two landfills, capping of the remaining three landfills, installation of a groundwater extraction system, and long-term monitoring of the site and the three remaining landfills.
On April 3, 2014, the Maine Supreme Judicial Court affirmed the Maine Board’s compliance order. Following this decision, the Company recorded a $65 million charge for the estimated additional costs of implementing the compliance order. This charge is included in selling, general and administrative expenses in the consolidated statement of income for fiscal 2014. The Company has proceeded with implementation of the investigation and remediation in accordance with the MDEP order as modified by the Maine Board order.
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
On July 29, 2002, following a March 2002 trial, the District Court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that the Company was liable for the cost of performing a study of the river and bay. The District Court subsequently appointed an independent study panel to oversee the study and ordered the Company to pay costs associated with the study. The study panel conducted a Phase I study and completed a Phase II study, which included several years of field work and data collection. The study panel issued the Phase II Penobscot River Mercury Study Report (Phase II Report) on April 17, 2013. The Phase II Report contains recommendations for a variety of potential remedial options which could be implemented individually or in a variety of

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

combinations. The Phase II Report also includes preliminary cost estimates for the potential remedial options. These cost estimates, which the report describes as “very rough estimates of cost,” range from $25 million to $235 million, depending upon which potential option or combination of potential options are implemented, if any. The Phase II Report indicates that these costs are subject to uncertainties, and that before any remedial option is implemented, further engineering studies and engineering design work are necessary to determine the feasibility of the proposed remedial options. The Company has reviewed the Phase II Report with its outside legal and technical consultants and believes there are significant problems with the conclusions and recommendations in the report. The Company does not believe extensive remediation is necessary and intends to vigorously defend its position. In addition, no remediation order has been issued by any regulatory authority or the District Court. However, the Company has developed a proposal for certain limited studies and a proposal for monitoring some wildlife species, including but not limited to, certain fish and birds. The estimated costs of the proposed studies and monitoring have been accrued, the amounts of which are not significant. The trial was completed on June 27, 2014 and post-trial briefing was completed on September 30, 2014. This matter remains pending with the District Court.
Income Taxes
The income tax returns of the Company and its subsidiaries are periodically examined by various tax authorities. The IRS continues to audit the Company’s U.S. federal income tax returns for the years 2008 through 2009 and 2010 through 2012. Fieldwork for the 2008 through 2009 audit is expected to conclude in fiscal 2015. Open periods for examination also include certain periods during which the Company was a subsidiary of Tyco International. The resolution of these matters is subject to the conditions set forth in the Tyco tax sharing agreement. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the 2007 separation. The Company has potential liabilities related to these income tax returns and has included its best estimate of potential liabilities for these years within current and non-current income taxes payable on its consolidated balance sheets. With respect to these potential income tax liabilities, Covidien believes that the amounts recorded on its consolidated balance sheets are adequate.
The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect Covidien’s income tax returns for certain years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. With respect to the outstanding issue that remains in dispute, on June 20, 2013, Tyco International advised the Company that it had received Notices of Deficiency from the IRS asserting that several of Tyco International’s former U.S. subsidiaries owe additional taxes of $914 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco International and its subsidiaries as they existed at that time. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position is ultimately proved correct. The IRS has asserted in the Notices of Deficiency that substantially all of Tyco International’s intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on Tyco International’s U.S. income tax returns totaling approximately $3.0 billion. The Company strongly disagrees with the IRS’s proposed adjustments. On July 22, 2013, Tyco International filed a petition with the U.S. Tax Court contesting the IRS assessment. The Company believes there are meritorious defenses for the tax filings in question, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
No payments with respect to these matters or any additional matters that may be raised by the U.S. Tax Court would be required until the dispute is definitively resolved, which could take several years. While Covidien believes that the amounts recorded as non-current income taxes payable and guaranteed contingent tax liabilities related to these matters are adequate, the timing and outcome of such litigation is highly uncertain and could have a material adverse effect on the consolidated financial statements. In particular, if the IRS is successful in asserting its claim, it would likely assert that approximately $6.6 billion of interest deductions with respect to Tyco International’s intercompany debt in subsequent time periods should also be disallowed.
Tyco International’s income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans that originated during 1997 through 2000. It is the Company’s understanding that Tyco International and the IRS expect to reach a written agreement during fiscal 2015 on all undisputed issues for the years 2001 through 2004.
During fiscal 2014, the Company reached an effective settlement with the IRS on all tax matters in the 2005 through 2007 audit cycle and certain matters within the 2004 tax year. In connection with this settlement, the Company paid the IRS $680 million, consisting of $465 million of tax and $215 million of interest. Pursuant to the Tyco tax sharing agreement, the Company received reimbursement payments totaling $355 million from Tyco International and TE Connectivity associated with this settlement. In addition, the Company reimbursed Tyco International and TE Connectivity for its portion of their payments to the IRS, the amount of which was insignificant.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Redeemable Noncontrolling Interest
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
Redeemable noncontrolling interest is considered to be temporary equity and is therefore reported between liabilities and equity on the consolidated balance sheet. Since the noncontrolling interest becomes redeemable in fiscal 2019, or earlier under certain circumstances, the Company records the redeemable noncontrolling interest at the greater of: (a) the initial carrying amount increased or decreased for the noncontrolling interest’s share of Kangdi’s net income or loss; or (b) its estimated redemption value at the end of each reporting period. The Company records changes in the estimated redemption value of the noncontrolling interest through net income. During fiscal 2014, net loss attributable to the redeemable noncontrolling interest and the adjustments to the estimated redemption value were included in other income, net in the consolidated statement of income, as the amounts were insignificant. As of September 26, 2014, the estimated redemption value of the noncontrolling interest approximated the carrying value.
22. Equity
Preference Shares—Covidien has authorized 125,000,000 preference shares, par value of $0.20 per share, none of which were issued at September 26, 2014 or September 27, 2013. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise with respect to the preference shares may be determined by Covidien’s board of directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment of the amount for which the preference shares were subscribed plus any unpaid dividends prior to any payment to the ordinary shareholders.
Share Repurchases—On August 11, 2011, the Company’s board of directors authorized a program to purchase up to $2.0 billion of its ordinary shares to allow management to return excess cash to enhance shareholder value. This program was completed during fiscal 2013. On March 21, 2013, the Company’s board of directors authorized a program to purchase up to $3.0 billion of its ordinary shares from time to time, based on market conditions, to allow management to return excess cash to enhance shareholder value.
The following table presents the number of shares and dollar amount of repurchases made under these repurchase programs by fiscal year and the amount available for repurchase as of September 26, 2014:

(In Millions)	2013 Share Repurchase Program		2011 Share Repurchase Program
	Number of Shares	Amount	Number of Shares	Amount
Authorized repurchase amount		$3,000		$2,000
Repurchases:
Fiscal 2014	5.6	378	—	—
Fiscal 2013	13.2	823	14.0	877
Fiscal 2012	—	—	16.8	923
Fiscal 2011	—	—	4.0	200
Remaining amount available		$1,799		$—
The Company also repurchases shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and to settle certain option exercises. The Company spent $18 million, $10 million and $9 million to acquire shares in connection with equity-based awards in fiscal 2014, 2013 and 2012, respectively.

Dividends—Covidien paid cash dividends of $578 million, $487 million and $434 million in fiscal 2014, 2013 and 2012, respectively. On September 17, 2014, the board of directors declared a quarterly cash dividend of $0.36 per share to shareholders of record on October 7, 2014. The dividend, which totals $163 million, is payable during the first quarter of fiscal 2015.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Shares—During both fiscal 2014 and 2013, the Company canceled 40 million ordinary shares that were previously held as treasury shares.
23. Share Plans
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
Equity-Based Compensation—Compensation costs related to equity-based transactions are recognized in the consolidated financial statements based on fair value. The total amount of equity-based compensation expense, including the modification described below, was recorded as follows:

(Dollars in Millions)	2014	2013	2012
Selling, general and administrative expenses	$106	$97	$79
Restructuring charges	—	1	—
Discontinued operations	—	10	11
Total	$106	$108	$90
The Company recognized a related tax benefit associated with its equity-based compensation arrangements of $36 million in both fiscal 2014 and 2013 and $29 million in fiscal 2012. The excess cash tax benefit classified as a financing cash inflow in fiscal 2014, 2013 and 2012 was $33 million, $43 million and $12 million, respectively.
In connection with the 2013 separation, Covidien’s restricted stock units (RSUs) issued to Mallinckrodt employees were converted into restricted stock units of Mallinckrodt in a manner that preserved the intrinsic value of the awards prior to the conversion. The number of Covidien RSUs outstanding post-separation was also adjusted to preserve the intrinsic value of the awards immediately prior to the 2013 separation. Accordingly, no incremental compensation cost was recognized. In addition, the Company modified its outstanding performance share units (PSUs) subject to the fiscal 2011 through fiscal 2013 performance cycle such that the performance cycle terminated on June 28, 2013 and modified its outstanding PSUs subject to the fiscal 2012 through fiscal 2014 performance cycle to remove the two pharmaceutical companies from the PSU peer group utilized to determine total shareholder return. All other provisions associated with the RSU and PSU awards, including the respective vest dates, remained unchanged from the original grant. The modifications to the PSUs resulted in incremental compensation cost, the amount of which was insignificant.
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
During fiscal 2014, in connection with the Medtronic transaction agreement, the Company modified the terms and conditions of equity-based awards held by Covidien employees such that employees will receive converted New Medtronic equity awards, New Medtronic ordinary shares, cash or a combination thereof for Covidien equity-based awards outstanding immediately prior to the close of the transaction. This modification did not result in incremental compensation cost during fiscal 2014.
Share Options—Options are granted to purchase ordinary shares at prices that are equal to the fair market value of the shares on the date the options are granted. Options generally vest in equal annual installments over a period of four years and expire 10 years after the date of grant. The grant-date fair value of options, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are estimated based on historical experience.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option activity and information is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (Dollars in Millions)
Outstanding at September 27, 2013	14,374,386	$43.98
Granted	3,753,301	67.53
Exercised	(3,889,409)	41.76
Expired/Forfeited	(987,650)	52.63
Outstanding at September 26, 2014	13,250,628	50.65	7.29	$521
Vested and unvested expected to vest as of September 26, 2014	12,648,481	50.21	7.22	503
Exercisable at September 26, 2014	4,607,090	41.92	5.57	221
As of September 26, 2014, there was $60 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.4 years.
The Company uses the Black-Scholes pricing model to estimate the fair value of options on the date of grant. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. In fiscal 2014 and 2013, the expected volatility assumption was based on the Company’s historical and implied volatility. Prior to fiscal 2013, the volatility assumption was based on the historical and implied volatility of the Company’s peer group with similar business models. The expected life assumption was based on the contractual and vesting term of the options, employee exercise patterns and employee post-vesting termination behavior. The expected annual dividend per share was based on the Company’s dividend rate on the date of grant. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The weighted-average assumptions used in the Black-Scholes pricing model for options granted during each year, along with the weighted-average grant-date fair values, were as follows:

	2014	2013	2012
Expected stock price volatility	26.0%	27.0%	28.0%
Risk-free interest rate	1.6%	0.8%	1.2%
Expected annual dividend per share	$1.28	$1.04	$0.90
Expected life of options (years)	5.3	5.6	5.7
Fair value per option	$14.06	$11.98	$10.28
The total intrinsic value and related tax benefit of options exercised were as follows:

(Dollars in Millions)	2014	2013	2012
Intrinsic value of options exercised	$121	$119	$81
Tax benefit related to options exercised	$38	$40	$26
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSU activity is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 27, 2013	1,809,796	$47.53
Granted	738,879	68.03
Vested	(709,331)	46.02
Forfeited	(204,893)	53.06
Non-vested at September 26, 2014	1,634,451	56.76
The weighted-average grant-date fair value of RSUs granted, total fair value of RSUs vested and related tax benefit were as follows:

(Dollars in Millions, Except per Share Data)	2014	2013	2012
Grant-date fair value per RSU	$68.03	$58.16	$47.09
Fair value of RSUs vested	$50	$37	$34
Tax benefit related to RSUs vested	$17	$13	$12
As of September 26, 2014, there was $60 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.4 years.
Performance Share Units—Similar to recipients of RSUs, recipients of PSUs have no voting rights and receive dividend equivalent units. The grant-date fair value of PSUs, adjusted for estimated forfeitures, is generally recognized as expense on a straight-line basis from the grant date through the end of the performance period. The vesting of PSUs and related dividend equivalent units is generally based on relative total shareholder return (total shareholder return for the Company as compared to total shareholder return of the PSU peer group), measured over a three-year performance period. The PSU peer group consists of various healthcare companies which replicate the Company’s mix of businesses. Depending on Covidien’s relative performance during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200%, of the award granted.
PSU activity is as follows(1):

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 27, 2013	927,178	$59.12
Granted	408,213	81.60
Vested(2)	(203,537)	43.73
Forfeited	(61,228)	66.17
Non-vested at September 26, 2014(3)	1,070,626	70.21

(1) The number of shares disclosed in this table are at the target number of 100%.
(2) Approximately 320,000 shares of Covidien were earned for awards that were granted in fiscal 2011 for the three-year performance cycle award period ended September 27, 2013, based on achievement of actual internal metrics of 167%. These shares vested in November 2013.

(3)
Approximately 750,000 shares of Covidien were earned for awards that were granted in fiscal 2012 for the performance period ended September 26, 2014, based on the actual total shareholder return achievement of 200%. These shares vested in October 2014.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company generally uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of PSU awards. The assumptions used in the Monte Carlo model for PSUs granted during each year were as follows:

	2014	2013	2012
Expected stock price volatility	22.7%	25.0%	28.7%
Peer group stock price volatility	22.2%	23.8%	29.1%
Correlation of returns	53.6%	53.1%	47.5%
The weighted-average grant-date fair value of PSUs granted, total fair value of PSUs vested and related tax benefit were as follows:

(Dollars in Millions, Except per Share Data)	2014	2013	2012
Grant-date fair value per PSU	$81.60	$72.03	$61.09
Fair value of PSUs vested	$22	$107	$22
Tax benefit related to PSUs vested	$5	$38	$8
As of September 26, 2014, there was $23 million of unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted-average period of 1.0 year.
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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

(Dollars in Millions)	Currency Translation	Unrecognized (Loss) Gain on Benefit Plans		Unrecognized (Loss) Gain on Derivatives		Accumulated Other Comprehensive Income
Balance at September 30, 2011	$610	$(163)		$(49)		$398
Change before reclassifications to earnings(1)	(93)	(33)	(2)	(4)	(3)	(130)
Amounts reclassified to earnings(1)	—	9	(4)	8	(5)	17
Other comprehensive (loss) income	(93)	(24)		4		(113)
Balance at September 28, 2012	517	(187)		(45)		285
Change before reclassifications to earnings(1)	(47)	4	(2)	(3)	(6)	(46)
Amounts reclassified to earnings(1)	2	10	(4)	6	(5)	18
Transfer to Mallinckrodt	(51)	79		7		35
Other comprehensive (loss) income	(96)	93		10		7
Balance at September 27, 2013	421	(94)		(35)		292
Change before reclassifications to earnings(1)	(120)	(35)	(2)	1	(3)	(154)
Amounts reclassified to earnings(1)	—	5	(4)	2	(5)	7
Other comprehensive (loss) income	(120)	(30)		3		(147)
Balance at September 26, 2014	$301	$(124)		$(32)		$145

(1)	Presented net of income taxes, the amounts of which are insignificant.

(2)	Relates primarily to net (loss) gain arising during the year.

(3)	Relates to commodity hedges.

(4)	Includes amortization of net actuarial losses, amortization of prior service credits and plan settlements included in net periodic benefit cost, the components of which are presented in note 17.

(5)	Relates to commodity hedges that were reclassified to cost of goods sold and interest rate locks that were reclassified to interest expense and are discussed in note 15.

(6)	Relates to commodity hedges and the termination of interest rate locks, the latter of which is discussed in note 15.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25. Summarized Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for fiscal 2014 is as follows:

	2014
(Dollars in Millions, Except per Share Data)	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net sales	$2,639	$2,598	$2,688	$2,734
Gross profit	1,563	1,518	1,584	1,662
Net income	398	441	306	517
Net income per share:
Basic	$0.88	$0.98	$0.68	$1.15
Diluted	0.87	0.97	0.67	1.13

(1)
Gross profit includes $3 million of charges related to the write-off of inventory associated with the exit of the Company’s OneShotTM renal denervation program and $2 million of restructuring-related accelerated depreciation expense. In addition to these charges, net income also includes $57 million of restructuring charges and $32 million of charges associated with the exit of the Company’s OneShotTM renal denervation program. These charges were partially offset by $26 million of income resulting from the reversal of contingent consideration liabilities associated with the fiscal 2012 acquisition of Maya.

(2)
Gross profit includes a $4 million charge related to the sale of acquired inventory that had been written up to fair value upon acquisition and $1 million of restructuring-related accelerated depreciation expense. In addition to these charges, net income also includes a $65 million environmental charge related to the estimated additional remediation costs for a site located in Orrington, Maine, $16 million of restructuring charges and $3 million of acquisition-related costs. These charges were offset by a $111 million net gain recognized in connection with the sale of the Company’s Confluent biosurgery product line.

(3)
Gross profit includes a $12 million charge related to the sale of acquired inventory that had been written up to fair value upon acquisition and $2 million of restructuring-related accelerated depreciation expense. In addition to these charges, net income also includes a $181 million legal charge resulting from an increase to the Company’s estimated indemnification obligation for certain pelvic mesh products liability cases, $43 million of restructuring charges, $8 million of transaction costs resulting from the Company’s definitive agreement to be acquired by Medtronic, a $4 million decrease to the gain recognized in connection with the sale of the Company’s Confluent biosurgery product line and $1 million of acquisition-related costs. These charges were partially offset by $8 million of income resulting from an adjustment to contingent consideration liabilities.

(4)
Net income includes a $94 million charge for the impairment IPR&D related to the Company’s drug coated balloon platform, $29 million of restructuring charges, $19 million of transaction costs resulting from the Company’s definitive agreement to be acquired by Medtronic, $7 million of expense resulting from adjustments to contingent consideration liabilities and $1 million of acquisition-related costs.

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

(2)
Net sales exclude $573 million of net sales related to discontinued operations. Gross profit includes $1 million of restructuring-related accelerated depreciation expense. In addition to this charge, income from continuing operations also includes $54 million of restructuring charges, partially offset by an $8 million gain associated with the Company’s acquisition of CVI and $6 million of income resulting from an adjustment to contingent consideration liabilities.

(3)
Net sales exclude $556 million of net sales related to discontinued operations. Gross profit includes $1 million of restructuring-related accelerated depreciation expense. In addition to this charge, income from continuing operations also includes $9 million of restructuring charges and $2 million of net expense resulting from adjustments to contingent consideration liabilities, which was mostly offset by a $10 million gain associated with the Company’s acquisition of CVI.

(4)
Gross profit includes $2 million of restructuring-related accelerated depreciation expense. In addition to this charge, income from continuing operations also includes $34 million of restructuring charges, $21 million of charges resulting from entering into license and distribution agreements, a $20 million loss on the retirement of debt incurred in connection with the early termination of a capital lease and $1 million of net expense resulting from adjustments to contingent consideration, partially offset by a $12 million net gain on investments.

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26. Covidien International Finance S.A.
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

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Fiscal Year Ended September 26, 2014
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$10,659	$—	$10,659
Cost of goods sold	—	—	—	4,332	—	4,332
Gross profit	—	—	—	6,327	—	6,327
Selling, general and administrative expenses	123	—	2	3,532	—	3,657
Research and development expenses	—	—	—	546	—	546
Impairment of in-process research and development	—	—	—	94	—	94
Restructuring charges, net	—	—	—	145	—	145
Gain on divestiture, net	—	—	—	(107)	—	(107)
Operating (loss) income	(123)	—	(2)	2,117	—	1,992
Interest expense	—	—	(206)	2	—	(204)
Interest income	—	—	—	15	—	15
Other income, net	—	—	—	20	—	20
Equity in net income of subsidiaries	1,604	1,604	3,164	—	(6,372)	—
Intercompany interest and fees	174	—	(1,352)	1,178	—	—
Income before income taxes	1,655	1,604	1,604	3,332	(6,372)	1,823
Income tax (benefit) expense	(7)	—	—	168	—	161
Net income	1,662	1,604	1,604	3,164	(6,372)	1,662
Other comprehensive loss, net of income taxes	(147)	(147)	(147)	(149)	443	(147)
Total comprehensive income	$1,515	$1,457	$1,457	$3,015	$(5,929)	$1,515

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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Fiscal Year Ended September 28, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$9,851	$—	$9,851
Cost of goods sold	—	—	—	3,944	—	3,944
Gross profit	—	—	—	5,907	—	5,907
Selling, general and administrative expenses	90	—	2	3,169	—	3,261
Research and development expenses	—	—	—	479	—	479
Restructuring charges, net	—	—	—	82	—	82
Operating (loss) income	(90)	—	(2)	2,177	—	2,085
Interest expense	—	—	(208)	2	—	(206)
Interest income	—	—	—	15	—	15
Other (expense) income, net	—	—	(9)	34	—	25
Equity in net income of subsidiaries	2,040	2,047	1,625	—	(5,712)	—
Intercompany interest and fees	(41)	(7)	641	(593)	—	—
Income from continuing operations before income taxes	1,909	2,040	2,047	1,635	(5,712)	1,919
Income tax (benefit) expense	(7)	—	—	289	—	282
Income from continuing operations	1,916	2,040	2,047	1,346	(5,712)	1,637
(Loss) income from discontinued operations, net of income taxes	(11)	—	—	279	—	268
Net income	1,905	2,040	2,047	1,625	(5,712)	1,905
Other comprehensive loss from continuing operations, net of income taxes	(90)	(90)	(90)	(95)	275	(90)
Other comprehensive loss from discontinued operations, net of income taxes	(23)	(23)	(23)	(23)	69	(23)
Total comprehensive income	$1,792	$1,927	$1,934	$1,507	$(5,368)	$1,792

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
At September 26, 2014
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$375	$1,192	$—	$1,567
Accounts receivable trade, net	—	—	—	1,532	—	1,532
Inventories	—	—	—	1,408	—	1,408
Intercompany receivable	19	61	—	36	(116)	—
Due from former parent and affiliate	—	—	—	16	—	16
Prepaid expenses and other current assets	4	—	9	480	—	493
Deferred income taxes	—	—	—	438	—	438
Total current assets	23	61	384	5,102	(116)	5,454
Property, plant and equipment, net	1	—	—	2,023	—	2,024
Goodwill	—	—	—	8,851	—	8,851
Intangible assets, net	—	—	—	3,282	—	3,282
Due from former parent and affiliate	—	—	—	280	—	280
Investment in subsidiaries	8,791	8,638	14,281	—	(31,710)	—
Intercompany loans receivable	1,452	94	7,343	6,852	(15,741)	—
Other assets	—	—	34	776	—	810
Total Assets	$10,267	$8,793	$22,042	$27,166	$(47,567)	$20,701
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$1,004	$5	$—	$1,009
Accounts payable	2	—	—	499	—	501
Intercompany payable	36	—	—	80	(116)	—
Accrued and other current liabilities	169	—	84	1,465	—	1,718
Income taxes payable	—	—	—	60	—	60
Total current liabilities	207	—	1,088	2,109	(116)	3,288
Long-term debt	—	—	4,012	23	—	4,035
Income taxes payable	—	—	—	987	—	987
Guaranteed contingent tax liabilities	—	—	—	555	—	555
Intercompany loans payable	—	2	8,304	7,435	(15,741)	—
Deferred income taxes	—	—	—	679	—	679
Other liabilities	—	—	—	1,037	—	1,037
Total Liabilities	207	2	13,404	12,825	(15,857)	10,581
Redeemable noncontrolling interest	—	—	—	60	—	60
Shareholders’ Equity	10,060	8,791	8,638	14,281	(31,710)	10,060
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$10,267	$8,793	$22,042	$27,166	$(47,567)	$20,701

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

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended September 26, 2014
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(90)	$(2)	$916	$1,714	$(526)	$2,012
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(353)	—	(353)
Acquisitions, net of cash acquired	—	—	—	(1,412)	—	(1,412)
Acquisition of licenses and technology	—	—	—	(5)	—	(5)
Proceeds from divestiture, net	—	—	—	227	—	227
Sale of investments	—	—	—	60	—	60
Purchase of investments	—	—	—	(11)	—	(11)
Net decrease in intercompany loans	—	—	1,105	—	(1,105)	—
Increase in investment in subsidiary	—	—	(2,124)	—	2,124	—
Other	—	—	—	6	—	6
Net cash used in investing activities	—	—	(1,019)	(1,488)	1,019	(1,488)
Cash Flows From Financing Activities:
Issuance of debt	—	—	(1)	15	—	14
Repayment of debt	—	—	—	(12)	—	(12)
Dividends paid	(578)	—	—	—	—	(578)
Repurchase of shares	(396)	—	—	—	—	(396)
Proceeds from exercise of share options	163	—	—	—	—	163
Payment of contingent consideration	—	—	—	(21)	—	(21)
Net intercompany loan borrowings (repayments)	636	2	—	(1,743)	1,105	—
Intercompany dividend paid	—	—	—	(526)	526	—
Capital contribution	—	—	—	2,124	(2,124)	—
Other	265	—	—	(232)	—	33
Net cash provided by (used in) financing activities	90	2	(1)	(395)	(493)	(797)
Effect of currency rate changes on cash	—	—	—	(28)	—	(28)
Net decrease in cash and cash equivalents	—	—	(104)	(197)	—	(301)
Cash and cash equivalents at beginning of year	—	—	479	1,389	—	1,868
Cash and cash equivalents at end of year	$—	$—	$375	$1,192	$—	$1,567

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended September 27, 2013
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(165)	$(13)	$435	$1,892	$(54)	$2,095
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(482)	—	(482)
Acquisitions, net of cash acquired	—	—	—	(248)	—	(248)
Acquisition of licenses and technology	—	—	—	(33)	—	(33)
Sale of investments	—	—	—	49	—	49
Purchase of investments	—	—	—	(16)	—	(16)
Net decrease in intercompany loans	—	—	2,083	—	(2,083)	—
Decrease (increase) in investment in subsidiary	3,014	—	(776)	—	(2,238)	—
Other	—	—	—	8	—	8
Net cash provided by (used in) investing activities	3,014	—	1,307	(722)	(4,321)	(722)
Cash Flows From Financing Activities:
Net repayment of commercial paper	—	—	(210)	—	—	(210)
Issuance of debt	—	—	743	886	—	1,629
Repayment of debt	—	—	(500)	(45)	—	(545)
Dividends paid	(487)	—	—	—	—	(487)
Repurchase of shares	(1,710)	—	—	—	—	(1,710)
Proceeds from exercise of share options	228	—	—	—	—	228
Transfer of cash and cash equivalents to Mallinckrodt	(154)	—	—	(66)	40	(180)
Payment of contingent consideration	—	—	—	(95)	—	(95)
Net intercompany loan (repayments) borrowings	(985)	13	—	(1,111)	2,083	—
Intercompany dividend paid	—	—	—	(14)	14	—
Capital contribution	—	—	—	776	(776)	—
Redemption of subsidiary shares	—	—	(1,700)	(1,314)	3,014	—
Other	259	—	—	(217)	—	42
Net cash (used in) provided by financing activities	(2,849)	13	(1,667)	(1,200)	4,375	(1,328)
Effect of currency rate changes on cash	—	—	—	(43)	—	(43)
Net increase (decrease) in cash and cash equivalents	—	—	75	(73)	—	2
Cash and cash equivalents at beginning of year	—	—	404	1,462	—	1,866
Cash and cash equivalents at end of year	$—	$—	$479	$1,389	$—	$1,868

COVIDIEN PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended September 28, 2012
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(103)	$(186)	$2,219	$2,250	$(1,755)	$2,425
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(526)	—	(526)
Acquisitions, net of cash acquired	—	—	—	(1,134)	—	(1,134)
Acquisition of licenses and technology	—	—	—	(52)	—	(52)
Sale of investments	—	—	—	31	—	31
Purchase of investments	—	—	—	(12)	—	(12)
Net increase in intercompany loans	—	—	(2,090)	—	2,090	—
Increase in investment in subsidiary	—	—	(721)	—	721	—
Other	—	—	—	15	—	15
Net cash used in investing activities	—	—	(2,811)	(1,678)	2,811	(1,678)
Cash Flows From Financing Activities:
Net issuance of commercial paper	—	—	95	—	—	95
Issuance of debt	—	—	1,240	—	—	1,240
Repayment of debt	—	—	(508)	(49)	—	(557)
Dividends paid	(434)	—	—	—	—	(434)
Repurchase of shares	(932)	—	—	—	—	(932)
Proceeds from exercise of share options	241	—	—	—	—	241
Payment of contingent consideration	—	—	—	(47)	—	(47)
Net intercompany loan borrowings	1,176	186	—	728	(2,090)	—
Intercompany dividend paid	—	—	—	(1,755)	1,755	—
Capital contribution	—	—	—	721	(721)	—
Other	52	—	—	(41)	—	11
Net cash provided by (used in) financing activities	103	186	827	(443)	(1,056)	(383)
Effect of currency rate changes on cash	—	—	—	(1)	—	(1)
Net increase in cash and cash equivalents	—	—	235	128	—	363
Cash and cash equivalents at beginning of year	—	—	169	1,334	—	1,503
Cash and cash equivalents at end of year	$—	$—	$404	$1,462	$—	$1,866

COVIDIEN PLC
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Income	Acquisitions, Divestitures and Other	Deductions	Balance at End of Year
(Dollars in Millions)
Fiscal 2014
Reserve for rebates	$417	$2,504	$(6)	$(2,459)	$456
Allowance for doubtful accounts	$38	$4	$(2)	$(5)	$35
Fiscal 2013
Reserve for rebates	$610	$2,363	$(207)	$(2,349)	$417
Allowance for doubtful accounts	$40	$5	$(2)	$(5)	$38
Fiscal 2012
Reserve for rebates	$617	$2,418	$2	$(2,427)	$610
Allowance for doubtful accounts	$39	$9	$(1)	$(7)	$40