Form 10-Q
period 2014-12-26
Covidien plc
filed 2015-01-23
CIK 1385187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 26, 2014
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
The number of ordinary shares outstanding as of January 21, 2015 was 454,507,245.

COVIDIEN PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Quarters Ended December 26, 2014 and December 27, 2013
(in millions, except per share data)

	Quarter Ended
	December 26, 2014	December 27, 2013
Net sales	$2,686	$2,639
Cost of goods sold	1,042	1,076
Gross profit	1,644	1,563
Selling, general and administrative expenses	865	850
Research and development expenses	133	125
Restructuring (credits) charges, net	(2)	57
Operating income	648	531
Interest expense	(48)	(53)
Interest income	3	2
Other (expense) income, net	(20)	33
Income before income taxes	583	513
Income tax expense	72	115
Net income	$511	$398
Net income per share:
Basic	$1.13	$0.88
Diluted	1.12	0.87
Weighted-average number of shares outstanding:
Basic	453	452
Diluted	458	456
Cash dividends declared per ordinary share	$0.36	$—

See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Quarters Ended December 26, 2014 and December 27, 2013
(in millions)

	Quarter Ended
	December 26, 2014	December 27, 2013
Net Income	$511	$398
Currency translation adjustments	(120)	(16)
Unrecognized (loss) gain on derivatives	(7)	2
Unrecognized gain on investments	5	—
Unrecognized gain on benefit plans	8	2
Other comprehensive loss, net of income taxes	(114)	(12)
Comprehensive income	$397	$386

See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
At December 26, 2014 and September 26, 2014
(in millions, except share data)

	December 26, 2014	September 26, 2014
Assets
Current Assets:
Cash and cash equivalents	$1,818	$1,567
Accounts receivable trade, less allowance for doubtful accounts of $34 and $35	1,451	1,532
Inventories	1,422	1,408
Prepaid expenses and other current assets (including $23 and $87 due from Mallinckrodt)	896	947
Total current assets	5,587	5,454
Property, plant and equipment, net	1,984	2,024
Goodwill	8,823	8,851
Intangible assets, net	3,209	3,282
Due from former parent and affiliate	272	280
Other assets	740	810
Total Assets	$20,615	$20,701

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$1,010	$1,009
Accounts payable	473	501
Accrued and other current liabilities (including $19 and $81 due to Mallinckrodt)	1,432	1,778
Total current liabilities	2,915	3,288
Long-term debt	4,051	4,035
Income taxes payable	974	987
Guaranteed contingent tax liabilities	555	555
Other liabilities	1,686	1,716
Total Liabilities	10,181	10,581
Commitments and contingencies (note 14)
Redeemable noncontrolling interest (note 15)	62	60
Shareholders’ Equity:
Preference shares, $0.20 par value, 125,000,000 authorized; none issued	—	—
Ordinary shares, $0.20 par value, 1,000,000,000 authorized; 456,276,132 and 453,975,935 issued	91	91
Ordinary shares held in treasury at cost; 2,290,723 and 2,027,594	(164)	(139)
Additional paid-in capital	7,945	7,842
Retained earnings	2,469	2,121
Accumulated other comprehensive income	31	145
Total Shareholders’ Equity	10,372	10,060
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$20,615	$20,701
See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
Quarter Ended December 26, 2014
(in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number	Par Value	Number	Amount
Balance at September 26, 2014	454	$91	(2)	$(139)	$7,842	$2,121	$145	$10,060
Net income	—	—	—	—	—	511	—	511
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(114)	(114)
Dividends declared	—	—	—	—	—	(163)	—	(163)
Repurchase of shares	—	—	—	(25)	—	—	—	(25)
Share options exercised	1	—	—	—	79	—	—	79
Vesting of restricted shares	1	—	—	—	—		—	—
Equity-based compensation	—	—	—	—	24	—	—	24
Balance at December 26, 2014	456	$91	(2)	$(164)	$7,945	$2,469	$31	$10,372

See Notes to Condensed Consolidated Financial Statements.

COVIDIEN PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Quarters Ended December 26, 2014 and December 27, 2013
(in millions)

	Quarter Ended
	December 26, 2014	December 27, 2013
Cash Flows From Operating Activities:
Net income	$511	$398
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	150	134
Impairment of intangible assets	—	28
Equity-based compensation	24	26
Deferred income taxes	24	26
Provision for losses on accounts receivable and inventory	14	13
Other non-cash items	(33)	(5)
Changes in assets and liabilities, net of the effects of acquisition:
Accounts receivable, net	15	(82)
Inventories	(56)	(21)
Accounts payable	(19)	(6)
Income taxes	(14)	(16)
Accrued and other liabilities	(287)	(238)
Other	122	(36)
Net cash provided by operating activities	451	221
Cash Flows From Investing Activities:
Capital expenditures	(60)	(61)
Acquisition, net of cash acquired	—	(24)
Other	(2)	(4)
Net cash used in investing activities	(62)	(89)
Cash Flows From Financing Activities:
Dividends paid	(163)	(145)
Repurchase of shares	(25)	(312)
Proceeds from exercise of share options	44	44
Other	35	4
Net cash used in financing activities	(109)	(409)
Effect of currency rate changes on cash	(29)	(10)
Net increase (decrease) in cash and cash equivalents	251	(287)
Cash and cash equivalents at beginning of period	1,567	1,868
Cash and cash equivalents at end of period	$1,818	$1,581
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
2. Medtronic Transaction
On January 6, 2015, shareholders of Covidien and Medtronic, Inc. approved the acquisition of Covidien by Medtronic in a cash-and-stock transaction. Each outstanding ordinary share of Covidien will be converted into the right to receive $35.19 in cash and 0.956 of an ordinary share of Medtronic plc (a newly formed Irish company). Cash will be paid in lieu of any fractional share amounts. The consummation of the transaction is subject to approval by the Irish High Court. The Irish High Court has set January 26, 2015 to hear the Company’s petition to sanction the scheme of arrangement under which Medtronic will acquire the Company. If the Irish High Court sanctions the scheme of arrangement at the January 26, 2015 hearing, the transaction is expected to close on or prior to January 29, 2015. In anticipation of the close of the transaction, on January 20, 2015, the Company canceled all of the ordinary shares that were held as treasury shares.
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
Management measures and evaluates the Company’s operating segments based on segment net sales and operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include net restructuring charges and related accelerated depreciation; transaction costs associated with the Company’s definitive agreement to be acquired by Medtronic; and impairments and other charges associated with certain product discontinuances. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Selected information by business segment is presented below:

	Quarter Ended
(Dollars in Millions)	December 26, 2014	December 27, 2013
Net sales(1) :
Medical Devices	$2,278	$2,251
U.S. Medical Supplies	408	388
Consolidated net sales	$2,686	$2,639
Segment operating income:
Medical Devices	$686	$650
U.S. Medical Supplies	60	39
Segment operating income	746	689
Unallocated amounts:
Corporate expenses	(82)	(90)
Restructuring credits (charges), net(2)	2	(59)
Transaction costs(3)	(18)	—
Renal denervation charges, net(4)	—	(9)
Interest expense, net	(45)	(51)
Other (expense) income, net	(20)	33
Income before income taxes	$583	$513

(1)	Amounts represent sales to external customers. Intersegment sales are insignificant.

(2)	Amounts include restructuring-related accelerated depreciation expense. Note 4 provides additional information regarding these amounts.

(3)	Represents costs incurred in connection with the Company’s pending acquisition by Medtronic, which is discussed in note 2.

(4)
Represents charges incurred in connection with the Company’s decision to exit its OneShotTM renal denervation program totaling $35 million, the majority of which relates to the write-off of completed technology, which is discussed in note 9. These charges were partially offset by income of $26 million resulting from the reversal of contingent consideration associated with the fiscal 2012 acquisition of Maya Medical, which is discussed in note 11.

Net sales by groups of products are as follows:

	Quarter Ended
(Dollars in Millions)	December 26, 2014	December 27, 2013
Advanced Surgical	$928	$853
General Surgical	385	408
Surgical Solutions	1,313	1,261

Peripheral Vascular	308	315
Neurovascular	120	110
Vascular Therapies	428	425

Patient Monitoring	251	250
Airway & Ventilation	166	182
Nursing Care	257	259
Patient Care	271	262
Respiratory and Patient Care	945	953
Total Covidien	$2,686	$2,639

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net sales by geographic area are as follows:

	Quarter Ended
(Dollars in Millions)	December 26, 2014	December 27, 2013
Net sales(1):
United States	$1,391	$1,307
Non-U.S. Developed Markets(2)	891	934
Emerging Markets	404	398
Total Covidien	$2,686	$2,639

(1)	Sales to external customers are based primarily on the location of the customer.

(2)	Non-U.S. Developed Markets includes Western Europe, Japan, Canada, Australia and New Zealand.
4. Restructuring (Credits) Charges, Net
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
In fiscal 2011, the Company launched a $275 million restructuring program designed to improve the Company’s cost structure. This program includes actions across the Company’s segments and corporate and excludes restructuring actions associated with acquisitions. In fiscal 2013, charges totaling approximately $50 million recorded under this program by the Company’s former Pharmaceuticals segment were reclassified to discontinued operations. Accordingly, aggregate charges of approximately $225 million are expected to relate to the Company’s continuing operations. These charges, which are recorded as the specific actions required to execute on these initiatives are identified and approved, are expected to be incurred by the end of fiscal 2015.
Net restructuring (credits) charges, including accelerated depreciation and actions associated with acquisitions, by segment were as follows:

	Quarter Ended
(Dollars in Millions)	December 26, 2014	December 27, 2013
Medical Devices	$(2)	$56
U.S. Medical Supplies	—	1
Corporate	—	2
Net restructuring (credits) charges, including accelerated depreciation	(2)	59
Less: accelerated depreciation	—	(2)
Restructuring (credits) charges, net	$(2)	$57

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net restructuring (credits) charges, including accelerated depreciation, consisted of the following:

	Quarter Ended
(Dollars in Millions)	December 26, 2014	December 27, 2013
Acquisition-related restructuring actions	$2	$3
2013 program	(3)	57
2011 and prior programs	(1)	(1)
Net restructuring (credits) charges, including accelerated depreciation	(2)	59
Less: non-cash charges, including accelerated depreciation	—	(2)
Amount expected to be settled in cash	$(2)	$57
The following table summarizes cash activity for restructuring reserves related to acquisitions for the quarter ended December 26, 2014:

(Dollars in Millions)	Employee Severance and Benefits	Other	Total
Balance at September 26, 2014	$9	$15	$24
Charges	—	2	2
Cash payments	(3)	(3)	(6)
Balance at December 26, 2014	$6	$14	$20
The following table summarizes cash activity for restructuring reserves related to the 2013 and 2011 and prior programs for the quarter ended December 26, 2014, substantially all of which relates to employee severance and benefits:

(Dollars in Millions)	2013 Program	2011 and Prior Programs	Total
Balance at September 26, 2014	$57	$38	$95
Charges	3	—	3
Changes in estimate	(5)	(2)	(7)
Cash payments	(7)	(4)	(11)
Currency translation	(2)	(1)	(3)
Balance at December 26, 2014	$46	$31	$77
Net restructuring and related charges, including associated asset impairments, incurred cumulative to date under the 2013 and 2011 programs as of December 26, 2014 were as follows:

(Dollars in Millions)	2013 Program	2011 Program
Medical Devices	$88	$158
U.S. Medical Supplies	23	14
Corporate	13	11
Total	$124	$183
Restructuring reserves were reported on the Company’s condensed consolidated balance sheets as follows:

(Dollars in Millions)	December 26, 2014	September 26, 2014
Accrued and other current liabilities	$67	$86
Other liabilities	30	33
Restructuring reserves	$97	$119

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Retirement Plans
The net periodic benefit cost for the Company’s defined benefit pension plans was as follows:

	Quarter Ended
(Dollars in Millions)	December 26, 2014	December 27, 2013
Service cost	$4	$4
Interest cost	5	5
Expected return on plan assets	(6)	(5)
Amortization of net actuarial loss	3	2
Net periodic benefit cost	$6	$6
The net periodic benefit cost for postretirement benefit plans for the quarters ended December 26, 2014 and December 27, 2013 was insignificant.
6. Other (Expense) Income, Net
Other (expense) income, net consisted of the following:

	Quarter Ended
(Dollars in Millions)	December 26, 2014	December 27, 2013
(Loss) income under Tyco tax sharing agreement (note 12)	$(11)	$32
Net foreign currency loss	(7)	—
(Loss) gain on investments, net	(2)	1
Other (expense) income, net	$(20)	$33
(Loss) income under Tyco tax sharing agreement represents a decrease or increase to the receivable from Tyco International plc and TE Connectivity Ltd. and primarily reflects 58% of the interest and other income taxes payable amounts released or recorded during each period that are subject to the Tyco tax sharing agreement. Income under the Tyco tax sharing agreement for the quarter ended December 27, 2013 also includes $25 million of income for Covidien’s portion of Tyco International’s settlement of contract claims under a 2002 tax agreement with CIT Group Inc., a former subsidiary of Tyco International.
During the first quarter of fiscal 2015, the Company began including net gains and losses on foreign exchange transactions and related gains and losses on associated hedge transactions in other (expense) income, net. These amounts had previously been included in costs of goods sold, to the extent they related to inventory transactions, or in selling, general and administrative expenses. The comparative prior period amounts, which are presented in note 10, have not been reclassified to other (expense) income, net as the amounts were insignificant.
7. Earnings per Share
The weighted-average ordinary shares used in the computations of basic and diluted earnings per share were as follows:

	Quarter Ended
(in Millions)	December 26, 2014	December 27, 2013
Basic shares	453	452
Effect of share options and restricted shares	5	4
Diluted shares	458	456
The computation of diluted earnings per share for the quarter ended December 26, 2014 excludes an insignificant amount of restricted share units because the performance criteria related to the units had not yet been met. The computation of diluted earnings per share for the quarter ended December 27, 2013 excludes approximately 4 million of options and restricted share

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

units because either the effect would have been anti-dilutive or the performance criteria related to the units had not yet been met.
8. Inventories
At the end of each period, inventories were comprised of the following:

(Dollars in Millions)	December 26, 2014	September 26, 2014
Purchased materials and manufactured parts	$335	$319
Work in process	178	170
Finished goods	909	919
Inventories	$1,422	$1,408
9. Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for the quarter ended December 26, 2014 were as follows:

(Dollars in Millions)	Medical Devices	U.S. Medical Supplies	Total
Goodwill at September 26, 2014	$8,488	$363	$8,851
Currency translation	(28)	—	(28)
Goodwill at December 26, 2014	$8,460	$363	$8,823
The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	December 26, 2014		September 26, 2014
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,432	$972	$2,427	$938
Customer relationships	1,435	305	1,437	285
Other	137	89	140	89
Total	$4,004	$1,366	$4,004	$1,312
Non-Amortizable:
Trademarks	$317		$319
In-process research and development	254		271
Total	$571		$590
In connection with management’s regular review of strategic programs and growth potential for the Company’s product portfolio, management decided to exit the Company’s OneShot™ renal denervation program. This decision was primarily driven by slower than expected development of the renal denervation market. As a result of this decision, during the first quarter of fiscal 2014, the Company recorded pre-tax intangible asset impairment charges of $28 million to write off the completed technology associated with this project. These charges were included in selling, general and administrative expenses.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible asset amortization expense was $65 million and $53 million for the quarters ended December 26, 2014 and December 27, 2013, respectively. Annual amortization expense associated with the intangible assets included on the Company’s balance sheet as of December 26, 2014 is expected to be as follows:

(Dollars in Millions)
Fiscal 2015	$260
Fiscal 2016	254
Fiscal 2017	251
Fiscal 2018	247
Fiscal 2019	242
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
During the third quarter of fiscal 2014, CIFSA entered into interest rate swaps on $500 million principal amount of its 3.20% senior notes due 2022 and $500 million principal amount of its 2.95% senior notes due 2023. Under these contracts, the Company receives fixed amounts of interest applicable to the underlying notes and pays a floating amount based upon the three-month U.S. dollar LIBOR, plus a margin. During the quarter ended December 26, 2014, the Company recognized an $18 million loss on the hedged fixed-rate debt attributable to changes in the market interest rates and an offsetting $18 million gain on the related interest rate swaps, both of which were included in interest expense. These swaps were terminated subsequent to the end of the quarter, resulting in a $48 million gain that will be amortized to interest expense over the remaining life of the related debt.
During fiscal 2011, CIFSA entered into and subsequently terminated interest rate swaps that converted its senior notes due in 2017 from fixed-rate debt to variable-rate debt. Since the interest rate swaps were designated as hedging instruments of outstanding debt, the $23 million gain is being amortized to interest expense over the remaining life of the related debt.
Cash Flow Hedges—During both fiscal 2013 and 2007, CIFSA entered into forward interest rate lock contracts to hedge the risk of variability in market interest rates prior to the issuance of fixed-rate senior notes. The rate locks were designated as cash flow hedges at inception and were terminated prior to the issuance of the notes in accordance with their terms. The rate locks were considered to be highly effective; accordingly, the gains and losses that resulted upon termination of the rate locks were recorded in accumulated other comprehensive income and are being amortized to interest expense over the terms of the notes. The amounts reclassified to earnings during the quarters ended December 26, 2014 and December 27, 2013 were insignificant, as is the amount expected to be reclassified to earnings during the next 12 months. At December 26, 2014 and September 26, 2014, the amount of loss that remained in accumulated other comprehensive income was $31 million and $32 million, respectively.

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Exchange Exposure
Derivatives not Designated as Hedging Instruments—The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company’s policy is to use various forward and option contracts to economically manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies, principally the euro, as well as approximately 20 other currencies. The Company generally manages its exposure for forecasted transactions for the upcoming 12 months. All forward and option contracts are recorded on the condensed consolidated balance sheet at fair value. At December 26, 2014, the Company had foreign currency exchange forward and option contracts outstanding with a notional amount of $1.384 billion. These contracts do not meet the necessary criteria to qualify for hedge accounting; accordingly, changes in fair value are recognized in earnings.

As discussed in note 6, during fiscal 2015, the Company began including the net gains and losses on foreign exchange transactions and the related net gains and losses on associated hedge transactions in other (expense) income, net. Net losses and gains from foreign currency transaction exposures and the impact of related derivatives not designated as hedging instruments were as follows:

	Quarter Ended
(Dollars in Millions)	December 26, 2014	December 27, 2013
Cost of goods sold:
Loss on foreign currency transaction exposures	$—	$(29)
Gain on foreign currency exchange contracts	—	6
Net foreign currency loss	$—	$(23)

Selling, general and administrative expenses:
Loss on foreign currency transaction exposures	$—	$(13)
Gain on foreign currency exchange contracts	—	18
Net foreign currency gain	$—	$5

Other (expense) income, net:
Loss on foreign currency transaction exposures	$(30)	$—
Gain on foreign currency exchange contracts	23	—
Net foreign currency loss	$(7)	$—

Total:
Loss on foreign currency transaction exposures	$(30)	$(42)
Gain on foreign currency exchange contracts	23	24
Net foreign currency loss	$(7)	$(18)

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Derivative Instruments
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheets:

		December 26, 2014		September 26, 2014
(Dollars in Millions)	Balance Sheet Location	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$28	$—	$10	$—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Prepaid expenses and other current assets	$98	$10	$66	$6
Foreign currency exchange contracts	Accrued and other current liabilities	3	18	2	10
Total derivatives not designated as hedging instruments		$101	$28	$68	$16
Total derivative instruments		$129	$28	$78	$16
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

	December 26, 2014		September 26, 2014
(Dollars in Millions)	Asset	Liability	Asset	Liability
Gross amounts recognized	$129	$28	$78	$16
Gross amounts offset in the consolidated balance sheets	(13)	(13)	(8)	(8)
Net amounts presented in the consolidated balance sheets	$116	$15	$70	$8
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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at December 26, 2014 and September 26, 2014:

		Basis of Fair Value Measurement
(Dollars in Millions)	December 26, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency exchange contracts	$101	$—	$101	$—
Interest rate swaps	28	—	28	—
Total assets at fair value	$129	$—	$129	$—
Liabilities:
Foreign currency exchange contracts	$28	$—	$28	$—
Deferred compensation liabilities	150	—	150	—
Contingent consideration liabilities	230	—	—	230
Total liabilities at fair value	$408	$—	$178	$230

		Basis of Fair Value Measurement
(Dollars in Millions)	September 26, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency exchange contracts	$68	$—	$68	$—
Interest rate swaps	10	—	10	—
Total assets at fair value	$78	$—	$78	$—
Liabilities:
Foreign currency exchange contracts	$16	$—	$16	$—
Deferred compensation liabilities	132	—	132	—
Contingent consideration liabilities	236	—	—	236
Total liabilities at fair value	$384	$—	$148	$236
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
Interest rate swaps—The fair value of interest rate swaps was measured using the present value of expected future cash flows using market-based observable inputs, including credit risk and interest rate yield curves. The Company does not believe that the fair value of these derivative instruments differs significantly from the amount that could be realized upon settlement or maturity, or that the changes in fair value will have a significant effect on its results of operations, financial condition or cash flows.
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
Contingent consideration liabilities—The fair value of contingent consideration liabilities was based on significant unobservable inputs, including management estimates and assumptions, and was measured based on the probability-weighted present value of the payments expected to be made. Accordingly, the fair value of contingent consideration has been classified

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

as level 3 within the fair value hierarchy. The recurring level 3 fair value measurements of contingent consideration liabilities include the following significant unobservable inputs:

(Dollars in Millions)	Fair Value at December 26, 2014	Valuation Technique	Unobservable Input	Range
			Discount rate	0% – 23%
Revenue-based payments	$83	Discounted cash flow	Probability of payment	75% – 100%
			Projected year of payment	2015 – 2024
			Discount rate	0.7% – 2.5%
Regulatory-based payments	$147	Discounted cash flow	Probability of payment	80% – 95%
			Projected year of payment	2015 – 2020
As of December 26, 2014, the maximum potential contingent consideration that the Company could be required to pay is $515 million. The fair value of contingent consideration associated with acquisitions was $230 million and $236 million at December 26, 2014 and September 26, 2014, respectively. As of December 26, 2014, $92 million was included in accrued and other current liabilities and $138 million was included in other liabilities on the condensed consolidated balance sheet.
Reconciliations of the change in the fair value of contingent consideration liabilities are included in the following table:

	Quarter Ended
(Dollars in Millions)	December 26, 2014	December 27, 2013
Balance at beginning of period	$236	$127
Acquisition date fair value of contingent consideration	—	11
Change in fair value included in selling, general and administrative expenses	—	(26)
Payments	(6)	—
Balance at end of period	$230	$112
During the first quarter of fiscal 2014, the Company determined that the post-market clinical trial associated with the radiofrequency energy-based renal denervation device (RF Device) to treat hypertension would not be successfully completed within the required timeframe. Accordingly, the Company reversed a $20 million contingent consideration liability associated with the achievement of this milestone. In addition, as a result of the Company’s decision to exit the renal denervation program, the Company reversed $6 million of contingent consideration liabilities that were primarily associated with the achievement of revenue targets for the RF Device. Accordingly, during the first quarter of fiscal 2014, the Company recorded income totaling $26 million related to a reduction in the fair value of contingent consideration liabilities associated with the fiscal 2012 acquisition of Maya Medical.
Financial Instruments Not Measured at Fair Value
The fair value of cash and cash equivalents approximate carrying value since cash equivalents consist of liquid investments with a maturity of three months or less (level 1). The fair value of long-term debt, including both current and non-current maturities, is based upon quoted prices in active markets for similar instruments (level 2) and was approximately $5.482 billion and $5.490 billion at December 26, 2014 and September 26, 2014, respectively. It is not practicable to estimate the fair value of the Company’s guaranteed contingent tax liabilities and the related amount due from former parent and affiliate.
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
The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain and Italy at December 26, 2014 were $262 million, of which $15 million were over 365 days past due. At September 26, 2014, accounts receivable, net in Spain and Italy were $256 million, of which $16 million were over 365 days past due.
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
At December 26, 2014, the Company is the primary obligor to the taxing authorities for $1.007 billion of tax liabilities that are recorded on the condensed consolidated balance sheet, of which $646 million relates to periods prior to the 2007 separation and is shared with Tyco International and TE Connectivity pursuant to the Tyco tax sharing agreement.
Income Tax Receivables—The Company has current and non-current receivables from Tyco International and TE Connectivity totaling $286 million and $296 million at December 26, 2014 and September 26, 2014, respectively. These receivables primarily reflect 58% of the contingent tax liabilities that are subject to the Tyco tax sharing agreement and are classified as due from former parent and affiliate on the condensed consolidated balance sheets. As discussed in note 6, adjustments to these receivables are recorded in other income, net.
Guaranteed Contingent Tax Liabilities—The Company has current and non-current liabilities for guarantee commitments and indemnifications with Tyco International and TE Connectivity related to certain contingent tax liabilities. These liabilities totaled $577 million at both December 26, 2014 and September 26, 2014. The non-current portion of these liabilities are classified as guaranteed contingent tax liabilities on the condensed consolidated balance sheets, while the current portion is included in accrued and other current liabilities.
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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As of December 26, 2014, the Company had various outstanding letters of credit and guarantee and surety bonds totaling $207 million, none of which were individually significant.
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
Legal Proceedings
The Company records a liability when a loss is considered probable and the amount can be reasonably estimated. When the reasonable estimate of a probable loss is a range and a best estimate cannot be made, the minimum amount of the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 26, 2014 and September 26, 2014, the Company had accruals for products liability and other legal matters totaling $323 million and $321 million, respectively, substantially all of which were included in other liabilities on the condensed consolidated balance sheets. These accruals include reserves for certain of the matters discussed below. In addition, as of December 26, 2014 and September 26, 2014, the Company had related insurance receivables of $28 million and $29 million, respectively.
Products Liability Litigation—The Company currently is involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of the Company have supplied pelvic mesh products to one of the manufacturers named in the litigation and the Company is indemnifying that manufacturer on certain claims. In addition, the Company believes that this manufacturer has an obligation to indemnify the Company with respect to the promotion of the pelvic mesh products. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the United States. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. As of December 26, 2014, there were approximately 7,500 cases pending believed to involve products manufactured by Company subsidiaries. Based on current information, the Company believes that it has adequate amounts recorded relating to these matters. While the Company believes that the final disposition of all known claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims.
Patent Litigation—On March 28, 2013, the federal court ruled in favor of Covidien in a patent infringement suit against Ethicon Endo-Surgery, Inc. (Ethicon), a Johnson & Johnson company, relating to Ethicon’s Harmonic® line of ultrasonic surgical products. The federal court awarded Covidien $177 million in damages upon ruling that several of Covidien’s patents were valid, enforceable and infringed by Ethicon. Ethicon appealed the decision; accordingly, the Company did not record any income related to this case. In addition, on June 24, 2014, Covidien filed a lawsuit in the U.S. District Court for the District of Connecticut against Ethicon alleging that Ethicon’s ultrasonic surgical product, the Harmonic ACE®+7, infringes three of the Company’s patents. Covidien asked the court to enjoin Ethicon from continuing to make and sell the Harmonic ACE®+7 device and to grant damages for the patent infringement. On October 17, 2014, the district court granted a preliminary injunction against Ethicon, which prevents Ethicon from making and selling the Harmonic ACE®+7 device. Ethicon obtained a temporary stay and appealed this preliminary injunction ruling. On December 4, 2014, the U.S. Court of Appeals for the Federal Circuit reversed the $177 million judgment against Ethicon and ruled that the infringed patent claims were invalid. This ruling may

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

adversely affect Covidien’s ability to proceed further with the patent infringement lawsuit regarding Ethicon’s Harmonic ACE®+7 device because the suit involves the same patents that were the subject of this ruling.
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
On May 1, 2013, the jury returned a verdict finding that ev3 breached the merger agreement and awarded $175 million in damages plus interest to the plaintiffs. Since the jury did not find fraud, the jury did not have the option of awarding punitive damages. The Company estimates that its possible range of loss is $0 to $295 million, which includes approximately $120 million of potential post judgment interest, assuming a trial takes place within the next year. On August 29, 2013, the court denied the Company’s motions for judgment as a matter of law and for a new trial. The Company appealed the verdict to the Delaware Supreme Court; oral argument for the appeal was held before a panel of judges on March 12, 2014. The Delaware Supreme Court subsequently ordered a rehearing before the full court, which was held on September 10, 2014. On September 30, 2014, the Delaware Supreme Court reversed the jury's verdict and remanded the case for a new trial. No liability has been recorded with respect to any damage award.
The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations, financial condition or cash flows.
Environmental Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. These projects relate to a variety of activities, including removal of solvents, metals and other hazardous substances from soil and groundwater. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 26, 2014, the Company concluded that it was probable that it would incur investigation and remedial costs of $179 million, of which $24 million was included in accrued and other current liabilities and $155 million was included in other liabilities on the condensed consolidated balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial condition or cash flows.
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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Tyco International’s income tax returns for the years 2001 through 2003 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans that originated during 1997 through 2000. During the first quarter of fiscal 2015, the Company reached an effective settlement with the IRS on all tax matters within the 2004 tax year that remained outstanding following the effective settlement of certain matters during fiscal 2014.
15. Redeemable Noncontrolling Interest
In January 2014, the Company acquired 65% of the outstanding shares of Changzhou Kangdi Medical Stapler Co., Ltd. (Kangdi). Covidien has the option to purchase the remaining shares of Kangdi, and the noncontrolling shareholders have the option to sell their shares to Covidien, in fiscal 2019, or earlier if certain revenue targets are achieved. The price Covidien would have to pay to purchase the remaining shares is between $60 million and $96 million, the final determination of which will be based on the achievement of certain revenue targets. Since the noncontrolling interest shareholders can require Covidien to purchase their shares, their 35% equity interest has been classified as a redeemable noncontrolling interest.
Redeemable noncontrolling interest is considered to be temporary equity and is therefore reported between liabilities and equity on the condensed consolidated balance sheet. Since the noncontrolling interest becomes redeemable in fiscal 2019, or earlier under certain circumstances, the Company records the redeemable noncontrolling interest at the greater of: (a) the initial carrying amount increased or decreased for the noncontrolling interest’s share of Kangdi’s net income or loss; or (b) its estimated redemption value at the end of each reporting period. The Company records changes in the estimated redemption value of the noncontrolling interest through net income. For the quarter ended December 26, 2014, net loss attributable to the redeemable noncontrolling interest and the adjustments to the estimated redemption value were included in other income, net in the condensed consolidated statement of income, as the amount was insignificant. As of December 26, 2014, the estimated redemption value of the noncontrolling interest approximated the carrying value.
16. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income for the quarter ended December 26, 2014 were as follows:

(Dollars in Millions)	Currency Translation	Unrecognized (Loss) Gain on Benefit Plans		Unrecognized Loss on Derivatives		Unrecognized Gain on Investment	Accumulated Other Comprehensive Income (Loss)
Balance at September 26, 2014	$301	$(124)		$(32)		$—	$145
Change before reclassifications to earnings(1)	(120)	6		(7)	(2)	5	(116)
Amounts reclassified to earnings(1)	—	2	(3)	—		—	2
Other comprehensive (loss) income	(120)	8		(7)		5	(114)
Balance at December 26, 2014	$181	$(116)		$(39)		$5	$31

(1)	Presented net of income taxes, the amounts of which are insignificant.

(2)	Relates to commodity hedges.

(3)	Includes amortization of net actuarial losses included in net periodic benefit cost, the components of which are presented in note 5.

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

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended December 26, 2014
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$2,686	$—	$2,686
Cost of goods sold	—	—	—	1,042	—	1,042
Gross profit	—	—	—	1,644	—	1,644
Selling, general and administrative expenses	27	—	1	837	—	865
Research and development expenses	—	—	—	133	—	133
Restructuring credits, net	—	—	—	(2)	—	(2)
Operating (loss) income	(27)	—	(1)	676	—	648
Interest expense	—	—	(48)	—	—	(48)
Interest income	—	—	—	3	—	3
Other expense, net	—	—	—	(20)	—	(20)
Equity in net income of subsidiaries	459	459	359	—	(1,277)	—
Intercompany interest and fees	77	—	149	(226)	—	—
Income before income taxes	509	459	459	433	(1,277)	583
Income tax (benefit) expense	(2)	—	—	74	—	72
Net income	511	459	459	359	(1,277)	511
Other comprehensive loss, net of income taxes	(114)	(114)	(114)	(115)	343	(114)
Total comprehensive income	$397	$345	$345	$244	$(934)	$397

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

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 CONDENSED CONSOLIDATING BALANCE SHEET
At December 26, 2014
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$467	$1,351	$—	$1,818
Accounts receivable trade, net	—	—	—	1,451	—	1,451
Inventories	—	—	—	1,422	—	1,422
Intercompany receivable	19	60	7	23	(109)	—
Prepaid expenses and other current assets	6	—	1	889	—	896
Total current assets	25	60	475	5,136	(109)	5,587
Property, plant and equipment, net	1	—	—	1,983	—	1,984
Goodwill	—	—	—	8,823	—	8,823
Intangible assets, net	—	—	—	3,209	—	3,209
Due from former parent and affiliate	—	—	—	272	—	272
Investment in subsidiaries	9,171	9,019	14,561	—	(32,751)	—
Intercompany loans receivable	1,397	94	7,343	6,951	(15,785)	—
Other assets	—	—	51	689	—	740
Total Assets	$10,594	$9,173	$22,430	$27,063	$(48,645)	$20,615
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$1,004	$6	$—	$1,010
Accounts payable	29	—	—	444	—	473
Intercompany payable	23	—	—	86	(109)	—
Accrued and other current liabilities	169	—	30	1,233	—	1,432
Total current liabilities	221	—	1,034	1,769	(109)	2,915
Long-term debt	—	—	4,029	22	—	4,051
Income taxes payable	—	—	—	974	—	974
Guaranteed contingent tax liabilities	—	—	—	555	—	555
Intercompany loans payable	—	2	8,348	7,435	(15,785)	—
Other liabilities	1	—	—	1,685	—	1,686
Total Liabilities	222	2	13,411	12,440	(15,894)	10,181
Redeemable noncontrolling interest	—	—	—	62	—	62
Shareholders’ Equity	10,372	9,171	9,019	14,561	(32,751)	10,372
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$10,594	$9,173	$22,430	$27,063	$(48,645)	$20,615

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
At September 26, 2014
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$375	$1,192	$—	$1,567
Accounts receivable trade, net	—	—	—	1,532	—	1,532
Inventories	—	—	—	1,408	—	1,408
Intercompany receivable	19	61	—	36	(116)	—
Prepaid expenses and other current assets	4	—	9	934	—	947
Total current assets	23	61	384	5,102	(116)	5,454
Property, plant and equipment, net	1	—	—	2,023	—	2,024
Goodwill	—	—	—	8,851	—	8,851
Intangible assets, net	—	—	—	3,282	—	3,282
Due from former parent and affiliate	—	—	—	280	—	280
Investment in subsidiaries	8,791	8,638	14,281	—	(31,710)	—
Intercompany loans receivable	1,452	94	7,343	6,852	(15,741)	—
Other assets	—	—	34	776	—	810
Total Assets	$10,267	$8,793	$22,042	$27,166	$(47,567)	$20,701
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$1,004	$5	$—	$1,009
Accounts payable	2	—	—	499	—	501
Intercompany payable	36	—	—	80	(116)	—
Accrued and other current liabilities	169	—	84	1,525	—	1,778
Total current liabilities	207	—	1,088	2,109	(116)	3,288
Long-term debt	—	—	4,012	23	—	4,035
Income taxes payable	—	—	—	987	—	987
Guaranteed contingent tax liabilities	—	—	—	555	—	555
Intercompany loans payable	—	2	8,304	7,435	(15,741)	—
Other liabilities	—	—	—	1,716	—	1,716
Total Liabilities	207	2	13,404	12,825	(15,857)	10,581
Redeemable noncontrolling interest	—	—	—	60	—	60
Shareholders’ Equity	10,060	8,791	8,638	14,281	(31,710)	10,060
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$10,267	$8,793	$22,042	$27,166	$(47,567)	$20,701

COVIDIEN PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Quarter Ended December 26, 2014
(dollars in millions)

	Covidien plc	Covidien Ltd.	CIFSA	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(39)	$—	$49	$441	$—	$451
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(60)	—	(60)
Net decrease in intercompany loans	—	—	43	—	(43)	—
Other	—	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	—	—	43	(62)	(43)	(62)
Cash Flows From Financing Activities:
Dividends paid	(163)	—	—	—	—	(163)
Repurchase of shares	(25)	—	—	—	—	(25)
Proceeds from exercise of share options	44	—	—	—	—	44
Net intercompany loan borrowings (repayments)	55	—	—	(98)	43	—
Other	128	—	—	(93)	—	35
Net cash provided by (used in) financing activities	39	—	—	(191)	43	(109)
Effect of currency rate changes on cash	—	—	—	(29)	—	(29)
Net increase in cash and cash equivalents	—	—	92	159	—	251
Cash and cash equivalents at beginning of period	—	—	375	1,192	—	1,567
Cash and cash equivalents at end of period	$—	$—	$467	$1,351	$—	$1,818

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in both our Annual Report on Form 10-K for the fiscal year ended September 26, 2014 and in this Quarterly Report.
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
Recent Development
On January 6, 2015, shareholders of Covidien and Medtronic, Inc. approved the acquisition of Covidien by Medtronic in a cash-and-stock transaction. Under the agreement, each outstanding ordinary share of Covidien will be converted into the right to receive $35.19 in cash and 0.956 of an ordinary share of Medtronic plc (a newly formed Irish company). Cash will be paid in lieu of any fractional share amounts. The consummation of the transaction is subject to approval by the Irish High Court. The Irish High Court has set January 26, 2015 to hear our petition to sanction the scheme of arrangement under which Medtronic will acquire Covidien. If the Irish High Court sanctions the scheme of arrangement at the January 26, 2015 hearing, the transaction is expected to close on or prior to January 29, 2015. In anticipation of the close of the transaction, on January 20, 2015, Covidien canceled all of the ordinary shares that were held as treasury shares.
Restructuring Initiatives
In fiscal 2013, we launched a restructuring program designed to improve our cost structure. This program includes actions across our segments and corporate. Such actions include, among other things, reducing corporate expenses, expanding the use of shared services in low-cost locations, outsourcing services where appropriate, streamlining our organizational structure, consolidating manufacturing locations, consolidating and optimizing distribution centers and expanding low-cost country sourcing. We expect to incur aggregate charges between $350 million and $450 million associated with these actions, of which approximately $100 million is estimated to be non-cash charges associated with facility closures. The remaining amount is expected to relate primarily to severance and termination costs, which we plan to fund using cash generated from operations. These charges, which are recorded as the specific actions required to execute on these initiatives are identified and approved, are expected to be incurred through fiscal 2018. Management is targeting savings from this program of $250 million to $300 million on an annualized basis once the program is completed. As of December 26, 2014, we had incurred $124 million of net restructuring and related charges under this program since its inception. This program excludes restructuring actions associated with acquisitions.
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
During the first quarter of fiscal 2014, we recorded net restructuring and related charges associated with all restructuring programs and acquisitions of $59 million. Restructuring activity during the first quarter of fiscal 2015 was insignificant.

Additional information regarding restructuring and related charges is provided in “Results of Operations—Restructuring (credits) charges, net” and in note 4 to our condensed consolidated financial statements.

Exit of Renal Denervation Program
In connection with management’s regular review of strategic programs and growth potential for our product portfolio, management decided to exit our OneShot™ renal denervation program. This decision was primarily driven by slower than expected development of the renal denervation market. The following table summarizes the financial impact the decision to exit our renal denervation program had on our results of operations for the first quarter of fiscal 2014:

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
Results of Operations
Quarters Ended December 26, 2014 and December 27, 2013
Net sales
Net sales by reportable segment were as follows:

	Quarter Ended
(Dollars in Millions)	December 26, 2014	December 27, 2013	Percent Change	Currency Impact	Operational Growth(1)
Medical Devices	$2,278	$2,251	1%	(5)%	6%
U.S. Medical Supplies	408	388	5	—	5
Total Covidien	$2,686	$2,639	2	(4)	6

(1)
Operational growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.”

Net sales in the first quarter of fiscal 2015 increased $47 million, or 2%, to $2.686 billion, compared with $2.639 billion in the first quarter of fiscal 2014. The increase in net sales was driven by increased sales volume and a more favorable product mix, as well as the impact of prior year acquisitions, particularly the acquisition of Given Imaging. These increases in net sales were partially offset by the impact of unfavorable currency exchange fluctuations of $114 million. The primary currency exchange rate movements that negatively impacted our consolidated net sales growth during the first quarter of fiscal 2015 were the U.S. dollar compared to the euro and the Japanese yen.

The increase in net sales of our Medical Devices segment was driven by the impact of the Given Imaging acquisition, which was acquired during the second quarter of fiscal 2014, and sales growth of stapling and vessel sealing products. The increase in net sales of our U.S. Medical Supplies segment primarily resulted from increases in sales of SharpSafetyTM, medical surgical and enteral feeding products. These increases were partially offset by a decline in sales of incontinence products.
Net sales by major product line were as follows:

	Quarter Ended
(Dollars in Millions)	December 26, 2014	December 27, 2013	Percent Change	Currency Impact	Operational Growth(1)
Advanced Surgical	$928	$853	9%	(5)%	14%
General Surgical	385	408	(6)	(5)	(1)
Surgical Solutions	1,313	1,261	4	(5)	9

Peripheral Vascular	308	315	(2)	(3)	1
Neurovascular	120	110	9	(4)	13
Vascular Therapies	428	425	1	(3)	4

Patient Monitoring	251	250	—	(4)	4
Airway & Ventilation	166	182	(9)	(6)	(3)
Nursing Care	257	259	(1)	(3)	2
Patient Care	271	262	3	(3)	6
Respiratory and Patient Care	945	953	(1)	(3)	2
Total Covidien	$2,686	$2,639	2	(4)	6

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
Surgical Solutions net sales increased $52 million, or 4%, to $1.313 billion in the first quarter of fiscal 2015, compared with $1.261 billion in the first quarter of fiscal 2014. Unfavorable currency exchange decreased net sales by $68 million. Excluding the impact of currency exchange, Surgical Solutions sales growth primarily resulted from the acquisition of Given Imaging in February 2014, which contributed $48 million of net sales in the first quarter of fiscal 2015. The remaining net increase in sales was primarily attributable to sales growth of stapling products, namely our Tri-Staple™ reloads outside the United States, and vessel sealing products, largely driven by prior year product launches, including LigaSure Impact™ and LigaSure™ Blunt Tip.
Within General Surgical, the decrease in sales primarily resulted from the divestiture of our biosurgery sealant product line in January 2014 and, to a lesser extent, lower sales of surgical instruments. These decreases were partially offset by the impact of the New Wave acquisition and increased sales of electrosurgery products.
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
Vascular Therapies net sales in the first quarter of fiscal 2015 were level with the comparable prior year period. Unfavorable currency exchange fluctuations decreased net sales by $15 million. Excluding the impact of currency exchange, the increase in net sales was primarily driven by sales growth in Neurovascular products across all product lines, namely access and delivery and flow diversion products. Peripheral Vascular products sales were even with the prior year, as increased sales of chronic venous insufficiency products were offset by decreased sales of compression products.

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

Respiratory and Patient Care net sales decreased $8 million to $945 million in the first quarter of fiscal 2015, compared with $953 million in the first quarter of fiscal 2014. Unfavorable currency exchange fluctuations decreased net sales by $31 million. Excluding the impact of currency exchange, the increase in sales was attributable to sales growth in Patient Care and Patient Monitoring, partially offset by decreased sales of Airway & Ventilation. Sales growth in Patient Care was primarily attributable to increased sales of medical surgical and SharpSafetyTM products, while Patient Monitoring sales growth mainly resulted from increased sales of capnography products and pulse oximetry sensors. The decline in sales of Airway & Ventilation was largely due to decreased sales of acute care ventilators and airway products.
Net sales by geographic area, based primarily on the location of the customer, were as follows:

	Quarter Ended
(Dollars in Millions)	December 26, 2014	December 27, 2013	Percent Change	Currency Impact	Operational Growth(1)
United States	$533	$479	11%	—%	11%
Non-U.S. Developed Markets(2)	527	539	(2)	(9)	7
Emerging Markets(3)	253	243	4	(8)	12
Surgical Solutions	1,313	1,261	4	(5)	9
United States	246	237	4	—	4
Non-U.S. Developed Markets(2)	122	130	(6)	(9)	3
Emerging Markets(3)	60	58	3	(5)	8
Vascular Therapies	428	425	1	(3)	4
United States	612	591	4	—	4
Non-U.S. Developed Markets(2)	242	265	(9)	(9)	—
Emerging Markets(3)	91	97	(6)	(8)	2
Respiratory and Patient Care	945	953	(1)	(3)	2
United States	1,391	1,307	6	—	6
Non-U.S. Developed Markets(2)	891	934	(5)	(9)	4
Emerging Markets(3)	404	398	2	(7)	9
Total Covidien	$2,686	$2,639	2	(4)	6

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

United States—Net sales in the United States increased $84 million, or 6%, during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014. This increase was primarily driven by Surgical Solutions and, to a lesser extent, Respiratory and Patient Care. The increase in sales within Surgical Solutions primarily resulted from the acquisition of Given Imaging in February 2014 and increased sales of stapling products, partially offset by the impact of the divestiture of our biosurgery sealant product line. Sales growth in Respiratory and Patient Care was mainly due to increased sales of

SharpSafetyTM, medical surgical products and enteral feeding products. Higher capnography products and ventilator sales also contributed to the sales growth for Respiratory and Patient Care. These increases in net sales for Respiratory and Patient Care were partially offset by a decrease in sales of incontinence and airway products.
Non-U.S. Developed Markets—Net sales in Non-U.S. Developed Markets decreased $43 million, or 5%, during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014. Unfavorable currency exchange fluctuations decreased net sales by $83 million. Excluding the impact of currency exchange, the increase in sales was primarily driven by Surgical Solutions, resulting largely from increased sales of stapling products, most notably in Western Europe. In addition, the acquisition of Given Imaging in February 2014 also contributed to the Surgical Solutions sales growth.
Emerging Markets—Net sales in Emerging Markets increased $6 million, or 2%, during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014. Unfavorable currency exchange fluctuations decreased net sales by $31 million. Excluding the impact of currency exchange, the increase in sales was primarily driven by Surgical Solutions, largely as a result of increased sales of stapling products in Asia. This increase was partially offset by a decline in sales of Respiratory and Patient Care, primarily as a result of decreased sales of ventilators in Asia and Latin America.
Operating Expenses
A summary of certain operating expenses were as follows:

	Quarter Ended
	December 26, 2014		December 27, 2013
(Dollars in Millions)	$ Amount	% of Net Sales	$ Amount	% of Net Sales
Cost of goods sold	$1,042	38.8%	$1,076	40.8%
Selling, general and administrative expenses	865	32.2	850	32.2
Research and development expenses	133	5.0	125	4.7
Cost of goods sold—Cost of goods sold was 38.8% in the first quarter of fiscal 2015, compared with 40.8% of net sales in the first quarter of fiscal 2014. The decrease in cost of goods sold as a percent of net sales primarily resulted from manufacturing cost reductions, increased sales volume and a more favorable product mix, partially offset by pricing pressure.
Selling, general and administrative expenses—Selling, general and administrative expenses in the first quarter of fiscal 2015 increased $15 million, or 1.8%, to $865 million, compared with $850 million in the first quarter of fiscal 2014. This increase was primarily driven by increased expenses resulting from acquisitions completed in the previous fiscal year and transaction costs incurred in connection with our pending acquisition by Medtronic, partially offset by the impact of cost savings initiatives. As a percentage of our net sales, selling, general and administrative expenses were 32.2% in the first quarter of both fiscal 2015 and fiscal 2014.
Research and development expenses—Research and development expenses increased $8 million, or 6.4%, to $133 million in the first quarter of fiscal 2015, compared with $125 million in the first quarter of fiscal 2014. This increase was primarily due to spending resulting from our fiscal 2014 acquisitions, particularly Given Imaging. As a percentage of our net sales, research and development expenses were 5.0% in the first quarter of fiscal 2015, compared with 4.7% in the first quarter of fiscal 2014.
Restructuring (credits) charges, net—During the first quarter of fiscal 2015, we recorded a net restructuring credit of $2 million, compared with net restructuring and related charges of $59 million during the first quarter of fiscal 2014. No restructuring actions were initiated during the current quarter due to the anticipated acquisition of Covidien by Medtronic. The $59 million included $2 million of charges included in cost of goods sold related to accelerated depreciation. The remaining $57 million primarily related to severance and employee benefit costs incurred under our 2013 program associated with reorganizing our European operations.
Segment Operating Income
Refer to note 3 to our condensed consolidated financial statements for a summary of financial results by segment. The following is a summary of significant factors impacting segment financial results.
Medical Devices—Operating income for the first quarter of fiscal 2015 increased $36 million to $686 million, compared with $650 million in the first quarter of fiscal 2014. Operating margin was 30.1% for the first quarter of fiscal 2015, compared with 28.9% for the first quarter of fiscal 2014. The increases in operating income and margin were primarily due to the gross profit resulting from increased sales discussed under “Net Sales,” decreased manufacturing costs and the impact of cost savings initiatives. These increases to operating income were partially offset by pricing pressure and the impact of fiscal 2014 acquisitions.
U.S. Medical Supplies—Operating income for the first quarter of fiscal 2015 increased $21 million to $60 million, compared with $39 million in the first quarter of fiscal 2014. Operating margin was 14.7% for the first quarter of fiscal 2015, compared with 10.1% for the first quarter of fiscal 2014. The increases in operating income and margin primarily resulted from the favorable sales performance for the segment discussed under “Net Sales” and decreased manufacturing costs, partially offset by pricing pressure.
Corporate—Corporate expenses decreased $8 million to $82 million in the first quarter of fiscal 2015, compared with $90 million in the first quarter of fiscal 2014. This decrease primarily resulted from lower expenses associated with employee benefits and compensation programs.
Non-Operating Items
Interest Expense and Interest Income—Interest expense decreased $5 million to $48 million in the first quarter of fiscal 2015, compared with $53 million in the first quarter of fiscal 2014. This decrease resulted from the impact of interest rate swaps entered into during the third quarter of fiscal 2014. These swaps were terminated subsequent to the end of the quarter, resulting in a $48 million gain that will be amortized to interest expense over the remaining life of the related debt. Interest income was $3 million and $2 million for the first quarter of fiscal 2015 and 2014, respectively.
Other (Expense) Income, Net—During the first quarter of fiscal 2015, we recorded other expense, net of $20 million, which includes a loss under the Tyco tax sharing agreement of $11 million that primarily reflects 58% of the interest and other income taxes payable amounts released during the quarter that are subject to the tax sharing agreement with Tyco International plc and TE Connectivity Ltd. In addition, during the first quarter of fiscal 2015, we began including net gains and losses on foreign exchange transactions and related gains and losses on associated hedge transactions in other (expense) income, net. These amounts had previously been included in costs of goods sold, to the extent they related to inventory transactions, or in selling, general and administrative expenses. During the first quarter of fiscal 2015, the net foreign currency loss recorded in other (expense) income, net was $7 million. The comparative prior period amounts, which are presented in note 10 to our condensed consolidated financial statements, have not been reclassified to other (expense) income, net as the amounts were insignificant. The remaining $2 million of other expense represents a loss on investments.
During the first quarter of fiscal 2014, we recorded other income, net of $33 million, consisting primarily of a $32 million increase to our receivable from Tyco International and TE Connectivity. This amount included $25 million of income for our portion of Tyco International’s settlement of contract claims under a 2002 tax agreement with CIT Group Inc., a former subsidiary of Tyco International. The remaining $7 million reflects 58% of the interest and other income taxes payable amounts recorded that are subject to the Tyco tax sharing agreement.
Income Tax Expense—Income tax expense was $72 million and $115 million on income before income taxes of $583 million and $513 million for the first quarter of fiscal 2015 and 2014, respectively. This resulted in effective tax rates of 12.3% and 22.4% for the first quarter of fiscal 2015 and 2014, respectively. The decrease in our effective tax rate primarily resulted from the effective settlement of certain tax matters within the 2004 U.S. audit and the retroactive re-enactment of the U.S. research and development credit, both of which occurred during the current period. Tax charges recorded in the prior period in connection with the exit of our OneShotTM renal denervation program and the anticipated settlement of certain tax matters within the 2005 through 2009 audit cycles also contributed to the decrease in our effective tax rate.
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
A summary of our cash flows from operating, investing and financing activities is provided in the following table:

	Quarter Ended
(Dollars in Millions)	December 26, 2014	December 27, 2013
Net cash provided by (used in):
Operating activities	$451	$221
Investing activities	(62)	(89)
Financing activities	(109)	(409)
Effect of currency exchange rate changes on cash and cash equivalents	(29)	(10)
Net increase (decrease) in cash and cash equivalents	$251	$(287)
Operating Activities
Net cash provided by operating activities of $451 million for the first quarter of fiscal 2015 was primarily attributable to net income, as adjusted for depreciation and amortization, partially offset by a working capital outflow of $239 million, primarily resulting from a decrease in accrued and other liabilities of $287 million and an increase in inventories of $56 million. The decrease in accrued and other liabilities was largely driven by the annual payout of cash bonuses for performance in the prior fiscal year, a decrease in the amount due to Mallinckrodt and the semi-annual payment of interest on our public debt. These cash outflows were partially offset by a $64 million decrease in the amount due from Mallinckrodt. The decreases in the amounts due to/from Mallinckrodt resulted from the termination of certain transition services agreements that were in place following the separation of Mallinckrodt plc from Covidien in June 2013.
Net cash provided by operating activities of $221 million for the first quarter of fiscal 2014 was primarily attributable to net income, as adjusted for depreciation and amortization, partially offset by a working capital outflow of $399 million, primarily resulting from a decrease in accrued and other liabilities of $238 million and an increase in accounts receivable of $82 million. The decrease in accrued and other liabilities was largely driven by the annual payout of cash bonuses for performance in the prior fiscal year and the semi-annual payment of interest on our public debt. The increase in accounts receivable primarily resulted from increased sales volume.
Investing Activities
Net cash used in investing activities was $62 million and $89 million for the first quarter of fiscal 2015 and 2014, respectively. The decrease in cash used in investing activities resulted primarily from $24 million of spending on an acquisition in the prior year quarter. For the full year fiscal 2015, we expect capital expenditures to be in the range of $350 million to $400 million, which we expect to fund using cash generated from operations.
Financing Activities
Net cash used in financing activities was $109 million and $409 million for the first quarter of fiscal 2015 and 2014, respectively.
Dividend Payments—Dividend payments were $163 million and $145 million during the first quarter of fiscal 2015 and 2014, respectively.
Share Repurchases—Due to restrictions in the Medtronic transaction agreement entered into in June 2014 and under the Irish Takeover Rules, we did not make any purchases under our $3.0 billion share repurchase program during the first quarter of fiscal 2015. We repurchased approximately 4.5 million shares for $298 million during the first quarter of fiscal 2014 under our share buyback program. We also repurchased shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and to settle certain option exercises. We spent $25 million and

$14 million to acquire shares in connection with these equity-based awards during the first quarter of fiscal 2015 and 2014, respectively.
Option Exercises—Proceeds from option exercises were $44 million for both the first quarter of fiscal 2015 and 2014.
Free Cash Flow
We returned 42% and 207% of our operating cash flow to shareholders during the first quarter of fiscal 2015 and 2014, respectively, through a combination of both dividend payments and share repurchases. Free cash flow returned to shareholders was 48% and 286% for the first quarter of fiscal 2015 and 2014, respectively.
Free cash flow was $391 million for the first quarter of fiscal 2015, compared with $160 million for the first quarter of fiscal 2014. This increase in free cash flow primarily resulted from higher earnings, a decrease in accounts receivables stemming from increased cash collections, particularly in Europe, compared with an increase in accounts receivables in the prior year quarter and a decrease in income taxes paid, net of refunds of approximately $40 million.
Free cash flow is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. See “Management’s Use of Non-GAAP Measures.” Reconciliations between net cash provided by operating activities (the most comparable U.S. GAAP measure) and free cash flow are as follows:

	Quarter Ended
(Dollars in Millions)	December 26, 2014	December 27, 2013
Net cash provided by operating activities	$451	$221
Capital expenditures	(60)	(61)
Free cash flow	$391	$160
Capitalization
Shareholders’ equity was $10.372 billion at December 26, 2014, compared with $10.060 billion at September 26, 2014. The increase in shareholders’ equity was primarily due to net income of $511 million, partially offset by dividends declared of $163 million.
The following table contains several key measures to gauge our financial condition and liquidity at the end of each period:

(Dollars in Millions)	December 26, 2014	September 26, 2014
Cash and cash equivalents	$1,818	$1,567
Current maturities of long-term debt	1,010	1,009
Long-term debt	4,051	4,035
Total debt	5,061	5,044
Shareholders’ equity	10,372	10,060
Debt-to-total capital ratio	33%	33%
As of December 26, 2014, our cash and cash equivalents were held principally in subsidiaries which are located throughout the world. Under current laws, substantially all of these amounts can be repatriated to our Luxembourg subsidiary, Covidien International Finance S.A., which is the obligor of substantially all of our debt, and to our Irish parent company; however, the repatriation of these amounts could subject us to additional tax costs. We provide for tax liabilities in our financial statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested outside of Ireland. Our current plans do not demonstrate a need to repatriate earnings that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.
We have a $1.5 billion five-year unsecured senior revolving credit facility, which expires in 2019. In addition, we may increase this facility by up to $500 million to a maximum of $2.0 billion provided certain conditions are met. We are required to maintain an available unused balance under this credit facility sufficient to support amounts outstanding under our commercial paper program. At both December 26, 2014 and September 26, 2014, we had no commercial paper outstanding. In addition, no amount was outstanding under our credit facility at the end of either period.

Our credit facility agreement contains a covenant limiting our ratio of debt to earnings before interest, income taxes, depreciation and amortization. In addition, the agreement contains other customary covenants, none of which we consider restrictive to our operations. We are currently in compliance with all of our debt covenants.
Dividends
On December 19, 2014, our board of directors declared a quarterly cash dividend of $0.36 per share, which is the maximum amount allowable under the Medtronic transaction agreement without prior written consent from Medtronic. The dividend, which totals $163 million is payable during the second quarter of fiscal 2015 to shareholders of record at the close of business on January 2, 2015.
Commitments and Contingencies
Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, products liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial condition. However, one or more of the proceedings could have a material adverse effect on our results of operations or cash flows for a future period. Note 14 to our condensed consolidated financial statements and Part II, Item 1—Legal Proceedings provide additional information regarding legal proceedings.
Guarantees
In connection with our 2007 separation from Tyco International and TE Connectivity, we entered into guarantee commitments and indemnifications with Tyco International and TE Connectivity related to certain contingent tax liabilities. Current and non-current liabilities totaling $577 million relating to these guarantees were included on our condensed consolidated balance sheet at December 26, 2014, a substantial portion of which is classified as non-current.
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
Off-Balance Sheet Arrangements
As of December 26, 2014, we had various outstanding letters of credit and guarantee and surety bonds totaling $207 million, none of which were individually significant.
Income Taxes
At December 26, 2014, we are the primary obligor to the taxing authorities for $1.007 billion of tax liabilities that are recorded on our condensed consolidated balance sheet, of which $646 million relates to periods prior to our 2007 separation from Tyco International and is shared with Tyco International and TE Connectivity pursuant to the Tyco tax sharing agreement. However, the actual amounts that we may be required to ultimately accrue or pay under the Tyco tax sharing agreement could vary depending upon the outcome of the unresolved tax matters, some of which may not be resolved for several years.
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
Tyco International’s income tax returns for the years 2001 through 2003 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans that originated during 1997 through 2000. During the first quarter of fiscal 2015, we reached an effective settlement with the IRS on all tax matters within the 2004 tax year that remained outstanding following the effective settlement of certain matters during fiscal 2014.
Pursuant to the terms of the Tyco tax sharing agreement, we have current and non-current receivables from Tyco International and TE Connectivity totaling $286 million at December 26, 2014. This amount primarily reflects 58% of our contingent tax liabilities that are subject to the Tyco tax sharing agreement. If Tyco International and TE Connectivity default on their obligations to us under the Tyco tax sharing agreement, however, we would be liable for the entire amount of such liabilities. Additional information regarding the Tyco tax sharing agreement is provided in note 12 to our condensed consolidated financial statements.
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
Our aggregate accounts receivable, net of the allowance for doubtful accounts, in Spain and Italy at December 26, 2014 were $262 million, of which $15 million were over 365 days past due. At September 26, 2014, accounts receivable, net in Spain and Italy were $256 million, of which $16 million were over 365 days past due.

Contingent Consideration
In connection with an acquisition, we may be required to pay future consideration that is contingent upon the achievement of certain milestones, such as revenue, regulatory or commercialization. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. We remeasure this liability each reporting period and record the change in fair value in our consolidated statement of income. An increase or decrease in the fair value can result from changes in the timing, expected probability and/or amount of revenue estimates or changes in the expected probability and/or timing of achieving regulatory, commercialization or other milestones, as well as changes in discount rates and periods, among other factors. During the first quarter of fiscal 2014, we recorded income totaling $26 million, which resulted from a reduction in the fair value of our contingent consideration liability associated with our fiscal 2012 acquisition of Maya Medical. No income or expense was recorded during the first quarter of fiscal 2015.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.
We believe that our accounting policies for revenue recognition, goodwill, other intangible assets, contingent consideration, other contingencies, pension benefits, guarantees and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K filed for the fiscal year ended September 26, 2014.
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
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2014 and in this Quarterly Report could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2014 for a discussion of our exposures to market risk.
Subsequent to the end of the quarter, we terminated the interest rate swaps that converted $500 million principal amount of our 3.20% senior notes due 2022 and $500 million principal amount of our 2.95% senior notes due 2023 from fixed-rate debt to variable-rate debt. There have been no other material changes in the information reported since the fiscal year ended September 26, 2014.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, products liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, as described in our Annual Report on Form 10-K for the fiscal year ended September 26, 2014. Other than described below or in note 14 to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, there were no material developments during the quarter ended December 26, 2014 related to previously described legal proceedings.
Settlement of Certain Litigation
As previously disclosed in Part I, Item 3, pages 22 and 23 of our Annual Report on Form 10-K for the fiscal year ended September 26, 2014, putative shareholder class action complaints have been filed in the United States District Court for the District of Massachusetts by purported shareholders of Covidien under the captions Taxman v. Covidien plc, et al., 14-cv-12949, Lipovich v. Covidien plc, et al., 14-cv-13308 and Rosenfeld Family Foundation v. Covidien plc, et al., 14-cv-13490. On October 20, 2014, the plaintiff in the Rosenfeld action and another purported shareholder of Covidien filed a motion seeking to consolidate the Taxman, Lipovich and Rosenfeld actions, and on November 14, 2014, the United States District Court for the District of Massachusetts granted that motion consolidating the actions (the “Consolidated Action”).
On December 23, 2014, the defendants reached an agreement in principle with plaintiffs in the Consolidated Action, and that agreement is reflected in a memorandum of understanding. In connection with the settlement contemplated by the memorandum of understanding, Covidien agreed to make certain additional disclosures related to the proposed transaction with Medtronic, which are contained in Covidien’s Current Report on Form 8-K filed on December 23, 2014. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement.
The stipulation of settlement will be subject to customary conditions, including court approval. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the United States District Court for the District of Massachusetts will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought by Covidien shareholders challenging any aspect of the proposed transaction, the negotiation or consideration of the Transaction, the Transaction Agreement, dated as of June 15, 2014, by and among Medtronic, Covidien, Kalani I Limited (since renamed Medtronic Holdings Limited), Makani II Limited, Aviation Acquisition Co., Inc., and Aviation Merger Sub, LLC, and any disclosure made in connection therewith, including in the Definitive Joint Proxy Statement/Prospectus, pursuant to terms that will be disclosed to shareholders prior to final approval of the settlement, except that the released claims will not include the claims currently asserted in In re Medtronic, Inc. Stockholder Litigation, 27-CV-14-11452, in the District Court, Fourth Judicial District of Hennepin Count, Minnesota or the claims currently asserted in In re Medtronic, Inc. Derivative Litigation, 14-cv-3540, in the United States District Court for the District of Minnesota described on pages 157 and 158 of the Definitive Joint Proxy Statement/Prospectus. In addition, in connection with the settlement, the parties contemplate that the parties shall negotiate in good faith regarding the amount of attorneys’ fees and expenses that shall be paid to plaintiffs’ counsel in connection with the actions. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the United States District Court for the District of Massachusetts will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.
Other Legal Proceeding Regarding the Medtronic Transaction
As previously disclosed in Part I, Item 3, page 22 of our Annual Report on Form 10-K for the fiscal year ended September 26, 2014, a putative shareholder class action complaint was filed on July 2, 2014, in the District Court, Fourth Judicial District, of Hennepin County, Minnesota (the “State Court”), by a purported shareholder of Medtronic under the caption Merenstein v. Medtronic, Inc., et al., 27-CV-14-11452, and on August 21, 2014, a putative shareholder class action complaint was filed in that same court by a purported shareholder of Medtronic under the caption Steiner v. Richard H. Anderson, et al., 27-CV-14-14420, which actions were later consolidated together with all cases subsequently filed or transferred into State Court into a single action under the caption In re Medtronic, Inc. Stockholder Litigation, 27-CV-14-11452. On September 30, 2014, the plaintiffs in the consolidated action filed a consolidated amended class action complaint challenging certain transactions to be taken by Medtronic in connection with the proposed acquisition of Covidien by Medtronic, and on October 10, 2014, the defendants moved to dismiss such complaint.
On December 5, 2014, the plaintiffs in the consolidated State Court action filed a motion for a preliminary injunction seeking to, among other things, enjoin the defendants from effectuating the acquisition in the absence of additional disclosure prior to the Medtronic shareholder vote. On December 30, 2014, a hearing was held in the State Court on plaintiffs’ motion for preliminary injunction and on defendants’ motion to dismiss. On January 2, 2015, the State Court denied the plaintiffs’ motion for preliminary injunction and on January 5, 2015 issued its opinion.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report Form 10-K for the fiscal year ended September 26, 2014. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We did not purchase any ordinary shares under our $3.0 billion share repurchase program during the first quarter of fiscal 2015.

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

101
The following materials from the Covidien plc Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: January 23, 2015